Form 10-K
period 2017-12-31
CAMDEN NATIONAL CORP
filed 2018-03-09
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $652,073,793. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2018 was 15,536,923.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2017 FORM 10-K ANNUAL REPORT

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in Part I, Item 1A, “Risk Factors,” beginning on page 13. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.1 billion in assets at December 31, 2017, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and its subsidiary, Camden National Bank (the "Bank"), is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, offers commercial and consumer banking products and services as well as investment management and fiduciary services. In addition, Camden Financial Consultants, a division of the Bank, offers brokerage and insurance services. For the year ended December 31, 2017, 2016 and 2015, net interest income was our primary revenue stream making up 75%, 74% and 76%, respectively, of our total revenues (sum of net interest income and non-interest income). Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings.

On October 16, 2015, the Company acquired SBM Financial, Inc. ("SBM"), the parent company of The Bank of Maine. This represented the largest acquisition in the Company's long history with total acquired assets of $816.3 million, including loans of $628.0 million, and liabilities of $729.5 million, including deposits and borrowings of $721.2 million.

The consolidated financial statements of the Company accompanying this Form 10-K include the accounts of the Company, the Bank and its subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation. On September 30, 2016, the Company completed a three-for-two split of its common stock for shareholders of record as of September 15, 2016. Per share information presented in this Form 10-K has been adjusted to reflect the stock split.

The Company is committed to the philosophy of serving the financial needs of customers in our communities, as described in its core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities.

The Company has achieved a five-year compounded annual asset growth rate of 10%, resulting in $4.1 billion in total assets at December 31, 2017. The following is a chronological time-line of significant events and factors contributing to the Company's asset growth over the past five years:
2013 — The divestiture of our five Franklin County branches, including $46.0 million in loans and $85.9 million in deposits and borrowings, in October 2013.
2014 — The Company achieved loan growth of $192.2 million, primarily within the commercial real estate and commercial loan portfolios. Also, in 2014, we expanded our franchise outside of Maine by opening a commercial loan office in Manchester, New Hampshire, providing us with a wider reach across northern New England.
2015 — The Company completed the acquisition of SBM on October 16, 2015. SBM was approximately one-third the size of the Company pre-acquisition with total assets of $840.1 million, total loans of $615.2 million and total deposits of $687.0 million. The acquisition provided the Company with an expanded presence in Southern and Central Maine, significant low cost deposits, and strengthened its mortgage banking platform, including an additional lending office in Braintree, Massachusetts. In addition, the Company achieved organic loan growth of $102.4 million.
2016 — The Company achieved loan growth of $104.4 million, primarily within the commercial real estate and commercial loan portfolios. In 2016, the Company originated approximately $370.0 million of residential mortgages and sold approximately 65% of its production. This resulted in gains from loan sales of $6.2 million, compared to $1.3 million for 2015.
2017 — The Company achieved loan growth of $187.9 million, or 7%, driven by commercial real estate loan growth of 11%, followed by residential loan growth of 7% and commercial loan growth of 6%. Deposits grew $172.0 million, or 6%, in 2017, driven by low-cost deposits growth of 11%.

The financial services industry continues to experience consolidations through mergers that could create opportunities for the Company to promote its value proposition to customers. The Company continues to evaluate the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, the Company is focused on maximizing the potential for growth in existing markets, especially in markets where the Company has less of a presence. Further details on the Company's financial information can be found within the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, commercial, non-profit and municipal customers. As of December 31, 2017, the Bank had 60 branches spread across 13 of Maine's 16 counties, 75 ATMs and two additional lending offices, including a residential mortgage lending office in Braintree, Massachusetts and a commercial lending office in Manchester, New Hampshire. In the first quarter of 2018, the Bank opened an office in Portsmouth, New Hampshire that will provide commercial and residential mortgage lending.

Through Camden National Wealth Management, a department of the Bank, and Camden Financial Consultants, a division of the Bank, the Bank provides comprehensive wealth management, and investment, insurance and financial planning services.

•
Camden National Wealth Management provides a broad range of fiduciary and asset management services to both individual and institutional clients. The wealth management services provided by Camden National Wealth Management complement the services provided by the Bank, offering high net worth individuals and families, businesses and not-for profit customers investment management, financial planning and trustee services.

•
Camden Financial Consultants is in the business of helping clients meet all of their financial needs. Camden Financial Consultants provides full-service brokerage and insurance and its financial offerings include college, retirement, and estate planning, mutual funds, strategic asset management accounts, and variable and fixed annuities.

Securities are offered through LPL Financial, Member FINRA/SIPC. Camden Financial Consultants and the Bank are not registered broker/dealers and are not affiliated with LPL Financial. The investment products sold through LPL Financial are not insured by Bank deposits and are not insured by the Federal Deposit Insurance Corporation ("FDIC"). These products are not obligations of the Bank and are not endorsed, recommended or guaranteed by the Bank or any government agency. The value of the investment may fluctuate, the return on the investment is not guaranteed, and loss of principal is possible.

Customers may also access the Bank’s products and services using other channels, including on-line at CamdenNational.com.

Healthcare Professional Funding Corporation. Healthcare Professional Funding Corporation ("HPFC") is a wholly-owned subsidiary of the Bank and, prior to the closing of ongoing operations on February 19, 2016, it provided specialized lending to dentists, optometrists and veterinarians across the U.S. HPFC was acquired in connection with the acquisition of SBM. HPFC's website address is www.camdennational.com/healthprofunding.

The Company’s Investor Relations information can be obtained through the Bank’s internet address, CamdenNational.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this report.

Competition. The Company competes throughout Maine, New Hampshire and Massachusetts with our primary markets within Maine. We operate and manage the Bank's business within Maine's various regions, including Mid Coast, Southern, Central, Bangor and Downeast. Many of these markets that we operate in are characterized as rural areas. Major competitors in the Company’s primary market area include local branches of large regional and national banking organizations and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within the Bank’s primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. The Company, through Camden National Wealth Management and Camden Financial Consultants, competes for trust, trust-related, investment management, individual retirement, foundation and endowment management services and brokerage services with local banks and non-banks, which may now, or in the future, offer a similar range of services, as well as with a number of brokerage firms and investment advisors with offices in the Company’s market area. In addition, most of these services are widely available to the Company’s customers by telephone and over the internet through firms located outside the Company’s market area.

Executive Officers of the Registrant. The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, as of December 31, 2017:

Executive Officer	Age	Position
Gregory A. Dufour	57	President and Chief Executive Officer
Deborah A. Jordan	52	Executive Vice President, Chief Operating and Financial Officer
Joanne T. Campbell	55	Executive Vice President, Risk Management Officer
Edmund M. Hayden III	62	Executive Vice President, Chief Credit Officer
Timothy P. Nightingale	60	Executive Vice President, Senior Loan Officer
Patricia A. Rose	54	Executive Vice President, Retail and Mortgage Banking Officer

Gregory A. Dufour has served as President and Chief Executive Officer ("CEO") of the Company since January 2009. Mr. Dufour joined the Company in April 2001 as Senior Vice President of Finance. In August of 2002, he assumed additional responsibility for Operations and Technology until December 2003. In January 2004, Mr. Dufour was named Chief Banking Officer for the Company and President and Chief Operating Officer for Camden National Bank, and in January 2006, he became President and CEO for Camden National Bank. He also serves on the Board of Directors of Camden National Bank. Prior to joining the Company, Mr. Dufour was Managing Director of Finance and a member of the Executive Operating Group for IBEX Capital Markets in Boston, Massachusetts. In addition to his experience at IBEX, Mr. Dufour held various financial management positions with FleetBoston Corporation and its affiliates, including Vice President and Controller of Debt Capital Markets, Controller of Investment Banking and Banking Group Controller. Mr. Dufour's extensive business and finance background, demonstrated ability to effectively manage growth, strong regulatory expertise and leadership capability contributes to his active support of the Board in his director capacity. Mr. Dufour has served in various volunteer capacities on numerous community-related organizations and currently serves as trustee of Coastal Healthcare Alliance system in Rockport, Maine and as trustee and vice chair of the board of Maine Health in Portland, Maine.

Deborah A. Jordan joined the Company in September 2008 as Senior Vice President, Chief Financial Officer ("CFO"), and Principal Financial and Accounting Officer and was promoted to Executive Vice President ("EVP") in January 2011. Effective January 1, 2015, Ms. Jordan was promoted to Chief Operating Officer ("COO"), and continues to serve as CFO, and Principal Financial and Accounting Officer. Ms. Jordan was previously EVP and CFO of Merrill Merchants Bancshares, Inc. in Bangor, Maine, from January 1993 to August 2008. Ms. Jordan worked at Arthur Andersen & Co. from 1987 to 1992. Ms. Jordan currently serves on the Board of Seven Islands Land Management Company.

Joanne T. Campbell joined the Company in 1996 as Vice President, Manager of Residential Real Estate. She was promoted to Senior Vice President, Compliance, Audit & CRA in 2002, and then to Senior Vice President, Risk Management in 2005 and to EVP in January 2011. Ms. Campbell currently serves as a member of the ABA Risk Management Conference Advisory Board.

Edmund M. Hayden III joined Camden National Bank as Executive Vice President and Chief Credit Officer upon completion of the merger of Camden National Corporation and SBM Financial, Inc. on October 16, 2015. Prior to joining Camden National Bank, Mr. Hayden served as the Chief Risk Officer and Chief Credit Officer of The Bank of Maine since 2011. Previously he was the Executive Vice President and Executive Credit Officer for TD Bank, NA (“TD”) covering the New England and Long Island markets. Mr. Hayden worked for TD (formerly TD Banknorth, NA) for 18 years (1992-2010) primarily in commercial banking. Prior to TD, Mr. Hayden worked for three years as the Senior Lending Officer for Martha’s Vineyard National Bank, and prior to that Mr. Hayden held a variety of positions primarily in commercial lending at Bank of Boston (formerly Bank of Vermont) from 1980 to 1989.

Timothy P. Nightingale joined the Company in March 2000 as Regional Vice President of UnitedKingfield Bank. In 2001, Mr. Nightingale was named Senior Lending Officer at UnitedKingfield Bank and was promoted to Senior Vice President in 2003. In September 2006, the Company merged UnitedKingfield Bank into Camden National Bank, at which time Mr. Nightingale was named Senior Vice President, Senior Lending Officer for Camden National Bank. In January 2011, he was promoted to EVP. Mr. Nightingale is a member of the board of directors for the Finance Authority of Maine.

Patricia A. Rose joined Camden National Bank in September 2017 as Executive Vice President of Retail & Mortgage Banking. Ms. Rose came to the Company from Citizens Bank where she served for two years as Head of Strategic Onboarding & Orientation, and, prior to that, Director level roles in Retail Network Sales & Strategy at Santander Bank for six years. Ms. Rose began her career in banking at Fleet Bank and Sovereign Bank where she held a variety of leadership roles and served as Market President of Retail Banking in Eastern Massachusetts and New Hampshire.

All of the executive officers will hold office at the discretion of the Company’s Board of Directors. There are no arrangements or understandings between any of the directors, officers or any other persons pursuant to which any of the officers have been selected as officers. There are no “family relationships” among the directors and executive officers, as the Securities and Exchange Commission defines that term.

Employees. The Company employed 636 people on a full- or part-time basis as of December 31, 2017.

Supervision and Regulation

The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the maintenance of the safety and soundness of depository institutions, the federal deposit insurance system, and depositors, rather than the protection of shareholders of a bank holding company such as the Company.

As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a national bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”).

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

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the FRB has determined to be closely related to banking or managing and controlling banks as of November 11, 1999.

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

Regulation of the Bank

The Bank is subject to regulation, supervision, and examination by the OCC. Additionally, the Federal Deposit Insurance Corporation (the “FDIC”) has secondary supervisory authority as the insurer of the Bank’s deposits. The Bank is also subject to regulations issued by the Consumer Financial Protection Bureau, as enforced by the OCC. Pursuant to the Dodd-Frank Act, the FRB may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to $250,000 per depositor for deposits held in the same right and capacity and are subject to deposit insurance assessments to maintain the DIF. The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits - the designated reserve ratio - to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment. The revised deposit insurance assessment pricing became effective on July 1, 2016.

Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Under the final rule, each of seven financial ratios and a weighted average of CAMELS component ratings is multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments. Assessment rates for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points, after adjustments. Assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments.

The FDIC has the power to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank’s FDIC insurance expense for the year ended December 31, 2017 was $1.4 million.

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

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating.

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

Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital
Resources and Note 13, Shareholders' Equity within Item 8. Financial Statements and Supplementary Data.

The Bank is considered “well capitalized” under all regulatory definitions and the Company is considered "well capitalized" under the FRB's rules applicable to bank holding companies.

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

We primarily serve individuals and businesses located in Maine, as 81% of our loan portfolio is concentrated among borrowers in Maine, with higher concentrations of exposure in Cumberland, Hancock, Kennebec, Knox, Penobscot and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

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

At December 31, 2017, our commercial real estate and commercial loan portfolios comprised 57% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2017, the most significant industry concentration within our loan portfolio was non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings), which was 11% of our total loans and 27% of our total commercial real estate portfolio. As of December 31, 2017, we had no other industry concentrations in excess of 10% of total loans.

If our allowance for loan losses is not adequate to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for probable loan losses based on a number of factors. On a monthly basis, management reviews the allowance for loan losses to assess recent asset quality trends and impact on the Company's financial condition. On a quarterly basis, the allowance for loan losses is reviewed and approved at the Bank's Board of Directors meeting. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for loan losses, our earnings could decrease.

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

Our cost of funds for banking operations may increase as a result of loss of deposits or a change in deposit mix.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

Potential downgrades of U.S. government securities by one or more of the credit ratings agencies could have a material adverse effect on our financial results.

A possible future downgrade of the sovereign credit ratings of the U.S. government and a decline in the perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affect the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on us. Among other things, a further downgrade in the U.S. government’s credit rating could adversely impact the value of our securities portfolio and may trigger requirements that we post additional collateral for trades relative to these securities. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instruments would significantly exacerbate the other risks to which we are subject and any related adverse effects on the business, financial condition and results of operations.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
We and our bank subsidiary must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
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

We believe that we have adequately reviewed our investment securities for impairment and we did not recognize any other-than-temporary impairments on our investment securities portfolio in 2017. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if the counter-party should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the significant judgments involved, there is risk that material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Market changes may adversely affect demand for our services and impact results of operations.

Channels for servicing our customers are evolving rapidly, with less reliance on traditional branches, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiples product lines. We compete with larger providers that are rapidly evolving their service offerings and escalating the costs of evolving the Bank’s efforts to keep pace. We have a process for evaluating the profitability of our branches and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

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

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity that has historically been the case.

We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in by 2018, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election.

We face significant legal risks.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2017, our goodwill and other identifiable intangible assets totaled $99.7 million, which included goodwill and core deposit intangible assets created in connection with the SBM acquisition on October 16, 2015 of $49.9 million and $6.6 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2017 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2017. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures in our computer systems and networks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through insurance maintained by us. Any such losses, which may be difficult to detect, could adversely affect our financial condition or results of operations. In addition, the occurrence of such a loss could expose the Company and the Bank to reputational risk, the loss of customer business and additional regulatory scrutiny.

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

Natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.
Camden National Wealth Management may be negatively affected by changes in economic and market conditions.
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

Due to strong competition, Camden National Wealth Management may not be able to attract and retain clients at current levels. Competition is strong as there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Our ability to attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services, and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

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

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

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

In December 2017, we recognized a write-down of $14.3 million to our net deferred tax assets in connection with the adoption of the Tax Cuts and Jobs Act.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2017, the Company owns or leases a total of 64 facilities, excluding any properties designated as other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 42 of its facilities, none of which are subject to a mortgage, and the remaining branches and loan offices are leased by the Company. The Company has 60 branches located throughout Maine, and two loan production offices located in New Hampshire and Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2017:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet(1)
Main Office	Camden, Maine	3 story building	Branch and principal executive office	Owned	15,500
Canal Plaza	Portland, Maine	2 floors	Branch and executive office	Leased	16,355
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Gardiner	Gardiner, Maine	3 story building	Branch and service center	Owned	17,497
Kennebunk	Kennebunk, Maine	2 story building	Branch and service center	Owned	9,982
Auburn	Auburn, Maine	3 story building	Branch	Owned	13,000
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
Waterville	Waterville, Maine	3 story building	Branch	Owned	17,099

(1)	Total square footage for leased locations represents the amount of space the Company occupies.

(2)	Includes space leased to third parties.

For additional information regarding the Company's premises and equipment and lease obligations see Note 7, Premises and Equipment, within Item 8. Financial Statements and Supplementary Data.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2017 and 2016) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2017			2016
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$44.82	$40.14	$0.23	$28.87	$25.09	$0.20
Second Quarter	$44.12	$40.20	$0.23	$29.17	$26.97	$0.20
Third Quarter	$44.40	$37.33	$0.23	$32.32	$27.91	$0.20
Fourth Quarter	$47.00	$41.70	$0.25	$45.24	$29.70	$0.23

As of February 23, 2018, there were 15,536,923 shares of the Company’s common stock outstanding by approximately 1,200 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to Item 1. Business—Supervision and Regulation and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2012 through December 31, 2017. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2012 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2017.

Stock Performance Graph

On September 24, 2013, the Board of Directors authorized a common stock repurchase program (the "2013 Repurchase Plan"). The 2013 Repurchase Plan allows for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s Board of Directors terminates the program. There is no specified expiration date of the 2013 Repurchase Plan. As of December 31, 2017, the Company had repurchased 374,250 shares at an average price of $26.55, or 99.8% of the program’s total allotment and 2.4% of total outstanding shares. The Company did not repurchase any shares of Company common stock for the year ended December 31, 2017.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
01/01/2017 to 12/31/2017	—	—	—	750
Total	—	$—	—	750

Other information required by this item is incorporated by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the consolidated financial statements and related notes, appearing elsewhere herein.

	At or For The Year Ended December 31,
(In Thousands, Except per Share Data)	2017(1)	2016	2015(2)	2014	2013
Financial Condition Data
Investments	$907,642	$897,679	$855,995	$803,633	$828,201
Loans and loans held for sale	2,790,542	2,609,400	2,501,164	1,772,610	1,580,402
Allowance for loan losses	(24,171)	(23,116)	(21,166)	(21,116)	(21,590)
Total assets	4,065,398	3,864,230	3,709,344	2,789,853	2,603,829
Deposits	3,000,491	2,828,529	2,726,379	1,932,097	1,813,824
Borrowings	611,498	599,675	572,362	577,002	530,092
Shareholders’ equity	403,413	391,547	363,190	245,109	231,096
Operating Data
Net interest income	$115,300	$113,072	$86,452	$76,257	$75,441
Provision for credit losses	3,035	5,258	1,936	2,220	2,028
Non-interest income	38,599	39,621	27,482	24,370	27,835
Non-interest expense	88,510	89,896	81,139	62,397	66,333
Income before income taxes	62,354	57,539	30,859	36,010	34,915
Income taxes	33,878	17,472	9,907	11,440	12,132
Net income	$28,476	$40,067	$20,952	$24,570	$22,783
Ratios
Return on average assets	0.71%	1.04%	0.70%	0.92%	0.88%
Return on average equity	7.00%	10.47%	7.54%	10.37%	9.74%
Net interest margin (fully-taxable equivalent)	3.23%	3.32%	3.19%	3.11%	3.20%
Tier I leverage capital ratio	9.07%	8.83%	8.74%	9.26%	9.43%
Total risk-based capital ratio	14.14%	14.04%	12.98%	15.16%	16.45%
Non-performing assets to total assets	0.50%	0.67%	0.66%	0.82%	1.18%
Dividend payout ratio	51.43%	32.22%	50.60%	33.73%	36.30%
Per common share data
Basic earnings per share	$1.83	$2.59	$1.73	$2.19	$1.98
Diluted earnings per share	1.82	2.57	1.73	2.19	1.98
Dividends declared per share	0.94	0.83	0.80	0.74	0.72
Book value per share	25.99	25.30	23.69	22.00	20.33
Non-GAAP measures(3)
Adjusted net income	$42,739	$40,630	$28,189	$24,570	$24,074
Adjusted diluted earnings per share	2.73	2.61	2.33	2.19	2.09
Tangible book value per share	19.57	18.74	16.89	17.68	15.99
Efficiency ratio	57.05%	57.53%	61.13%	61.58%	62.78%
Adjusted return on average assets	1.07%	1.06%	0.94%	0.92%	0.94%
Return on average tangible equity	9.69%	14.76%	9.91%	13.46%	14.55%
Adjusted return on average tangible equity	14.35%	14.95%	13.20%	13.30%	13.42%
Tangible common equity ratio	7.66%	7.71%	7.18%	7.18%	7.12%

(1)
In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $14.3 million write-down of its deferred tax assets and liabilities upon revaluation using the lower federal corporate income tax rate of 21.0%.

(2)
On October 16, 2015, the Company completed its acquisition of SBM. The impact of the acquisition is included within the presented financial data and results as of and for the year ended December 31, 2015.

(3)
Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Reconciliation to GAAP for discussion and reconciliations of non-GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the year ended
December 31, 2017, 2016 and 2015 and financial condition at December 31, 2017 and 2016 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. The dollar amounts within the tables are presented in thousands, except per share data. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Acronyms and Abbreviations

The acronyms and abbreviations identified below are used throughout Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	N.M.:	Not meaningful
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CDs:	Certificate of deposits	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OREO:	Other real estate owned
CMO:	Collateralized mortgage obligation	OTTI:	Other-than-temporary impairment
DCRP:	Defined Contribution Retirement Plan	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructured loan
FHLB:	Federal Home Loan Bank	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLBB:	Federal Home Loan Bank of Boston	U.S.:	United States of America
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States

Executive Overview

For the year ended December 31, 2017, we reported net income of $28.5 million and diluted EPS of $1.82 per share, compared to $40.1 million and $2.57 per share, respectively, for the year ended December 31, 2016. In the fourth quarter of 2017, the Tax Act was enacted, and we recognized $14.3 million of additional income tax expense upon the revaluation of our deferred tax assets and liabilities. For the year ended December 31, 2017, our adjusted net income1, which excludes the effect of the Tax Act, was $42.7 million and adjusted diluted EPS1 was $2.73 per share, representing an increase over 2016 of 5%.

Our strong financial performance in 2017 was driven by:

•
Loan Growth of 7%— Our loan portfolio grew 7% to $2.8 billion at December 31, 2017, led by commercial real estate loan growth of 11%, followed by residential mortgage growth of 7% and commercial loan growth of 6%.

•	Low Cost Deposit Growth of 11% — Our total deposit base grew 6% to $3.0 billion at December 31, 2017, led by low cost deposits (demand, interest checking, savings and money market) growth of 11%.

•
Strong Asset Quality — Strong asset quality metrics resulted in a 42% decrease in our provision for credit losses to $3.0 million for 2017. Our non-performing assets to total assets ratio decreased to 0.50% at December 31, 2017, compared to 0.67% at December 31, 2016, while our net charge-offs to average loans ratio for 2017 of 0.07%, compared to 0.13% for 2016.

In the fourth quarter of 2017, we increased our quarterly cash dividend 9% to $0.25 per share, which was paid to our shareholders on January 31, 2018. For 2017, we declared cash dividends to our shareholders of $0.94 per share, compared to $0.83 per share in 2016. The increase in our fourth quarter 2017 dividend rate to shareholders reflects our strong financial performance in 2017 and the overall financial strength, which includes exceeding all regulatory capital standards and a tangible common equity ratio1 of 7.66% at December 31, 2017.

Our 2016 reported financial results included the full year benefit of the acquisition of SBM that was completed on October 16, 2015, driving a 44% increase in adjusted net income1 and 12% increase in adjusted diluted EPS1, compared to 2015.

______________________________________________________________________________________________________

1	The following was not calculated in accordance with GAAP. Refer to the "— Non-GAAP Financial Measures and Reconciliation to GAAP" within Item 7.

Operating Results

Net income for the year ended December 31, 2017 was $28.5 million, representing a decrease of $11.6 million, or 29%, compared to last year. The decrease was driven by additional income tax expense of $14.3 million upon enactment of the Tax Act on December 22, 2017 as a result of revaluing our deferred tax assets and liabilities using the lower federal corporate tax rate. Adjusted net income1, which excludes certain non-recurring transactions, including the impact of the Tax Act, for the year ended December 31, 2017 was $42.7 million, representing an increase of $2.1 million, or 5%.

______________________________________________________________________________________________________

1	The following was not calculated in accordance with GAAP. Refer to the "— Non-GAAP Financial Measures and Reconciliation to GAAP" within Item 7.

Diluted EPS for the year ended December 31, 2017 was $1.82 per share, representing a decrease of $0.75 per share, or 29%, compared last year. Adjusted diluted EPS1 for the year ended December 31, 2017 was $2.73 per share, representing an increase of $0.12 per share, or 5% over 2016.

For the year ended December 31, 2017, our efficiency ratio1 was 57.05%, adjusted return on average assets1 was 1.07%, and our adjusted return on average tangible equity1 was 14.35%.

Net income for the year ended December 31, 2016 was $40.1 million and diluted EPS was $2.57 per share, representing an increase of 91% and 49%, respectively. Adjusted net income1 and adjusted diluted EPS1 of $40.6 million and $2.61 increased 44% and 12%, respectively, over 2015. The increase highlights the benefits of the acquisition of SBM and our successful execution of our merger strategies, including an efficiency ratio1 of 57.53%, an adjusted return on average assets1 of 1.06%, and an adjusted return on average tangible equity1 of 14.96% for 2016.

FINANCIAL CONDITION

Total assets at December 31, 2017 of $4.1 billion increased $201.2 million, or 5%, since December 31, 2016 driven by loan growth of $187.9 million, or 7%, for the year.

______________________________________________________________________________________________________

1	The following was not calculated in accordance with GAAP. Refer to the "— Non-GAAP Financial Measures and Reconciliation to GAAP" within Item 7.

For 2017, our loan growth was driven by commercial real estate with growth of $113.2 million, or 11%, followed by residential real estate of $55.9 million, or 7%, and commercial of $39.8 million, or 12%.

At December 31, 2017, our commercial loan portfolio (includes commercial real estate and commercial loans) totaled $1.6 billion and represented 57% of total loans, whereas our retail loan portfolio (includes residential real estate, consumer and home equity) totaled $1.2 billion and represented 43% of total loans. In comparison, at December 31, 2016, our commercial loan portfolio represented 56% of total loans, while our retail loan portfolio represented 44% of total loans.

Total deposits at December 31, 2017 grew $172.0 million, or 6%, over last year to $3.0 billion. The increase in deposits was driven by low cost deposits growth (including demand, interest checking, saving and money market) of $232.0 million, or 11% to $2.3 billion.

At December 31, 2017, low cost deposits as a percentage of total funding was 64%, compared to 61% at December 31, 2016 and our loan-to-deposit ratio was 93% at December 31, 2017, compared to 92% at December 31, 2016.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the allowance for loan losses; (ii) accounting for acquisitions and the subsequent review of goodwill and core deposit intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; and (iv) income taxes.

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

Loans for which a specific loss allocation may be required are identified and assessed at least quarterly by reviewing individual loans with a principal balance of $500,000 or more that are risk rated as substandard or doubtful and are on non-accrual status in accordance with the Bank's policy. We believe loans that meet the above criteria most often demonstrate the qualities and characteristics of an impaired loan and are individually significant enough to the Company to warrant individual assessment. Prior to January 1, 2017, we individually identified and evaluated specific impaired loans that had a loan principal balance of $250,000 or more that were risk rated as substandard or doubtful and are on non-accrual status in accordance with the Bank's policy. An allowance is established for each of these loans to reduce the net carrying value when the estimated value of the impaired loan is lower than the recorded investment of the loan. The estimated value of the impaired loans is determined using one of three methods: (i) calculating the present value of expected future cash flows discounted at the loan's effective interest rate (i.e. discounted cash flow method); (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent and repayment of the loan is expected to be provided solely by the underlying collateral.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2017 determined it to be appropriate, under adversely different conditions or assumptions, we may need to increase the ALL. Monthly, management reviews the ALL to assess recent asset quality trends and impact on the Company's financial condition. Quarterly, the ALL is reviewed and approved at the Bank's Board of Directors meeting.

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

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets for the year ended December 31, 2017 or 2016.

Goodwill impairment evaluations are required to be performed at least annually, but may be required more frequently if certain conditions indicate a potential impairment may exist. Our policy is to perform the goodwill impairment analysis annually as of November 30th, or more frequently as warranted. The goodwill impairment evaluation is required to be performed at the reporting unit level and is performed using the two-step process outlined in ASC 350-20, Goodwill ("ASC 350-20"). The Company's reporting units are banking and financial services. The banking reporting unit is representative of our core banking business line, while the financial services reporting unit is representative of our wealth management and trust services business line.

For the year ended December 31, 2017, we performed the annual impairment tests for each reporting unit as of November 30, 2017. For the banking reporting unit, we used the qualitative analysis (i.e. "step zero") outlined in ASC 350-20 to test the reporting unit's goodwill for impairment, and considered such factors as the macroeconomic environment; overall industry environment and performance; company specific factors, including, but not limited to, competition, performance and personnel. Through completion of our analysis, we concluded it was not more-likely-than-not that the banking reporting unit's carrying value exceeded its fair value. For the financial services reporting unit, we used the quantitative analysis (i.e. "step one") outlined in ASC 350-20 to test the reporting unit's goodwill for impairment. In doing so, we concluded that the estimated fair value of the financial services reporting unit exceeded its carrying value and goodwill was not impaired as of November 30, 2017. Furthermore, we are not aware of any indications and/or triggers subsequent to our goodwill impairment analysis performed as of November 30, 2017 that would lead us to believe there may be subsequent impairment of goodwill.

For the year ended December 31, 2016, we performed the annual impairment tests for each reporting unit as of November 30, 2016 using quantitative analysis, and concluded that neither reporting unit's goodwill was impaired.

Core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred for the year ended December 31, 2017 or 2016 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

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

Income Taxes. We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for our deferred tax assets, there is no guarantee that these assets will be realized.

On December 22, 2017, the Tax Act was enacted reducing the federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018. In accordance with ASC 740, Income Taxes, we revalued our deferred tax assets and liabilities as of the enactment date, and, as a result, we recorded additional income tax expense for the year ended December 31, 2017 of $14.3 million. Refer to "—Results of Operations—Income Tax Expense" for further discussion.

As of December 31, 2017, our federal income tax returns for the year ended December 31, 2016 and 2015 were open to audit by federal authorities, and our state income tax returns for the year ended December 31, 2016, 2015 and 2014 were open to audit by various state authorities. If, as a result of an audit, we were assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

In 2017, the IRS completed its examination of our 2014 and 2013 federal income tax returns, which resulted in no material changes to the Company's consolidated financial statements.

Non-GAAP Financial Measures and Reconciliation to GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted net income, adjusted diluted EPS, adjusted return on average assets, adjusted return on average equity and average tangible equity; the efficiency ratio; tax equivalent net interest income; tangible book value per share; and tangible common equity ratio. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Adjusted Net Income, Adjusted Diluted EPS and Adjusted Return on Average Assets. The following tables provide a reconciliation of net income, diluted EPS, and return on average assets to adjusted net income, adjusted diluted EPS and adjusted return on average assets. Certain transactions have been excluded to calculate adjusted net income, adjusted diluted EPS and adjusted return on average assets. We believe the following adjusted financial metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Adjusted Net Income:
Net income, as presented	$28,476	$40,067	$20,952	$24,570	$22,783
Add: impact of the Tax Act	14,263	—	—	—	—
Add: merger and acquisition costs and divestiture costs, net of tax(1)	—	563	7,237	—	243
Add: goodwill impairment(1)	—	—	—	—	2,830
Less: gain on branch divestiture and sale(1)	—	—	—	—	(1,782)
Adjusted net income	$42,739	$40,630	$28,189	$24,570	$24,074
Adjusted Diluted EPS:
Diluted EPS, as presented	$1.82	$2.57	$1.73	$2.19	$1.98
Impact of adjustments to arrive at adjusted net income	0.91	0.04	0.60	—	0.11
Adjusted diluted EPS	$2.73	$2.61	$2.33	$2.19	$2.09
Adjusted Return on Average Assets:
Return on average assets, as presented	0.71%	1.04%	0.70%	0.92%	0.88%
Impact of adjustments to arrive at adjusted net income	0.36%	0.02%	0.24%	—%	0.06%
Adjusted return on average assets	1.07%	1.06%	0.94%	0.92%	0.94%

(1)	Assumed a 35% tax rate for deductible expenses, with the exception of goodwill impairment as this was a non-taxable event.

Adjusted Return on Average Equity and Average Tangible Equity. The following tables provide a reconciliation of net return on average equity to adjusted return on average equity and average tangible equity. Certain transactions have been excluded to calculate adjusted return on average equity and tangible equity. We believe the following adjusted financial metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Net income, as presented	$28,476	$40,067	$20,952	$24,570	$22,783
Add: impact of the Tax Act	14,263	—	—	—	—
Add: merger and acquisition costs and divestiture costs, net of tax(1)	—	563	7,237	—	243
Add: goodwill impairment(1)	—	—	—	—	2,830
Less: gain on branch divestiture and sale(1)	—	—	—	—	(1,782)
Adjusted net income	$42,739	$40,630	$28,189	$24,570	$24,074
Add: amortization of intangible assets, net of tax(1)	1,176	1,237	849	746	747
Add: goodwill impairment(1)	—	—	—	—	2,830
Adjusted tangible net income	43,915	41,867	29,038	25,316	27,651
Average equity	$406,628	$382,507	$277,716	$236,849	$233,888
Less: average goodwill and other intangible assets	(100,513)	(102,711)	(57,833)	(48,735)	(52,708)
Average tangible equity	$306,115	$279,796	$219,883	$188,114	$181,180
Adjusted return on average tangible equity	14.35%	14.96%	13.21%	13.46%	15.26%
Adjusted return on average equity	10.51%	10.62%	10.15%	10.37%	10.29%
Return on average equity	7.00%	10.47%	7.54%	10.37%	9.74%

(1)	Assumed a 35.0% tax rate for deductible expenses, with the exception of goodwill impairment as this was a non-taxable event.

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

	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Non-interest expense, as presented	$88,510	$89,896	$81,139	$62,397	$66,333
Less: merger and acquisition costs, and divestiture cost	—	(866)	(10,415)	—	(374)
Less: goodwill impairment	—	—	—	—	(2,830)
Adjusted non-interest expense	$88,510	$89,030	$70,724	$62,397	$63,129
Net interest income, as presented	$115,300	$113,072	$86,452	$76,257	$75,441
Add: effect of tax-exempt income	2,105	2,121	1,763	1,157	808
Non-interest income	38,599	39,621	27,482	24,370	27,835
Less: net gains on sale of securities, net of OTTI	(855)	(51)	(4)	(451)	(785)
Less: gain on branch divestiture and sale	—	—	—	—	(2,742)
Adjusted net interest income plus non-interest income	$155,149	$154,763	$115,693	$101,333	$100,557
Efficiency ratio	57.05%	57.53%	61.13%	61.58%	62.78%
Non-interest expense, as presented, to total revenues(1)	57.51%	58.87%	71.22%	62.01%	64.23%

(1)	Revenue is defined as net interest income plus non-interest income.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable (assuming a 35% tax rate). This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Net interest income, as presented	$115,300	$113,072	$86,452	$76,257	$75,441
Effect of tax-exempt income	2,105	2,121	1,763	1,157	808
Net interest income, tax equivalent	$117,405	$115,193	$88,215	$77,414	$76,249

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

	December 31,
	2017	2016	2015	2014	2013
Tangible Book Value Per Share:
Shareholders' equity, as presented	$403,413	$391,547	$363,190	$245,109	$231,096
Less: goodwill and other intangible assets	(99,652)	(101,461)	(104,324)	(48,171)	(49,319)
Tangible equity	$303,761	$290,086	$258,866	$196,938	$181,777
Shares outstanding at period end	15,524,704	15,476,379	15,330,717	11,139,333	11,369,870
Tangible book value per share	$19.57	$18.74	$16.89	$17.68	$15.99
Book value per share	$25.99	$25.30	$23.69	$22.00	$20.33
Tangible Common Equity Ratio:
Total assets	$4,065,398	$3,864,230	$3,709,344	$2,789,853	$2,603,829
Less: goodwill and other intangibles	(99,652)	(101,461)	(104,324)	(48,171)	(49,319)
Tangible assets	$3,965,746	$3,762,769	$3,605,020	$2,741,682	$2,554,510
Tangible common equity ratio	7.66%	7.71%	7.18%	7.18%	7.12%
Shareholders' equity to total assets	9.92%	10.13%	9.79%	8.79%	8.88%

Results of Operations

For the year ended December 31, 2017, we reported net income of $28.5 million compared to $40.1 million for the year ended December 31, 2016 and $21.0 million for the year ended December 31, 2015. Diluted EPS for each of these years was $1.82 per share, $2.57 per share, and $1.73 per share, respectively. The major components of these results, which include net interest income, provision for credit losses, non-interest income, non-interest expense, and income tax expense, are discussed below.

Net Interest Income

Net interest income is interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue, accounted for 75%, 74% and 76% of total revenues (sum of net interest income and non-interest income) for the year end December 31, 2017, 2016 and 2015, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is calculated as net interest income, on a fully-taxable equivalent basis, as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for the year ended December 31, 2017, 2016, and 2015 was 3.23%, 3.32%, and 3.19%.

2017 vs. 2016 Net Interest Income. For the year ended December 31, 2017, net interest income on a fully-taxable equivalent basis was $117.4 million, compared to $115.2 million for the year ended December 31, 2016, representing an increase of $2.2 million, or 2%. For the year ended December 31, 2017, we recognized (i) accretion income on our acquired loans and deposits and (ii) recoveries on previously charged-off acquired loans totaling $3.2 million compared to $6.2 million in 2016. Excluding these net interest income items:

•	Net interest income on a fully-taxable equivalent basis for the year ended December 31, 2017 was $114.2 million, representing an increase of $5.2 million, or 5% over 2016.

•	Net interest margin for the year ended December 31, 2017 decreased 1 basis point to 3.14% compared to 2016.

Interest income on a fully-taxable equivalent basis for the year ended December 31, 2017 was $138.2 million, representing an increase over 2016 of $6.5 million, or 5%. Our interest income growth in 2017 was primarily driven by an increase in average interest-earning assets of $173.0 million, or 5%, over last year to $3.6 billion. The factors impacting average interest-earnings assets for 2017 compared to 2016 included:

•	Commercial real estate and commercial loan growth of $116.4 million, or 12%, and $44.0 million, or 15%, respectively.

•	The retail loan portfolio (including residential real estate, consumer and home equity loans) increased less than 1%.

•	HPFC loans continue to wind-down after our announcement in 2016 that HPFC is no longer originating loans, and, for 2017, average loan balances decreased $18.2 million to $52.0 million.

•	Average investment securities balances increased $29.0 million, or 3%, to $928.6 million.

Our yield on interest-earning assets for the year ended December 31, 2017 and 2016 was 3.80%. Excluding (i) accretion income on our acquired loans and (ii) recoveries on previously charged-off acquired loans, our yield on interest-earning assets for the year ended December 31, 2017 was 3.72% compared to 3.65% for 2016. The increase in our yield on interest-earning assets reflects an improved loan yield of 7 basis points to 4.14% compared to 2016, when adjusted for the above interest income items. The higher loan yield was driven by repricing of our existing loan portfolio as benchmark interest rates increased in 2017.

Interest expense for the year ended December 31, 2017 was $20.8 million, representing an increase of $4.3 million, or 26%, compared to 2016. The increase was primarily driven by higher short-term borrowing rates as the Federal Open Market Committee raised the Federal Funds Rate 75 basis points throughout 2017, driving an increase in cost of funds of 10 basis points to 0.59% for 2017 compared to 2016. We continue to focus on low-cost deposits growth (including demand, interest checking, savings and money market) for which we saw solid momentum in the second half of 2017 with average low-cost deposits increasing $91.5 million. Total average borrowings increased $69.8 million in 2017.

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

Average interest-earning assets totaled $3.5 billion for 2016, and our growth of 25% over last year was fueled by higher average loan balance of $618.5 million, or 32%. The increase in average loan balances was due to the SBM acquisition in the fourth quarter of 2015, in which we acquired $615.4 million of loan balances, as well 4% organic loan growth during 2016.

Our yield on interest-earning assets for 2016 was 3.80% compared to 3.65% last year. The increase reflects that benefits of the acquisition of SBM as our loan yield increased 8 basis points in 2016 over last year. As part of the acquisition of SBM, we acquired HPFC and it earned an average yield of 8.82% for 2016. However, effective February 19, 2016, we ceased HPFC's operations and loans are no longer being originated by HPFC and expect this loan portfolio to run off over the next several years. Also, due to the SBM acquisition, we benefited from higher loan and CD net fair value mark accretion of $4.3 million compared to last year and one-time recoveries on previously charged-off acquired SBM loans of $1.1 million for 2016. Our commercial real estate loan yield decreased 34 basis points in 2016 compared to 2015 due to the combination of (i) the competitive landscape across northern New England for strong credit commercial real estate loans, (ii) our strategy over the past two years to utilize back-to-back customer loan swaps on originated commercial real estate loans to protect us in a rising rate environment, and (iii) the low interest rate environment.

For 2016, our average deposits (excluding brokered deposits) totaled $2.6 billion, representing an increase of $656.4 million, or 35%, over last year. Our average core deposits (demand, interest checking, savings and money market) for 2016 were $2.1 billion, representing an increase of $525.4 million, or 34%, over last year. The increase in average deposits (excluding brokered deposits) was primarily due to the SBM acquisition in the fourth quarter of 2015, in which we acquired $687.0 million of deposit balances. Our cost of funds of 0.49% for 2016 increased 2 basis points over last year, which was driven by higher deposit and overnight borrowings costs and $15.0 million of subordinated debentures we issued in the fourth quarter of 2015 at a fixed interest rate of 5.50% per annum.

Our net interest margin on a fully-taxable equivalent basis for 2016 was 3.32%, representing an increase of 13 basis points over 2015. Our adjusted net interest margin for 2016, excluding fair value mark accretion generated in purchase accounting and one-time recoveries on previously charged-off acquired loans, was 3.15%, representing a decrease of 1 basis point compared to last year.

The following table presents, for the years noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Securities – taxable	$826,749	$18,777	2.27%	$796,423	$17,566	2.21%	$739,168	$15,715	2.13%
Securities – nontaxable(1)	101,898	4,253	4.17%	103,086	4,363	4.23%	76,779	3,397	4.42%
Loans(2):
Residential real estate	838,781	34,517	4.12%	822,690	34,366	4.18%	636,516	26,505	4.16%
Commercial real estate(3)	1,120,591	46,080	4.11%	1,004,169	41,228	4.11%	716,112	31,859	4.45%
Commercial(1)	336,685	14,180	4.21%	292,709	12,350	4.22%	254,514	9,726	3.82%
Municipal(1)	19,428	667	3.43%	19,238	572	2.97%	13,698	471	3.44%
Consumer	343,457	15,294	4.45%	358,098	15,111	4.22%	310,664	12,053	3.88%
HPFC	52,031	4,441	8.53%	70,188	6,191	8.82%	17,117	1,181	6.90%
Total loans	2,710,973	115,179	4.25%	2,567,092	109,818	4.28%	1,948,621	81,795	4.20%
Total interest-earning assets	3,639,620	138,209	3.80%	3,466,601	131,747	3.80%	2,764,568	100,907	3.65%
Cash and due from banks	85,289			87,319			55,256
Other assets	287,765			305,440			200,857
Less: ALL	(24,068)			(22,663)			(21,281)
Total assets	$3,988,606			$3,836,697			$2,999,400
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Demand	$430,706	$—	—%	$386,189	$—	—%	$292,776	$—	—%
Interest checking	750,543	1,541	0.21%	724,222	921	0.13%	543,330	427	0.08%
Savings	492,483	310	0.06%	461,794	278	0.06%	306,536	180	0.06%
Money market	480,119	2,475	0.52%	490,155	2,053	0.42%	394,367	1,283	0.33%
Certificates of deposit	466,418	4,124	0.88%	489,040	3,793	0.78%	357,972	3,126	0.87%
Total deposits	2,620,269	8,450	0.32%	2,551,400	7,045	0.28%	1,894,981	5,016	0.26%
Borrowings:
Brokered deposits	296,261	3,361	1.13%	231,610	1,588	0.69%	229,079	1,495	0.65%
Retail repurchase agreements	232,762	1,070	0.46%	198,403	555	0.28%	153,101	304	0.20%
Subordinated debentures	58,834	3,408	5.79%	58,718	3,415	5.82%	47,569	2,724	5.73%
Other borrowings	329,988	4,515	1.37%	359,281	3,951	1.10%	358,531	3,153	0.88%
Total borrowings	917,845	12,354	1.35%	848,012	9,509	1.12%	788,280	7,676	0.97%
Total funding liabilities	3,538,114	20,804	0.59%	3,399,412	16,554	0.49%	2,683,261	12,692	0.47%
Other liabilities	43,864			54,778			38,423
Shareholders’ equity	406,628			382,507			277,716
Total liabilities and shareholders’ equity	$3,988,606			$3,836,697			$2,999,400
Net interest income (fully-taxable equivalent)		117,405			115,193			88,215
Less: fully-taxable equivalent adjustment		(2,105)			(2,121)			(1,763)
Net interest income		$115,300			$113,072			$86,452
Net interest rate spread (fully-taxable equivalent)			3.21%			3.31%			3.18%
Net interest margin (fully-taxable equivalent)			3.23%			3.32%			3.19%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans			3.14%			3.15%			3.16%
(1) Reported on a tax-equivalent basis calculated using a tax rate of 35%, including certain commercial loans.
(2) Non-accrual loans and loans held for sale are included in total average loans.
(3) Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the year ended December 31, 2017, 2016 and 2015 totaling $3.2 million, $6.2 million and $864,000, respectively.

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

	December 31, 2017 vs. 2016 Increase (Decrease) Due to:			December 31, 2016 vs. 2015 Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Securities – taxable	$670	$541	$1,211	$1,220	$631	$1,851
Securities – nontaxable	(50)	(60)	(110)	1,163	(197)	966
Residential real estate	673	(522)	151	7,745	116	7,861
Commercial real estate	4,785	67	4,852	12,819	(3,450)	9,369
Commercial	1,856	(26)	1,830	1,459	1,165	2,624
Municipal	6	89	95	191	(90)	101
Consumer	(618)	801	183	1,840	1,218	3,058
HPFC	(1,601)	(149)	(1,750)	3,662	1,348	5,010
Total interest income	5,721	741	6,462	30,099	741	30,840
Interest-bearing liabilities:
Interest checking	34	586	620	145	349	494
Savings	18	14	32	93	5	98
Money market	(42)	464	422	316	454	770
Certificates of deposit	(176)	507	331	1,140	(473)	667
Brokered deposits	446	1,327	1,773	16	77	93
Customer repurchase agreements	96	419	515	91	160	251
Subordinated debentures	7	(14)	(7)	639	52	691
Other borrowings	(322)	886	564	7	791	798
Total interest expense	61	4,189	4,250	2,447	1,415	3,862
Net interest income (fully-taxable equivalent)	$5,660	$(3,448)	$2,212	$27,652	$(674)	$26,978
For the period indicated, we recognized within net interest income the following:

	Income Statement Location	For The Year Ended December 31,
		2017	2016	2015
Loan fees (cost)	Interest income	$(209)	$(394)	$735
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	2,837	5,082	812
Recoveries on previously charged-off acquired loans	Interest income	320	1,078	52
Total		$2,948	$5,766	$1,599

Provision for Credit Losses

The provision for credit losses is made up of our provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the year ended December 31, 2017 was $3.0 million, or 0.11% of average loans, compared to $5.3 million, or 0.21% of average loans, and $1.9 million, or 0.10% of average loans, for the year ended December 31, 2016 and 2015, respectively.

The factors driving a decrease in the provision for loan losses of $2.2 million for the year ended December 31, 2017 compared to 2016 were:

•	A decrease in net charge-offs of $1.3 million, highlighted by a net charge-offs to average loans ratio for 2017 of 0.07% compared to 0.13% for 2016.

•	Overall asset quality improvement, highlighted by a decrease in non-performing loans of $4.7 million to $20.3 million, or 0.73% of total loans, compared to 0.97% of total loans at December 31, 2016.

The factors driving an increase in the provision for loan losses of $3.3 million for the year ended December 31, 2016 compared to 2015 were:

•
Credit deterioration of two large loan relationships: (i) a syndication relationship we acquired as part of the acquisition of SBM that resulted in incremental provision expense in 2016 of $1.4 million; and (ii) a large commercial real estate loan that was downgraded from passing to substandard in 2016 that resulted in incremental provision expense for 2016 of $1.3 million. Our net charge-offs to average loans ratio for the year ended December 31, 2016 increased to 0.13% compared to 0.10% for 2015.

•	Organic loan growth of $104.4 million.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition.

Non-Interest Income

The following table presents the components of non-interest income for the year ended December 31, 2017, 2016, and 2015:

	For The Year Ended December 31,
	2017	2016	Change from		2015	Change from
			2017 to 2016			2016 to 2015
			$	%		$	%
Debit card income	$8,079	$7,578	$501	7%	$5,277	$2,301	44%
Service charges on deposit accounts	7,529	7,210	319	4%	6,423	787	12%
Mortgage banking income, net	7,363	6,258	1,105	18%	2,031	4,227	208%
Income from fiduciary services	5,108	4,960	148	3%	4,918	42	1%
Bank-owned life insurance	2,370	2,594	(224)	(9)%	1,680	914	54%
Brokerage and insurance commissions	2,147	2,074	73	4%	1,699	375	22%
Other service charges and fees	2,029	1,962	67	3%	1,573	389	25%
Net gain on sale of securities	855	51	804	1,576%	4	47	1,175%
Other income	3,119	6,934	(3,815)	(55)%	3,877	3,057	79%
Total non-interest income	$38,599	$39,621	$(1,022)	(3)%	$27,482	$12,139	44%
Non-interest income as a percentage of total revenues(1)	25%	26%			24%

(1)	Revenue is defined as net interest income plus non-interest income.

2017 vs. 2016 Non-Interest Income. The significant changes in non-interest income for the year ended December 31, 2017 compared to the same period of 2016 include:

•
An increase in mortgage banking income, net of $1.1 million due to lower amortization costs on our servicing assets of $754,000 and a recognized unrealized gain of $384,000 on the change in valuation of our loans held for sale and forward commitments to investors on those loans, and fixed-rate mortgage interest rate lock commitments.

•	An increase in net gain on sale of securities of $804,000 primarily due to the sale of several small lot investment positions with a total amortized cost of $19.4 million.

•
A decrease in other income of $3.8 million was driven by: (i) non-recurring transactions in 2016 that resulted in income of $1.2 million from a legal settlement and liquidation of a mortgage insurance exchange; (ii) a decrease in loan sub-servicing income of $1.7 million upon exiting of a significant sub-servicer relationship; and (iii) a decrease in fees from customer loans swap of $530,000.

2016 vs. 2015 Non-Interest Income. The significant changes in non-interest income for the year ended December 31, 2016 compared to the same period of 2015 include:

•
An increase in mortgage banking income of $4.2 million from the sale of $232.0 million of residential mortgages in 2016 that generated net gains on sale of $6.2 million compared to $61.2 million of residential mortgage sales in 2015 that generated net gains on sale of $1.3 million. The increase reflects our shift in our retail loan strategy and build-out of our mortgage banking team after the acquisition of SBM in the fourth quarter of 2015.

•
An increase in other income of $3.1 million was driven by legal settlement proceeds of $638,000 related to a previously charged-off acquired loan, higher income on customer loan swaps of $590,000, one-time proceeds of $577,000 upon liquidation of a mortgage insurance exchange, and an increase in third party loan servicing income of $514,000.

•
An increase in debit card income of $2.3 million, and an increase in service charges on deposit accounts of $787,000 and other service charges and fees of $389,000 was primarily due to the addition of new customer accounts in connection with the acquisition of SBM in the fourth quarter of 2015.

•	An increase in BOLI income due an additional investment of $16.7 million made during 2016 and income from death benefits received of $507,000.

Non-Interest Expenses

The following table presents the components of non-interest expense for the year ended December 31, 2017, 2016, and 2015:

	For The Year Ended December 31,
	2017	2016	Change from		2015	Change from
			2017 to 2016			2016 to 2015
			$	%		$	%
Salaries and employee benefits	$49,965	$48,072	$1,893	4%	$37,220	$10,852	29%
Furniture, equipment and data processing	9,894	9,557	337	4%	8,057	1,500	19%
Net occupancy	6,884	7,088	(204)	(3)%	5,695	1,393	24%
Consulting and professional fees	3,118	3,234	(116)	(4)%	2,625	609	23%
Debit card expense	2,755	2,584	171	7%	1,936	648	33%
Regulatory assessments	2,166	2,777	(611)	(22)%	2,184	593	27%
Amortization of intangible assets	1,810	1,903	(93)	(5)%	1,306	597	46%
OREO and collection costs	971	3,128	(2,157)	(69)%	2,491	637	26%
Merger and acquisition costs	—	866	(866)	(100)%	10,415	(9,549)	N.M.
Other expenses	10,947	10,687	260	2%	9,210	1,477	16%
Total non-interest expenses	$88,510	$89,896	$(1,386)	(2)%	$81,139	$8,757	11%
Efficiency ratio (non-GAAP)(1)	57.05%	57.53%			61.13%

(1)	Refer to "—Non-GAAP Financial Measures and Reconciliation to GAAP" for details of calculation.

2017 vs. 2016 Non-Interest Expense. The significant changes in non-interest expense for the year ended December 31, 2017 compared to the same period of 2016 include:

•
An increase in salary and employee benefits costs of $1.9 million, or 4%, driven by normal merit increases, higher bonus and incentive costs of $446,000 based on the Company's 2017 financial performance and a special cash bonus to all non-executive employees, and rising health insurance and related benefit premiums of $757,000.

•	A decrease in OREO and collection costs of $2.2 million driven by lower sub-servicer costs of $1.9 million as a result of exiting a significant sub-servicer relationship, effective December 31, 2016.

•	A decrease in regulatory assessments fees of $611,000 driven by the change in the FDIC fee structure that went into effect in the second half of 2016 that reduced our assessment rate.

•	A decrease in merger and acquisition costs of $866,000.

2016 vs. 2015 Non-Interest Expense. The significant changes in non-interest expense for the year ended December 31, 2016 compared to the same period of 2015 was primarily due to the incremental costs associated with operating a larger organization upon completion of the acquisition of SBM in the fourth quarter of 2015, including, but not limited to, higher salary and employee costs due to an increase in headcount; higher costs associated with furniture, equipment and data processing as well as net occupancy costs due to the addition of over 20 new locations and facilities; higher regulatory fees due to an increase in average assets; and incremental intangible amortization as we capitalized $6.6 million of core deposit intangible assets through purchase accounting. In addition, we make note of the following changes in non-interest expenses in 2016 compared to 2015:

•	A decrease in merger and acquisition costs associated with the acquisition of SBM of $9.5 million as the acquisition occurred in the fourth quarter of 2015.

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

Income Tax Expense

Income tax expense for the year ended December 31, 2017, 2016 and 2015 was $33.9 million, $17.5 million and $9.9 million, respectively. Our effective income tax rate was 54.3%, 30.4% and 32.1% in each of the past three years, respectively.

On December 22, 2017, the Tax Act passed reducing the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018. ASC Topic 740, Accounting for Income Taxes (“ASC 740”), requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions of the Tax Act was January 1, 2018. As of December 31, 2017, the Company has completed its accounting for the tax effects of the Tax Act, which resulted in a reduction to net deferred tax assets and a corresponding charge to income tax expense of $14.3 million. At December 31, 2017 and 2016, the Company had net deferred tax assets of $22.8 million and $39.3 million, respectively, that are determined and reported utilizing a deferred tax rate of 21.5% and 35.0%, respectively.

Our 2017 effective income tax rate differs from our marginal tax rate of 35.7% (federal income tax rate and state income tax rate, net of federal tax benefit) primarily due to the Tax Act in 2017. Our effective income tax rates for 2017, 2016 and 2015 also differ from the marginal tax rate due to our non-taxable interest income from our municipal bonds and certain qualifying loans, non-taxable life insurance income, tax credits received, and, effective January 1, 2016, the benefit (or detriment) from windfall tax benefits (or shortfall) upon vesting of restricted stock awards and exercise of non-qualified stock options.

For 2018, we anticipate a lower effective tax rate due to the aforementioned decrease in the federal corporate income tax rate.

In connection with the SBM acquisition, we acquired certain net operating losses and tax credit carryforwards as of the acquisition date, including federal net operating losses of $71.2 million and State of Maine net operating losses of $213,000. We determined we would not be able to utilize $6.8 million of the acquired federal net operating losses by the expiration date and wrote-off this amount within purchase accounting. Due to Internal Revenue Code Section 382(g) limitations, our use of the federal net operating losses acquired is limited to $3.9 million annually (and $803,000 for fiscal year 2015), which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. We continuously monitor and assess the need for a valuation allowance on the acquired federal net operating losses and, at December 31, 2017, we determined that no valuation allowance was necessary.

Refer to Note 12, Income Taxes, within Item 8. Financial Statements and Supplementary Data for further discussion of income taxes.

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

Financial Condition

Investment Securities

We purchase and hold investment securities to diversify our revenues, interest rate and credit risk, and provide for liquidity and funding needs. Our investment securities portfolio is primarily made up of MBS (pass through securities and CMOs), which accounted for 98% of our total investment securities portfolio at December 31, 2017 and 2016, followed by municipal bonds, subordinated corporate bonds, and a minority (less than 5%) equity position in certain bank stocks. Additionally, the Bank is a member of the FHLBB and FRBB and is required to hold a certain amount of FHLBB and FRBB common stock.

With the exception of our municipal bonds portfolio, we have historically designated our investment securities as AFS to provide us greater flexibility in managing our liquidity and funding needs in conjunction with our overall asset/liability management program. At December 31, 2017 and 2016, the fair value of investment securities designated as AFS was $789.9 million and $779.9 million, respectively, whereas the carrying value of our municipal bonds designated as HTM was $94.1 million and $94.6 million, respectively. AFS securities are carried at fair value on the consolidated statements of condition with the associated unrealized gains or losses recorded in AOCI, net of tax. HTM securities are carried at amortized cost.

Our investments in FHLBB and FRB common stock are carried at cost. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2017 and 2016, our investment in FHLBB stock totaled $18.3 million and $17.8 million, respectively, and our investment in FRB stock was $5.4 million.

At December 31, 2017 and 2016, our investment securities portfolio was 22% and 23% of our total assets, respectively.

The following table presents the activity within our investment securities portfolio for the period indicated:

	Debt			Equity
	AFS	HTM	Total	AFS	Cost	Total	Total
Carrying value at January 1, 2017	$779,126	$94,609	$873,735	$741	$23,203	$23,944	$897,679
Purchases	170,495	—	170,495	—	12,290	12,290	182,785
Sales, carrying value	(19,433)	—	(19,433)	(78)	(11,823)	(11,901)	(31,334)
Principal repayments, maturities and calls	(134,607)	—	(134,607)	—	—	—	(134,607)
Amortization, net	(2,586)	(536)	(3,122)	—	—	—	(3,122)
Change in unrealized gains (losses)	(3,902)	—	(3,902)	143	—	143	(3,759)
Carrying value at December 31, 2017	$789,093	$94,073	$883,166	$806	$23,670	$24,476	$907,642

For the year ended December 31, 2017, 2016 and 2015, we recognized net gains on the sale of investment securities of $855,000, $51,000 and $4,000 respectively.

The following table sets forth the carrying value of AFS securities and HTM securities along with the percentage distribution:

	December 31,
	2017		2016		2015
	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance	Carrying Value	Percent of Reported Balance
AFS Securities:
Obligations of U.S. government sponsored enterprises	$—	—%	$—	—%	$5,040	1%
Obligations of states and political subdivisions	7,335	1%	9,001	1%	17,694	2%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	503,302	64%	480,622	62%	419,046	56%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	272,799	34%	283,890	36%	306,857	41%
Subordinated corporate bonds	5,657	1%	5,613	1%	996	—%
Total AFS debt securities	789,093	100%	779,126	100%	749,633	100%
Equity securities	806	—%	741	—%	705	—%
Total AFS securities	789,899	100%	779,867	100%	750,338	100%
HTM Securities:
Obligations of states and political subdivisions	94,073	100%	94,609	100%	84,144	100%
Total HTM securities	94,073	100%	94,609	100%	84,144	100%
Total	$883,972		$874,476		$834,482

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at December 31, 2017 compared to December 31, 2016 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2017 was 3.71 years as compared to last year of 4.08 years. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

MBS securities are directly impacted by the interest rate environment and the yield curve. A low interest rate environment directly affects the interest income earned on these investments by accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, a low rate environment and a flatter yield curve will decrease the yield earned upon reinvestment of the prepayment proceeds back into other MBS securities, impacting our net interest income and margin. As of December 31, 2017, the amount of net premiums on our investment securities to be recognized in future periods totaled $12.1 million, which equated to a weighted-average premium above par of approximately 1%. Subsequent changes to the interest rate environment will continue to impact our investment yield and earned net interest income.

The following table presents the book value (i.e. amortized cost) and fully-taxable equivalent weighted-average yields of debt securities by contractual maturity for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

					December 31,
					2017	2016	2015
	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Book Value	Book Value	Book Value
Debt securities:
Obligations of U.S. government sponsored enterprises	$—	$—	$—	$—	$—	$—	$4,971
Obligations of states and political subdivisions	2,301	8,605	10,369	80,030	101,305	103,457	101,499
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	16	61,966	151,332	296,862	510,176	485,222	419,429
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	3,420	38,428	55,734	181,993	279,575	289,046	312,719
Private issue collateralized mortgage obligations	—	—	—	—	—	—	—
Subordinated corporate bonds	—	—	5,484	—	5,484	5,481	1,000
Total debt securities	$5,737	$108,999	$222,919	$558,885	$896,540	$883,206	$839,618
Weighted-average yield on debt securities	3.16%	2.22%	2.24%	2.43%	2.36%	2.33%	2.36%

We review our investment securities portfolio quarterly for impairment in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of our intent and ability to hold temporarily impaired investment securities until we expect them to recover. At December 31, 2017 and 2016, we held investment securities that were in an unrealized loss position totaling $14.5 million and $13.2 million, respectively, that we concluded were temporarily impaired and we have the intent and ability to hold these securities until they recover. The decline in the fair value of the debt securities was reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors within our investment securities portfolio. Refer to Note 3, Securities, within Item 8. Financial Statements and Supplementary Data for further discussion.

Loans

We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 81% of our loan portfolio at December 31, 2017, followed by Massachusetts and New Hampshire, making up 7% and 5%, respectively. Our distribution channels include 60 branches within Maine, one residential mortgage lending office in Braintree, Massachusetts, one commercial lending office in Manchester, New Hampshire, and an on-line loan platform for residential mortgage loans. In the first quarter of 2018, we opened a loan office in Portsmouth, New Hampshire, that will provide commercial and residential mortgage lending.

Our total residential mortgage production in 2017 totaled $414.7 million, an increase of 12% over 2016 residential real estate originations of $370.0 million. We sold to the secondary market 53% and 65% of our production in 2017 and 2016, respectively.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
Residential real estate	$858,369	31%	$802,494	31%	$820,617	33%	$585,468	33%	$569,819	36%
Commercial real estate	1,164,023	42%	1,050,780	41%	927,951	37%	640,661	36%	541,099	34%
Commercial	373,400	13%	333,639	13%	297,721	12%	257,515	15%	179,203	11%
Consumer and home equity	341,527	12%	347,239	13%	366,587	15%	288,966	16%	290,281	19%
HPFC	45,120	2%	60,412	2%	77,330	3%	—	—%	—	—%
Total loans	$2,782,439	100%	$2,594,564	100%	$2,490,206	100%	$1,772,610	100%	$1,580,402	100%
Loan portfolio mix:
Retail	1,199,896	43%	1,149,733	44%	1,187,204	48%	874,434	49%	860,100	55%
Commercial	1,582,543	57%	1,444,831	56%	1,303,002	52%	898,176	51%	720,302	45%

On October 16, 2015, we completed our acquisition of SBM. The following table presents the composition of the acquired loan portfolio as of the acquisition date (at fair value) and the calculated organic loan growth in 2015:

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

Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to four-family residences. We generally retain in our portfolio adjustable rate mortgages and fixed rate mortgages with original terms of 30 years or less. At December 31, 2017, our residential real estate loans totaled $858.4 million, representing an increase of $55.9 million, or 7%, since December 31, 2016.

Commercial Real Estate Loans. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate. At December 31, 2017, our commercial real estate loans totaled $1.2 billion, representing an increase of $113.2 million, or 11%, over last year.

The most significant industry concentration within our commercial real estate loan portfolio at December 31, 2017 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2017, the non-residential building operators' industry concentration was 27% of our total commercial real estate portfolio and 11% of our total loan portfolio. There were no other industry concentrations within our loan portfolio at December 31, 2017 that exceeded 10% of total loans.

Commercial Loans. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes and are included in commercial loans. We focus on lending to financially sound business customers and municipalities within our geographic marketplace. At December 31, 2017, our commercial loans totaled $373.4 million, representing an increase of $39.8 million, or 12%, over last year.

Consumer Loans and Home Equity Loans. Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans. At December 31, 2017, our consumer and home equity loans totaled $341.5 million, representing a decrease of $5.7 million, or 2%, since December 31, 2016.

HPFC. HPFC is a wholly-owned subsidiary of the Bank that provided commercial lending to dentists, optometrists and veterinarians, many of which are start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years. At December 31, 2017, our HPFC commercial loan portfolio totaled $45.1 million, representing a decrease of $15.3 million, or 25%, since December 31, 2016. The HPFC loan portfolio will continue to decrease until all loans have matured as we ceased operations of HPFC, effective February 2016.

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

	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans:
Residential real estate loans	$4,979	$3,945	$7,253	$6,056	$10,520
Commercial real estate	5,642	12,849	4,529	7,043	7,799
Commercial loans	2,000	2,088	4,489	1,529	2,146
Consumer and home equity loans	1,650	1,624	2,051	2,011	2,012
HPFC	1,043	207	—	—	—
Non-accrual loans	15,314	20,713	18,322	16,639	22,477
Accruing loans past due 90 days	—	—	—	—	455
Accruing TDRs (not included above)	5,012	4,338	4,861	4,539	5,468
Total non-performing loans	20,326	25,051	23,183	21,178	28,400
Other real estate owned	130	922	1,304	1,587	2,195
Total non-performing assets	$20,456	$25,973	$24,487	$22,765	$30,595
Non-accrual loans to total loans	0.55%	0.80%	0.74%	0.94%	1.44%
Non-performing loans to total loans	0.73%	0.97%	0.93%	1.19%	1.82%
Allowance for loan losses to non-performing loans	118.92%	92.28%	91.30%	99.71%	76.02%
Non-performing assets to total assets	0.50%	0.67%	0.66%	0.82%	1.18%
Allowance for loan losses to non-performing assets	118.16%	89.00%	86.44%	92.76%	70.57%

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

At December 31, 2017, non-accrual loans were $15.3 million, representing a decrease of $5.4 million, or 26%, since December 31, 2016. The decrease was driven by the resolution of one significant loan within commercial real estate that had a recorded investment balance at December 31, 2016 of $11.3 million. Otherwise, non-accrual loans within commercial real estate, residential real estate and HPFC all increased; however, we do not believe this is indicative of overall credit deterioration across these loan portfolios. At December 31, 2017, our asset quality remained strong with non-performing assets to total assets of 0.50% and non-performing loans to total loans of 0.73%, compared to 0.67% and 0.97% at December 31, 2016, respectively.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms ("foregone interest income") and the interest income recognized on non-performing loans and performing TDRs for the periods indicated.

	For The Year Ended December 31,
	2017	2016	2015
Foregone interest income	$843	$888	$586
Interest income recognized on non-performing loans and performing TDRs	215	182	204

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2017 potential problem loans amounted to $838,000, or 0.03% of total loans.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
	2017	2016
Loans 30 – 89 days past due:
Residential real estate loans	$5,277	$2,470
Commercial real estate loans	1,135	971
Commercial loans	518	851
Consumer and home equity loans	1,197	1,018
HPFC	887	1,029
Total loans 30 – 89 days past due	$9,014	$6,339
Loans 30 – 89 days past due to total loans	0.32%	0.24%

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

Effective January 1, 2017, our internal policy for assessing individual loans for impairment was changed to increase the principal balance threshold for a loan from $250,000 to $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy were unchanged, and continue to require the loan to be classified as substandard or doubtful and on non-accrual status. There were no other significant changes in the Company's ALL methodology during the year ended December 31, 2017. Loans are deemed impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Loans that are individually-evaluated for impairment in accordance with our policy are excluded from allocation of any general loss factor.

In conjunction with the annual review of our ALL policy in the fourth quarter of 2017, we revised our methodology for calculating the ALL on construction and development loans before reaching permanent financing. This change in ALL methodology did not have a material impact on the Company's reported ALL as of December 31, 2017.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
ALL at the beginning of period	$23,116	$21,166	$21,116	$21,590	$23,044
Provision for loan losses	3,026	5,269	1,938	2,224	2,052
Charge-offs:
Residential real estate	482	356	801	785	1,059
Commercial real estate	124	315	481	361	952
Commercial	1,014	2,218	655	1,544	1,426
Consumer and home equity	558	409	679	754	837
HPFC	290	507	—	—	—
Total loan charge-offs	2,468	3,805	2,616	3,444	4,274
Recoveries:
Residential real estate	30	95	55	165	35
Commercial real estate	141	50	74	135	121
Commercial	301	332	389	395	495
Consumer and home equity	19	9	210	51	117
HPFC	6	—	—	—	—
Total loan recoveries	497	486	728	746	768
Net charge-offs	1,971	3,319	1,888	2,698	3,506
ALL at the end of the period	$24,171	$23,116	$21,166	$21,116	$21,590
Components of allowance for credit losses:
ALL	$24,171	$23,116	$21,166	$21,116	$21,590
Liability for unfunded credit commitments	20	11	22	17	21
Balance of allowance for credit losses at end of the period	$24,191	$23,127	$21,188	$21,133	$21,611
Net charge-offs to average loans outstanding	0.07%	0.13%	0.10%	0.16%	0.22%
Provision for loan losses to average loans outstanding	0.11%	0.21%	0.10%	0.13%	0.13%
ALL to total loans	0.87%	0.89%	0.85%	1.19%	1.38%
ALL to net charge-offs	1,226.33%	696.47%	1,121.08%	782.65%	615.80%

For further discussion of the ALL, please refer to “—Critical Accounting Policies”, as well as Note 1, Business and Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, within Item 8. Financial Statements and Supplementary Data.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential real estate loans	$5,086	31%	$4,160	31%	$4,545	33%	$4,899	33%	$5,603	36%
Commercial real estate loans	11,863	42%	12,154	41%	10,432	37%	7,951	36%	4,374	34%
Commercial loans	4,171	13%	3,755	13%	3,241	12%	3,354	15%	6,220	11%
Consumer and home equity loans	2,600	12%	2,375	13%	2,924	15%	2,528	16%	2,722	19%
HPFC	451	2%	672	2%	24	3%	—	—%	—	—%
Unallocated	—	—%	—	—%	—	—%	2,384	—%	2,671	—%
	$24,171	100%	$23,116	100%	$21,166	100%	$21,116	100%	$21,590	100%

Refer to Note 4, Loans and Allowance for Loan Losses, within Item 8. Financial Statements and Supplementary Data of for discussion of the risk characteristics for each portfolio segment considered when evaluating the ALL.

Investment in BOLI

Our BOLI asset totaled $87.5 million and $78.1 million at December 31, 2017 and 2016, respectively. The increase year-over-year reflects additional purchases in 2017 of $7.0 million. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. Each insurance carrier had an A.M. Best rating of "A-" or better at December 31, 2017. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

Deposits

The Company, through the Bank, receives checking, savings and time deposits primarily from customers located within its geographic market area. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System. Total deposits at December 31, 2017 were $3.0 billion, which included brokered deposits of $205.8 million. Total deposits at December 31, 2017 increased $172.0 million, or 6%, over December 31, 2016.

The following table presents certain deposit information for the periods indicated.

	For the Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Demand	$430,706	—%	$386,189	—%	$292,776	—%
Interest checking	750,543	0.21%	724,222	0.13%	543,330	0.08%
Savings	492,483	0.06%	461,794	0.06%	306,536	0.06%
Money market	480,119	0.52%	490,155	0.42%	394,367	0.33%
Total core deposits	2,153,851	0.20%	2,062,360	0.16%	1,537,009	0.12%
Certificates of deposit	466,418	0.88%	489,040	0.78%	357,972	0.87%
Total deposits	2,620,269	0.32%	2,551,400	0.28%	1,894,981	0.26%
Brokered deposits	296,261	1.13%	231,610	0.69%	229,079	0.65%
Total deposits, including brokered deposits	$2,916,530	0.40%	$2,783,010	0.31%	$2,124,060	0.31%

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

At December 31, 2017, our total borrowings were $611.5 million, representing an increase since December 31, 2016 of $11.8 million. Our borrowing strategy has been primarily to remain short given our current interest rate risk position. We continue to assess the need to extend funding advances based on the likelihood and timing of interest rates rising as part of Management and Board ALCO.

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

The following table below provides certain information on our short-term borrowings (as described for managing borrowings) at and for the period ended:

	December 31,
	2017	2016	2015
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$47,150	$89,450	$12,800
Average daily balance outstanding	73,487	36,492	18,229
Maximum balance outstanding at any month end	135,550	157,197	70,000
Weighted average interest rate for the year	1.19%	0.57%	0.35%
Weighted average interest rate at end of year	1.59%	0.80%	0.51%
FHLBB advances less than 90 days:
Balance outstanding at end of year	$250,000	$190,000	$230,000
Average daily balance outstanding	233,305	258,713	253,679
Maximum balance outstanding at any month end	330,000	370,000	285,000
Weighted average interest rate for the year	1.23%	0.71%	0.25%
Weighted average interest rate at end of year	1.53%	0.76%	0.46%
Customer repurchase agreements:
Balance outstanding at end of year	$244,646	$225,605	$184,989
Average daily balance outstanding	232,762	198,403	153,101
Maximum balance outstanding at any month end	265,627	239,862	194,625
Weighted average interest rate for the year	0.46%	0.28%	0.20%
Weighted average interest rate at end of year	0.56%	0.31%	0.24%

FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at December 31, 2017 and 2016. The carrying value of securities pledged as collateral at the FHLBB was $215,000 and $400,000 at December 31, 2017 and 2016, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2017 was $403.4 million, which was an increase of $11.9 million, or 3%, since December 31, 2016. The increase in our shareholders' equity was driven by normal operating activity, including, but not limited to, net income of $28.5 million for the year ended December 31, 2017, partially offset by dividends declared to our shareholders of $14.6 million.

The Company's Board of Directors declared cash dividends for the year ended December 31, 2017 of $0.94 per share, compared to $0.83 per share for 2016 and $0.80 per share for 2015. The increase in cash dividends paid to its shareholders highlights the strong capital position of the Company. At December 31, 2017 and 2016, the Company and the Bank exceeded all regulatory capital guidelines, and, specifically, the Bank was "well capitalized" under prompt correct action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2017 that would change the Company or Bank's regulatory capital categorization.

Refer to "—Capital Resources" and Note 13, Shareholders' Equity, within Item 8. Financial Statements and Supplementary Data of for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the year ended:

	December 31,
	2017	2016	2015
Return on average assets	0.71%	1.04%	0.70%
Adjusted return on average assets(1)	1.07%	1.06%	0.94%
Return on average equity	7.00%	10.47%	7.54%
Adjusted return on average equity(1)	10.51%	10.62%	10.15%
Adjusted return on average tangible equity(1)	14.35%	14.96%	13.21%
Average equity to average assets	10.19%	9.97%	9.26%
Dividend payout ratio	51.43%	32.22%	50.60%
Book value per share	$25.99	$25.30	$23.69
Tangible book value per share(1)	$19.57	$18.74	$16.89
Dividends declared per share	$0.94	$0.83	$0.80

(1)	The following was not calculated in accordance with GAAP. Refer to the "— Non-GAAP Financial Measures and Reconciliation to GAAP" within Item 7.

Liquidity

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2017 and 2016, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the year ended December 31, 2017, average deposits (excluding brokered deposits) of $2.6 billion increased $68.9 million, or 3%, compared to the same period of 2016. The increase in average deposit balances (excluding brokered deposits) reflects organic deposit growth during 2017. Included within our money market deposits at December 31, 2017 and 2016 were $57.1 million and $72.1 million, respectively, of deposits from Camden National Wealth Management, the Bank's wealth management department, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the year ended December 31, 2017 and 2016, average total borrowings (including brokered deposits) were $917.8 million and $848.0 million, respectively. The increase in average borrowings was driven by an increase in loan activity. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $99.8 million at December 31, 2017. There were no outstanding balances on these lines of credit at December 31, 2017. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2018. There was no outstanding balance on this line of credit at December 31, 2017. From time to time, we will enter into wholesale repurchase agreements with major brokerage firms as another source of funding. At December 31, 2016, we had $5.0 million of wholesale repurchase agreements that matured during 2017. We had no outstanding wholesale repurchase agreements at December 31, 2017.

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

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2017 are set forth in the following table. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2017. These deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Time remaining until maturity:	December 31, 2017
Less than 3 months	$21,924
3 months through 6 months	35,812
6 months through 12 months	65,671
Over 12 months	126,311
Total	$249,718

Loan demand also affects our liquidity position. As of December 31, 2017, 58% of our total loan portfolio consisted of variable rate loans. The following table presents the maturities of loans at December 31, 2017:

	< 1 Year	1 - 5 Years	More than 5 Years	Total
Maturity Distribution:
Fixed Rate:
Residential real estate	$482	$5,224	$512,166	$517,872
Commercial real estate	7,857	106,939	106,786	221,582
Commercial	6,038	59,400	87,710	153,148
Consumer and home equity	1,831	13,222	265,045	280,098
Total fixed rate	16,208	184,785	971,707	1,172,700
Variable Rate:
Residential real estate	2,403	1,517	336,577	340,497
Commercial real estate	13,383	77,294	851,764	942,441
Commercial	60,135	105,408	99,827	265,370
Consumer and home equity	26	10,784	50,618	61,428
Total variable rate	75,947	195,003	1,338,786	1,609,736
Total loans	$92,155	$379,788	$2,310,493	$2,782,436

Capital Resources

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $403.4 million and $391.5 million at December 31, 2017 and December 31, 2016, respectively, which amounted to 10% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2016.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We paid dividends to shareholders in the aggregate amount of $14.6 million, $12.9 million and $10.6 million for the year ended December 31, 2017, 2016 and 2015, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the year ended December 31, 2017, 2016, and 2015, the Bank declared dividends payable to the Company in the amount of $16.8 million, $16.0 million, and $39.2 million which included a $30.0 million special dividend that was paid in connection with the acquisition of SBM, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 13, Shareholders' Equity, within Item 8. Financial Statements and Supplementary Data for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2017 and 2016, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

Contractual Obligations and Off-Balance Sheet Commitments

Off-Balance Sheet Financial Instruments

Credit Commitments. In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include lending commitments and letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

Derivatives. We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. We control the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of our normal mortgage origination process, we provide the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to the risk of interest rate change. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a best-efforts basis, with certain approved investors. We account for its interest rate lock commitments on loans within the normal origination process for which we intend to sell as a derivative instrument. Furthermore, we record a derivative for our best-effort forward delivery commitments upon origination of a loan identified as held for sale. Should we enter into a forward delivery commitment on a mandatory delivery arrangement with an investor it accounts for the forward delivery commitment upon execution of the contract.

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

Refer to Note 18, Commitments, Contingencies and Derivatives, within Item 8. Financial Statements and Supplementary Data for further discussion of our derivatives and hedge instruments.

At December 31, 2017, we had the following levels of off-balance sheet financial instruments:

	Total Amount Committed	Commitment Expires in:
Off-Balance Sheet Financial Instruments		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Home equity line of credit commitments	$477,401	$176,021	$66,946	$6,228	$228,206
Commercial commitment letters	49,482	49,482	—	—	—
Residential loan origination	41,368	41,368	—	—	—
Letters of credit	2,848	2,848	—	—	—
Other commitments to extend credit	523	523	—	—	—
Customer loan swaps - notional value	703,336	—	18,793	153,808	530,735
FHLBB advance interest rate swaps - notional value	50,000	25,000	25,000	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	—	10,000	33,000
Fixed-rate mortgage interest rate lock commitments -notional value	21,746	21,746	—	—	—
Forward delivery commitments - notional value	8,065	8,065	—	—	—
Total	$1,397,769	$325,053	$110,739	$170,036	$791,941

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Our operating leases represent off-balance sheet arrangements, while our one capital lease is reflected on our consolidated statements of condition. Refer to Note 7, Premises and Equipment, within Item 8. Financial Statements and Supplementary Data for additional details.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At December 31, 2017, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
Contractual obligations and commitments		< 1 Year	1 – 3 Years	4 – 5 Years	> 5 Years
Operating leases	$6,397	$1,429	$2,282	$1,155	$1,531
Capital leases	1,064	126	252	261	425
FHLBB borrowings – overnight	47,150	47,150	—	—	—
FHLBB advances less than 90 days	250,000	250,000	—	—	—
FHLBB advances – other	10,000	—	10,000	—	—
Retail repurchase agreements	244,646	244,646	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,580	—	—	—	14,580
Other contractual obligations	1,230	1,230	—	—	—
Total	$619,398	$544,581	$12,534	$1,416	$60,867

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

Loan Servicing

At December 31, 2017 and 2016, as sub-servicer, we serviced loans for other third party investors totaling $349.7 million and $938.8 million, respectively. At December 31, 2017 and 2016, custodial escrow balances maintained in connection with the loans serviced totaled $4.2 million and $11.9 million, respectively. Effective close of business on December 31, 2016, we exited a significant sub-servicer relationship driving the decrease in total sub-serviced loans and escrow balances.

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

For the year ended December 31, 2017 and 2016, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
Rate Change from Year 1 – Base	2017	2016
Year 1
+200 basis points	(0.22)%	(0.93)%
-100 basis points	(3.06)%	(1.45)%
Year 2
+200 basis points	6.86%	3.63%
-100 basis points	(8.08)%	(7.73)%

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

If rates remain at or near current levels, net interest income is projected to trend slightly upward as assets continue to settle into marginally higher rates while funding costs remain relatively stable. Beyond the first year, net interest income increases slightly. If rates decrease 100 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity to reduce the cost of funds in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds becomes limited. If rates increase 200 basis points, net interest income is projected to decrease slightly in the first year due to the repricing of short-term funding. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2017, we had interest rate swap agreements with a total notional of $43.0 million related to the junior subordinated debentures, $50.0 million of notional on FHLBB interest swap agreements related to our short-term funding and $226.9 million of notional interest rate swap agreements related to our commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

Other Market Risk(s)

We are also subject to other market risks, including but not limited to, operational risks, actions of government agencies, solvency of counter-parties, changes in investment markets, and changes in consumer demand. For further descriptions of these additional market risks, refer to Item 1A. Risk Factors.

Recent Accounting Pronouncements

See Note 1, Business and Summary of Significant Accounting Policies, within Item 8. Financial Statements and Supplemental Data for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and its subsidiaries under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and its subsidiaries on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). Note 4, Loans and Allowance for Loan Losses, and Note 9, Deposits, within Item 8. Financial Statements and Supplemental Data provide related party lending and deposit information, respectively. We have not entered into significant non-lending related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Market Risk section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2017	2016
ASSETS
Cash and due from banks	$48,107	$52,168
Interest-bearing deposits in other banks	54,864	35,539
Total cash and cash equivalents	102,971	87,707
Investments:
Available-for-sale securities, at fair value	789,899	779,867
Held-to-maturity securities, at amortized cost (fair value of $94,913 and $94,596, respectively)	94,073	94,609
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	23,670	23,203
Total investments	907,642	897,679
Loans held for sale, at fair value	8,103	14,836
Loans:	2,782,439	2,594,564
Less: allowance for loan losses	(24,171)	(23,116)
Net loans	2,758,268	2,571,448
Goodwill	94,697	94,697
Other intangible assets	4,955	6,764
Bank-owned life insurance	87,489	78,119
Premises and equipment, net	41,891	42,873
Deferred tax assets	22,776	39,263
Other assets	36,606	30,844
Total assets	$4,065,398	$3,864,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$478,643	$406,934
Interest checking	855,570	701,494
Savings and money market	985,508	979,263
Retail certificates of deposit	475,010	468,203
Brokered deposits	205,760	272,635
Total deposits	3,000,491	2,828,529
Short-term borrowings	541,867	530,129
Long-term borrowings	10,720	10,791
Subordinated debentures	58,911	58,755
Accrued interest and other liabilities	49,996	44,479
Total liabilities	3,661,985	3,472,683
Commitments and contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,524,704 and 15,476,379 on December 31, 2017 and 2016, respectively	156,904	156,041
Retained earnings	266,723	249,415
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(10,300)	(6,085)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(5,926)	(5,694)
Net unrecognized losses on postretirement plans, net of tax	(3,988)	(2,130)
Total accumulated other comprehensive loss	(20,214)	(13,909)
Total shareholders’ equity	403,413	391,547
Total liabilities and shareholders’ equity	$4,065,398	$3,864,230
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2017	2016	2015
Interest Income
Interest and fees on loans	$114,563	$109,224	$81,221
Interest on U.S. government and sponsored enterprise obligations (taxable)	16,879	16,082	15,091
Interest on state and political subdivision obligations (nontaxable)	2,764	2,836	2,208
Interest on other investments	1,898	1,484	624
Total interest income	136,104	129,626	99,144
Interest Expense
Interest on deposits	11,811	8,633	6,511
Interest on borrowings	5,585	4,506	3,457
Interest on subordinated debentures	3,408	3,415	2,724
Total interest expense	20,804	16,554	12,692
Net interest income	115,300	113,072	86,452
Provision for credit losses	3,035	5,258	1,936
Net interest income after provision for credit losses	112,265	107,814	84,516
Non-Interest Income
Debit card income	8,079	7,578	5,277
Service charges on deposit accounts	7,529	7,210	6,423
Mortgage banking income, net	7,363	6,258	2,031
Income from fiduciary services	5,108	4,960	4,918
Bank-owned life insurance	2,370	2,594	1,680
Brokerage and insurance commissions	2,147	2,074	1,699
Other service charges and fees	2,029	1,962	1,573
Net gain on sale of securities	855	51	4
Other income	3,119	6,934	3,877
Total non-interest income	38,599	39,621	27,482
Non-Interest Expense
Salaries and employee benefits	49,965	48,072	37,220
Furniture, equipment and data processing	9,894	9,557	8,057
Net occupancy costs	6,884	7,088	5,695
Consulting and professional fees	3,118	3,234	2,625
Debit card expense	2,755	2,584	1,936
Regulatory assessments	2,166	2,777	2,184
Amortization of intangible assets	1,809	1,903	1,306
Other real estate owned and collection costs, net	971	3,128	2,491
Merger and acquisition costs	—	866	10,415
Other expenses	10,948	10,687	9,210
Total non-interest expense	88,510	89,896	81,139
Income before income tax expense	62,354	57,539	30,859
Income Tax Expense	33,878	17,472	9,907
Net income	$28,476	$40,067	$20,952
Per Share Data:
Basic earnings per share	$1.83	$2.59	$1.73
Diluted earnings per share	$1.82	$2.57	$1.73
Weighted average number of common shares outstanding	15,509,665	15,422,160	12,031,294
Diluted weighted average number of common shares outstanding	15,588,347	15,504,239	12,074,579
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$28,476	$40,067	$20,952
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities:
Net change in unrealized losses on available-for-sale securities, net of tax of $1,017, $1,212, and $1,873, respectively	(1,888)	(2,251)	(3,479)
Net reclassification adjustment for net gains included in net income, net of tax of $299, $18, and $1, respectively(1)	(556)	(33)	(3)
Net change in unrealized losses on available-for-sale securities, net of tax	(2,444)	(2,284)	(3,482)
Net change in unrealized gains (losses) on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $134, $343, and $825, respectively	(248)	(637)	(1,533)
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($557), ($709), and ($593), respectively(2)	1,035	1,317	1,102
Net change in unrealized gains (losses) on cash flow hedging derivatives, net of tax	787	680	(431)
Postretirement plans:
Net actuarial loss, net of tax of $723, $127, and $21, respectively	(1,342)	(235)	(39)
Reclassification of amortization of net unrecognized actuarial loss and of net prior service cost included in net periodic cost, net of tax of ($92), ($83), and ($84), respectively(3)	170	152	155
Net gain (loss) on postretirement plans, net of tax	(1,172)	(83)	116
Other comprehensive loss	(2,829)	(1,687)	(3,797)
Comprehensive income	$25,647	$38,380	$17,155

(1)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest on borrowings and subordinated debentures.

(3)	Reclassified into the consolidated statements of income within salaries and employee benefits.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2014	11,139,333	$41,555	$211,979	$(8,425)	$245,109
Net income	—	—	20,952	—	20,952
Other comprehensive loss, net of tax	—	—	—	(3,797)	(3,797)
Stock-based compensation expense	—	836	—	—	836
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	66,741	753	—	—	753
Equity issuance costs incurred for the SBM Financial, Inc. acquisition	—	(612)	—	—	(612)
Common stock issued for the SBM Financial, Inc. acquisition	4,124,643	108,561	—	—	108,561
Non-qualified stock option awards issued for the SBM Financial, Inc. acquisition	—	1,990	—	—	1,990
Cash dividends declared ($0.80 per share)	—	—	(10,602)	—	(10,602)
Balance at December 31, 2015	15,330,717	153,083	222,329	(12,222)	363,190
Cumulative effect adjustment(1)	—	72	(72)	—	—
Cash in lieu for fractional shares paid due to the stock split (Note 14)	(173)	(5)	—	—	(5)
Net income	—	—	40,067	—	40,067
Other comprehensive loss, net of tax	—	—	—	(1,687)	(1,687)
Stock-based compensation expense	—	1,997	—	—	1,997
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	145,835	894	—	—	894
Cash dividends declared ($0.83 per share)	—	—	(12,909)	—	(12,909)
Balance at December 31, 2016	15,476,379	156,041	249,415	(13,909)	391,547
Net income	—	—	28,476	—	28,476
Reclassification of certain income tax effects from AOCI(2)	—	—	3,476	(3,476)	—
Other comprehensive loss, net of tax	—	—	—	(2,829)	(2,829)
Stock-based compensation expense	—	1,469	—	—	1,469
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	48,325	(606)	—	—	(606)
Cash dividends declared ($0.94 per share)	—	—	(14,644)	—	(14,644)
Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413

(1)
In the second quarter of 2016, the Company adopted ASU 2016-09, effective January 1, 2016. The Company made a policy election to not estimate the forfeiture rate in the accounting for share-based compensation on its unvested share-based awards. The change in policy was accounted for on a modified-retrospective basis and represents the cumulative effect adjustment to shareholders' equity.

(2)	In December of 2017, the Company early adopted ASU 2018-02, as a result, the Company made a policy election to release income tax effects, as a result of the Tax Act, from AOCI to retained earnings.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2017	2016	2015
Operating Activities
Net income	$28,476	$40,067	$20,952
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,035	5,258	1,936
Depreciation and amortization expense	3,761	4,426	3,614
Purchase accounting accretion, net	(2,834)	(5,048)	(367)
Investment securities amortization and accretion, net	3,122	3,135	2,244
Stock-based compensation expense	1,469	1,997	836
Amortization of intangible assets	1,809	1,903	1,306
Net gains on sale of investment securities	(855)	(51)	(4)
Net increase in other real estate owned valuation allowance and (gain) loss on disposition	(15)	35	362
Originations of mortgage loans held for sale	(211,568)	(236,450)	(72,032)
Proceeds from the sale of mortgage loans	224,883	238,351	62,485
Gain on sale of mortgage loans, net of origination costs	(6,256)	(6,201)	(1,278)
Cost of fixed assets disposals associated with the SBM Financial, Inc. acquisition	—	—	1,130
Income from bank-owned life insurance death benefits	—	(507)	—
Proceeds from bank-owned life insurance death benefits	—	1,092	—
(Increase) decrease in other assets	12,060	11,836	(7,062)
Increase (decrease) in other liabilities	1,247	(1,333)	1,796
Net cash provided by operating activities	58,334	58,510	15,918
Investing Activities
Cash received in the SBM Financial, Inc. acquisition, net of cash paid	—	—	59,917
Proceeds from sales and maturities of available-for-sale securities	154,973	184,564	156,434
Purchase of available-for-sale securities	(170,495)	(220,169)	(111,170)
Purchase of securities held-to-maturity	—	(10,986)	(64,355)
Net increase in loans	(187,740)	(103,699)	(94,811)
Proceeds from the sale of premises and equipment	137	90	—
Purchase of premises and equipment	(2,844)	(1,671)	(3,189)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(12,290)	(7,342)	(1,594)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	11,823	5,652	471
Proceeds from sale of other real estate owned	808	730	2,825
Recoveries of previously charged-off loans	497	486	728
Purchase of bank-owned life insurance	(7,000)	(16,700)	—
Net cash used in investing activities	(212,131)	(169,045)	(54,744)
Financing Activities
Net increase in deposits	172,291	103,027	71,825
Net proceeds from (repayments of) borrowings less than 90 days	36,699	77,227	(18,105)
Repayments on Federal Home Loan Bank long-term advances	(20,000)	(25,000)	(11,039)
Proceeds from Federal Home Loan Bank long-term advances	—	—	10,000
Repayments of wholesale repurchase agreements	(5,000)	(25,000)	—
Issuance of subordinated debt, net of costs	—	—	14,464
Equity issuance costs	—	—	(612)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(606)	894	753
Cash dividends paid on common stock and cash in lieu for fractional shares paid due to stock split	(14,323)	(12,394)	(9,785)
Net cash provided by financing activities	169,061	118,754	57,501
Net increase in cash and cash equivalents	15,264	8,219	18,675
Cash and cash equivalents at beginning of year	87,707	79,488	60,813
Cash and cash equivalents at end of year	$102,971	$87,707	$79,488

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For The Year Ended December 31,
(In thousands)	2017	2016	2015
Supplemental information
Interest paid	$20,774	$16,661	$12,588
Income taxes paid	16,841	10,647	12,205
Transfer of loans and premises to other real estate owned	—	383	2,175
Measurement-period adjustments (Note 2)	—	960	—
Assets acquired in the acquisition of SBM Financial, Inc., excluding net cash received (not adjusted for measurement-period adjustments)	—	—	729,283
Liabilities assumed in the acquisition of SBM Financial Inc. (not adjusted for measurement-period adjustments)	—	—	729,500
Common stock and stock options issued in connection with the SBM Financial, Inc. acquisition	—	—	110,551

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

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	N.M.:	Not meaningful
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CDs:	Certificate of deposits	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OREO:	Other real estate owned
CMO:	Collateralized mortgage obligation	OTTI:	Other-than-temporary impairment
DCRP:	Defined Contribution Retirement Plan	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructured loan
FHLB:	Federal Home Loan Bank	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLBB:	Federal Home Loan Bank of Boston	U.S.:	United States of America
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States

General Business. Camden National Corporation, a Maine corporation (the "Company"), is the bank holding company for Camden National Bank (the "Bank") and is headquartered in Camden, Maine. The primary business of the Company is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, offers commercial and consumer banking products and services, and through Camden Financial Consultants, a division of the Bank, and Camden National Wealth Management, a department of the Bank, offers brokerage and insurance services as well as investment management and fiduciary services. The Bank's deposits are insured by the FDIC, subject to regulatory limits.

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

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure as required by GAAP.

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

Trading securities are carried at fair value on the consolidated statements of condition with subsequent changes to fair value recorded in earnings. At December 31, 2017 and 2016, the Company did not have any investment securities classified as trading securities on its consolidated statements of condition.

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost on the consolidated statements of condition. At December 31, 2017 and 2016, the Company had investment securities of $94.1 million and $94.6 million, respectively, classified as HTM and carried at amortized cost on its consolidated statements of condition.

Investment securities that are not classified as HTM or trading securities are classified as AFS and are carried at fair value on the Company's consolidated statements of condition with subsequent changes to fair value recorded within AOCI, net of tax. At December 31, 2017 and 2016, the Company had investment securities of $789.9 million and $779.9 million, respectively, classified as AFS and carried at fair value on its consolidated statements of condition.

Purchase premiums and discounts are recognized in interest income on the consolidated statements of income using the interest method over the period to maturity (or issuer call option date, if earlier) and are recorded on the trade date.

Upon sale of an investment security designated as AFS, the unrealized gain or loss recorded within AOCI, net of tax, is reversed. Gains and losses on the sale of investment securities are recognized within non-interest income on the consolidated statements of income and are recorded on the trade date using the specific identification method.

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

The Bank is a member of the FHLBB and FRBB, and as a member, the Bank is required to hold a certain amount of FHLBB and FRB common stock. This stock is a non-marketable equity security and is reported at cost. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on the Company's intent and is, typically, completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices or executed sales agreements. Management constantly evaluates its loan portfolio, in conjunction with asset/liability management practices, and will opt to sell certain loans, typically new 30-year residential mortgages, to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains. At December 31, 2017 and 2016, the fair value of loans designated as held for sale on its consolidated statements of condition were $8.1 million and $14.8 million, respectively.

Originated Loans and Acquired Loans. Loans are reported at amortized cost, or fair value in the case of acquired loans, adjusted for any partial charge-offs and net of any deferred loan fees or costs. For originated loans, interest income is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. For acquired loans, interest income is also accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan.

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

The allocations for specific loans is determined based on loans that have a principal balance of $500,000 or more that are classified as substandard or doubtful and are on non-accrual status. Effective January 1, 2017, the Company's internal policy for assessing specific loans for impairment was increased from $250,000 to $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy were unchanged, and continue to require the loan to be classified as substandard or doubtful and on non-accrual status. For such loans that are also classified as impaired, an allowance is established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded investment of that loan. Loans that do not meet the above criteria are separated into risk pools by portfolio segment and risk ratings. The Company then evaluates each risk pool collectively for impairment through loss allocation factors.

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

Goodwill is evaluated for impairment annually as of November 30th, or more frequently should external and/or internal factors warrant such. The Company may utilize a qualitative analysis (commonly referred to as "step zero") and/or a quantitative analysis to evaluate its reporting units' goodwill for impairment. The Company may utilize the qualitative analysis for an individual reporting unit or for both reporting units any given year. Furthermore, the Company has the option to by-pass the qualitative analysis for any given year and perform the quantitative analysis.

Using a qualitative analysis to assess a reporting unit's goodwill for impairment, the Company will consider various factors to determine if it is more-likely-than-not that a reporting unit's carrying value exceeds its fair value. These factors include, but are not limited to, the overall macro-economic environment; industry economic and regulatory environment; and company specific factors, including, but not limited to, performance, Company common stock share price, competition and/or significant changes in senior management. Should the Company determine it is more-likely-than-not that the carrying value of a reporting unit exceeds its fair value, then the Company would perform then perform the next step of the goodwill impairment test, which is a quantitative analysis. If the Company were to determine it is not more-likely-than-not that the carrying value of a reporting unit exceeds its fair value, the Company would have completed its goodwill impairment evaluation and concluded the reporting unit's goodwill was not impaired.

After performing the qualitative analysis and determining it's more-likely-than-not that the carrying value of a reporting unit exceeds its fair value or if the Company by-passed the qualitative analysis, it would perform a quantitative analysis to determine if the carrying value of a reporting unit exceeds its fair value. The Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods, to determine the reporting unit's fair value. If the fair value of the reporting unit is greater than its carrying value, then the reporting unit is not deemed to be impaired and no further assessment is required. However, if the fair value of the reporting unit is less than its carrying value, the Company would then be required to fair value the tangible and identifiable intangible assets, and liabilities of the reporting unit, to derive an implied fair value of goodwill for the reporting unit. If the implied fair value of goodwill for the reporting unit is greater than its carrying value, then the reporting unit’s goodwill is not impaired. However, if the reporting unit’s implied fair value of goodwill is less than its carrying value, an impairment charge is then recorded to carry goodwill at its calculated implied fair value.

The Company completed its annual goodwill impairment testing as of November 30, 2017, 2016 and 2015 for each reporting unit and goodwill was not impaired.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (5 to 10 years from the acquisition dates). Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds its carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2017, 2016 or 2015, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

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

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Acquired premises and equipment (through the acquisition of a company or branch acquisition) are stated at their estimated fair values as of the acquisition date less accumulated depreciation that occurred subsequent to the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated life of the improvement. Land is carried at cost.

Software costs are stated at cost less accumulated depreciation within other assets on the consolidated statements of condition. Amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets.

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

Mortgage Banking. Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when (i) the asset has been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and (iii) the Company does not maintain effective control over the transferred asset through an agreement to repurchase them before their maturity. The Company records the gain on sale of the financial asset within mortgage banking income, net on its consolidated statements of income, net of direct and indirect costs incurred to originate the loan.

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

Servicing assets are evaluated for impairment quarterly based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment of the servicing assets is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded increasing income, but not below zero.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more likely than not that the Company will not be able to realize the benefit of the deferred tax assets then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2017 and 2016, the Company did not carry a valuation allowance on its deferred tax assets.

Effective January 1, 2016, the Company accounted for its windfall tax benefits and shortfalls, which are generated upon exercise of a non-qualified stock option or a disqualifying incentive stock option, within income tax expense on the consolidated statements of income as a discrete period item in the quarter generated.

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

Effective September 30, 2016, the Company completed a three-for-two split of its common stock for shareholders of record as of September 15, 2016. As a result, the Company has adjusted its weighted-average shares outstanding, and basic and diluted EPS for the year ended December 31, 2015 as presented within Note 14 of the consolidated financial statements to account for the stock split. Refer to Note 13 of the consolidated financial statements for further details of the three-for-two stock split.

Postretirement Plans. The Company sponsors various retirement plans for current and former employees, including a SERP for certain officers of the Company and a postretirement health care and life insurance plan to certain eligible retired employees. The SERP and postretirement benefit plans are unfunded and have no plan assets, and the Company has recorded a liability on its consolidated statements of condition.

For the SERP, benefit obligations are estimated using the projected unit credit method. Under this method, each participant's benefits are attributed to years of service, taking into consideration future salary increases and the SERP's benefit allocation formula. Thus, the estimated total pension to which each participant is expected to become entitled to at retirement is broken down into units, each associated with a year of past or future credited service. For the SERP, an individual's estimated attributed benefit for valuation purposes related to a particular separation date is the benefit described under the SERP based on credited service as of the measurement date, but determined using the projected salary that would be used in the calculation estimate of the benefit on the expected separation date.

The Company has obligations with various active and retired employees related to certain postretirement benefits. The obligations are based on the employee's date of hire and years of service through retirement, with the associated cost recognized over the requisite service period. Under the plan, the postretirement benefits the amount the Company will pay for any given year for an individual is capped. Furthermore, the Company's obligation exists until the participant qualifies for Medicare. The accrual methodology results in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.

Net periodic benefits cost (credit) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and/or amortization of actuarial gains or losses. As prior service costs and actuarial gains or losses are amortized, they are reclassified from AOCI on the consolidated statements of condition into salaries and employee benefits on the consolidated statements of income. The amortization of actuarial gains and losses is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future working lifetime of the plan participants.

Stock-Based Compensation. The fair value of restricted stock awards, restricted stock units and stock options is determined on the grant date. For restricted stock awards and units, compensation is recognized ratably over the requisite service period equal to the fair value of the award. For stock option awards, the fair value is determined using the Black-Scholes option-pricing model. Compensation expense for stock option awards is recognized ratably over the requisite service period equal to the fair value of the award. For performance-based share awards, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change.

The Company does not assume an estimated forfeiture rate on its nonvested share-based awards in its reporting of share-based compensation expense. Should a share-based award be forfeited, the Company would reverse all associated compensation expense previously recorded on the nonvested shares.

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

Segment Reporting. The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in Maine. These services include lending, checking, savings and time deposits, cash management, brokerage, wealth management and trust services. Substantially all of the Company's revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the year ended December 31, 2017, 2016 or 2015.

Recent Accounting Pronouncements. (The following recently issued accounting pronouncements are presented in chronological order of required adoption date for the Company. Should the Company have early adopted a recently issued accounting pronouncement it has been presented in the year of adoption.)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulate Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 was issued to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The Company made a policy election to adopt ASU 2018-02 effective for its year ended December 31, 2017 consolidated financial statements, the period in which the effects of the change in the U.S. federal corporate income tax due to the Tax Act were recognized. The adoption of ASU 2018-02 resulted in a $3.5 million income reclassification from AOCI to retained earnings within its consolidated statements of condition and consolidated statements of shareholders' equity for the year ended December 31, 2017.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 was issued to defer the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), for all entities by one year. ASU 2014-09 was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

The Company adopted ASU 2014-09 effective January 1, 2018 using the modified-retrospective transition method. As part of its assessment, the Company concluded that the following material revenue streams were within the scope of ASU 2014-09: (i) service charges on deposit accounts; (ii) debit card interchange income; and (iii) income from fiduciary services and brokerage fees. Through the Company's assessment, it was determined that the impact of the adoption of ASU 2014-09 is not material to its financial statements. There will be no cumulative-effect adjustment to beginning shareholders' equity under the modified-retrospective transition method within the Company's first quarter 2018 financial reporting on Form 10-Q as there was no change in revenue recognition upon adoption of ASU 2014-09.

In January 2016, the FASB issued ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"). ASU 2016-01 was issued to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. The Company adopted ASU 2016-01 effective January 1, 2018. Upon adoption, the Company will recognize unrealized gains and losses on its equity securities directly through the Company's consolidated statements of income, instead of reporting unrealized gains and losses on equity investments designated as AFS within AOCI. A cumulative-effect adjustment will occur to the Company's beginning shareholders' equity within its first quarter 2018 financial reporting on Form 10-Q to reclassify the unrealized gain reporting within AOCI at December 31, 2017 to retained earnings. The reclassification is immaterial to the Company's financial statements.

In addition, ASU 2016-01 also requires companies to utilize an "exit price" fair value methodology for purposes of disclosing the fair value of financial assets and liabilities not measured and reported at fair value on a recurring or non-recurring basis. The Company does not anticipate ASU 2016-01 will materially impact the Company's financial disclosures.

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

During the year ended December 31, 2017, the Company elected to early adopt ASU 2017-09, effective as of January 1, 2017. The Company has not had any modifications to its share-based awards for the year ended December 31, 2017.

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

2. Mergers and Acquisitions

Acadia Trust, N.A. — November 30, 2016

On November 30, 2016, the Company completed its merger of Acadia Trust, N.A., the Company's wholly-owned subsidiary, into the Bank, also the Company's wholly-owned subsidiary, and created a new wealth management and trust department of the Bank, Camden National Wealth Management. The merger did not qualify as a business combination and did not have any effect on the Company's consolidated financial condition.

Acquisition of SBM Financial, Inc. — October 16, 2015

On October 16, 2015, the Company completed its acquisition of 100% of SBM's common stock, through the completion of a two-step merger of Camden National Corporation, SBM and Atlantic Acquisitions, LLC, a wholly-owned subsidiary of Camden National Corporation (the "Merger"). The Merger qualified as a tax-free reorganization for federal income tax purposes and, pursuant to the terms and merger agreement, dated as of March 29, 2015, by and among Camden National Corporation, SBM and Atlantic Acquisitions, LLC ("Merger Agreement"), each share of SBM's common stock outstanding at the effective time of the acquisition was converted into the right to receive, at the election of the stockholder and subject to the allocation and proration procedures described in the Merger Agreement, either: (1) $206.00 in cash, without interest or (2) 8.132 shares of common stock of the Company; provided that 80% of the SBM shares outstanding immediately prior to the effective time of the acquisition were converted into the right to receive common stock of the Company and the remaining SBM shares were converted into the right to receive cash. The total consideration paid by the Company was $136.7 million, consisting of (i) $26.1 million in cash; (ii) 4,124,643 shares of Camden common stock valued at $108.6 million, based on the October 16, 2015 closing price of the Company's common stock of $26.32 per share; and (iii) the fair value of 139,032 non-qualified stock options issued under the 2012 Plan of $2.0 million. Pursuant to the Merger Agreement, all unexercised non-qualified stock options held by SBM option holders immediately vested upon completion of the acquisition and were to roll into the Company's non-qualified stock options using the 8.132 share conversion ratio (rounded down to the nearest whole share). The non-qualified stock options issued under the Company's 2012 Plan maintained the same terms and conditions as previously held under SBM's equity plan. The fair value of the non-qualified stock options approximated the intrinsic value of the non-qualified stock options at acquisition date.

The Merger complemented the Company's existing footprint within Maine, while expanding its presence in the higher growth Southern Maine market and into Massachusetts. In addition to providing incremental market share and increasing its presence within Southern Maine, the acquisition improved the Company's interest rate risk exposure in a rising rate environment through a larger mix of variable rate loans as percentage of total loans and additional core deposits (non-interest checking, interest checking, savings and money market accounts).

The Company accounted for the Merger using the acquisition method. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date (with limited exceptions), and does not provide for acquisition expenses to be capitalized as part of the transaction.

The Company incurred acquisition-related costs for the periods indicated as detailed below:

	For The Year Ended December 31,
	2017	2016	2015
Salaries and employee benefits(1)	$—	$8	$3,240
Furniture, equipment and data processing	—	279	1,531
Net occupancy	—	439	1,237
Consulting and professional fees(2)	—	80	2,453
Other expenses(3)	—	60	1,954
Total merger and acquisition costs	$—	$866	$10,415

(1)	Includes the costs associated with pre-existing change-in-control agreements in place at the time of the Merger and employee termination costs, including severance.

(2)	Includes the cost of a negotiated non-compete arrangement entered into in connection with the Merger of $400,000 in 2015.

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

3. Securities

The following tables summarize the amortized costs and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
AFS Securities:
Obligations of states and political subdivisions	$7,232	$103	$—	$7,335
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	510,176	597	(7,471)	503,302
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	279,575	14	(6,790)	272,799
Subordinated corporate bonds	5,484	173	—	5,657
Total AFS debt securities	802,467	887	(14,261)	789,093
Equity securities	554	252	—	806
Total AFS securities	$803,021	$1,139	$(14,261)	$789,899
HTM Securities:
Obligations of states and political subdivisions	$94,073	$1,077	$(237)	$94,913
Total HTM securities	$94,073	$1,077	$(237)	$94,913
December 31, 2016:
AFS Securities:
Obligations of states and political subdivisions	$8,848	$153	$—	$9,001
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	485,222	2,515	(7,115)	480,622
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	289,046	265	(5,421)	283,890
Subordinated corporate bonds	5,481	132	—	5,613
Total AFS debt securities	788,597	3,065	(12,536)	779,126
Equity securities	632	109	—	741
Total AFS securities	$789,229	$3,174	$(12,536)	$779,867
HTM Securities:
Obligations of states and political subdivisions	$94,609	$618	$(631)	$94,596
Total HTM securities	$94,609	$618	$(631)	$94,596

At December 31, 2017 and 2016, net unrealized losses on AFS securities included in AOCI amounted to $10.3 million, net of a deferred tax benefit of $2.8 million, and $6.1 million, net of a deferred tax benefit of $3.3 million, respectively.

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

The following table presents the estimated fair values and gross unrealized losses of investment securities that were in a continuous loss position at December 31, 2017 and 2016, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$221,466	$(2,393)	$233,971	$(5,078)	$455,437	$(7,471)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	102,612	(696)	164,389	(6,094)	267,001	(6,790)
Total AFS securities	$324,078	$(3,089)	$398,360	$(11,172)	$722,438	$(14,261)
HTM Securities:
Obligations of states and political subdivisions	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)
Total HTM securities	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)
December 31, 2016:
AFS Securities:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$348,579	$(5,780)	$29,496	$(1,335)	$378,075	$(7,115)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	163,412	(2,906)	74,212	(2,515)	237,624	(5,421)
Total AFS securities	$511,991	$(8,686)	$103,708	$(3,850)	$615,699	$(12,536)
HTM Securities:
Obligations of states and political subdivisions	$42,805	$(631)	$—	$—	$42,805	$(631)
Total HTM securities	$42,805	$(631)	$—	$—	$42,805	$(631)

At December 31, 2017 and 2016, the Company held 209 investment securities with a fair value of $741.2 million and $658.5 million that were in an unrealized loss position totaling $14.5 million and $13.2 million, respectively, that are considered temporary. Of these, MBS and CMOs with a fair value of $398.4 million and $103.7 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more totaling $11.2 million and $3.9 million at December 31, 2017 and 2016, respectively. The decline in the fair value of the debt securities is reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors with the Company's investment portfolio. At December 31, 2017 and 2016, gross unrealized losses on the Company's AFS and HTM securities were 2% of the respective investment securities fair value.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2017 until the decline in value has recovered.

Security Gains and Losses and OTTI of Securities

The following table details the Company’s sales of AFS investment securities, the gross realized gains and losses, and OTTI of securities:

	For The Year Ended December 31,
	2017	2016	2015
Proceeds from sales of securities	$20,366	$28,850	$12,426
Gross realized gains	869	125	221
Gross realized losses	(14)	(74)	(217)
Previously recorded OTTI	—	—	204

For the year ended December 31, 2017, 2016, and 2015, the Company sold certain AFS investment securities with a total carrying value of $19.5 million, $28.8 million, and $12.4 million, respectively, and recorded net gains on the sale of AFS securities of $855,000, $51,000, and $4,000, respectively, within non-interest income in the consolidated statements of income.

FHLBB and FRB Stock

As of December 31, 2017 and 2016, the Company's investment in FHLBB stock was $18.3 million and $17.8 million, respectively. At December 31, 2017 and 2016, the Company's investment in FRB stock was $5.4 million. At December 31, 2017 and 2016, there were no indications of impairment of the Company's investment in FHLBB or FRB stock.

For the year ended December 31, 2017, 2016 and 2015, the Company recorded dividend income from its investment in FHLBB and FRB stock of $1.1 million, $1.0 million and $579,000, respectively.

Securities Pledged

At December 31, 2017 and 2016, securities with an amortized cost of $702.5 million and $597.3 million, respectively, and estimated fair values of $691.2 million and $589.7 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of securities by contractual maturity at December 31, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Securities
Due in one year or less	$4,986	$4,983
Due after one year through five years	104,294	103,572
Due after five years through ten years	212,809	209,663
Due after ten years	480,378	470,875
	$802,467	$789,093
HTM Securities
Due in one year or less	$751	$751
Due after one year through five years	4,705	4,721
Due after five years through ten years	10,110	10,192
Due after ten years	78,507	79,249
	$94,073	$94,913

4. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Residential real estate loans	$858,369	$802,494
Commercial real estate loans	1,164,023	1,050,780
Commercial loans	373,400	333,639
Home equity loans	323,378	329,907
Consumer loans	18,149	17,332
HPFC	45,120	60,412
Total loans	$2,782,439	$2,594,564

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs totaling:

	December 31,
	2017	2016
Net unamortized fair value mark discount on acquired loans	$6,207	$8,810
Net unamortized loan origination costs	(963)	(66)
Total	$5,244	$8,744

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

The HPFC loan portfolio consists of niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. In 2016, the Company closed HPFC's operations and is no longer originating loans.

The Bank, in the normal course of business, has made loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. Loans, including any unused lines of credit, to related parties were as follows:

	December 31,
	2017	2016
Balance at beginning of year	$15,942	$16,628
Loans made/advanced and additions	230	434
Repayments and reductions	(3,032)	(1,120)
Balance at end of year	$13,140	$15,942

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

In conjunction with the Company's annual ALL policy review in the fourth quarter of 2017, the Company revised its methodology for calculating the ALL on construction and development loans before reaching permanent financing. This change in ALL methodology did not have a material impact on the Company's reported ALL as of December 31, 2017.

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

HPFC. Prior to the Company's closing of HPFC's operations in 2016, it provided commercial lending to dentists, optometrists and veterinarians, many of which were start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral consists of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years.

The following table presents the activity in the ALL and select loan information by portfolio segment for the year ended December 31, 2017, 2016, and 2015:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2017:
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$—	$23,116
Loans charged off	(482)	(124)	(1,014)	(434)	(124)	(290)	—	(2,468)
Recoveries	30	141	301	2	17	6	—	497
Provision (credit)(1)	1,378	(308)	1,129	605	159	63	—	3,026
Ending balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$—	$24,171
ALL balance attributable loans:
Individually evaluated for impairment	$568	$1,441	$—	$—	$—	$—	$—	$2,009
Collectively evaluated for impairment	4,518	10,422	4,171	2,367	233	451	—	22,162
Total ending ALL	$5,086	$11,863	$4,171	$2,367	$233	$451	$—	$24,171
Loans:
Individually evaluated for impairment	$5,171	$6,199	$1,791	$429	$—	$—	$—	$13,590
Collectively evaluated for impairment	853,198	1,157,824	371,609	322,949	18,149	45,120	—	2,768,849
Total loan balances	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$—	$2,782,439
For The Year Ended December 31, 2016:
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans charged off	(356)	(315)	(2,218)	(308)	(101)	(507)	—	(3,805)
Recoveries	95	50	332	2	7	—	—	486
Provision (credit)(1)	(124)	1,987	2,400	(231)	82	1,155	—	5,269
Ending balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$—	$23,116
ALL balance attributable loans:
Individually evaluated for impairment	$483	$1,373	$—	$86	$—	$65	$—	$2,007
Collectively evaluated for impairment	3,677	10,781	3,755	2,108	181	607	—	21,109
Total ending ALL	$4,160	$12,154	$3,755	$2,194	$181	$672	$—	$23,116
Loans:
Individually evaluated for impairment	$4,348	$13,317	$2,028	$457	$7	$97	$—	$20,254
Collectively evaluated for impairment	798,146	1,037,463	331,611	329,450	17,325	60,315	—	2,574,310
Total loan balances	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$—	$2,594,564

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Unallocated	Total
For The Year Ended December 31, 2015:
ALL:
Beginning balance	$4,899	$7,951	$3,354	$2,247	$281	$—	$2,384	$21,116
Loans charged off	(801)	(481)	(655)	(525)	(154)	—	—	(2,616)
Recoveries	55	74	389	188	22	—	—	728
Provision (credit)(1)	392	2,888	153	821	44	24	(2,384)	1,938
Ending balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
ALL balance attributable loans:
Individually evaluated for impairment	$544	$644	$92	$89	$—	$—	$—	$1,369
Collectively evaluated for impairment	4,001	9,788	3,149	2,642	193	24	—	19,797
Total ending ALL	$4,545	$10,432	$3,241	$2,731	$193	$24	$—	$21,166
Loans:
Individually evaluated for impairment	$6,026	$4,610	$3,937	$588	$74	$—	$—	$15,235
Collectively evaluated for impairment	814,591	923,341	293,784	348,046	17,879	77,330	—	2,474,971
Total loan balances	$820,617	$927,951	$297,721	$348,634	$17,953	$77,330	$—	$2,490,206

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2017, 2016, and 2015, the reserve for unfunded commitments was $20,000, $11,000 and $22,000, respectively.

The following table reconciles the year ended December 31, 2017, 2016, and 2015 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	For the Year Ended December 31,
	2017	2016	2015
Provision for loan losses	$3,026	$5,269	$1,938
Change in reserve for unfunded commitments	9	(11)	(2)
Provision for credit losses	$3,035	$5,258	$1,936

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of December 31, 2017, the non-residential building operators' industry concentration was 11% of the Company's total loan portfolio and 27% of the total commercial real estate portfolio. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2017.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
December 31, 2017:
Pass (Grades 1 – 6)	$846,394	$1,130,235	$354,904	$—	$—	$43,049	$2,374,582
Performing	—	—	—	321,727	18,149	—	339,876
Special Mention (Grade 7)	922	9,154	12,517	—	—	191	22,784
Substandard (Grade 8)	11,053	24,634	5,979	—	—	1,880	43,546
Non-performing	—	—	—	1,651	—	—	1,651
Total	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439
December 31, 2016:
Pass (Grades 1 – 6)	$789,554	$1,003,386	$321,148	$—	$—	$58,943	$2,173,031
Performing	—	—	—	328,287	17,328	—	345,615
Special Mention (Grade 7)	2,387	5,724	5,598	—	—	257	13,966
Substandard (Grade 8)	10,553	41,670	5,437	—	—	1,212	58,872
Doubtful (Grade 9)	—	—	1,456	—	—	—	1,456
Non-performing	—	—	—	1,620	4	—	1,624
Total	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
December 31, 2017:
Residential real estate	$3,871	$1,585	$4,021	$9,477	$848,892	$858,369	$—	$4,979
Commercial real estate	849	323	5,528	6,700	1,157,323	1,164,023	—	5,642
Commercial	329	359	1,535	2,223	371,177	373,400	—	2,000
Home equity	1,046	173	1,329	2,548	320,830	323,378	—	1,650
Consumer	57	10	—	67	18,082	18,149	—	—
HPFC	139	1,372	419	1,930	43,190	45,120	—	1,043
Total	$6,291	$3,822	$12,832	$22,945	$2,759,494	$2,782,439	$—	$15,314
December 31, 2016:
Residential real estate	$1,783	$924	$2,904	$5,611	$796,883	$802,494	$—	$3,945
Commercial real estate	855	223	12,625	13,703	1,037,077	1,050,780	—	12,849
Commercial	633	218	1,675	2,526	331,113	333,639	—	2,088
Home equity	892	134	1,321	2,347	327,560	329,907	—	1,620
Consumer	38	—	4	42	17,290	17,332	—	4
HPFC	438	688	110	1,236	59,176	60,412	—	207
Total	$4,639	$2,187	$18,639	$25,465	$2,569,099	$2,594,564	$—	$20,713

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the year ended December 31, 2017, 2016, and 2015 was $843,000, $888,000, and $586,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	2017	2016	2017	2016	2017	2016
Residential real estate	24	21	$3,604	$3,221	$452	$483
Commercial real estate	3	3	976	1,008	16	—
Commercial	7	10	1,345	1,502	—	—
Consumer and home equity	2	1	307	16	—	—
Total	36	35	$6,232	$5,747	$468	$483

At December 31, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $5.0 million and $1.2 million, respectively. At December 31, 2016, the Company had performing and non-performing TDRs with a recorded investment balance of $4.3 million and $1.4 million, respectively.

The following represents loan modifications that occurred for the year ended December 31, 2017, 2016 and 2015 that qualify as TDRs and the type of loan modification made by portfolio segment at December 31:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Residential real estate:
Maturity concession	2	—	—	$298	$—	$—	$298	$—	$—	$15	$—	$—
Court ordered	—	—	1	—	—	74	—	—	78	—	—	27
Interest rate concession	1	—	—	134	—	—	145	—	—	—	—	—
Interest rate and maturity concession	1	—	—	148	—	—	156	—	—	30	—	—
Commercial:
Maturity concession	—	6	—	—	2,973	—	—	2,973	—	—	1,400	—
Home equity:
Interest rate and maturity concession	1	—	—	315	—	—	315	—	—	—	—	—
Total	5	6	1	$895	$2,973	$74	$914	$2,973	$78	$45	$1,400	$27

In 2016, the Company completed the restructure of one commercial relationship, which included six individual commercial loans, and recorded a specific reserve of $1.4 million at the time of the restructure. In 2016, subsequent to the loan modification, the $1.4 million specific reserve established on the relationship was fully charged-off and, at December 31, 2017 and 2016, the Company did not carry a specific reserve on this relationship. As part of the restructure, the Company committed to lend additional funds of up to $280,000. At December 31, 2017 and 2016, the Company had loaned $22,000 and $47,000, respectively, on its commitment. The Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs as of December 31, 2017.

For the year ended December 31, 2017, 2016 and 2015, the Company did not have any loans that had been modified as a TDR within the previous 12 months and for which the borrower subsequently defaulted for the periods indicated.

Impaired Loans:

Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the year ended December 31, 2017, 2016 and 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With related allowance recorded:
Residential real estate	$3,858	$3,858	$568	$3,177	$131
Commercial real estate	5,422	5,422	1,441	8,900	22
Commercial	—	—	—	31	—
Home equity	—	—	—	125	—
Consumer	—	—	—	—	—
HPFC	—	—	—	24	—
Ending balance	9,280	9,280	2,009	12,257	153
Without related allowance recorded:
Residential real estate	1,313	1,673	—	1,345	15
Commercial real estate	777	1,084	—	1,132	29
Commercial	1,791	2,964	—	1,920	10
Home equity	429	495	—	310	8
Consumer	—	—	—	2	—
HPFC	—	—	—	—	—
Ending balance	4,310	6,216	—	4,709	62
Total impaired loans	$13,590	$15,496	$2,009	$16,966	$215
December 31, 2016:
With related allowance recorded:
Residential real estate	$3,019	$3,019	$483	$3,088	$106
Commercial real estate	11,443	11,443	1,373	5,165	—
Commercial	—	—	—	762	—
Home equity	299	299	86	305	—
Consumer	—	—	—	—	—
HPFC	97	97	65	98	—
Ending balance	14,858	14,858	2,007	9,418	106
Without related allowance recorded:
Residential real estate	1,329	1,800	—	2,057	9
Commercial real estate	1,874	2,369	—	2,214	51
Commercial	2,028	3,209	—	2,507	16
Home equity	158	368	—	180	—
Consumer	7	10	—	12	—
HPFC	—	—	—	—	—
Ending balance	5,396	7,756	—	6,970	76
Total impaired loans	$20,254	$22,614	$2,007	$16,388	$182

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With related allowance recorded:
Residential real estate	$3,191	$3,191	$544	$6,064	$112
Commercial real estate	1,825	1,857	644	1,753	—
Commercial	156	156	92	945	2
Home equity	303	303	89	900	—
Consumer	—	—	—	195	—
HPFC	—	—	—	—	—
Ending balance	5,475	5,507	1,369	9,857	114
Without related allowance recorded:
Residential real estate	2,835	4,353	—	2,175	8
Commercial real estate	2,785	3,426	—	2,719	65
Commercial	3,781	4,325	—	1,412	17
Home equity	285	688	—	369	—
Consumer	74	150	—	20	—
HPFC	—	—	—	—	—
Ending balance	9,760	12,942	—	6,695	90
Total impaired loans	$15,235	$18,449	$1,369	$16,552	$204

In-Process Foreclosure Proceedings:

At December 31, 2017 and 2016, the Company had $1.9 million and $1.4 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

5. Goodwill

The changes in goodwill for the year ended December 31, 2017 and 2016 for each reporting unit are shown in the table below:

	Banking	Financial Services	Total
Balance as of January 1, 2016:
Goodwill	$91,753	$7,474	$99,227
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	91,753	3,904	95,657
Measurement-period adjustment (Note 2)	(960)	—	(960)
Balance as of December 31, 2016:
Goodwill	90,793	7,474	98,267
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	$90,793	$3,904	$94,697
Balance as of January 1 and December 31, 2017:
Goodwill	$90,793	$7,474	$98,267
Accumulated impairment losses	—	(3,570)	(3,570)
Reported goodwill	$90,793	$3,904	$94,697

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist. The Company completed its annual goodwill impairment test as of November 30, 2017, 2016 and 2015 for each reporting unit and determined there was no goodwill impairment.

6. Other Intangible Assets

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$23,908	$(18,953)	$4,955	$23,908	$(17,220)	$6,688
Trust relationship intangible	753	(753)	—	753	(677)	76
Total	$24,661	$(19,706)	$4,955	$24,661	$(17,897)	$6,764

For the year ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $1.8 million, $1.9 million and $1.3 million, respectively.

The following table reflects the expected amortization schedule for other intangible assets over the period of estimated economic benefit (assuming no additional intangible assets are created or impaired):

Core Deposit Intangible
2018	$725
2019	705
2020	682
2021	655
2022	625
Thereafter	1,563
Total	$4,955

7. Premises and Equipment

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	2017	2016
Land and land improvements	$2,985	$3,012
Buildings and leasehold improvements	37,054	36,958
Furniture, fixtures and equipment	36,053	34,043
Total cost	76,092	74,013
Accumulated depreciation and amortization	(34,201)	(31,140)
Net premises and equipment	$41,891	$42,873

Depreciation and amortization expense for the periods indicated were as follows:

		For The Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2017	2016	2015
Equipment and data	Furniture, equipment and data processing	$1,874	$1,942	$1,620
Premises	Net occupancy costs	1,643	1,757	1,140
Software	Furniture, equipment and data processing	244	275	337
Equipment, data and premises	Merger and acquisition costs	—	452	517
Total		$3,761	$4,426	$3,614

At December 31, 2017 and 2016, the Company has capitalized software costs of $3.8 million and $3.6 million, respectively, and related accumulated depreciation expense of $3.5 million and $3.2 million, respectively, and was presented within other assets on the consolidated statements of condition.

Included in merger and acquisition costs on the consolidated statements of income for the year ended December 31, 2015 was $1.1 million of fixed asset disposal costs incurred as a result of the acquisition of SBM.

The Company did not have any material gains or losses from the sale of premises and equipment for the year ended December 31, 2017, 2016 or 2015.

The Company enters into noncancellable lease arrangements primarily for its office buildings and branches. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be indexed to an index (commonly the Consumer Price Index) or the increases may be contractually stipulated. Furthermore, many of these lease arrangements provide the Company with the option to renew the lease arrangement after the initial lease term. The Company incurred expenses of $1.5 million, $1.8 million and $1.7 million for the year ended December 31, 2017, 2016 and 2015, respectively, associated with its operating lease arrangements.

The Company has one capital lease for a branch with payments that extend until 2026 at an interest rate of 9.75% per year. The capital lease, recorded in premises and equipment, has a cost basis of $855,000 at December 31, 2017 and 2016 and accumulated depreciation of $502,000 and $459,000 at December 31, 2017 and 2016, respectively. The associated depreciation expense was reported within net occupancy costs on the consolidated statements of income.

In connection with the SBM acquisition, the Company assumed a lease arrangement between SBM wholly-owned subsidiary, The Bank of Maine, and two of its employees. The lease is for a period of five years with an expiration date of December 1, 2019 with two consecutive five year extension periods available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement should the employees be terminated and/or certain mortgage loan production metrics not be met over a consecutive 12 month period.

At December 31, 2017, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2018	$1,429	$126
2019	1,394	126
2020	888	126
2021	671	130
2022	484	131
Thereafter	1,531	425
Total minimum lease payments	$6,397	1,064
Less: amount representing interest(1)		273
Present value of net minimum lease payments(2)		$791

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.

(2)
Reflects the liability reported within short- and long-term borrowings on the consolidated statements of condition. At December 31, 2017 and 2016, the capital lease liability was $791,000 and $858,000, respectively.

8. Mortgage Banking

Loans Sold

For the year ended December 31, 2017, 2016 and 2015, the Company sold $218.6 million, $232.2 million and $61.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $6.3 million, $6.2 million, and $1.3 million, respectively.

Loans Held for Sale

At December 31, 2017 and 2016, the Company had identified and designated loans with an unpaid principal balance of $8.1 million and $15.1 million, respectively, as held for sale. The Company has elected the fair value option for its loans designated as held for sale, and, at December 31, 2017 and 2016, the unrealized gain (loss) recorded was $37,000 and ($289,000), respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of the loan closed and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on its consolidated statements of income for the year ended December 31, 2017, 2016 and 2015 was the change in unrealized gains (losses) on loans held for sale of $326,000, $(422,000) and $133,000, respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a best-efforts basis. For the year ended December 31, 2017, 2016 and 2015, the Company recorded gains (losses) on its forward delivery commitments of ($136,000), $278,000, and $0, respectively. Refer to Note 18 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2017 and 2016, the Company's unpaid principal balances on its servicing assets were $275.2 million and $332.7 million, respectively.

For the year ended December 31, 2017, 2016 and 2015, the Company recorded servicing fee income for its servicing assets of $1.0 million, $1.1 million and $597,000, respectively, and was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, included in other assets on the consolidated statements of condition at December 31, 2017 and 2016 was $1.0 million and $1.2 million, respectively.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2017 and 2016, the prepayment assumption used within the valuation model was 14.0% and 14.6%, respectively, and the discount rate was 11.2% and 7.8%. The estimated effect of a 10% and 20% increase to the prepayment assumption at December 31, 2017 was a decrease of $76,000 and $148,000, respectively, while a 100 and 200 basis points increase to the discount rate assumption was a decrease of $54,000 and $105,000. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance:

	As of and For The Year Ended December 31,
	2017	2016	2015
Servicing Assets:
Balance at beginning of year	$1,210	$2,161	$493
Capitalized servicing right fees upon sale(1)	22	9	294
Acquired in connection with acquisition of SBM, at fair value	—	—	1,608
Amortization charged against mortgage servicing fee income(1)	(430)	(734)	(231)
Valuation adjustment	223	(226)	(3)
Balance at end of year	$1,025	$1,210	$2,161
Valuation Allowance:
Balance at beginning of year	$(230)	$(4)	$(1)
(Increase) decrease in impairment reserve(1)	223	(226)	(3)
Balance at end of year	$(7)	$(230)	$(4)
Fair value, beginning of year	$1,701	$2,947	$1,447
Fair value, end of year	$1,766	$1,701	$2,947

(1)	Reported within mortgage banking income, net on the Company's consolidated statements of income.

Sub-Serviced Loans

Mortgage loans serviced for third party investors, for which the Company acts in a sub-servicer capacity and, therefore, does not have a corresponding servicing asset, are not reported as assets of the Company on its consolidated statements of condition. The unpaid principal balance on mortgage loans serviced for investors at December 31, 2017 and 2016 was $349.7 million and $930.8 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing for investors, and included in demand deposits on the Company's consolidated statements of condition, were $4.2 million and $11.9 million at December 31, 2017 and 2016, respectively. The Company recognized sub-servicing fee income, including related loan fees, for the years ended December 31, 2017, 2016 and 2015 of $12,000, $1.7 million, and $1.2 million. Effective close of business on December 31, 2016, the Company exited a significant sub-servicer relationship.

As part of its agreement to service loans for investors and its own loan portfolio, the Company is required to ensure the good-standing and priority lien position of the collateral for its mortgage loans. In doing so, the Company will advance borrower escrows and incur certain costs that are reimbursable by the borrowers, investors or other means, including mortgage insurance companies and governmental-backed agencies. At December 31, 2017 and 2016, the Company advanced escrow balances of $194,000 and $2.0 million, respectively, and had a receivable of $58,000 and $2.7 million, respectively, for the aforementioned services. At December 31, 2017 and 2016, the Company carried an allowance on the aforementioned receivable of $0 and $829,000, respectively. The Company estimated the allowance on its receivable utilizing historical claim and reimbursement information, as well as information through ongoing negotiations with its investors. The Company has presented its advanced escrows and aforementioned net receivable within other assets on the Company's consolidated statements of condition.

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

Servicer and Sub-Servicer Net Worth and Liquidity Requirements

The Bank, as a servicer and sub-servicer of loans, must maintain certain net worth and liquidity requirements for certain secondary market investors, including the U.S. Department of Housing and Urban Development ("HUD"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The Bank is required to maintain a minimum net worth of $1.0 million plus 1.0% of total Federal Housing Authority ("FHA") loans exceeding $25.0 million ("minimum net worth required") and maintain liquid assets equal to at least 20.0% of its minimum net worth required.

The Bank is required to maintain a minimum net worth of $2.5 million plus 25 basis points of the unpaid principal balance of serviced loans and must meet the minimum regulatory capital requirement to be classified as "well capitalized" by both FNMA and FHLMC.

Should the Bank fail to maintain the net worth and liquidity requirements above, the secondary market investor may take remedial action and the Company may lose the right to service the loans, which may result in an impairment of its servicing assets and/or loss of revenue but would not materially affect the Company's consolidated financial statements.

At December 31, 2017 and 2016, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 13 for further details of the Company and Bank's regulatory capital requirements at December 31, 2017 and 2016.

9. Deposits

The following is a summary of scheduled maturities of CDs as of December 31, 2017:

	Retail	Brokered	Total
2018	$239,936	$—	$239,936
2019	110,867	—	110,867
2020	62,944	7,000	69,944
2021	32,208	—	32,208
2022	19,816	—	19,816
Thereafter	9,239	—	9,239
Total	$475,010	$7,000	$482,010

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $137.1 million and $104.5 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $14.9 million and $14.4 million, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $434.6 million and $377.9 million at December 31, 2017 and 2016, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2017 and 2016 was $897,000 and $986,000, respectively.

10. Borrowings

The following table summarizes the Company's short term and long term borrowings, and subordinated debentures as presented on the consolidated statements of condition for the periods indicated:

	December 31, 2017		Contractual Maturity						December 31, 2016
	Outstanding Balance	Weighted Average Rate	2018	2019	2020	2021	2022	Thereafter	Outstanding Balance	Weighted Average Rate
Short-Term Borrowings:
FHLBB borrowings	$250,000		$250,000	$—	$—	$—	$—	$—	$210,000
Customer repurchase agreements	244,646		244,646	—	—	—	—	—	225,605
FHLBB and correspondent bank overnight borrowings	47,150		47,150	—	—	—	—	—	89,450
Wholesale repurchase agreements	—		—	—	—	—	—	—	5,007
Capital lease obligation	71		71	—	—	—	—	—	67
Total short-term borrowings	$541,867	1.10%	$541,867	$—	$—	$—	$—	$—	$530,129	0.74%
Long-Term Borrowings:
FHLBB borrowings	$10,000	1.87%	$—	$—	$10,000	$—	$—	$—	$10,000	1.87%
Capital lease obligation	720	4.18%	—	76	81	90	98	375	791	4.31%
Total long-term borrowings	$10,720	2.03%	$—	$76	$10,081	$90	$98	$375	$10,791	2.05%
Subordinated Debentures:
Subordinated debentures(1)	$14,580	5.50%	$—	$—	$—	$—	$—	$14,580	$14,526	5.50%
CCTA	36,083	5.48%	—	—	—	—	—	36,083	36,083	5.50%
UBCT	8,248	6.75%	—	—	—	—	—	8,248	8,146	6.85%
Total subordinated debentures	$58,911	5.66%	$—	$—	$—	$—	$—	$58,911	$58,755	5.69%

(1)	Presented net of debt issuance costs of $420,000 and $474,000 at December 31, 2017 and 2016, respectively.

Short-Term Borrowings

Short-term borrowings consist of customer repurchase agreements, FHLBB advances due in less than 90 days, FHLBB and correspondent bank overnight borrowings, and other short-term borrowings due within one year. The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2017 and 2016. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB. The Company had no outstanding balance on the line of credit with the FHLBB at December 31, 2017 or 2016.

Long-Term Borrowings

Long-term borrowings represent securities sold under repurchase agreements with major brokerage firms and notes payable with maturity dates over one year. Both wholesale and retail repurchase agreements are secured by mortgage-backed securities and securities of government sponsored enterprises.

At December 31, 2017, the Company has the following lines of credit available to it, for which it had no outstanding balances:

•	The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 20, 2018 for which the interest rate is LIBOR-based and is set daily by PNC Bank.

•	The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.

•
The Company, through the Bank, has a secured line of credit of $99.8 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2017, the Bank pledged commercial loans with a carrying value of $144.4 million and investment securities of $31,000.

FHLBB Borrowings

At December 31, 2017, the terms of the Company's outstanding FHLBB borrowings were as follows:

Balance Sheet Classification	Outstanding Balance	Maturity Date	Interest Rate Range	Next Call Date	Call Amount
Short-Term Borrowings	$200,000	January 2018	1.45% - 1.63%	N/A	$—
Short-Term Borrowings	$50,000	February 2018	1.54%	N/A	$—
Long-Term Borrowings	$10,000	April 2020	1.87%	N/A	$—

FHLBB borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at December 31, 2017 and 2016. The carrying value of securities pledged as collateral at the FHLBB was $215,000 and $400,000 at December 31, 2017 and 2016, respectively.

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

The Company incurred issuance costs of $536,000 associated with this debt issuance. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated statements of condition. The Company will amortize the issuance costs over the ten-year term of the subordinated debt. The amortization costs incurred for the year ended December 31, 2017 and 2016 associated with the debt issuance was $54,000, and was recognized as an increase to interest expense within the consolidated statements of income.

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

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2017, $43.0 million of the trust preferred securities were included in the Company’s total Tier I capital and amounted to 12.0% of Tier I capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 18 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $3.4 million, $3.4 million and $2.7 million for the year ended December 31, 2017, 2016 and 2015, respectively. Refer to Note 18 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

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

The tables below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral at December 31, 2017 and 2016:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
December 31, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$630	$—	$—	$—	$630
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	98,460	—	—	—	98,460
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,556	—	—	—	145,556
Total Customer Repurchase Agreements	244,646	—	—	—	244,646
Total Repurchase Agreements(1)	$244,646	$—	$—	$—	$244,646
December 31, 2016
Customer Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$117,784	$—	$—	$—	$117,784
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,821	—	—	—	107,821
Total Customer Repurchase Agreements	225,605	—	—	—	225,605
Wholesale Repurchase Agreements:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	3,715	—	3,715
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	1,292	—	1,292
Total Wholesale Repurchase Agreements	—	—	5,007	—	5,007
Total Repurchase Agreements(1)	$225,605	$—	$5,007	$—	$230,612

(1)	Presented within short-term borrowings on the consolidated statements of condition.

Certain customers held CDs totaling $920,000 and $917,000 with the Bank at December 31, 2017 and 2016, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

12. Income Taxes

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Year Ended December 31,
	2017	2016	2015
Current:
Federal	$14,529	$17,854	$7,956
State	1,289	930	71
	15,818	18,784	8,027
Deferred:
Change in federal corporate income tax rate(1)	14,263	—	—
Federal	4,117	(1,258)	1,356
State	(320)	(54)	524
	18,060	(1,312)	1,880
Income tax expense	$33,878	$17,472	$9,907

(1)
On December 22, 2017, the Tax Act was enacted, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%. ASC Topic 740, Accounting for Income Taxes (“ASC 740”), requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions of the Tax Act was January 1, 2018. As of December 31, 2017, the Company has completed its accounting for the tax effects of the Tax Act, which resulted in a reduction to net deferred tax assets and a corresponding charge to income tax expense of $14.3 million.

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	For The Year Ended December 31,
	2017	2016	2015
Computed tax expense	$21,824	$20,139	$10,801
Increase (reduction) in income taxes resulting from:
Change in federal corporate income tax rate	14,263	—	—
Tax exempt income	(1,291)	(1,312)	(1,092)
Income from life insurance	(829)	(908)	(588)
State taxes, net of federal benefit	630	565	373
Share-based awards(1)	(390)	(701)	—
Low income housing credits	(366)	(376)	(359)
Non-deductible acquisition-related costs	—	—	467
Other	37	65	305
Income tax expense	$33,878	$17,472	$9,907
Income before income taxes	$62,354	$57,539	$30,859
Effective tax rate	54.3%	30.4%	32.1%

(1)
The Company adopted the provisions of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in calendar year 2016. Prior to adoption, it accounted for its windfall tax benefits or shortfalls generated upon exercise of a non-qualified stock option or a disqualifying incentive stock option, or upon vesting of its restricted shares through shareholders' equity (or as income tax expense to the extent the Company did not have a windfall tax benefit surplus). Upon adoption, the Company now accounts for its windfall tax benefits and shortfalls generated within income tax expense on the consolidated statements of income as a discrete period item in the quarter generated.

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	December 31,
	2017(1)		2016(2)
	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$12,078	$—	$20,977	$—
Allowance for loan losses	5,201	—	8,094	—
Pension and other benefits	3,363	—	5,141	—
Net unrealized losses on AFS securities	2,821	—	3,227	—
Net unrealized losses on derivative instruments	1,623	—	3,066	—
Deferred compensation and benefits	1,199	—	1,791	—
Net unrealized losses on postretirement plans	1,092	—	1,147	—
Purchase accounting and deposit premium	461	—	1,430	—
Depreciation	—	(2,857)	—	(4,520)
Deferred loan origination fees	—	(1,510)	—	(2,046)
Other	—	(695)	956	—
	27,838	(5,062)	45,829	(6,566)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$22,776		$39,263

(1)	At December 31, 2017, the Company's deferred tax assets and liabilities were calculated using a 21.5% deferred tax rate.

(2)	At December 31, 2016, the Company's deferred tax assets and liabilities were calculated using a 35.0% deferred tax rate.

In connection with the acquisition of SBM on October 16, 2016, the Company acquired certain net operating losses and tax credit carryforwards as of the acquisition date, including federal net operating losses of $71.2 million and State of Maine net operating losses of $213,000. The Company determined it would not be able to utilize $6.8 million of the acquired federal net operating losses and wrote-off this amount within purchase accounting. Due to Internal Revenue Code of 1986, as amended, Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually (and $803,000 for fiscal year 2015), which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company has assessed the need for a valuation allowance on the acquired federal net operating losses and determined that there was a high likelihood that it will be able to utilize all of the acquired allowable federal net operating losses prior to expiration as the Company has a history of generating taxable income well in excess of the limitation. As such, no valuation allowance has been established on its acquired federal net operating losses or tax credit carryforwards as of December 31, 2017 or 2016.

As of December 31, 2017, the Company's federal income tax returns for the year ended December 31, 2016 and 2015 were open to audit by federal authorities and state income tax returns for the year ended December 31, 2016, 2015 and 2014 were open to audit by state authorities. During the year ended December 31, 2017, the IRS completed its examination of the Company's 2013 and 2014 federal income tax returns, which resulted in no material changes to the Company's consolidated financial statements.

13. Shareholders’ Equity

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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2017, the Company and the Bank were required to establish a capital conservation buffer of 1.25%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2017 and 2016, and, specifically, the Bank was "well capitalized" under prompt correct action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2017 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2016		Minimum Regulatory Capital Required For Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$396,451	14.14%	9.25%	N/A	$368,856	14.04%	8.63%	N/A
Tier I risk-based capital ratio	357,261	12.74%	7.25%	N/A	330,729	12.59%	6.63%	N/A
Common equity Tier I risk-based capital ratio	316,677	11.30%	5.75%	N/A	296,120	11.27%	5.13%	N/A
Tier I leverage capital ratio	357,261	9.07%	4.00%	N/A	330,729	8.83%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$369,540	13.18%	9.25%	10.00%	$340,908	12.92%	8.63%	10.00%
Tier I risk-based capital ratio	345,350	12.32%	7.25%	8.00%	317,782	12.05%	6.63%	8.00%
Common equity Tier I risk-based capital ratio	345,350	12.32%	5.75%	6.50%	317,782	12.05%	5.13%	6.50%
Tier I leverage capital ratio	345,350	8.80%	4.00%	5.00%	317,782	8.54%	4.00%	5.00%

On October 8, 2015, the Company issued $15.0 million of 10 year subordinated debentures bearing interest at an annual rate of 5.50%. In addition, $43.0 million of junior subordinated debentures were issued in connection with the issuance of trust preferred securities in 2006 and 2008. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At December 31, 2017 and 2016, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at December 31, 2017 and December 31, 2016, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

For the year ended December 31, 2017, 2016, and 2015, the Bank declared dividends for payment to the Company in the amount of $16.8 million, $16.0 million, and $39.2 million which included a $30.0 million special dividend that was paid in connection with the acquisition of SBM, respectively. For the year ended December 31, 2017, 2016 and 2015, the Company declared $14.6 million, $12.9 million and $10.6 million, respectively, in dividends payable to its shareholders.

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

Common Stock Repurchase

On September 24, 2013, the Company's Board of Directors authorized the 2013 Repurchase Plan. The 2013 Repurchase Plan allows for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. This program is expected to continue until the authorized number of shares is repurchased, or the Company’s Board of Directors terminates the program. As of December 31, 2017, the Company had repurchased 374,250 shares at a weighted-average price of $26.55, or 99.8% of the program’s total allotment. The Company did not repurchase any of its outstanding common stock for the year ended December 31, 2017.

14. EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For The Year Ended December 31,
	2017	2016	2015
Net income	$28,476	$40,067	$20,952
Dividends and undistributed earnings allocated to participating securities(1)	(118)	(189)	(59)
Net income available to common shareholders	$28,358	$39,878	$20,893
Weighted-average common shares outstanding for basic EPS	15,509,665	15,422,160	12,031,294
Dilutive effect of stock-based awards(2)	78,682	82,079	43,285
Weighted-average common and potential common shares for diluted EPS	15,588,347	15,504,239	12,074,579
Earnings per common share:
Basic EPS	$1.83	$2.59	$1.73
Diluted EPS	$1.82	$2.57	$1.73
Awards excluded from the calculation of diluted EPS(3):
Stock options	—	—	19,875

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options, and vesting of restricted shares and restricted stock units, and issuance of LTIP awards that have met the performance criteria, utilizing the treasury stock method.

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

15. Stock-Based Compensation Plans

Stock-Based Compensation

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Plan and 2012 Plan, respectively. The maximum number of shares of stock reserved and available for issuance under each the 2003 Plan and 2012 Plan is 1.2 million shares. As shares or units are vested or options are exercised, new shares are issued out of either the 2003 or 2012 Plan. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price shall not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock option is exercisable more than ten years after the date the stock option is granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for the non-qualified stock options issued in conjunction with the acquisition of SBM. Refer to Note 2 for additional details.

The amount of cash used to settle stock-based compensation transactions for the year ended December 31, 2017, 2016 and 2015 was $902,000, $373,000 and $157,000, respectively.

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

For the year ended December 31, 2017, 2016 and 2015, the Company issued stock options with a grant-date fair value of $0, $16,000 and $22,000, respectively. The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the year ended:

	December 31,
	2017	2016	2015
Weighted-average dividend yield	—%	3.12%	3.01%
Weighted-average risk-free interest rate	—%	1.52%	1.50%
Weighted-average expected volatility	—%	29.64%	31.85%
Weighted-average expected life (in years)	0.0	5.3	5.3
Weighted-average fair value of options granted	$—	$5.17	$5.87

Compensation expense is recognized on a straight-line basis over the option vesting period. For the year ended December 31, 2017, 2016 and 2015, the compensation expense recognized for stock options was $20,000, $30,000 and $51,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the year ended December 31, 2017, 2016 and 2015 was $21,000, $36,000, and $59,000, respectively. Additionally, for the year ended December 31, 2017, 2016 and 2015, the Company received a tax benefit upon the exercise of non-qualified stock options that were issued as consideration in the acquisition of SBM, of $21,000, $378,000 and $0, respectively.

Unrecognized compensation expense for nonvested stock options totaled $41,000 at December 31, 2017 and is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. The total intrinsic value of options exercised for the year ended December 31, 2017, 2016 and 2015 was $268,000, $2.5 million, and $573,000, respectively.

Stock option activity for the year ended December 31, 2017 was as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	58,743	$20.38
Granted	—	—
Exercised	(11,841)	17.50
Forfeited	(2,400)	26.23
Expired	(1,425)	23.11
Options outstanding at December 31, 2017	43,077	$21.00	3.45	$910
Options exercisable at December 31, 2017	39,627	$20.58	3.11	$854

A summary of the status of the Company’s nonvested stock options as of December 31, 2017 and changes during the year then ended was as follows:

	Options	Weighted-Average Grant Date Fair Value per Option
Nonvested at January 1, 2017	9,450	$6.59
Granted	—	—
Vested	(3,600)	7.80
Forfeited	(2,400)	5.48
Nonvested at December 31, 2017	3,450	$6.11

For the year ended December 31, 2017, 2016 and 2015 the Company received cash from the exercise of stock options of $98,000, $1.3 million and $736,000 respectively.

Restricted Stock Units

For the year ended December 31, 2017, 2016 and 2015, the Company issued restricted stock units with a grant-date fair value of $808,000, $0 and $0, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted. Restricted stock units vest pro-rata over the requisite service period, which is typically three to five years, and may contain certain performance-based conditions. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until they vest.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For The Year Ended December 31,
	2017	2016	2015
Compensation expense	$124	$—	$—
Income tax benefit	27	—	—
Fair value of grants vested	—	—	—

Restricted stock unit activity for the year ended December 31, 2017 was as follows:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2017	—	$—
Granted	18,762	43.05
Vested	—	—
Forfeited	(1,285)	43.11
Nonvested at December 31, 2017	17,477	$43.04	4.6	$736	$620

Restricted Stock Awards

For the year ended December 31, 2017, 2016 and 2015, the Company issued restricted stock awards with a grant-date fair value of $686,000, $925,000 and $1.0 million, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted. Restricted stock awards vest pro-rata over the requisite service period, which is typically three to five years, with the exception of awards issued to Company directors that typically vest immediately, and may contain certain performance-based conditions. Nonvested restricted stock awards participate in dividends and recipients are entitled to vote these restricted shares during the vesting period.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock awards was as follows for the periods indicated:

	For The Year Ended December 31,
	2017	2016	2015
Compensation expense	$762	$703	$327
Income tax benefit	164	246	114
Fair value of grants vested	702	603	341

Restricted stock award activity for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2017	47,518	$28.16
Granted	16,185	42.39
Vested	(22,553)	31.14
Forfeited	(4,825)	28.93
Nonvested at December 31, 2017	36,325	$32.56	2.2	$1,530	$787

MSPP

For the year ended December 31, 2017, 2016 and 2015, the Company issued MSPP awards with a grant-date fair value of $111,000, $128,000 and $108,000, respectively, to certain employees. The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount of one-third of the fair market value of the stock on the date of grant and cliff vests two years after the grant date. Should an employee forfeit his or her nonvested MSPP awards, the Company will return the lesser of the strike price paid by the employee or the fair value of the nonvested awards as of the date forfeited. Restricted stock issued under the MSPP to certain employees participate in dividends and are entitled to vote these restricted shares during the vesting period.

Compensation expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For The Year Ended December 31,
	2017	2016	2015
Compensation expense	$97	$102	$66
Income tax benefit	21	36	23
Fair value of grants vested	91	57	92

MSPP award activity for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2017	26,699	$7.85
Granted	8,088	13.73
Vested	(11,777)	7.73
Forfeited	(2,791)	11.49
Nonvested at December 31, 2017	20,219	$9.77	1.0	$431	$54

For the year ended December 31, 2017, 2016 and 2015 the Company received cash from the issuance of restricted shares under the MSPP of $180,000, $241,000 and $220,000 respectively. At December 31, 2017 and 2016, $421,000 and $454,000 of the MSPP cash received was included in accrued interest and other liabilities in the consolidated statements of condition.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards are based upon either: (i) the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors; or (ii) 50% weighted on the attainment of certain performance targets on specific performance measures selected by the Compensation Committee and approved by the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if specific performance measures, as defined under the LTIP, are achieved. Failure to achieve the specific performance measures will result in all or a portion of the shares being forfeited. The service-based share units granted vest annually pro-rata over the three year period. For the year ended December 31, 2017, 2016 and 2015, the Company issued restricted stock awards as part of the LTIP to certain executives with a grant-date fair value of $697,000, $502,000 and $0, respectively. For the year ended December 31, 2017, 2016 and 2015, the Company issued performance-based stock awards with a grant-date fair value of $697,000, $502,000 and $963,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense recognized for the LTIP's restricted stock awards was presented within "—Restricted Stock Awards" above. Compensation expense for the LTIP's performance-based awards was presented in the following table:

	For The Year Ended December 31,
	2017	2016	2015
Compensation expense(1)	$370	$1,080	$330
Related income tax benefit	80	378	116
Fair value of grants vested	843	725	412

LTIP restricted stock award activity for the year ended December 31, 207 was presented within "—Restricted Stock Awards" above. LTIP performance-based award activity for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2017	52,737	$27.01
Granted	16,830	41.39
Vested	(32,323)	26.09
Forfeited	(5,621)	26.97
Nonvested at December 31, 2017	31,623	$35.60	1.7	$1,332	$291
DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. Vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. Subsequent to December 31, 2017, the DCRP was amended providing the ability to tailor vesting terms for new participants. Upon retirement or termination of employment, the participant will receive shares of common stock equal to the Deferred Stock Awards in the account multiplied by the vested percentage, reduced by the amount to be withheld for income taxes; unvested awards will be forfeited. For the year ended December 31, 2017, 2016 and 2015, the Company issued DCRP awards with a grant-date fair value of $118,000, $111,000 and $93,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense recognized in connection with the DCRP was presented in the following table:

	For The Year Ended December 31,
	2017	2016	2015
Compensation expense	$97	$81	$62
Related income tax benefit	21	28	22
Fair value of grants vested	90	75	59

DCRP award activity for the year ended December 31, 2017 was as follows:

	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2017	14,244	$23.65
Granted	2,772	42.66
Vested	(2,776)	32.50
Forfeited	(4,192)	25.88
Nonvested at December 31, 2017	10,048	$25.52	9.2	$423	$229

16. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k)/profit sharing plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company, at its discretion, may make additional matching and profit sharing contributions. For the year ended December 31, 2017, 2016 and 2015, these additional contributions totaled 3% of employee eligible compensation. For the year ended December 31, 2017, 2016 and 2015, expenses under the 401(k)/profit sharing plan were $2.3 million, $2.2 million, and $1.5 million, respectively. The increase in expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to an increase in employee eligible compensation, while the expense increase for the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by the SBM acquisition in the fourth quarter of 2015.

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

The following table summarizes changes in the benefit obligation and plan assets for (i) SERP and (ii) the other postretirement benefit plan as of December 31, 2017 and 2016:

	SERP		Other Postretirement Benefits
	2017	2016	2017	2016
Benefit obligations:
Beginning of year	$11,523	$11,052	$3,635	$3,447
Service cost	335	308	53	59
Interest cost	452	432	144	151
Actuarial loss	1,955	219	110	143
Benefits paid	(475)	(488)	(151)	(165)
End of year	13,790	11,523	3,791	3,635
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	475	488	151	165
Benefits paid	(475)	(488)	(151)	(165)
End of year	—	—	—	—
Unfunded status at end of year(1)	$13,790	$11,523	$3,791	$3,635
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$3,504	$1,791	$654	$495
Prior service credit	—	—	(170)	(156)
Total	$3,504	$1,791	$484	$339

(1)	Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2017 and 2016 was $12.3 million and $10.7 million, respectively.

For the year ending December 31, 2018, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $561,000. All prior service costs have been fully amortized.

For the year ending December 31, 2018, the estimated actuarial loss and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $53,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows:

	SERP			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost:
Service cost	$335	$308	$307	$53	$59	$62
Interest cost	452	432	424	144	151	117
Recognized net actuarial loss	246	220	218	41	30	24
Amortization of prior service cost (credit)	—	7	19	(24)	(22)	(22)
Net periodic benefit cost	1,033	967	968	214	218	181
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss arising during period	1,955	219	(32)	110	143	92
Reclassifications to net period benefit cost:
Amortization of net unrecognized actuarial loss	(246)	(220)	(218)	(41)	(30)	(24)
Amortization of prior service (cost) credit	—	(7)	(19)	24	22	22
Total recognized in OCI, before taxes	1,709	(8)	(269)	93	135	90
Total recognized in net periodic benefit cost and OCI, before taxes	$2,742	$959	$699	$307	$353	$271

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.60%	4.00%	4.00%	3.55%	4.00%	4.50%
Discount rate for net periodic benefit cost	4.00%	4.00%	4.00%	4.00%	4.50%	4.00%
Rate of compensation increase for benefit obligation	5.00%	4.00%	4.00%	—	—	—
Rate of compensation increase for net periodic benefit cost	5.00%	4.00%	4.00%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	6.50%	7.00%	7.00%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2017. The postretirement plan has a built-in cap on annual benefits to participants and, thus, the accumulated postretirement benefit obligation and the assumed health care cost trend are relatively stable each period.

For the year ending December 31, 2018, the expected contribution is $473,000 for the SERP and $156,000 for the other postretirement benefits plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2018	473	156
2019	477	168
2020	486	173
2021	536	175
2022	566	187
2023-2027	2,246	1,061

17. Other Non-Interest Income and Expenses

Detail of other income included in the consolidated statements of income is as follows:

	For The Year Ended December 31,
Other income	2017	2016	2015
Customer loan swap fee income(1)	$1,574	$2,104	$1,514
Other income	1,545	4,830	2,363
Total	$3,119	$6,934	$3,877

(1)	Fee income recognized upon completion of customer loan swaps. Refer to Note 18 for further discussion.

Detail of other expenses included in the consolidated statements of income is as follows:

	For The Year Ended December 31,
Other expenses	2017	2016	2015
Donations and marketing	$1,852	$1,660	$1,841
Employee-related costs(1)	1,710	1,616	1,437
Postage, freight, and courier	1,655	1,754	1,430
Other expenses	5,731	5,657	4,502
Total	$10,948	$10,687	$9,210

(1)	Employee-related costs include hiring, training, education, meeting and business travel costs.

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

As of December 31, 2017 and 2016, the Company did not have any material loss contingencies that were provided for and/or disclosure was necessary.

Financial Instruments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2017	2016
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$477,401	$454,225
Commercial and commercial real estate	49,482	83,103
Residential	41,368	17,795
Letters of credit	2,848	2,580
Other commitments	523	432
Derivative Financial Instruments:
Customer loan swaps	$703,336	$532,526
FHLBB advance interest rate swaps	50,000	50,000
Junior subordinated debt interest rate swaps	43,000	43,000
Fixed-rate mortgage interest rate lock commitments	21,746	15,249
Forward delivery commitments	8,065	15,125

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

Derivative Financial Instruments

The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of Company's normal mortgage origination process, it provides the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, the Company is subject to the risk of interest rate change. In an effort to mitigate such risk the Company may enter into forward delivery sales commitments, typically on a best-efforts basis, with certain approved investors. The Company accounts for its interest rate lock commitments on loans within the normal origination process for which it intends to sell as a derivative instrument. Furthermore, the Company records a derivative for its best-effort forward delivery commitments upon origination of a loan identified as held for sale. Should the Company enter into a forward delivery commitment on a mandatory delivery arrangement with an investor it accounts for the forward delivery commitment upon execution of the contract.

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies and has been designated as a hedge for accounting purposes, and further, by the type of hedging relationship.

The Company has designated its interest rate swaps on its junior subordinated debentures and its interest rate swaps on forecasted 30-day FHLBB borrowings as cash flow hedges. The change in the fair value of the Company's cash flow hedges is accounted for within OCI, net of tax. Quarterly, in conjunction with financial reporting, the Company assesses each cash flow hedge for ineffectiveness. To the extent ineffectiveness is identified, this amount is recorded within the consolidated statements of income. Furthermore, the Company will reclassify the gain or loss on the effective portion of the cash flow hedge from OCI into interest expense within the consolidated statements of income in the period the hedged transaction affects earnings.

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

The following table presents the total positions, notional and fair value of the Bank's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		December 31,
		2017			2016
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	42	$226,884	$(5,036)	50	$266,263	$(1,945)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	23	124,784	1,799	—	—	—
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	65	351,668	3,237	50	266,263	1,945
Total		130	$703,336	$—	100	$532,526	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two one-year forward-starting interest rate swap arrangements with a counterparty on two tranches of 30-day FHLBB advances with a total notional amount of $50.0 million. Each derivative arrangement commenced on February 25, 2016, with one contract that matured on February 25, 2018 and the other set to mature on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the year ended December 31, 2017, 2016 and 2015, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. The collateral posted by the Company (or counterparty) is not readily available and is presented within cash and due from banks on the consolidated statements of condition. At December 31, 2017, the Bank did not hold any cash at a correspondent bank as collateral on its FHLBB advance interest rate swap and customer loan swap contracts.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					December 31,
					2017	2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(2)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$20	$(152)
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	1	(237)
$50,000					$21	$(389)

(1)	Presented within other assets on the consolidated statements of condition.

(2)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

Net payments to the counterparty for the year ended December 31, 2017 and 2016 were $288,000 and $490,000, respectively, and have been classified as cash flows from operating activities in the consolidated statements of cash flows.

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At December 31, 2017, the Company had $8.1 million of cash posted as collateral to the counterparty. The collateral posted by the Company was not readily available and has been presented within cash and due from banks on the consolidated statements of condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					December 31,
					2017	2016
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$(527)	$(806)
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	(2,133)	(2,321)
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	(2,129)	(2,290)
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	(1,137)	(1,211)
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	(1,645)	(1,744)
$43,000					$(7,571)	$(8,372)
(1) Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the year ended December 31, 2017, 2016 and 2015, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the year ended December 31, 2017, 2016 and 2015 were $1.3 million, $1.5 million and $1.7 million, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

Fixed-Rate Mortgage Interest Rate Locks Commitments:
As part of the origination process of a residential loan, the Company may enter into a rate lock agreement with its borrower, which is considered a fixed-rate mortgage interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. Our pipeline of mortgage loans with fixed-rate interest rate lock commitments were as follows for the periods indicated:

		December 31,
		2017		2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$19,886	$307	$12,310	$202
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	1,860	(22)	2,939	(15)
Total		$21,746	$285	$15,249	$187

For the year ended December 31, 2017, 2016 and 2015, the net unrealized gain from the change in fair value on the Company's mortgage interest rate locks reported within mortgage banking income, net, on the consolidated statements of income were $98,000, $48,000, and $139,000, respectively.

Forward Delivery Commitments:
The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a best effort or mandatory delivery basis. The Company's normal practice has been to enter into these arrangements on a best effort basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative (but does not designate as a hedge) upon origination of a loan for which it intends to sell. The Company's forward delivery commitments on loans held for sale was as follows for the periods indicated:

		December 31,
		2017		2016
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best-effort")	Other assets	$6,692	$158	$14,250	$587
Forward delivery commitments ("best-effort")	Accrued interest and other liabilities	1,373	(16)	875	(309)
Total		$8,065	$142	$15,125	$278

For the year ended December 31, 2017, 2016 and 2015, the net unrealized (loss) gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $(136,000), $278,000, and $0, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Year Ended December 31,
	2017	2016	2015
Derivatives designated as cash flow hedges
Effective portion of unrealized losses recognized within AOCI during the period, net of tax	$(248)	$(637)	$(1,533)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$1,592	$2,026	$1,695

(1)	Reclassified into the consolidated statements of income within interest expense.

The Company expects approximately $936,000 (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2017.

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

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2017
Financial assets:
Loans held for sale	$8,103	$—	$8,103	$—
AFS securities:
Obligations of states and political subdivisions	7,335	—	7,335	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	503,302	—	503,302	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	272,799	—	272,799	—
Subordinated corporate bonds	5,657	—	5,657	—
Equity securities	806	—	806	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	307	—	307	—
Forward delivery commitments	158	—	158	—
FHLBB advance interest rate swaps	21	—	21	—
Financial liabilities:
Junior subordinated debt interest rate swaps	7,571	—	7,571	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	22	—	22	—
Forward delivery commitments	16	—	16	—
December 31, 2016
Financial assets:
Loans held for sale	$14,836	$—	$14,836	$—
AFS securities:
Obligations of states and political subdivisions	9,001	—	9,001	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	480,622	—	480,622	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	283,890	—	283,890	—
Subordinated corporate bonds	5,613	—	5,613	—
Equity securities	741	—	741	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate mortgage interest rate lock commitments	202	—	202	—
Forward delivery commitments	587	—	587	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	—	389	—
Customer loan swaps	1,945	—	1,945	—
Fixed-rate mortgage interest rate lock commitments	15	—	15	—
Forward delivery commitments	309	—	309	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2017. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Effective January 1, 2017 the Company's policy is to individually evaluate for impairment loans with a principal balance greater than $500,000 or more and are classified as substandard or doubtful and are on non-accrual status. Prior to January 1, 2017, the Company's policy was to individually evaluate for impairment loans with a principal balance greater than $250,000 or more and was classified as substandard or doubtful and was on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing net realizable value, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, which are loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and as such, the Company has classified within Level 3 of the fair value hierarchy.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There were no indications or triggering events for the year ended December 31, 2017 or 2016 for which management believed that it was more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value than an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no indications or triggering events for the year ended December 31, 2017 or 2016 for which management believes that the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of December 31, 2017 and 2016:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2017
Financial assets:
Collateral-dependent impaired loans	$3,696	$—	$—	$3,696
Servicing assets(1)	—	—	—	—
Non-financial assets:
OREO	130	—	—	130
December 31, 2016
Financial assets:
Collateral-dependent impaired loans	$500	$—	$—	$500
Servicing assets(1)	1,090	—	—	1,090
Non-financial assets:
OREO	922	—	—	922

(1)	Represents mortgage serving assets deemed to be impaired and a valuation allowance was established to carry at fair value at December 31, 2017 and 2016.

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
December 31, 2017
Collateral-dependent impaired loans:
Partially charged-off	$86	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(18%)
			Estimated selling costs	0 - 10%	(6%)
Specifically reserved	3,610	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling costs	10%	(10%)
December 31, 2016
Collateral-dependent impaired loans:
Partially charged-off	$166	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	0 - 10%	(5%)
Specifically reserved	334	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(13%)
			Estimated selling costs	10%	(10%)
OREO	922	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 73%	(7%)
			Estimated selling costs	10%	(10%)

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

Subordinated Debentures: The fair values of are based on quoted prices from similar instruments in inactive markets.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2017:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$102,971	$102,971	$102,971	$—	$—
AFS securities	789,899	789,899	—	789,899	—
HTM securities	94,073	94,913	—	94,913	—
Loans held for sale	8,103	8,103	—	8,103	—
Residential real estate loans(1)	853,283	853,056	—	—	853,056
Commercial real estate loans(1)	1,152,160	1,115,618	—	—	1,115,618
Commercial loans(1)(2)	413,898	401,902	—	—	401,902
Home equity loans(1)	321,011	318,230	—	—	318,230
Consumer loans(1)	17,916	17,335	—	—	17,335
Servicing assets	1,025	1,766	—	1,766	—
Interest receivable	9,595	9,595	—	9,595	—
Customer loan swaps	5,036	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	307	307	—	307	—
Forward delivery commitments	158	158	—	158	—
FHLBB advance interest rate swaps	21	21	—	21	—
Financial liabilities:
Deposits	$3,000,491	$2,995,269	$—	$2,995,269	$—
Short-term borrowings	541,867	541,683	—	541,683	—
Long-term borrowings	10,720	10,699	—	10,699	—
Subordinated debentures	58,911	44,333	—	44,333	—
Interest payable	564	564	—	564	—
Junior subordinated debt interest rate swaps	7,571	7,571	—	7,571	—
Customer loan swaps	5,036	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	22	22	—	22	—
Forward delivery commitments	16	16	—	16	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

The following table presents the carrying amounts and estimated fair value for financial instrument assets and liabilities at December 31, 2016:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
Financial assets:
Cash and due from banks	$87,707	$87,707	$87,707	$—	$—
AFS securities	779,867	779,867	—	779,867	—
HTM securities	94,609	94,596	—	94,596	—
Loans held for sale	14,836	14,836	—	14,836	—
Residential real estate loans(1)	798,334	800,122	—	—	800,122
Commercial real estate loans(1)	1,038,626	1,006,249	—	—	1,006,249
Commercial loans(1)(2)	389,624	391,493	—	—	391,493
Home equity loans(1)	327,713	327,292	—	—	327,292
Consumer loans(1)	17,151	16,845	—	—	16,845
Servicing assets	1,210	1,701	—	1,701	—
Interest receivable	8,654	8,654	—	8,654	—
Customer loan swaps	1,945	1,945	—	1,945	—
Fixed-rate mortgage interest rate lock commitments	202	202	—	202	—
Forward delivery commitments	587	587	—	587	—
Financial liabilities:
Deposits	$2,828,529	$2,826,484	$—	$2,826,484	$—
Short-term borrowings	530,129	530,435	—	530,435	—
Long-term borrowings	10,791	10,836	—	10,836	—
Subordinated debentures	58,755	41,660	—	41,660	—
Interest payable	534	534	—	534	—
Junior subordinated debt interest rate swaps	8,372	8,372	—	8,372	—
FHLBB advance interest rate swaps	389	389	—	389	—
Customer loan swaps	1,945	1,945	—	1,945	—
Fixed-rate mortgage interest rate lock commitments	15	15	—	15	—
Forward delivery commitments	309	309	—	309	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

20. Parent Company Financial Statements

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
	2017	2016
ASSETS
Cash	$29,365	$29,905
Investment in subsidiary	444,235	429,100
Receivable from subsidiary	107	107
Other assets	14,806	12,420
Total assets	$488,513	$471,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$58,911	$58,755
Due to subsidiary	17	37
Other liabilities	26,172	21,193
Shareholders’ equity	403,413	391,547
Total liabilities and shareholders’ equity	$488,513	$471,532

STATEMENTS OF INCOME

	For The Year Ended December 31,
	2017	2016	2015
Operating Income
Dividend income from subsidiary	$16,800	$16,000	$39,200
Other income (loss)	145	239	(18)
Total operating income	16,945	16,239	39,182
Operating Expenses
Interest on borrowings	3,408	3,415	2,734
Fees to Bank	160	160	160
Other operating expenses	592	748	469
Total operating expenses	4,160	4,323	3,363
Income before equity in undistributed earnings of subsidiaries and income taxes	12,785	11,916	35,819
Equity in undistributed income (losses) of subsidiaries	17,405	26,773	(15,999)
Income before income taxes	30,190	38,689	19,820
Income tax (expense) benefit	(1,714)	1,378	1,132
Net Income	$28,476	$40,067	$20,952

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$28,476	$40,067	$20,952
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) losses of subsidiaries	(17,405)	(26,655)	4,573
Gain on sale of investment securities	(32)	(4)	—
(Increase) decrease in receivable from subsidiaries	—	1,819	(1,901)
(Increase) decrease in other assets	(1,930)	1,213	(2,175)
Increase (decrease) in due to subsidiaries	(20)	(1,179)	1,216
Increase (decrease) in other liabilities	3,721	(2,519)	320
Net cash provided by operating activities	12,810	12,742	22,985
Investing Activities
Acquisition of SBM, net of cash acquired	—	—	(25,319)
Proceeds from sale of investment securities	110	84	—
Net cash provided by (used in) investing activities	110	84	(25,319)
Financing Activities
Issuance of subordinated debt, net of issuance costs	—	—	14,464
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings and tax benefit	(606)	894	753
Capital contribution from subsidiaries	1,469	1,997	836
Equity issuance costs	—	—	(612)
Cash dividends paid on common stock and cash in-lieu paid for fractional shares due to stock split	(14,323)	(12,393)	(9,785)
Net cash provided by (used in) financing activities	(13,460)	(9,502)	5,656
Net (decrease) increase in cash	(540)	3,324	3,322
Cash at beginning of year	29,905	26,581	23,259
Cash at end of year	$29,365	$29,905	$26,581

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for the year ended:

	December 31,
	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$32,414	$33,940	$34,710	$35,040	$31,981	$32,775	$32,594	$32,276
Interest expense	4,559	5,314	5,550	5,381	4,029	4,271	4,222	4,032
Net interest income	27,855	28,626	29,160	29,659	27,952	28,504	28,372	28,244
Provision for credit losses	579	1,401	817	238	872	2,852	1,279	255
Non-interest income	8,572	9,888	10,299	9,840	7,917	10,552	11,001	10,151
Non-interest expense	21,428	22,158	21,825	23,099	22,909	22,330	22,149	22,508
Income before income taxes	14,420	14,955	16,817	16,162	12,088	13,874	15,945	15,632
Income tax expense	4,344	4,721	5,478	19,335	3,442	4,258	5,042	4,730
Net income (loss)	$10,076	$10,234	$11,339	$(3,173)	$8,646	$9,616	$10,903	$10,902
Per common share:
Basic	$0.65	$0.66	$0.72	$(0.20)	$0.56	$0.62	$0.70	$0.70
Diluted	$0.64	$0.66	$0.72	$(0.20)	$0.56	$0.62	$0.70	$0.70

(1)
In the fourth quarter of 2017, the Company recognized $14.3 million of additional income tax expense upon the revaluation of its deferred tax assets and liabilities upon enactment of the Tax Act on December 22, 2017, which lowered the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018. The impact to fourth quarter 2017 basic and diluted EPS was $0.91 per share.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ RSM US LLP

New York, New York
March 9, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York
March 9, 2018

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2017. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2017 was included within Item 1. Business — Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on April 24, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on April 24, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	173,300	$6.36	960,473
Equity compensation plans not approved by shareholders	—	—	—
Total	173,300	$6.36	960,473

(1)
Represents the 1.2 million shares available under the 2012 Equity and Incentive Plan less awards granted plus shares added back due to the forfeiture, cancellation or reacquisition by the Company for the settlement of an award to cover the exercise price or tax withholding under the current and previous plans.

Refer to Note 1, Business and Summary of Significant Accounting Policies, and Note 15, Stock-Based Compensation Plans, within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on April 24, 2018.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on April 24, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on April 24, 2018.

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

3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amendment to the Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on April 26, 2017).
3.3	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K/A filed with the Commission on December 23, 2016).
10.1+	Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
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

10.11*+	Camden National Corporation Defined Contribution Retirement Plan.
10.12+
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Camden National Corporation and certain executives (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

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

10.23+
Camden National Corporation 2015-2017 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.27 to the Company's Form 8-K filed with the Commission on July 6, 2015).

10.24+
Camden National Corporation 2016-2018 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 29, 2016).

10.25+	Amended and Restated 2017-2019 Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 28, 2017).

Exhibit No.	Definition
11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 14 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2018	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 9, 2018
Gregory A. Dufour
/s/ Deborah A. Jordan	Chief Operating Officer, Chief Financial Officer, and Principal Financial and Accounting Officer	March 9, 2018
Deborah A. Jordan
/s/ Lawrence J. Sterrs	Chair and Director	March 9, 2018
Lawrence J. Sterrs
/s/ Ann W. Bresnahan	Director	March 9, 2018
Ann W. Bresnahan
/s/ Craig N. Denekas	Director	March 9, 2018
Craig N. Denekas
/s/ David C. Flanagan	Director	March 9, 2018
David C. Flanagan
/s/ S. Catherine Longley	Director	March 9, 2018
S. Catherine Longley
/s/ David J. Ott	Director	March 9, 2018
David J. Ott
/s/ James H. Page	Director	March 9, 2018
James H. Page
/s/ Carl J. Soderberg	Director	March 9, 2018
Carl J. Soderberg