Form 10-Q
period 2018-03-31
CAMDEN NATIONAL CORP
filed 2018-05-04
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Outstanding at April 27, 2018:  Common stock (no par value) 15,566,603 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$48,159	$44,057
Interest-bearing deposits in other banks	76,950	58,914
Total cash, cash equivalents and restricted cash	125,109	102,971
Investments:
Available-for-sale securities, at fair value	796,687	789,899
Held-to-maturity securities, at amortized cost (fair value of $91.9 million and $94.9 million, respectively)	93,192	94,073
Other investments	23,774	23,670
Total investments	913,653	907,642
Loans held for sale, at fair value	9,548	8,103
Loans	2,789,148	2,782,439
Less: allowance for loan losses	(22,990)	(24,171)
Net loans	2,766,158	2,758,268
Goodwill	94,697	94,697
Other intangible assets	4,774	4,955
Bank-owned life insurance	88,097	87,489
Premises and equipment, net	41,545	41,891
Deferred tax assets	23,181	22,776
Other assets	46,423	36,606
Total assets	$4,113,185	$4,065,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$463,496	$478,643
Interest checking	840,054	855,570
Savings and money market	1,005,329	985,508
Certificates of deposit	471,155	475,010
Brokered deposits	245,546	205,760
Total deposits	3,025,580	3,000,491
Short-term borrowings	552,624	541,796
Long-term borrowings	10,773	10,791
Subordinated debentures	58,950	58,911
Accrued interest and other liabilities	61,203	49,996
Total liabilities	3,709,130	3,661,985
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,565,868 and 15,524,704 on March 31, 2018 and December 31, 2017, respectively	156,860	156,904
Retained earnings	275,841	266,723
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax	(20,227)	(10,300)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(4,547)	(5,926)
Net unrecognized losses on postretirement plans, net of tax	(3,872)	(3,988)
Total accumulated other comprehensive loss	(28,646)	(20,214)
Total shareholders’ equity	404,055	403,413
Total liabilities and shareholders’ equity	$4,113,185	$4,065,398
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2018	2017
Interest Income
Interest and fees on loans	$29,834	$27,062
Interest on U.S. government and sponsored enterprise obligations (taxable)	4,225	4,256
Interest on state and political subdivision obligations (nontaxable)	672	702
Interest on deposits in other banks and other investments	547	394
Total interest income	35,278	32,414
Interest Expense
Interest on deposits	3,749	2,554
Interest on borrowings	1,780	1,161
Interest on subordinated debentures	847	844
Total interest expense	6,376	4,559
Net interest income	28,902	27,855
(Credit) provision for credit losses	(497)	579
Net interest income after (credit) provision for credit losses	29,399	27,276
Non-Interest Income
Debit card income	1,929	1,834
Service charges on deposit accounts	1,836	1,823
Mortgage banking income, net	1,391	1,553
Income from fiduciary services	1,283	1,247
Brokerage and insurance commissions	650	453
Bank-owned life insurance	608	577
Other service charges and fees	462	468
Other income	645	617
Total non-interest income	8,804	8,572
Non-Interest Expense
Salaries and employee benefits	12,562	11,933
Furniture, equipment and data processing	2,586	2,325
Net occupancy costs	1,873	1,946
Consulting and professional fees	804	845
Debit card expense	730	660
Regulatory assessments	499	545
Amortization of intangible assets	181	472
Other real estate owned and collection costs (recoveries), net	75	(44)
Other expenses	2,994	2,746
Total non-interest expense	22,304	21,428
Income before income tax expense	15,899	14,420
Income tax expense	3,079	4,344
Net Income	$12,820	$10,076
Per Share Data
Basic earnings per share	$0.82	$0.65
Diluted earnings per share	$0.82	$0.64
Weighted average number of common shares outstanding	15,541,975	15,488,848
Diluted weighted average number of common shares outstanding	15,603,380	15,568,639
Cash dividends declared per share	$0.25	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Net Income	$12,820	$10,076
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities, net of tax of $2,666 and $247, respectively	(9,729)	(458)
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of ($355) and ($48) respectively	1,328	90
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($13) and ($159), respectively(1)	51	296
Net change in unrealized losses on cash flow hedging derivatives, net of tax	1,379	386
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($31) and ($23), respectively(2)	116	43
Other comprehensive loss	(8,234)	(29)
Comprehensive Income	$4,586	$10,047

(1)	Reclassified into the consolidated statements of income within interest on borrowings and subordinated debentures.

(2)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Net income	—	—	10,076	—	10,076
Other comprehensive income, net of tax	—	—	—	(29)	(29)
Stock-based compensation expense	—	366	—	—	366
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	31,646	(552)	—	—	(552)
Cash dividends declared ($0.23 per share)	—	—	(3,581)	—	(3,581)
Balance at March 31, 2017	15,508,025	$155,855	$255,910	$(13,938)	$397,827

Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413
Cumulative-effect adjustment (Note 2)	—	—	198	(198)	—
Net income	—	—	12,820	—	12,820
Other comprehensive income, net of tax	—	—	—	(8,234)	(8,234)
Stock-based compensation expense	—	431	—	—	431
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	41,164	(475)	—	—	(475)
Cash dividends declared ($0.25 per share)	—	—	(3,900)	—	(3,900)
Balance at March 31, 2018	15,565,868	$156,860	$275,841	$(28,646)	$404,055

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating Activities
Net Income	$12,820	$10,076
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for credit losses	(497)	579
Depreciation and amortization expense	940	916
Purchase accounting accretion, net	(514)	(748)
Investment securities amortization and accretion, net	763	786
Stock-based compensation expense	431	366
Amortization of intangible assets	181	472
Net increase in other real estate owned valuation allowance and gain on disposition	—	(27)
Originations of mortgage loans held for sale	(46,641)	(33,629)
Proceeds from the sale of mortgage loans	46,426	44,320
Gain on sale of mortgage loans, net of origination costs	(1,220)	(1,280)
(Increase) decrease in other assets	(2,850)	3,283
Increase (decrease) in other liabilities	7,218	(20)
Net cash provided by operating activities	17,057	25,094
Investing Activities
Proceeds from maturities of held-to-maturity securities	750	—
Proceeds from the sale and maturity of available-for-sale securities	29,531	32,557
Purchase of available-for-sale securities	(50,152)	(77,286)
Net increase in loans	(7,008)	(50,049)
Purchase of Federal Home Loan Bank stock	(2,815)	(2,143)
Proceeds from sale of Federal Home Loan Bank stock	3,472	—
Proceeds from the sale of other real estate owned	—	329
Recoveries of previously charged-off loans	122	183
Proceeds from the liquidation of equity investment	205	—
Purchase of premises and equipment	(595)	(264)
Proceeds from the sale of premises and equipment	—	137
Net cash used by investing activities	(26,490)	(96,536)
Financing Activities
Net increase in deposits	25,126	108,736
Net proceeds from (repayments of ) borrowings less than 90 days	10,816	(37,779)
Repayments of wholesale repurchase agreements	—	(5,000)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(475)	(552)
Cash dividends paid on common stock	(3,896)	(3,575)
Net cash provided by financing activities	31,571	61,830
Net increase (decrease) in cash, cash equivalents and restricted cash	22,138	(9,612)
Cash, cash equivalents, and restricted cash at beginning of period	102,971	87,707
Cash, cash equivalents and restricted cash at end of period	$125,109	$78,095
Supplemental information
Interest paid	$6,384	$4,549
Income taxes paid	69	57

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of March 31, 2018 and December 31, 2017, the consolidated statements of income for the three months ended March 31, 2018 and 2017, the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2018 and 2017, and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three months ended March 31, 2018 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2017 Annual Report on Form 10-K.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

The Company adopted the following new accounting standards in the first quarter of 2018 and such standards have been accounted for and presented within the accompanying consolidated financial statements for the three months ended March 31, 2018 as follows:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"): In May 2014, the FASB issued ASU 2014-09 followed by the issuance of ASU 2015-14 in August 2015, to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified-retrospective transition method. As part of its assessment, the Company concluded that the following material revenue streams were within the scope of ASU 2014-09: (i) service charges on deposit accounts; (ii) debit card interchange income; (iii) income from fiduciary services and (iv) investment program income. Through the Company's assessment, it was determined that there will be no cumulative-effect adjustment to beginning shareholders' equity under the modified-retrospective transition method within the consolidated financial statements as there was no change in revenue recognition upon adoption of ASU 2014-09.

The details of the revenue streams within the scope of ASU 2014-09 are as follows:

•
Service charges on deposit accounts: Deposit-related fees, include, but are not limited to, overdraft income, service charge income, and other fees generated by the depositor relationship with the Bank. For each depositor relationship, an agreement and related disclosures outline the terms of the contract between the depositor and the Bank, including the assessment of fees and fee structure for its various products. The contract is day-to-day and can be closed by the customer or the Bank at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

The Company presents its revenues earned on service charges on deposit accounts within (i) service charges on deposit accounts and (ii) other service charges and fees on the consolidated statements of income.

•
Debit card interchange income: The Bank has separate contracts with intermediaries and earns interchange revenue and incurs related expenses on debit card transactions of its deposit customers. Income earned and expenses incurred by the Bank are dependent on its depositors' debit card usage, including depositor spend, transaction type and merchant. The rates earned are determined by the intermediaries. The Company determined that while the contract for which revenues are directly earned is with the intermediary rather than the depositor, that the underlying contract with each depositor is required for the generation of debit card interchange income and it is the depositors' debit card usage that drives the revenues earned and related expenses incurred. The contract with the depositor is day-to-day and can be closed by the customer or the Bank at any time. As such, the Company recognized revenue at the time of the transaction as the performance obligation has been met.

The Company's debit card interchange revenue and related expenses are presented on a gross basis in accordance with ASU 2014-09 as clarified by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("ASU 2016-08"), as it has control of the specified service prior to transfer to the depositor through the extension of credit.

The Bank pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. As the consideration paid to its depositors is not for any separate or distinct service these costs are accounted for and presented as a reduction of debit card income upon adoption for periods beginning on January 1, 2018. The Company did not revise prior period presentation on its consolidated statements of income as the modified-retrospective transition method was used.

The Company presents its revenues earned on debit card income within debit card income and related expenses on debit card transactions within debit card expense on the consolidated statements of income.

•
Fiduciary services income: The Company, through the Bank's wealth management and trust services department, doing business as Camden National Wealth Management, earns fees for its investment management and related services for its clients. Fees earned for its services are largely dependent on assets under management as of the last day of the month and do not contain performance clauses. Should the contract be terminated by either party, fees for services are earned up to the effective date of contract termination. As such, fiduciary services income is earned and recognized daily.

The Company presents its revenues earned on fiduciary services within income from fiduciary services on the consolidated statements of income.

•
Investment program income: Under an investment program offered by the Bank, doing business as Camden Financial Consultant (“Program”), its clients are provided access to brokerage, advisory and insurance products offered through an unaffiliated third party, LPL Financial LLC[1] ("LPL Financial"). Certain Bank employees are registered securities representatives and/or registered investment advisor representatives of LPL Financial who operate in such capacity under Camden Financial Consultants to provide clients with brokerage, investment advisory and insurance related services. The Bank receives a portion of the commissions and fees received by LPL Financial from the sale of investment products and investment advisory services in accordance with the terms of the contract between the two parties.

The revenues earned by the Bank are net of administrative expenses and the portion retained by LPL Financial. The Bank does not have control of the specified services provided to its clients under the Program by LPL Financial. Revenues earned from Program-related services are presented on the consolidated statements of income on a net basis in accordance with ASU 2014-09 as clarified by ASU 2016-08.

The Company presents its revenues earned from Program-related services within brokerage and insurance commissions on the consolidated statements of income.

ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"): In January 2016, the FASB issued ASU 2016-01 to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. Effective January 1, 2018, the Company adopted ASU 2016-01 and applied the provisions of the standard within its consolidated financial statements for the three months ended March 31, 2018, which included:

•
The Company's equity investments are no longer designated and accounted for as AFS securities, with the change in fair value recognized within AOCI, net of tax. Instead, the change in fair value of equity investments with a readily determinable fair value are to be recognized within net income. For the three months ended March 31, 2018, the Company recognized an unrealized loss of $35,000 for the change in fair value of its equity investments within other income on the Company's consolidated statements of income. The recognition for the change in fair value within net income was applied prospectively, and the Company recorded a cumulative-effect adjustment as of January 1, 2018 for its equity investments to reclassify the unrealized gain, net of tax, of $198,000 previously recognized within AOCI to retained earnings.

•
The Company used the "exit price" notion when measuring the fair value of financial instruments for disclosure purposes only. The Company previously used the "entry price" notion for purposes of measuring its loans held for investment for disclosure purposes only. The change in valuation methodology has been applied prospectively as it does not have a material effect on the comparability of the disclosure.

•
The Company no longer discloses the method or significant assumptions used to estimate the fair value for its financial instruments measured at amortized cost on its consolidated statements of condition for which fair value is provided for disclosure purposes only.

______________________________________________________________________________________________________

1
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

ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"): In March 2017, the FASB issued ASU 2017-07 to improve the presentation of net periodic pension cost and net periodic postretirement by companies to disaggregate the service cost component from the other components of net benefit cost, as well as provide other guidance to improve consistency, transparency and usefulness. Prior to adoption, the Company presented all components of net periodic benefit costs within the salaries and employee benefits on the Company's consolidated statements of income. Upon adoption, the Company now presents the service cost component of net periodic benefit cost in the salaries and employee benefits line and all other components of net periodic cost within other expenses on its consolidated statements of income. The change in presentation has been applied retrospectively to prior periods represented on the Company's consolidated statements of income using the amounts previously disclosed within its prior year financial statements as a practical expedient.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"): In August 2016, the FASB issued ASU 2016-15 to address eight specific cash flow presentation matters within the statement of cash flows and reduce diversity of presentation across companies. Of the eight specific cash flow presentation matters addressed by the standard, it is noted that one matter addressed is of relevance to the Company based on its current and past operations: proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies. The standard states that cash proceeds received from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, should be classified as cash inflows from investing activities within statement of cash flows.

The Company adopted the standard for financial reporting periods beginning after December 15, 2017 and it has been applied within the accompanying consolidated statement of cash flows using a retrospective transition method.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"): In November 2017, the FASB issued ASU 2016-18 to reduce the diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, the statement of cash flows should consider the changes in amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the statements of cash flows.

The Company adopted the standard for financial reporting periods beginning after December 15, 2017 and it has been applied within the accompanying consolidated statement of cash flows using a retrospective transition method.

Accounting Standards Issued

The following are recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"): In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Current lease accounting does not require the inclusion of operating leases in the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early application is permitted. The Company will adopt under a modified-retrospective approach.

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

ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"): In March 2017, the FASB issued ASU 2017-08 to shorten the amortization period for certain callable debt securities purchased and carried at a premium, by requiring the premium to be amortized to the earliest call date of the debt security. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company will adopt on a modified retrospective basis with any necessary adjustments to retained earnings as a cumulative-effect adjustment. While the Company continues to assess the impact of ASU 2017-08, it does not expect the ASU will have a material impact to its financial statements upon adoption.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"): In August 2017, the FASB issued ASU 2017-12 to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and other simplifications. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections are to be applied to existing hedging relationships upon adoption. While the Company continues to assess the impact of ASU 2017-12, it does not believe it will have a material impact on the Company's consolidated financial statements upon adoption.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"): In June 2016, the FASB issued ASU 2016-13 to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, for public companies. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt the guidance under a modified-retrospective approach, whereby a cumulative-effect adjustment will be made to retained earnings upon adoption. The Company will use a prospective transition approach for debt securities for which an OTTI had been recognized before the effective date, as applicable.

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

Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"): In January 2017, the FASB issued ASU 2017-04 to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, in accordance with ASU 2017-04, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). ASU 2017-04 will be effective for the Company on January 1, 2020 and will be applied prospectively.

NOTE 3 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2018	2017
Net income	$12,820	$10,076
Dividends and undistributed earnings allocated to participating securities(1)	(40)	(45)
Net income available to common shareholders	$12,780	$10,031
Weighted-average common shares outstanding for basic EPS	15,541,975	15,488,848
Dilutive effect of stock-based awards(2)	61,405	79,791
Weighted-average common and potential common shares for diluted EPS	15,603,380	15,568,639
Earnings per common share(1):
Basic EPS	$0.82	$0.65
Diluted EPS	$0.82	$0.64
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

For the three months ended March 31, 2018 and 2017, there are no anti-dilutive stock based awards that have been excluded from the computation of potential common shares for purposes of calculating diluted EPS as the average market price of the Company's common stock is greater than the exercise prices.

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

NOTE 4 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$5,776	$55	$(4)	$5,827
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	517,823	490	(15,317)	502,996
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	293,371	6	(11,098)	282,279
Subordinated corporate bonds	5,485	119	(19)	5,585
Total AFS investments	$822,455	$670	$(26,438)	$796,687
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$93,192	$130	$(1,448)	$91,874
Total HTM investments	$93,192	$130	$(1,448)	$91,874
December 31, 2017
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$7,232	$103	$—	$7,335
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	510,176	597	(7,471)	503,302
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	279,575	14	(6,790)	272,799
Subordinated corporate bonds	5,484	173	—	5,657
Equity investments(1)	554	252	—	806
Total AFS investments	$803,021	$1,139	$(14,261)	$789,899
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$94,073	$1,077	$(237)	$94,913
Total HTM investments	$94,073	$1,077	$(237)	$94,913

(1)
As of December 31, 2017, equity investments were classified as AFS investments. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible to be classified as AFS upon adoption of ASU 2016-01. Refer to Note 2 for further details.

Net unrealized losses on AFS investments at March 31, 2018 included in AOCI amounted to $20.2 million, net of a deferred tax benefit of $5.5 million. Net unrealized losses on AFS investments at December 31, 2017 included in AOCI amounted to $10.3 million, net of a deferred tax benefit of $2.8 million.

For the three months ended March 31, 2018 and 2017, the Company purchased debt investments of $50.1 million and $77.3 million, respectively, all of which were designated as AFS debt investments.

Impaired AFS and HTM Investments:
Management periodically reviews the Company’s AFS and HTM investments to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, and recoverability of invested amount over a reasonable period of time, and the length of time the security is in a loss position, for example, are applied in determining OTTI. Once a decline in value is determined to be other-than-temporary, the cost basis of the security is permanently reduced and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position at March 31, 2018 and December 31, 2017, by length of time that an individual security in each category has been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
AFS Investments:
Obligations of states and political subdivisions	$1,516	$(4)	$—	$—	$1,516	$(4)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	236,851	(5,661)	233,957	(9,656)	470,808	(15,317)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	122,669	(2,308)	154,622	(8,790)	277,291	(11,098)
Subordinated corporate bonds	965	(19)	—	—	965	(19)
Total AFS investments	$362,001	$(7,992)	$388,579	$(18,446)	$750,580	$(26,438)
HTM Investments:
Obligations of states and political subdivisions	$62,815	$(958)	$10,225	$(490)	$73,040	$(1,448)
Total HTM investments	$62,815	$(958)	$10,225	$(490)	$73,040	$(1,448)
December 31, 2017
AFS Investments:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$221,466	$(2,393)	$233,971	$(5,078)	$455,437	$(7,471)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	102,612	(696)	164,389	(6,094)	267,001	(6,790)
Total AFS investments	$324,078	$(3,089)	$398,360	$(11,172)	$722,438	$(14,261)
HTM Investments:
Obligations of states and political subdivisions	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)
Total HTM investments	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)

At March 31, 2018 and December 31, 2017, the Company held 328 and 209 debt investments classified as AFS and HTM with a fair value of $823.6 million and $741.2 million that were in an unrealized loss position totaling $27.9 million and $14.5 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $388.6 million and $398.4 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $18.4 million and $11.2 million at March 31, 2018 and December 31, 2017, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on debt investments and is not indicative of an overall change in credit quality or other factors with the Company's AFS and HTM investment portfolio. At March 31, 2018 and December 31, 2017, gross unrealized losses on the Company's AFS and HTM investments were 3.0% and 2.0%, respectively, of its respective fair value.

The Company has the intent and ability to retain its debt investments in an unrealized loss position at March 31, 2018 until the decline in value has recovered.

Sale of AFS Investments:
For the three months ended March 31, 2018 and 2017, the Company did not sell any AFS investments.

AFS and HTM Investments Pledged:
At March 31, 2018 and December 31, 2017, AFS and HTM investments with an amortized cost of $684.3 million and $702.5 million and estimated fair values of $661.9 million and $691.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at March 31, 2018, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$5,307	$5,302
Due after one year through five years	112,412	110,253
Due after five years through ten years	213,112	206,368
Due after ten years	491,624	474,764
	$822,455	$796,687
HTM Investments
Due in one year or less	$1,418	$1,418
Due after one year through five years	3,783	3,796
Due after five years through ten years	13,035	12,954
Due after ten years	74,956	73,706
	$93,192	$91,874

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
Equity securities - bank stock (carried at fair value)(1)	$544	$217	$—	$761
FHLBB (carried at cost)	17,639	—	—	17,639
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$23,557	$217	$—	$23,774
December 31, 2017
FHLBB (carried at cost)	$18,296	$—	$—	$18,296
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$23,670	$—	$—	$23,670

(1)
Effective January 1, 2018, these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible for AFS classification upon adoption of ASU 2016-01. Refer to Note 2 for further details.

For the three months ended March 31, 2018, the Company recognized an unrealized loss of $35,000 due to the change in fair value of its bank stock equity securities, and has been presented within other income on the consolidated statements of income. In addition, the Company's investment in a reinsurance program liquidated during the three months ended March 31, 2018, and a gain of $195,000 was recognized within other income on the Company's consolidated statements of income.

The Bank is a member of the FHLBB and FRBB, and as a member, the Bank is required to hold a certain amount of FHLBB and FRB common stock. This stock is a non-marketable equity security and is reported at cost. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. For the three months ended March 31, 2018 and 2017, the Company did not record any other-than-temporary impairment on its FHLBB and FRB stock.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Residential real estate	$860,533	$858,369
Commercial real estate	1,169,533	1,164,023
Commercial	378,015	373,400
Home equity	320,642	323,378
Consumer	18,011	18,149
HPFC	42,414	45,120
Total loans	$2,789,148	$2,782,439

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs totaling:

	March 31, 2018	December 31, 2017
Net unamortized fair value mark discount on acquired loans	$5,703	$6,207
Net unamortized loan origination costs	(958)	(963)
Total	$4,745	$5,244

The Bank’s lending activities are primarily conducted in Maine, but also include a mortgage loan production office in Massachusetts and two commercial loan production offices in New Hampshire. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

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

There were no significant changes in the Company's ALL methodology during the three months ended March 31, 2018.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the three months ended March 31, 2018 and 2017, and for the year ended December 31, 2017:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three Months Ended March 31, 2018
ALL for the three months ended:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(31)	(426)	(171)	(149)	(26)	—	(803)
Recoveries	—	13	63	43	3	—	122
Provision (credit)(1)	442	(1,164)	63	166	20	(27)	(500)
Ending balance	$5,497	$10,286	$4,126	$2,427	$230	$424	$22,990
ALL balance attributable to loans:
Individually evaluated for impairment	$553	$368	$—	$112	$—	$—	$1,033
Collectively evaluated for impairment	4,944	9,918	4,126	2,315	230	424	21,957
Total ending ALL	$5,497	$10,286	$4,126	$2,427	$230	$424	$22,990
Loans:
Individually evaluated for impairment	$5,059	$3,961	$1,714	$491	$—	$—	$11,225
Collectively evaluated for impairment	855,474	1,165,572	376,301	320,151	18,011	42,414	2,777,923
Total ending loans balance	$860,533	$1,169,533	$378,015	$320,642	$18,011	$42,414	$2,789,148
For The Three Months Ended March 31, 2017
ALL for the three months ended:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(5)	(3)	(136)	(1)	(14)	—	(159)
Recoveries	—	103	77	1	2	—	183
Provision (credit)(1)	116	472	119	(87)	6	(45)	581
Ending balance	$4,271	$12,726	$3,815	$2,107	$175	$627	$23,721
ALL balance attributable to loans:
Individually evaluated for impairment	$485	$1,100	$—	$83	$—	$66	$1,734
Collectively evaluated for impairment	3,786	11,626	3,815	2,024	175	561	21,987
Total ending ALL	$4,271	$12,726	$3,815	$2,107	$175	$627	$23,721
Loans:
Individually evaluated for impairment	$4,408	$13,191	$1,994	$430	$7	$98	$20,128
Collectively evaluated for impairment	815,231	1,083,284	331,613	322,396	16,662	55,825	$2,625,011
Total ending loans balance	$819,639	$1,096,475	$333,607	$322,826	$16,669	$55,923	$2,645,139

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2017
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(482)	(124)	(1,014)	(434)	(124)	(290)	(2,468)
Recoveries	30	141	301	2	17	6	497
Provision (credit)(1)	1,378	(308)	1,129	605	159	63	3,026
Ending balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
ALL balance attributable to loans:
Individually evaluated for impairment	$568	$1,441	$—	$—	$—	$—	$2,009
Collectively evaluated for impairment	4,518	10,422	4,171	2,367	233	451	22,162
Total ending ALL	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans:
Individually evaluated for impairment	$5,171	$6,199	$1,791	$429	$—	$—	$13,590
Collectively evaluated for impairment	853,198	1,157,824	371,609	322,949	18,149	45,120	2,768,849
Total ending loans balance	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At March 31, 2018 and 2017, and December 31, 2017, the reserve for unfunded commitments was $23,000, $9,000 and $20,000, respectively.

The following reconciles the three months ended March 31, 2018 and 2017, and year ended December 31, 2017 (credit) provision for loan losses to the (credit) provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended March 31,		Year Ended December 31, 2017
	2018	2017
(Credit) provision for loan losses	$(500)	$581	$3,026
Change in reserve for unfunded commitments	3	(2)	9
(Credit) provision for credit losses	$(497)	$579	$3,035

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of March 31, 2018, the non-residential building operators' industry exposure was 11% of the Company's total loan portfolio and 26% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2018.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
March 31, 2018
Pass (Grades 1-6)	$847,822	$1,146,947	$361,377	$—	$—	$40,768	$2,396,914
Performing	—	—	—	319,178	18,011	—	337,189
Special Mention (Grade 7)	662	8,510	12,437	—	—	174	21,783
Substandard (Grade 8)	12,049	14,076	4,201	—	—	1,472	31,798
Non-performing	—	—	—	1,464	—	—	1,464
Total	$860,533	$1,169,533	$378,015	$320,642	$18,011	$42,414	$2,789,148
December 31, 2017
Pass (Grades 1-6)	$846,394	$1,130,235	$354,904	$—	$—	$43,049	$2,374,582
Performing	—	—	—	321,727	18,149	—	339,876
Special Mention (Grade 7)	922	9,154	12,517	—	—	191	22,784
Substandard (Grade 8)	11,053	24,634	5,979	—	—	1,880	43,546
Non-performing	—	—	—	1,651	—	—	1,651
Total	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2018
Residential real estate	$2,969	$533	$4,762	$8,264	$852,269	$860,533	$—	$6,185
Commercial real estate	1,455	72	4,167	5,694	1,163,839	1,169,533	—	4,603
Commercial	144	103	1,532	1,779	376,236	378,015	—	1,991
Home equity	1,121	101	1,083	2,305	318,337	320,642	—	1,464
Consumer	14	9	—	23	17,988	18,011	—	—
HPFC	109	419	655	1,183	41,231	42,414	—	655
Total	$5,812	$1,237	$12,199	$19,248	$2,769,900	$2,789,148	$—	$14,898
December 31, 2017
Residential real estate	$3,871	$1,585	$4,021	$9,477	$848,892	$858,369	$—	$4,979
Commercial real estate	849	323	5,528	6,700	1,157,323	1,164,023	—	5,642
Commercial	329	359	1,535	2,223	371,177	373,400	—	2,000
Home equity	1,046	173	1,329	2,548	320,830	323,378	—	1,650
Consumer	57	10	—	67	18,082	18,149	—	—
HPFC	139	1,372	419	1,930	43,190	45,120	—	1,043
Total	$6,291	$3,822	$12,832	$22,945	$2,759,494	$2,782,439	$—	$15,314

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $162,000 and $210,000 for the three months ended March 31, 2018 and 2017, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Residential real estate	24	24	$3,581	$3,604	$410	$452
Commercial real estate	2	3	354	976	20	16
Commercial	7	7	1,339	1,345	—	—
Home equity	2	2	306	307	—	—
Total	35	36	$5,580	$6,232	$430	$468

At March 31, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $4.4 million and $1.2 million, respectively. At December 31, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $5.0 million and $1.2 million, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three months ended March 31, 2018 and 2017:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2018	2017	2018	2017	2018	2017	2018	2017
Residential real estate:
Maturity concession	—	1	$—	$151	$—	$151	$—	$15
Total	—	1	$—	$151	$—	$151	$—	$15

For the three months ended March 31, 2018 and 2017, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the three months ended March 31, 2018 and 2017, and as of and for the year-ended December 31, 2017:

				For the Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2018:
With an allowance recorded:
Residential real estate	$3,544	$3,544	$553	$3,745	$30
Commercial real estate	3,591	3,591	368	4,275	1
Commercial	—	—	—	—	—
Home equity	147	147	112	49	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	7,282	7,282	1,033	8,069	31
Without an allowance recorded:
Residential real estate	1,515	1,791	—	1,350	7
Commercial real estate	370	677	—	637	3
Commercial	1,714	2,923	—	1,740	2
Home equity	344	468	—	396	2
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	3,943	5,859	—	4,123	14
Total impaired loans	$11,225	$13,141	$1,033	$12,192	$45
March 31, 2017:
With an allowance recorded:
Residential real estate	$3,048	$3,048	$485	$3,025	$26
Commercial real estate	11,791	11,791	1,100	11,654	—
Commercial	1	1	—	—	—
Home equity	297	297	83	298	—
Consumer	—	—	—	—	—
HPFC	98	98	66	98	—
Ending Balance	15,235	15,235	1,734	15,075	26
Without an allowance recorded:
Residential real estate	1,360	1,740	—	1,292	2
Commercial real estate	1,400	1,707	—	1,704	10
Commercial	1,993	3,167	—	2,024	3
Home equity	133	269	—	139	—
Consumer	7	10	—	7	—
HPFC	—	—	—	—	—
Ending Balance	4,893	6,893	—	5,166	15
Total impaired loans	$20,128	$22,128	$1,734	$20,241	$41

				For the Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With an allowance recorded:
Residential real estate	$3,858	$3,858	$568	$3,177	$131
Commercial real estate	5,422	5,422	1,441	8,900	22
Commercial	—	—	—	31	—
Home equity	—	—	—	125	—
Consumer	—	—	—	—	—
HPFC	—	—	—	24	—
Ending Balance	9,280	9,280	2,009	12,257	153
Without an allowance recorded:
Residential real estate	1,313	1,673	—	1,345	15
Commercial real estate	777	1,084	—	1,132	29
Commercial	1,791	2,964	—	1,920	10
Home equity	429	495	—	310	8
Consumer	—	—	—	2	—
HPFC	—	—	—	—	—
Ending Balance	4,310	6,216	—	4,709	62
Total impaired loans	$13,590	$15,496	$2,009	$16,966	$215

Loan Sales:
For the three months ended March 31, 2018 and 2017, the Company sold $45.2 million and $43.0 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.2 million and $1.3 million, respectively.

At March 31, 2018 and December 31, 2017, the Company had certain residential mortgage loans with a principal balance of $9.5 million and $8.1 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2018 and December 31, 2017, recorded an unrealized gain of $47,000 and $37,000, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded within mortgage banking income, net on its consolidated statements of income the net change in unrealized gains of $9,000 and $254,000, respectively, on its loans held for sale.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2018 and December 31, 2017. The fair value of its forward delivery commitments at March 31, 2018 and December 31, 2017 was $123,000 and $142,000, respectively. For the three months ended March 31, 2018 and 2017, the net unrealized loss from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $19,000 and $118,000, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:

At March 31, 2018 and December 31, 2017, the Company had $2.0 million and $1.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at March 31, 2018 and December 31, 2017.

Refer to Notes 4 and 10 of the consolidated financial statements for discussion of securities pledged as collateral.

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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2018, the Company and Bank were required to establish a capital conservation buffer of 1.875%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at March 31, 2018 and December 31, 2017, and specifically the Bank was "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to March 31, 2018 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$403,941	14.32%	9.88%	N/A	$396,451	14.14%	9.25%	N/A
Tier I risk-based capital ratio	365,930	12.98%	7.88%	N/A	357,261	12.74%	7.25%	N/A
Common equity Tier I risk-based capital ratio	322,930	11.45%	6.38%	N/A	316,677	11.30%	5.75%	N/A
Tier I leverage capital ratio	365,930	9.23%	4.00%	N/A	357,261	9.07%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$375,434	13.31%	9.88%	10.00%	$369,540	13.18%	9.25%	10.00%
Tier I risk-based capital ratio	352,422	12.49%	7.88%	8.00%	345,350	12.32%	7.25%	8.00%
Common equity Tier I risk-based capital ratio	352,422	12.49%	6.38%	6.50%	345,350	12.32%	5.75%	6.50%
Tier I leverage capital ratio	352,422	8.92%	4.00%	5.00%	345,350	8.80%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At March 31, 2018 and December 31, 2017, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at March 31,

2018 and December 31, 2017, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

NOTE 7 – INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Income tax expense	$3,079	$4,344
Income before income tax expense	$15,899	$14,420
Effective tax rate(1)	19.4%	30.1%

(1)	On December 22, 2017, the Tax Act was enacted, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.
The components of net periodic benefit cost for the periods ended March 31, 2018 and 2017 were as follows:

Supplemental Executive Retirement Plan:

		Three Months Ended March 31,
Net periodic pension cost	Income Statement Presentation	2018	2017
Service cost	Salaries and employee benefits	$112	$84
Interest cost	Other expenses	122	112
Recognized net actuarial loss	Other expenses	140	62
Total		$374	$258

Other Postretirement Benefit Plan:

		Three Months Ended March 31,
Net periodic postretirement benefit cost	Income Statement Presentation	2018	2017
Service cost	Salaries and employee benefits	$12	$13
Interest cost	Other expenses	33	36
Recognized net actuarial loss	Other expenses	13	10
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$52	$53

NOTE 9 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	March 31, 2018	December 31, 2017
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$256,274	$244,646
FHLBB borrowings	135,000	250,000
Overnight borrowings	161,350	47,150
Total short-term borrowings	$552,624	$541,796
Long-Term Borrowings (maturity greater than one year):
FHLBB borrowings	$10,000	$10,000
Capital lease obligation	773	791
Total long-term borrowings	$10,773	$10,791

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of March 31, 2018 and December 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
March 31, 2018
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$1,125	$—	$—	$—	$1,125
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	90,903	—	—	—	90,903
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	164,246	—	—	—	164,246
Total Customer Repurchase Agreements	256,274	—	—	—	256,274
Total Repurchase Agreements	$256,274	$—	$—	$—	$256,274
December 31, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$630	$—	$—	$—	$630
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	98,460	—	—	—	98,460
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,556	—	—	—	145,556
Total Customer Repurchase Agreements	244,646	—	—	—	244,646
Total Repurchase Agreements	$244,646	$—	$—	$—	$244,646

Certain customers held CDs totaling $920,000 with the Bank at March 31, 2018 and December 31, 2017, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

Debt Securities:  The fair value of investments in debt securities is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of debt securities are classified as Level 2.

Equity Securities: The fair value of investments in equity securities is reported utilizing market prices based on recent trading activity and dealer quotes. The equity securities are traded on inactive markets and are classified as Level 2.

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of the Company's fixed-rate interest rate lock commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed-rate interest rate lock commitments as Level 2 as the quoted secondary market prices are the more significant input, and while the Company's internal pull-through rate estimate is a Level 3 estimate it is not as critical to the ultimate valuation.

The fair value of the Company's forward delivery commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed-rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2018
Financial assets:
Loans held for sale	$9,548	$—	$9,548	$—
AFS investments:
Obligations of states and political subdivisions	5,827	—	5,827	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	502,996	—	502,996	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	282,279	—	282,279	—
Subordinated corporate bonds	5,585	—	5,585	—
Equity securities - bank stock	761	—	761	—
Customer loan swaps	10,707	—	10,707	—
Fixed-rate mortgage interest rate lock commitments	308	—	308	—
Forward delivery commitments	145	—	145	—
FHLBB advance interest rate swaps	85	—	85	—
Financial liabilities:
Junior subordinated debt interest rate swaps	5,877	—	5,877	—
Customer loan swaps	10,707	—	10,707	—
Fixed-rate mortgage interest rate lock commitments	35	—	35	—
Forward delivery commitments	22	—	22	—
December 31, 2017
Financial assets:
Loans held for sale	$8,103	$—	$8,103	$—
AFS investments:
Obligations of states and political subdivisions	7,335	—	7,335	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	503,302	—	503,302	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	272,799	—	272,799	—
Subordinated corporate bonds	5,657	—	5,657	—
Equity investments	806	—	806	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	307	—	307	—
Forward delivery commitments	158	—	158	—
FHLBB advance interest rate swaps	21	—	21	—
Financial liabilities:
Junior subordinated debt interest rate swaps	7,571	—	7,571	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	22	—	22	—
Forward delivery commitments	16	—	16	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, which are loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified within Level 3 of the fair value hierarchy. At March 31, 2018 and December 31, 2017, the mortgage servicing assets were not carried at fair value.

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis
The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO and goodwill and other intangible assets.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during for the three months ended March 31, 2018 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the three months ended March 31, 2018 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2018
Financial assets:
Collateral-dependent impaired loans	$3,600	$—	$—	$3,600
Non-financial assets:
OREO	130	—	—	130
December 31, 2017
Financial assets:
Collateral-dependent impaired loans	$3,696	$—	$—	$3,696
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2018
Collateral-dependent impaired loans:
Partially charged-off	$18	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	3,582	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling cost	10%	(10%)
December 31, 2017
Collateral-dependent impaired loans:
Partially charged-off	$86	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(18%)
			Estimated selling costs	0 - 10%	(6%)
Specifically reserved	3,610	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling costs	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2018
Financial assets:
HTM securities	$93,192	$91,874	$—	$91,874	$—
Residential real estate loans(1)	855,036	842,132	—	—	842,132
Commercial real estate loans(1)	1,159,247	1,119,406	—	—	1,119,406
Commercial loans(1)(2)	415,879	404,925	—	—	404,925
Home equity loans(1)	318,215	311,142	—	—	311,142
Consumer loans(1)	17,781	16,880	—	—	16,880
Servicing assets	972	1,840	—	—	1,840
Financial liabilities:
Time deposits	$538,957	$532,244	$—	$532,244	$—
Short-term borrowings	552,624	552,289	—	552,289	—
Long-term borrowings	10,773	10,658	—	10,658	—
Subordinated debentures	58,950	45,588	—	45,588	—
December 31, 2017
Financial assets:
HTM securities	$94,073	$94,913	$—	$94,913	$—
Residential real estate loans(1)	853,283	853,056	—	—	853,056
Commercial real estate loans(1)	1,152,160	1,115,618	—	—	1,115,618
Commercial loans(1)(2)	413,898	401,902	—	—	401,902
Home equity loans(1)	321,011	318,230	—	—	318,230
Consumer loans(1)	17,916	17,335	—	—	17,335
Servicing assets	1,025	1,766	—	—	1,766
Financial liabilities:
Time deposits	$517,032	$512,483	$—	$512,483	$—
Short-term borrowings	541,796	541,605	—	541,605	—
Long-term borrowings	10,791	10,777	—	10,777	—
Subordinated debentures	58,911	44,333	—	44,333	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

Excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

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

As of March 31, 2018 and December 31, 2017, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	March 31, 2018	December 31, 2017
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$501,127	$477,401
Residential	36,352	41,368
Commercial and commercial real estate	31,667	49,482
Letters of credit	3,426	2,848
Other commitments	1,151	523
Derivative Financial Instruments:
Customer loan swaps	$708,316	$703,336
Junior subordinated debt interest rate swaps	43,000	43,000
FHLBB advance interest rate swaps	25,000	50,000
Interest rate lock commitments	24,753	21,746
Forward delivery commitments	9,502	8,065

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

The Company has designated its interest rate swaps on its junior subordinated debentures and its interest rate swaps on forecasted 30-day FHLBB borrowings as cash flow hedges. The change in the fair value of the Company's cash flow hedges is accounted for within AOCI, net of tax. Quarterly, in conjunction with financial reporting, the Company assesses each cash flow hedge for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. Furthermore, the Company will reclassify the gain or loss on the effective portion of the cash flow hedge from AOCI into interest within the consolidated statements of income in the period the hedged transaction affects earnings.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		March 31, 2018			December 31, 2017
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	63	$334,395	$(10,707)	42	$226,884	$(5,036)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	6	19,763	402	23	124,784	1,799
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	69	354,158	10,305	65	351,668	3,237
Total		138	$708,316	$—	130	$703,336	$—

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At March 31, 2018, the Company posted $6.0 million of cash as collateral to the counterparty and was presented within other assets on the consolidated statements of financial condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					March 31, 2018	December 31, 2017
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$343	$527
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	1,695	2,133
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	1,671	2,129
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	899	1,137
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	1,269	1,645
$43,000					$5,877	$7,571

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2018 and 2017, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the three months ended March 31, 2018 and 2017 were $275,000 and $346,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. One contract matured on February 25, 2018 and the other is scheduled to mature on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three months ended March 31, 2018 and 2017, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. The collateral posted by the Bank (or counterparty) is not readily available and is presented within cash and due from banks on the Company's consolidated statements of condition. At March 31, 2018, the counterparty posted to the Bank $10.4 million of cash as collateral on its FHLBB advance interest rate swap and customer loan swap contracts. The collateral posted by the counterparty to the Bank is not readily available and has been designated as restricted cash and was presented within total cash, cash equivalents and restricted cash on the consolidated statements of condition.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					March 31, 2018	December 31, 2017
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$—	$20
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	85	1
					$85	$21

(1)	Presented within other assets on the consolidated statements of condition.

Net payments to the counterparty for the three months ended March 31, 2018 and 2017 were $9,000 and $109,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

Interest Rate Locks Commitments:
As part of the origination process of a residential loan, the Company may enter into rate lock agreements with its borrower, which is considered an interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. The Company's pipeline of mortgage loans with fixed-rate interest rate lock commitments for which the Company intends to sell the loan upon origination were as follows for the periods indicated:

		March 31, 2018		December 31, 2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other Assets	$20,374	$308	$19,886	$307
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	4,379	(35)	1,860	(22)
Total		$24,753	$273	$21,746	$285

For the three months ended March 31, 2018 and 2017, the net unrealized loss from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income were $12,000 for each period.

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

		March 31, 2018		December 31, 2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$8,155	$145	$6,692	$158
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,347	(22)	1,373	(16)
Total		$9,502	$123	$8,065	$142

For the three months ended March 31, 2018 and 2017, the net unrealized loss from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $19,000 and $118,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended March 31
	2018	2017
Derivatives designated as cash flow hedges:
Effective portion of unrealized gains recognized within AOCI during the period, net of tax	$1,328	$90
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$64	$455
(1) Reclassified into the consolidated statements of income within interest expense.

The Company expects approximately $693,000 (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2018.

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

There have been no material changes to our critical accounting policies as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements adopted during the three months ended March 31, 2018 and the impact to our consolidated financial statements, as well as the status of issued accounting pronouncements yet to be adopted and implemented.

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

	Three Months Ended March 31,
	2018	2017
Net income, as presented	$12,820	$10,076
Amortization of intangible assets, net of tax(1)	143	307
Net income, adjusted for amortization of intangible assets	$12,963	$10,383
Average shareholders' equity	$402,626	$394,276
Less: average goodwill and other intangible assets	(99,568)	(101,229)
Average tangible equity	$303,058	$293,047
Return on average tangible equity	17.35%	14.37%
Return on average shareholders' equity	12.91%	10.36%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the period.

Efficiency Ratio. The efficiency ratio represents an approximate measure of the cost required for the Company to generate a dollar of revenue. This is a common measure within our industry and is a key ratio for evaluating Company performance. The efficiency ratio is calculated as the ratio of (i) total non-interest expense, adjusted for certain operating expenses, as necessary to (ii) net interest income on a tax equivalent basis plus total non-interest income, adjusted for certain other income items, as necessary.

	Three Months Ended March 31,
	2018	2017
Non-interest expense, as presented	$22,304	$21,428
Net interest income, as presented	$28,902	$27,855
Add: effect of tax-exempt income(1)	254	520
Non-interest income, as presented	8,804	8,572
Adjusted net interest income plus non-interest income	$37,960	$36,947
Non-GAAP efficiency ratio	58.76%	58.00%
GAAP efficiency ratio	59.15%	58.82%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the period.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended March 31,
	2018	2017
Net interest income, as presented	$28,902	$27,855
Add: effect of tax-exempt income(1)	254	520
Net interest income, tax equivalent	$29,156	$28,375

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the period.

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

	March 31, 2018	December 31, 2017
Tangible Book Value Per Share
Shareholders’ equity, as presented	$404,055	$403,413
Less: goodwill and other intangibles	(99,471)	(99,652)
Tangible shareholders’ equity	$304,584	$303,761
Shares outstanding at period end	15,565,868	15,524,704
Tangible book value per share	$19.57	$19.57
Book value per share	$25.96	$25.99
Tangible Common Equity Ratio
Total assets	$4,113,185	$4,065,398
Less: goodwill and other intangibles	(99,471)	(99,652)
Tangible assets	$4,013,714	$3,965,746
Tangible common equity ratio	7.59%	7.66%
Shareholders' equity to total assets	9.82%	9.92%

EXECUTIVE OVERVIEW

Operating Results
Net income and diluted EPS for the three months ended March 31, 2018 was $12.8 million and $0.82 per share, respectively, , representing increases over the same period of 2017 of 27% and 28%. Net income growth for the three months ended March 31, 2018 over the same period last year was due to the following factors:

•
A decrease in our effective tax rate as the federal corporate income tax rate was lowered from 35% to 21%, as tax reform was passed in December 2017 and went into effect on January 1, 2018. Our effective tax rate for the three months ended March 31, 2018 was 19.4%, compared to 30.1% for the three months ended March 31, 2017. As a result, the estimated benefit for the Company for the three months ended was $1.9 million in lower income tax expense, or $0.12 per diluted share.

•
Total revenue (sum of net interest income and non-interest income) grew $1.3 million, or 4%, driven by net interest income growth of $1.0 million, or 4%. Our net interest income growth for the three months ended March 31, 2018 over the same period last year was due to average loan growth of $156.4 million, or 6%, and average demand deposit and interest checking growth of $177.4 million, or 16%. The importance of low-cost deposit growth can't be understated as borrowing rates have risen, highlighted by an increase in our average borrowing rate of 50 basis points to 1.68% for the three months ended March 31, 2018 over the same period last year.

•
Negative (or credit) provision expense for the three months ended March 31, 2018 of $497,000, compared to an expense of $579,000 for three months ended March 31, 2017. The negative provision expense for three months ended March 31, 2018 was driven by strong asset quality across our loan portfolio and the favorable resolution of one large non-accruing commercial real estate loan, for which we were able release the specific reserve.

•
Non-interest expense for the three months ended March 31, 2018 increased $876,000, or 4%, over the same period last year partially offsetting the income increases outlined above. Our efficiency ratio[1] for the three months ended March 31, 2018 was 58.76%, compared to 58.00% for the three months ended March 31, 2017.

Our key profitability measures for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017	Increase (Decrease)
Return on average assets	1.28%	1.05%	0.23%
Return on average equity	12.91%	10.36%	2.55%
Return on average tangible equity(1)	17.35%	14.37%	2.98%

(1)	The following was not calculated in accordance with GAAP. Refer to the "— Non-GAAP Financial Measures and Reconciliation to GAAP" above.

Financial Condition
As of March 31, 2018, total assets increased 1% to $4.1 billion since December 31, 2017. Total loans for the first three months of 2018 grew $6.7 million to $2.8 billion, while total investments grew $6.0 million to $913.7 million over the same period. At March 31, 2018 and 2017, total investments were 22% of total assets.

Total deposits at March 31, 2018 increased $25.1 million, or 1%, to $3.0 billion since December 31, 2017 and over the same period, total borrowings increased $10.8 million, or 2%, to $622.3 million. At March 31, 2018 and December 31, 2017, our loan-to-deposit ratio was 92% and 93%, respectively.

Asset quality remained strong across our loan portfolio throughout the first three months of 2018, highlighted by our non-performing assets to total assets ratio of 0.47% and a loans 30-89 days past due to total loans ratio of 0.21% at March 31, 2018. Non-performing loans decreased $1.1 million in the first three months of 2018 to $19.3 million, or 0.69% of total loans at March 31, 2018. The decrease in non-performing assets in the first three months of 2018 was driven by the favorable resolution of one large commercial real estate loan. Upon resolution, the associated loan reserve was released driving a negative provision expense for the first quarter of 2018 of $497,000 and a decrease in the allowance for loan losses to total loans ratio of 5 basis points to 0.82% at March 31, 2018 since December 31, 2017.

Our capital position remained strong at March 31, 2018, highlighted by a total risk-based capital ratio of 14.32%, well in excess of regulatory requirements, and a tangible common equity ratio1 of 7.59%.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue and accounted for 77% and 76% of total revenues (net interest income and non-interest income) for the three months ended March 31, 2018 and 2017, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Our net interest margin on a fully-taxable basis, which is calculated as annualized net interest income on a fully-taxable basis over total average interest-earning assets, for the three months ended March 31, 2018 and 2017 was 3.10% and 3.15%, respectively.

Net Interest Income — Three months ended March 31, 2018 and 2017. Net interest income on a fully-taxable basis for the three months ended March 31, 2018 was $29.0 million compared to $28.4 million for the three months ended March 31, 2017. The increase in net interest income on a fully-taxable basis over this period of $781,000, or 3%, was primarily driven by average loan growth of $156.4 million, or 6%, and demand deposit and interest checking growth of $177.4 million, or 16%. This was partially offset by a decrease in our net interest margin on a fully-taxable basis of 5 basis points to 3.10% for the three months ended March 31, 2018, compared to the same period last year. The decrease in our net interest margin on a fully-taxable basis were driven by the following factors:

•
For the three months ended March 31, 2018, loan and deposit fair value mark accretion income and income from collection on previously charged-off loans was $558,000, representing a decrease of $246,000, or 3 basis points, compared to the same period last year.

•
For the three months ended March 31, 2018, tax-equivalent interest income was $254,000, representing a decrease of $266,000, or 3 basis points, compared to the same period last year. Tax-equivalent interest income decreased primarily due to the decrease in the federal corporate income tax rate, effective for 2018.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the three months ended March 31, 2018 and 2017:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	March 31, 2018			March 31, 2017
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks(1)	$52,510	$184	1.40%	$34,529	$60	0.69%
Securities - taxable	826,529	4,588	2.22%	833,162	4,590	2.20%
Securities - nontaxable(2)	99,560	851	3.42%	102,928	1,080	4.20%
Loans(3)(4):
Residential real estate	860,783	8,859	4.12%	814,626	8,357	4.10%
Commercial real estate	1,171,598	12,297	4.20%	1,076,788	10,574	3.93%
Commercial(2)	349,963	3,737	4.27%	319,556	3,266	4.09%
Municipal(2)	17,277	142	3.33%	16,071	134	3.39%
Consumer	341,078	4,000	4.76%	342,775	3,658	4.33%
HPFC	43,757	874	7.99%	58,252	1,215	8.34%
Total loans	2,784,456	29,909	4.30%	2,628,068	27,204	4.15%
Total interest-earning assets(1)	3,763,055	35,532	3.78%	3,598,687	32,934	3.67%
Cash and due from banks	41,935			42,707
Other assets	274,582			285,695
Less: ALL	(24,205)			(23,247)
Total assets	$4,055,367			$3,903,842
Liabilities & Shareholders' Equity
Deposits:
Demand	$452,629	$—	—%	$391,671	$—	—%
Interest checking	833,410	775	0.38%	716,940	269	0.15%
Savings	493,660	77	0.06%	489,041	73	0.06%
Money market	487,685	790	0.66%	483,914	540	0.45%
Certificates of deposit(4)	472,213	1,169	1.00%	463,786	1,008	0.88%
Total deposits	2,739,597	2,811	0.42%	2,545,352	1,890	0.30%
Borrowings:
Brokered deposits	238,870	938	1.59%	308,594	664	0.87%
Customer repurchase agreements	237,056	424	0.72%	221,590	176	0.32%
Junior subordinated debentures	58,930	847	5.83%	58,775	844	5.83%
Other borrowings	328,141	1,356	1.68%	330,918	985	1.21%
Total borrowings	862,997	3,565	1.68%	919,877	2,669	1.18%
Total funding liabilities	3,602,594	6,376	0.72%	3,465,229	4,559	0.53%
Other liabilities	50,147			44,337
Shareholders' equity	402,626			394,276
Total liabilities & shareholders' equity	$4,055,367			$3,903,842
Net interest income (fully-taxable equivalent)		29,156			28,375
Less: fully-taxable equivalent adjustment		(254)			(520)
Net interest income		$28,902			$27,855
Net interest rate spread (fully-taxable equivalent)(1)			3.06%			3.14%
Net interest margin (fully-taxable equivalent)(1)			3.10%			3.15%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(1)(4)			3.04%			3.06%

(1)
Prior period was revised to include average interest-bearing deposits in other banks in total average interest-earning assets. Previously, average interest-bearing deposits in other banks was presented in cash and due from banks.

(2)
Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, including certain commercial loans.

(3)	Non-accrual loans and loans held for sale are included in total average loans.

(4)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended March 31, 2018 and 2017 totaling $558,000 and $804,000, respectively.

(Credit) Provision for Credit Losses
The (credit) provision for credit losses is comprised of the (credit) provision for loan losses and the (credit) provision for unfunded commitments.

The (credit) provision for loan losses, which makes up the vast majority of the (credit) provision for credit losses, is a recorded (credit) expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The (credit) provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the (credit) provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The (credit) provision for loan losses for the three months ended was ($500,000), compared to $581,000 for the three months ended March 31, 2017. The Company maintained strong asset quality across its loan portfolio throughout the first quarter of 2018 with non-performing loans to total loans of 0.69% at March 31, 2018, compared to 0.99% at March 31, 2017. Asset quality improvement over the past year led to a decrease in provision for credit losses of $1.1 million for the three months ended March 31, 2018 compared to the same period last year.

The (credit) provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statement of condition.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Debit card income	$1,929	$1,834	$95	5%
Service charges on deposit accounts	1,836	1,823	13	1%
Mortgage banking income, net	1,391	1,553	(162)	(10)%
Income from fiduciary services	1,283	1,247	36	3%
Brokerage and insurance commissions	650	453	197	43%
Bank-owned life insurance	608	577	31	5%
Other service charges and fees	462	468	(6)	(1)%
Other income	645	617	28	5%
Total non-interest income	$8,804	$8,572	$232	3%
Non-interest income as a percentage of total revenues(1)	23%	24%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income — Three Months Ended March 31, 2018 and 2017. The significant changes in non-interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 included:

•	A decrease in mortgage banking income primarily due to an unrealized loss of $146,000 due to the change in fair value on loans held for sale and related mortgage banking derivatives.

•	An increase in brokerage and insurance commissions was driven by strong production and assets under management growth of 8% to $418.9 million at March 31, 2018 over the last year.

•
An increase in other income was in part due to a one-time gain of $195,000 recognized upon the mandatory liquidation of our investment in a reinsurance program, partially offset by a decrease in fees from customer loan swaps of $153,000.

Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Salaries and employee benefits	$12,562	$11,933	$629	5%
Furniture, equipment and data processing	2,586	2,325	261	11%
Net occupancy costs	1,873	1,946	(73)	(4)%
Consulting and professional fees	804	845	(41)	(5)%
Debit card expense	730	660	70	11%
Regulatory assessments	499	545	(46)	(8)%
Amortization of intangible assets	181	472	(291)	(62)%
Other real estate owned and collection costs, net	75	(44)	119	270%
Other expenses	2,994	2,746	248	9%
Total non-interest expense	$22,304	$21,428	$876	4%
Non-GAAP efficiency ratio	58.76%	58.00%

Non-Interest Expense — Three Months Ended March 31, 2018 and 2017. The significant changes in non-interest expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 included:

•
An increase in salaries and employee benefits of 5% primarily driven by an increase salary costs and accrued bonuses due to normal annual merit increases, increased headcount and continued wage inflation.

•	An increase in furniture, equipment and data processing costs primarily driven by an increase in technology investments and advancement costs of $264,000, or 15%, over the past year.

•	A decrease in amortization of intangible assets as its trust relationship intangible assets were fully amortized as of December 31, 2017.

•
An increase in other expenses primarily driven by an increase in external recruiting fees of $124,000, an increase in donations and marketing expenses of $73,000, and an increase in pension and postretirement benefit (excluding the service cost component, which was presented within salaries and employee benefits) of $48,000.

Income Tax Expense
For the three months ended March 31, 2018, we recorded income tax expense of $3.1 million on pre-tax income of $15.9 million, or an effective tax rate for the period of 19.4%, compared to $4.3 million of income tax expense on pre-tax income of $14.4 million, or an effective tax rate of 30.1%, for the three months ended March 31, 2017. The decrease in our effective tax rate was due to the decrease in the federal corporate income tax rate from 35% to 21%, effective for periods beginning on January 1, 2018, as the Tax Act was passed in December 2017. We estimate that the net income benefit due to the lower federal income tax rate for the three months ended March 31, 2018 was approximately $1.9 million. Our current estimated annual effective tax rate for 2018, excluding any discrete period items, is 19.9%.

At March 31, 2018 and December 31, 2017, net deferred tax assets totaled $23.2 million and $22.8 million, respectively, and we did not carry any valuation allowances on our deferred tax assets as of those dates. We continue monitor and assess the need for a valuation allowance on our deferred tax assets quarterly in conjunction with our financial reporting.

FINANCIAL CONDITION

Investment Securities
We purchase and hold investment securities to diversify our revenues, interest rate and credit risk, and provide for liquidity and funding needs. Our investment securities portfolio is primarily made up of MBS (pass through securities and CMOs), which accounted for 99% of our total investment securities portfolio at March 31, 2018 and December 31, 2017, followed by municipal bonds, subordinated corporate bonds, and a minority (less than 5%) equity position in certain bank stocks. Additionally, the Bank is a member of the FHLBB and FRBB and is required to hold a certain amount of FHLBB and FRBB common stock.

With the exception of our municipal bonds portfolio, we have historically designated our debt investment securities as AFS to provide us greater flexibility in managing our liquidity and funding needs in conjunction with our overall asset/liability management program. At March 31, 2018 and December 31, 2017, the fair value of debt securities designated as AFS was $796.7 million and $789.1 million, respectively, whereas the carrying value of our municipal bonds designated as HTM was $93.2 million and $94.1 million, respectively. AFS securities are carried at fair value on the consolidated statements of condition with the associated unrealized gains or (losses) recorded in AOCI, net of tax. HTM securities are carried at amortized cost.

Our investments in FHLBB and FRB common stock continued to be accounted for and carried at cost. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2018 and December 31, 2017, our investment in FHLBB stock totaled $17.6 million and $18.3 million, respectively, and our investment in FRB stock was $5.4 million.

At March 31, 2018 and December 31, 2017, our investment portfolio was 22% of total assets.

The following table presents the activity within our investments portfolio for the period indicated:

	Debt			Equity
	AFS	HTM	Total	Bank Stock(1)	FHLBB and FRB Stock	Other	Total	Total
Carrying value at December 31, 2017	$789,093	$94,073	$883,166	$796	$23,670	$10	$24,476	$907,642
Purchases	50,152	—	50,152	—	2,815	—	2,815	52,967
Sales, carrying value	—	—	—	—	(3,472)	(10)	(3,482)	(3,482)
Principal repayments, maturities and calls	(29,531)	(750)	(30,281)	—	—	—	—	(30,281)
Amortization, net	(632)	(131)	(763)	—	—	—	—	(763)
Change in unrealized losses	(12,395)	—	(12,395)	(35)	—	—	(35)	(12,430)
Carrying value at March 31, 2018	$796,687	$93,192	$889,879	$761	$23,013	$—	$23,774	$913,653

(1)
Effective January 1, 2018, upon adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The change in unrealized losses for the three months ended March 31, 2018 of $35,000 was presented within other income on the consolidated statements of income.

For the three months ended March 31, 2018 and 2017, we did not have net gains or (losses) on sale of investments. However, for the three months ended March 31, 2018, we recognized a gain of $195,000 within other income on the consolidated statements of income upon mandatory liquidation of a reinsurance program investment.

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at March 31, 2018 compared to December 31, 2017 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, at March 31, 2018 was 4.1 years as compared to December 31, 2017 of 3.8 years. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

MBS securities are directly impacted by the interest rate environment and the yield curve. A low interest rate environment directly affects the interest income earned on these investments by accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, a low rate environment and a flatter yield curve will decrease the yield earned upon reinvestment of the prepayment proceeds back into other MBS securities, impacting our net interest income and margin. As of March 31, 2018, the amount of net premiums on our investment securities to be recognized in future periods totaled $11.7 million, which equated to a weighted-average premium above par of approximately 1%.

Subsequent changes to the interest rate environment will continue to impact our investment yield and earned net interest income.

We review our investments portfolio quarterly for impairment in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of our intent and ability to hold temporarily impaired investment securities until we expect them to recover. At March 31, 2018 and December 31, 2017, we held debt securities that were in an unrealized loss position totaling $27.9 million and $14.5 million, respectively, that we concluded were temporarily impaired and we have the intent and ability to hold these securities until they recover. The decline in the fair value of the debt securities was reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors within our investment securities portfolio. Refer to Note 4 of the consolidated financial statements for further discussion.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 81% of our loan portfolio at March 31, 2018, followed by Massachusetts and New Hampshire, making up 8% and 5%, respectively.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	March 31, 2018	December 31, 2017	Change
			($)	(%)
Residential real estate	$860,533	$858,369	$2,164	—%
Commercial real estate	1,169,533	1,164,023	5,510	—%
Commercial	378,015	373,400	4,615	1%
Consumer and home equity	338,653	341,527	(2,874)	(1)%
HPFC	42,414	45,120	(2,706)	(6)%
Total loans	$2,789,148	$2,782,439	$6,709	—%
Commercial Loan Portfolio	$1,589,962	$1,582,543	$7,419	—%
Retail Loan Portfolio	$1,199,186	$1,199,896	$(710)	—%
Commercial Portfolio Mix	57%	57%
Retail Portfolio Mix	43%	43%

For the three months ended March 31, 2018, we originated $85.5 million of residential mortgages and sold 55% of our production (including loans designated as held for sale at March 31, 2018).

At March 31, 2018, the principal balance of loans held for sale totaled $9.5 million, for which an unrealized gain of $47,000 was reported to carry it at fair value on our consolidated statements of condition. At December 31, 2017, the principal balance of loans held for sale totaled $8.1 million, for which an unrealized loss of $37,000 was reported to carry it at fair value on our consolidated statements of condition.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	March 31, 2018	December 31, 2017
Non-accrual loans:
Residential real estate	$6,185	$4,979
Commercial real estate	4,603	5,642
Commercial	1,991	2,000
Consumer and home equity loans	1,464	1,650
HPFC	655	1,043
Total non-accrual loans	14,898	15,314
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	4,361	5,012
Total non-performing loans	19,259	20,326
Other real estate owned	130	130
Total non-performing assets	$19,389	$20,456
Non-accrual loans to total loans	0.53%	0.55%
Non-performing loans to total loans	0.69%	0.73%
ALL to non-performing loans	119.37%	118.92%
Non-performing assets to total assets	0.47%	0.50%
ALL to non-performing assets	118.57%	118.16%

Our asset quality for the first three months remained strong with non-performing loans to total loans of 0.69% and non-performing assets to total assets of 0.47% at March 31, 2018, compared to 0.73% and 0.50% at December 31, 2017, respectively.

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2018, potential problem loans amounted to $534,000, or 0.02% of total loans and 0.03% of our commercial loan portfolio.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	March 31, 2018	December 31, 2017
Accruing loans 30-89 days past due:
Residential real estate	$2,777	$5,277
Commercial real estate	1,121	1,135
Commercial	243	518
Consumer and home equity loans	1,190	1,197
HPFC	528	887
Total accruing loans 30-89 days past due	$5,859	$9,014
Accruing loans 30-89 days past due to total loans	0.21%	0.32%

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

The following table sets forth information concerning the activity in our ALL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2017
	2018	2017
ALL at the beginning of the period	$24,171	$23,116	$23,116
(Credit) provision for loan losses	(500)	581	3,026
Charge-offs:
Residential real estate	31	5	482
Commercial real estate	426	3	124
Commercial	171	136	1,014
Consumer and home equity	175	15	558
HPFC	—	—	290
Total charge-offs	803	159	2,468
Recoveries:
Residential real estate	1	—	30
Commercial real estate	13	103	141
Commercial	62	77	301
Consumer and home equity	46	3	19
HPFC	—	—	6
Total recoveries	122	183	497
Net charge-offs (recoveries)	681	(24)	1,971
ALL at the end of the period	$22,990	$23,721	$24,171
Components of allowance for credit losses:
Allowance for loan losses	$22,990	$23,721	$24,171
Liability for unfunded credit commitments	23	9	20
Balance of allowance for credit losses at end of the period	$23,013	$23,730	$24,191
Net charge-offs (annualized) to average loans	0.10%	—%	0.07%
Provision for loan losses (annualized) to average loans	N.M.	0.09%	0.11%
ALL to total loans	0.82%	0.90%	0.87%
ALL to net charge-offs (annualized)	843.98%	N.M.	1,226.33%

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

The decrease in the ALL of $1.2 million, or 5%, since December 31, 2017 to $23.0 million at March 31, 2018 was driven by continued asset quality improvement across our loan portfolio and the favorable resolution of one large commercial real estate loan that was on non-accrual for which the specific loan reserve was released driving a negative credit loss provision for the first quarter of 2018 of $497,000. In the first quarter of 2018, credit quality across our loan portfolio improved since year-end requiring less ALL at March 31, 2018. At March 31, 2018 and 2017, and December 31, 2017, loans designated as passing and performing were 98%, 97% and 98% of our total loans, respectively.

We believe the ALL of $23.0 million, or 0.82% of total loans and 119.37% of total non-performing loans, at March 31, 2018 is appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at March 31, 2018 increased $25.1 million to $3.0 billion since December 31, 2017, primarily due to brokered deposits growth of $39.8 million and savings and money market growth of $19.8 million, partially offset by a decrease in demand and interest checking balances of $30.7 million, which was driven by the seasonality in our deposit flows within our markets. Our loan-to-deposit ratio at March 31, 2018 and December 31, 2017 was 92% and 93%, respectively.

Total borrowings at March 31, 2018 were $622.3 million, representing an increase of $10.8 million, or 2% since December 31, 2018. The increase was due to an increase in customer repurchase agreements of $11.6 million.

Shareholders' Equity. Total shareholders' equity at March 31, 2018 increased $642,000 to $404.1 million since December 31, 2017. The increase was primarily due to net income for the three months ended March 31, 2018 of $12.8 million, partially offset by a change in AOCI of $8.2 million and dividends declared of $3.9 million, or $0.25 per share for the three months ended March 31, 2018.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2017
	2018	2017
Return on average assets	1.28%	1.05%	0.71%
Return on average equity	12.91%	10.36%	7.00%
Average equity to average assets	9.93%	10.10%	10.19%
Dividend payout ratio	30.40%	35.54%	51.43%
Book value per share	$25.96	$25.65	$25.99
Dividends declared per share	$0.25	$0.23	$0.94

Refer to "Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity requirements. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2018 and December 31, 2017, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans, investments and mortgage-backed securities; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2018, average deposits (excluding brokered deposits) of $2.7 billion increased $194.2 million, or 8%, compared to the same period last year. Average core deposits (demand, interest checking, savings and money market) of $2.3 billion for the three months ended March 31, 2018 increased $185.8 million, or 9%, compared to the same period a year ago. Included within our money market deposits at March 31, 2018 were $53.0 million of deposits from Camden National Wealth Management, our wealth management and trust department, which represents client funds. These deposits fluctuate with changes in the portfolios of its clients.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2018 average total borrowings (including brokered deposits) decreased $56.9 million to $863.0 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $101.7 million as of March 31, 2018. We had no outstanding balances on these lines of credit at March 31, 2018. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2018. We had no outstanding balance on these lines of credit at March 31, 2018.

We believe our investment and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, wholesale reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and wholesale repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $404.1 million and $403.4 million at March 31, 2018 and December 31, 2017, respectively, which amounted to 10% of total assets. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" above for discussion regarding changes in shareholders' equity for the three months ended March 31, 2018.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $3.9 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the Company's Board of Directors approved a dividend of $0.25 per share, compared to a dividend of $0.23 per share for the same period last year, which drove an increase in dividends declared of $319,000 over the period. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $6.0 million and $5.1 million for the three months ended March 31, 2018 and 2017, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s (i) net income for the current year, (ii) plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2018 and December 31, 2017, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

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

Refer to Note 12 of the consolidated financial statements for additional details.

At March 31, 2018, we had the following levels of off-balance sheet financial instruments:

	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$501,127	$196,452	$70,610	$5,503	$228,562
Commercial commitment letters	31,667	31,667	—	—	—
Residential loan origination	36,352	36,352	—	—	—
Letters of credit	3,426	3,426	—	—	—
Other commitments to extend credit	1,151	1,151	—	—	—
Customer loan swaps - notional value	708,316	—	18,656	161,447	528,213
FHLBB advance interest rate swaps - notional value	25,000	25,000	—	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	—	10,000	33,000
Fixed-rate mortgage interest rate lock commitments -notional value	24,753	24,753	—	—	—
Forward delivery commitments - notional value	9,502	9,502	—	—	—
Total	$1,384,294	$328,303	$89,266	$176,950	$789,775

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Our operating leases represent off-balance sheet arrangements, while our one capital lease is reflected on our consolidated statements of condition.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At March 31, 2018, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
Contractual obligations and commitments	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$6,039	$1,429	$2,097	$1,086	$1,427
Capital leases	1,032	126	384	262	260
FHLBB borrowings - overnight	161,350	161,350	—	—	—
FHLBB advances less than 90 days	135,000	135,000	—	—	—
FHLBB advances - other	10,000	—	10,000	—	—
Retail repurchase agreements	256,274	256,274	—	—
Junior subordinated debentures	44,357	—	—	—	44,357
Subordinated debentures	14,593	—	—	—	14,593
Other contractual obligations	2,215	2,215	—	—	—
Total	$630,860	$556,394	$12,481	$1,348	$60,637

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

As of March 31, 2018 and 2017, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2018	March 31, 2017
Year 1
+200 basis points	0.23%	(1.31)%
-100 basis points	(2.16)%	(1.75)%
Year 2
+200 basis points	8.85%	2.96%
-100 basis points	(5.43)%	(8.35)%

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2018, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $25.0 million notional principal amount of interest swap agreements related to our FHLBB 30-day funding and $354.2 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the Company's Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
10.1*+	Form of Restricted Stock Award Agreement under the Camden National Corporation Management Stock Purchase Plan.
10.2*+	Form of Restricted Stock Unit Award Agreement for Company Employees under the Camden National Corporation 2012 Equity and Incentive Plan.
10.3*+	Form of Restricted Stock Award Agreement under the Camden National Corporation 2012 Equity and Incentive Plan.
10.4*+	Form of Incentive Stock Option Agreement under the Camden National Corporation 2012 Equity and Incentive Plan.
10.5+
Camden National Corporation 2018-2020 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 27, 2018).

10.6+
Third Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of April 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 27, 2018.

10.7+
Camden National Corporation Amended and Restated Management Stock Purchase Plan, under the Camden National Corporation 2012 Equity and Incentive Plan dated as of April 24, 2018 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on April 27, 2018.

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
101
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2018 and 2017; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 4, 2018
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	May 4, 2018
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer