Form 10-Q
period 2018-06-30
CAMDEN NATIONAL CORP
filed 2018-08-03
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Outstanding at July 27, 2018:  Common stock (no par value) 15,576,249 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$49,542	$44,057
Interest-bearing deposits in other banks	67,604	58,914
Total cash, cash equivalents and restricted cash	117,146	102,971
Investments:
Available-for-sale securities, at fair value	799,000	789,899
Held-to-maturity securities, at amortized cost (fair value of $91.6 million and $94.9 million, respectively)	93,062	94,073
Other investments	26,342	23,670
Total investments	918,404	907,642
Loans held for sale, at fair value	12,656	8,103
Loans	2,867,529	2,782,439
Less: allowance for loan losses	(23,668)	(24,171)
Net loans	2,843,861	2,758,268
Goodwill	94,697	94,697
Other intangible assets	4,592	4,955
Bank-owned life insurance	88,706	87,489
Premises and equipment, net	41,017	41,891
Deferred tax assets	25,506	22,776
Other assets	47,197	36,606
Total assets	$4,193,782	$4,065,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$496,368	$478,643
Interest checking	879,668	855,570
Savings and money market	990,408	985,508
Certificates of deposit	472,215	475,010
Brokered deposits	217,460	205,760
Total deposits	3,056,119	3,000,491
Short-term borrowings	591,648	541,796
Long-term borrowings	10,756	10,791
Subordinated debentures	58,989	58,911
Accrued interest and other liabilities	66,331	49,996
Total liabilities	3,783,843	3,661,985
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,576,249 and 15,524,704 on June 30, 2018 and December 31, 2017, respectively	157,494	156,904
Retained earnings	283,372	266,723
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax	(23,197)	(10,300)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(3,974)	(5,926)
Net unrecognized losses on postretirement plans, net of tax	(3,756)	(3,988)
Total accumulated other comprehensive loss	(30,927)	(20,214)
Total shareholders’ equity	409,939	403,413
Total liabilities and shareholders’ equity	$4,193,782	$4,065,398
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$31,367	$28,423	$61,201	$55,485
Interest on U.S. government and sponsored enterprise obligations (taxable)	4,386	4,355	8,611	8,611
Interest on state and political subdivision obligations (nontaxable)	658	691	1,330	1,393
Interest on deposits in other banks and other investments	678	471	1,225	865
Total interest income	37,089	33,940	72,367	66,354
Interest Expense
Interest on deposits	4,459	2,987	8,208	5,541
Interest on borrowings	2,298	1,476	4,078	2,637
Interest on subordinated debentures	851	851	1,698	1,695
Total interest expense	7,608	5,314	13,984	9,873
Net interest income	29,481	28,626	58,383	56,481
Provision for credit losses	983	1,401	486	1,980
Net interest income after provision for credit losses	28,498	27,225	57,897	54,501
Non-Interest Income
Debit card income	2,126	1,992	4,055	3,826
Service charges on deposit accounts	1,933	1,957	3,769	3,780
Mortgage banking income, net	1,609	1,937	3,000	3,490
Income from fiduciary services	1,407	1,355	2,690	2,602
Brokerage and insurance commissions	685	548	1,335	1,001
Bank-owned life insurance	609	570	1,217	1,147
Other service charges and fees	506	501	968	969
Net gain on sale of securities	31	—	31	—
Other income	595	1,028	1,240	1,645
Total non-interest income	9,501	9,888	18,305	18,460
Non-Interest Expense
Salaries and employee benefits	12,728	12,162	25,290	24,095
Furniture, equipment and data processing	2,549	2,450	5,135	4,775
Net occupancy costs	1,625	1,689	3,498	3,635
Consulting and professional fees	1,116	853	1,920	1,698
Debit card expense	776	712	1,506	1,372
Regulatory assessments	501	488	1,000	1,033
Amortization of intangible assets	181	472	362	944
Other real estate owned and collection costs, net	251	344	326	300
Other expenses	3,168	2,988	6,162	5,734
Total non-interest expense	22,895	22,158	45,199	43,586
Income before income tax expense	15,104	14,955	31,003	29,375
Income tax expense	2,887	4,721	5,966	9,065
Net Income	$12,217	$10,234	$25,037	$20,310
Per Share Data
Basic earnings per share	$0.78	$0.66	$1.60	$1.31
Diluted earnings per share	$0.78	$0.66	$1.60	$1.30
Weighted average number of common shares outstanding	15,572,848	15,512,761	15,557,500	15,500,862
Diluted weighted average number of common shares outstanding	15,629,779	15,586,571	15,615,038	15,576,711
Cash dividends declared per share	$0.30	$0.23	$0.55	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net Income	$12,217	$10,234	$25,037	$20,310
Other comprehensive (loss) income:
Net change in unrealized losses on available-for-sale securities:
Net change in unrealized losses on available-for-sale securities, net of tax of $816, ($1,173), $3,482 and ($926), respectively	(2,946)	2,178	(12,675)	1,720
Net reclassification adjustment for net gains included in net income, net of tax of $7, $0, $7 and $0, respectively(1)	(24)	—	(24)	—
Net change in unrealized losses on available-for-sale securities, net of tax	(2,970)	2,178	(12,699)	1,720
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of ($123), $249, ($430) and $200, respectively	414	(462)	1,570	(372)
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($44), ($145), ($105) and ($304), respectively(2)	159	268	382	564
Net change in unrealized losses on cash flow hedging derivatives, net of tax	573	(194)	1,952	192
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($32), ($23), ($63) and ($46), respectively(3)	116	43	232	86
Other comprehensive (loss) income	(2,281)	2,027	(10,515)	1,998
Comprehensive Income	$9,936	$12,261	$14,522	$22,308

(1)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest on borrowings and subordinated debentures.

(3)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Net income	—	—	20,310	—	20,310
Other comprehensive income, net of tax	—	—	—	1,998	1,998
Stock-based compensation expense	—	816	—	—	816
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	36,535	(545)	—	—	(545)
Cash dividends declared ($0.46 per share)	—	—	(7,166)	—	(7,166)
Balance at June 30, 2017	15,512,914	$156,312	$262,559	$(11,911)	$406,960

Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413
Cumulative-effect adjustment (Note 2)	—	—	198	(198)	—
Net income	—	—	25,037	—	25,037
Other comprehensive loss, net of tax	—	—	—	(10,515)	(10,515)
Stock-based compensation expense	—	1,011	—	—	1,011
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	51,545	(421)	—	—	(421)
Cash dividends declared ($0.55 per share)	—	—	(8,586)	—	(8,586)
Balance at June 30, 2018	15,576,249	$157,494	$283,372	$(30,927)	$409,939

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating Activities
Net Income	$25,037	$20,310
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(101,749)	(86,658)
Proceeds from the sale of mortgage loans	99,778	93,557
Gain on sale of mortgage loans, net of origination costs	(2,550)	(2,656)
Depreciation and amortization expense	1,907	1,844
Investment securities amortization and accretion, net	1,559	1,551
Purchase accounting accretion, net	(1,031)	(1,487)
Stock-based compensation expense	1,011	816
Provision for credit losses	486	1,980
Amortization of intangible assets	362	944
Net (gain) loss on sale of premises and equipment	(34)	11
Net gain on sale of investment securities	(31)	—
Net increase in other real estate owned valuation allowance and gain on disposition	—	(60)
(Increase) decrease in other assets	(3,634)	2,550
Increase in other liabilities	10,065	1,167
Net cash provided by operating activities	31,176	33,869
Investing Activities
Proceeds from maturities of held-to-maturity securities	750	—
Proceeds from the sale and maturity of available-for-sale securities	73,264	67,650
Purchase of available-for-sale securities	(100,615)	(97,278)
Net increase in loans	(85,274)	(141,360)
Purchase of Federal Home Loan Bank stock	(8,450)	(7,058)
Proceeds from sale of Federal Home Loan Bank stock	6,550	3,121
Purchase of premises and equipment	(1,695)	(1,440)
Proceeds from the sale of premises and equipment	749	137
Proceeds from the liquidation of equity investment	205	—
Recoveries of previously charged-off loans	199	317
Proceeds from the sale of other real estate owned	—	641
Net cash used by investing activities	(114,317)	(175,270)
Financing Activities
Net increase in deposits	55,703	112,501
Net proceeds from borrowings less than 90 days	49,830	46,929
Repayments of wholesale repurchase agreements	—	(5,000)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(421)	(545)
Cash dividends paid on common stock	(7,796)	(7,158)
Net cash provided by financing activities	97,316	146,727
Net increase in cash, cash equivalents and restricted cash	14,175	5,326
Cash, cash equivalents, and restricted cash at beginning of period	102,971	87,707
Cash, cash equivalents and restricted cash at end of period	$117,146	$93,033
Supplemental information
Interest paid	$13,707	$9,740
Income taxes paid	5,176	4,927

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation as of June 30, 2018 and December 31, 2017, the consolidated statements of income for the three and six months ended June 30, 2018 and 2017, the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2018 and 2017, and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and six months ended June 30, 2018 is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the year ended December 31, 2017 Annual Report on Form 10-K.

The acronyms and abbreviations identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

The Company adopted the following new accounting standards in the first quarter of 2018 and such standards have been accounted for and presented within the accompanying consolidated financial statements for the three and six months ended June 30, 2018 as follows:

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

The Bank pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. As the consideration paid to its depositors is not for any separate or distinct service these costs are accounted for and presented as a reduction of debit card income upon adoption for periods beginning on January 1, 2018. For the three and six months ended June 30, 2018, cash rewards paid to certain depositors totaled $111,000 and $206,000, respectively. The Company did not revise prior period presentation on its consolidated statements of income as the modified-retrospective transition method was used.

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

ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"): In January 2016, the FASB issued ASU 2016-01 to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. Effective January 1, 2018, the Company adopted ASU 2016-01 and applied the provisions of the standard within its consolidated financial statements for the three and six months ended June 30, 2018, which included:

•
The Company's equity investments are no longer designated and accounted for as AFS securities, with the change in fair value recognized within AOCI, net of tax. Instead, the change in fair value of equity investments with a readily determinable fair value are to be recognized within net income. For the three and six months ended June 30, 2018, the Company recognized an unrealized gain of $11,000 and an unrealized loss of $24,000, respectively, for the change in fair value of its equity investments within other income on the Company's consolidated statements of income. The recognition for the change in fair value within net income was applied prospectively, and the Company recorded a cumulative-effect adjustment as of January 1, 2018 for its equity investments to reclassify the unrealized gain, net of tax, of $198,000 previously recognized within AOCI to retained earnings.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") that provided another transition method in addition to the modified retrospective method provided for within ASU 2016-02. ASU 2018-11 allows companies to initially apply the new leases standards at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, should a company elect to utilize the option transition method provided for within ASU 2018-11, it will apply the disclosure requirements under Topic 840, Leases ("Topic 840"), for the comparative periods that continue to presented in accordance with Topic 840. The Company is currently assessing its adoption method for ASU 2016-02, as updated by ASU 2018-11.

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

NOTE 3 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,217	$10,234	$25,037	$20,310
Dividends and undistributed earnings allocated to participating securities(1)	(30)	(43)	(70)	(88)
Net income available to common shareholders	$12,187	$10,191	$24,967	$20,222
Weighted-average common shares outstanding for basic EPS	15,572,848	15,512,761	15,557,500	15,500,862
Dilutive effect of stock-based awards(2)	56,931	73,810	57,538	75,849
Weighted-average common and potential common shares for diluted EPS	15,629,779	15,586,571	15,615,038	15,576,711
Earnings per common share(1):
Basic EPS	$0.78	$0.66	$1.60	$1.31
Diluted EPS	$0.78	$0.66	$1.60	$1.30
Awards excluded from the calculation of diluted EPS(3):
Stock options	—	585	—	585
(1) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Represents the effect of the assumed exercise of stock options, vesting of restricted shares and vesting of restricted stock units utilizing the treasury stock method. Not included are the unvested LTIP awards, which are the Company's performance-based awards.
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

NOTE 4 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$4,779	$56	$(3)	$4,832
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	512,595	386	(17,713)	495,268
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	305,690	47	(12,383)	293,354
Subordinated corporate bonds	5,485	82	(21)	5,546
Total AFS investments	$828,549	$571	$(30,120)	$799,000
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$93,062	$133	$(1,594)	$91,601
Total HTM investments	$93,062	$133	$(1,594)	$91,601
December 31, 2017
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$7,232	$103	$—	$7,335
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	510,176	597	(7,471)	503,302
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	279,575	14	(6,790)	272,799
Subordinated corporate bonds	5,484	173	—	5,657
Equity investments(1)	554	252	—	806
Total AFS investments	$803,021	$1,139	$(14,261)	$789,899
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$94,073	$1,077	$(237)	$94,913
Total HTM investments	$94,073	$1,077	$(237)	$94,913

(1)
As of December 31, 2017, equity investments were classified as AFS investments. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible to be classified as AFS upon adoption of ASU 2016-01. Refer to Note 2 for further details.

Net unrealized losses on AFS investments at June 30, 2018 included in AOCI amounted to $23.2 million, net of a deferred tax benefit of $6.4 million. Net unrealized losses on AFS investments at December 31, 2017 included in AOCI amounted to $10.3 million, net of a deferred tax benefit of $2.8 million.

For the six months ended June 30, 2018 and 2017, the Company purchased debt investments of $100.6 million and $97.3 million, respectively, all of which were designated as AFS investments.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position at June 30, 2018 and December 31, 2017, by length of time that an individual security in each category has been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
AFS Investments:
Obligations of states and political subdivisions	$1,517	$(3)	$—	$—	$1,517	$(3)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	240,208	(6,256)	240,607	(11,457)	480,815	(17,713)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	128,698	(2,837)	149,438	(9,546)	278,136	(12,383)
Subordinated corporate bonds	964	(21)	—	—	964	(21)
Total AFS investments	$371,387	$(9,117)	$390,045	$(21,003)	$761,432	$(30,120)
HTM Investments:
Obligations of states and political subdivisions	$63,572	$(1,119)	$10,229	$(475)	$73,801	$(1,594)
Total HTM investments	$63,572	$(1,119)	$10,229	$(475)	$73,801	$(1,594)
December 31, 2017
AFS Investments:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$221,466	$(2,393)	$233,971	$(5,078)	$455,437	$(7,471)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	102,612	(696)	164,389	(6,094)	267,001	(6,790)
Total AFS investments	$324,078	$(3,089)	$398,360	$(11,172)	$722,438	$(14,261)
HTM Investments:
Obligations of states and political subdivisions	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)
Total HTM investments	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)

At June 30, 2018 and December 31, 2017, the Company held 337 and 209 debt investments classified as AFS and HTM with a fair value of $835.2 million and $741.2 million that were in an unrealized loss position totaling $31.7 million and $14.5 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $390.0 million and $398.4 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $21.0 million and $11.2 million at June 30, 2018 and December 31, 2017, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on debt investments and is not indicative of an overall change in credit quality or other factors with the Company's AFS and HTM investment portfolio. At June 30, 2018 and December 31, 2017, gross unrealized losses on the Company's AFS and HTM investments were 3.8% and 2.0%, respectively, of its respective fair value.

The Company has the intent and ability to retain its debt investments in an unrealized loss position at June 30, 2018 until the decline in value has recovered.

Sale of AFS Investments:
The following table details the Company's sales of AFS investments for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales of investments	$9,898	$—	$9,898	$—
Gross realized gains	31	—	31	—

For the three and six months ended June 30, 2018, the Company sold certain AFS investments with a total carrying value of $9.9 million and recorded net gains on the sale of AFS securities of $31,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

The Company did not sell any securities during the three and six months ended June 30, 2017.

AFS and HTM Investments Pledged:
At June 30, 2018 and December 31, 2017, AFS and HTM investments with an amortized cost of $689.6 million and $702.5 million and estimated fair values of $663.8 million and $691.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at June 30, 2018, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$10,124	$10,080
Due after one year through five years	116,798	113,751
Due after five years through ten years	195,301	187,899
Due after ten years	506,326	487,270
	$828,549	$799,000
HTM Investments
Due in one year or less	$2,575	$2,583
Due after one year through five years	3,598	3,626
Due after five years through ten years	17,022	16,924
Due after ten years	69,867	68,468
	$93,062	$91,601

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Equity securities - bank stock (carried at fair value)(1)	$544	$228	$—	$772
FHLBB (carried at cost)	20,196	—	—	20,196
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$26,114	$228	$—	$26,342
December 31, 2017
FHLBB (carried at cost)	$18,296	$—	$—	$18,296
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$23,670	$—	$—	$23,670

(1)
Effective January 1, 2018, these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible for AFS classification upon adoption of ASU 2016-01. Refer to Note 2 for further details.

For the three and six months ended June 30, 2018, the Company recognized an unrealized gain (loss) of $11,000 and $(24,000), respectively, due to the change in fair value of its bank stock equity securities, and has been presented within other income on the consolidated statements of income. In addition, the Company's investment in a reinsurance program liquidated during the three months ended March 31, 2018, and a gain of $195,000 was recognized within other income on the Company's consolidated statements of income for the six months ended June 30, 2018.

The Bank is a member of the FHLBB and FRBB, and as a member, the Bank is required to hold a certain amount of FHLBB and FRB common stock. This stock is a non-marketable equity security and is reported at cost. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. For the three or six months ended June 30, 2018 and 2017, the Company did not record any other-than-temporary impairment on its FHLBB and FRB stock.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Residential real estate	$907,910	$858,369
Commercial real estate	1,190,052	1,164,023
Commercial	386,393	373,400
Home equity	323,671	323,378
Consumer	19,506	18,149
HPFC	39,997	45,120
Total loans	$2,867,529	$2,782,439

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs totaling:

	June 30, 2018	December 31, 2017
Net unamortized fair value mark discount on acquired loans	$5,199	$6,207
Net unamortized loan origination costs	(947)	(963)
Total	$4,252	$5,244

The Bank’s lending activities are primarily conducted in Maine, but also include loan production offices in Massachusetts and New Hampshire. The Company originates single family and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

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

There were no significant changes in the Company's ALL methodology during the six months ended June 30, 2018.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the three and six months ended June 30, 2018 and 2017, and for the year ended December 31, 2017:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three and Six Months Ended June 30, 2018
ALL for the three months ended:
Beginning balance	$5,497	$10,286	$4,126	$2,427	$230	$424	$22,990
Loans charged off	(85)	(86)	(127)	(75)	(16)	—	(389)
Recoveries	15	2	57	1	2	—	77
Provision (credit)(1)	352	108	247	263	44	(24)	990
Ending balance	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
ALL for the six months ended:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(116)	(512)	(298)	(224)	(42)	—	(1,192)
Recoveries	15	15	120	44	5	—	199
Provision (credit)(1)	794	(1,056)	310	429	64	(51)	490
Ending balance	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
ALL balance attributable to loans:
Individually evaluated for impairment	$585	$23	$—	$226	$—	$—	$834
Collectively evaluated for impairment	5,194	10,287	4,303	2,390	260	400	22,834
Total ending ALL	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
Loans:
Individually evaluated for impairment	$5,400	$5,093	$1,611	$487	$—	$—	$12,591
Collectively evaluated for impairment	902,510	1,184,959	384,782	323,184	19,506	39,997	2,854,938
Total ending loans balance	$907,910	$1,190,052	$386,393	$323,671	$19,506	$39,997	$2,867,529
For The Three and Six Months Ended June 30, 2017
ALL for the three months ended:
Beginning balance	$4,271	$12,726	$3,815	$2,107	$175	$627	$23,721
Loans charged off	(190)	(9)	(145)	(391)	(48)	(81)	(864)
Recoveries	4	10	118	—	2	—	134
Provision (credit)(1)	396	121	487	378	53	(32)	1,403
Ending balance	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
ALL for the six months ended:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(195)	(12)	(281)	(392)	(62)	(81)	(1,023)
Recoveries	4	113	195	1	4	—	317
Provision (credit)(1)	512	593	606	291	59	(77)	1,984
Ending balance	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
ALL balance attributable to loans:
Individually evaluated for impairment	$468	$1,116	$120	$—	$—	$—	$1,704
Collectively evaluated for impairment	4,013	11,732	4,155	2,094	182	514	22,690
Total ending ALL	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
Loans:
Individually evaluated for impairment	$4,451	$13,116	$2,067	$446	$—	$—	$20,080
Collectively evaluated for impairment	827,126	1,125,640	368,634	326,637	17,035	51,117	$2,716,189
Total ending loans balance	$831,577	$1,138,756	$370,701	$327,083	$17,035	$51,117	$2,736,269

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2017
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(482)	(124)	(1,014)	(434)	(124)	(290)	(2,468)
Recoveries	30	141	301	2	17	6	497
Provision (credit)(1)	1,378	(308)	1,129	605	159	63	3,026
Ending balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
ALL balance attributable to loans:
Individually evaluated for impairment	$568	$1,441	$—	$—	$—	$—	$2,009
Collectively evaluated for impairment	4,518	10,422	4,171	2,367	233	451	22,162
Total ending ALL	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans:
Individually evaluated for impairment	$5,171	$6,199	$1,791	$429	$—	$—	$13,590
Collectively evaluated for impairment	853,198	1,157,824	371,609	322,949	18,149	45,120	2,768,849
Total ending loans balance	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

(1)
The provision for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At June 30, 2018 and 2017, and December 31, 2017, the reserve for unfunded commitments was $16,000, $7,000 and $20,000, respectively.

The following reconciles the three and six months ended June 30, 2018 and 2017, and year ended December 31, 2017 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2017
	2018	2017	2018	2017
Provision for loan losses	$990	$1,403	$490	$1,984	$3,026
Change in reserve for unfunded commitments	(7)	(2)	(4)	(4)	9
Provision for credit losses	$983	$1,401	$486	$1,980	$3,035

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of June 30, 2018, the Company's total exposure to the lessors of nonresidential buildings' industry was 11% of the total loan portfolio and 25% of the total commercial real estate portfolio. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2018.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
June 30, 2018
Pass (Grades 1-6)	$895,277	$1,165,799	$369,697	$—	$—	$38,209	$2,468,982
Performing	—	—	—	321,993	19,486	—	341,479
Special Mention (Grade 7)	654	6,235	12,605	—	—	158	19,652
Substandard (Grade 8)	11,979	18,018	4,091	—	—	1,630	35,718
Non-performing	—	—	—	1,678	20	—	1,698
Total	$907,910	$1,190,052	$386,393	$323,671	$19,506	$39,997	$2,867,529
December 31, 2017
Pass (Grades 1-6)	$846,394	$1,130,235	$354,904	$—	$—	$43,049	$2,374,582
Performing	—	—	—	321,727	18,149	—	339,876
Special Mention (Grade 7)	922	9,154	12,517	—	—	191	22,784
Substandard (Grade 8)	11,053	24,634	5,979	—	—	1,880	43,546
Non-performing	—	—	—	1,651	—	—	1,651
Total	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2018
Residential real estate	$1,632	$721	$4,653	$7,006	$900,904	$907,910	$—	$5,742
Commercial real estate	4,823	25	916	5,764	1,184,288	1,190,052	—	5,600
Commercial	263	1,228	1,500	2,991	383,402	386,393	—	1,934
Home equity	995	242	1,421	2,658	321,013	323,671	—	1,680
Consumer	62	24	20	106	19,400	19,506	—	20
HPFC	264	191	834	1,289	38,708	39,997	—	834
Total	$8,039	$2,431	$9,344	$19,814	$2,847,715	$2,867,529	$—	$15,810
December 31, 2017
Residential real estate	$3,871	$1,585	$4,021	$9,477	$848,892	$858,369	$—	$4,979
Commercial real estate	849	323	5,528	6,700	1,157,323	1,164,023	—	5,642
Commercial	329	359	1,535	2,223	371,177	373,400	—	2,000
Home equity	1,046	173	1,329	2,548	320,830	323,378	—	1,650
Consumer	57	10	—	67	18,082	18,149	—	—
HPFC	139	1,372	419	1,930	43,190	45,120	—	1,043
Total	$6,291	$3,822	$12,832	$22,945	$2,759,494	$2,782,439	$—	$15,314

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $174,000, $336,000, $277,000 and $486,000 for the three and six months ended June 30, 2018 and 2017, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Residential real estate	24	24	$3,540	$3,604	$442	$452
Commercial real estate	2	3	352	976	23	16
Commercial	6	7	1,278	1,345	—	—
Home equity	2	2	306	307	114	—
Total	34	36	$5,476	$6,232	$579	$468

At June 30, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $4.0 million and $1.5 million, respectively. At December 31, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $5.0 million and $1.2 million, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three and six months ended June 30, 2018 and 2017:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2018	2017	2018	2017	2018	2017	2018	2017
For the three months ended
Residential:
Interest rate and maturity concession	1	—	$163	$—	$186	$—	$39	$—
Home equity:
Interest rate and maturity concession	—	1	—	315	—	315	—	—
Total	1	1	$163	$315	$186	$315	$39	$—
For the six months ended
Residential real estate:
Interest rate and maturity concession	1	—	$163	$—	$186	$—	$39	$—
Maturity concession	—	1	—	151	—	151	—	15
Home equity:
Interest rate and maturity concession	—	1	—	315	—	315	—	—
Total	1	2	$163	$466	$186	$466	$39	$15

For the three and six months ended June 30, 2018, one home equity loan with a recorded investment of $299,000 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted. For the three and six months ended June 30, 2017, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the three and six months ended June 30, 2018 and 2017, and as of and for the year-ended December 31, 2017:

				For the Three Months Ended		For the Six Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2018:
With an allowance recorded:
Residential real estate	$3,506	$3,506	$585	$3,525	$39	$3,636	$69
Commercial real estate	351	351	23	1,971	10	3,121	11
Commercial	—	—	—	—	—	—	—
Home equity	465	465	226	306	—	204	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	4,322	4,322	834	5,802	49	6,961	80
Without an allowance recorded:
Residential real estate	1,894	2,200	—	1,704	7	1,574	14
Commercial real estate(1)	4,742	5,080	—	2,556	(3)	1,963	—
Commercial	1,611	2,785	—	1,663	2	1,705	4
Home equity(2)	22	61	—	183	(2)	265	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	8,269	10,126	—	6,106	4	5,507	18
Total impaired loans	$12,591	$14,448	$834	$11,908	$53	$12,468	$98
June 30, 2017:
With an allowance recorded:
Residential real estate	$3,026	$3,026	$468	$3,034	$29	$3,030	$55
Commercial real estate	12,049	12,049	1,116	11,901	11	11,777	11
Commercial	121	121	120	41	—	21	—
Home equity	—	—	—	204	—	251	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	49	—
Ending Balance	15,196	15,196	1,704	15,180	40	15,128	66
Without an allowance recorded:
Residential real estate	1,425	1,786	—	1,327	5	1,310	7
Commercial real estate	1,067	1,303	—	1,251	4	1,477	14
Commercial	1,946	3,120	—	1,962	2	1,993	5
Home equity	446	632	—	236	4	187	4
Consumer	—	—	—	2	—	4	—
HPFC	—	—	—	—	—	—	—
Ending Balance	4,884	6,841	—	4,778	15	4,971	30
Total impaired loans	$20,080	$22,037	$1,704	$19,958	$55	$20,099	$96

(1)
Negative interest income recognized for the three months ended June 30, 2018 represents the re-allocation of interest income between "without an allowance recorded" and "with an allowance recorded" during the period.

(2)
Negative interest income recognized for the three months ended June 30, 2018 was due to the reversal of interest income recognized for the three months ended March 31, 2018 upon the redefault of a TDR during the three months ended June 30, 2018.

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

Loan Sales:
For the three and six months ended June 30, 2018 and 2017, the Company sold $52.0 million, $97.2 million, $47.9 million, and $90.9 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.3 million, $2.6 million, $1.4 million and $2.7 million, respectively.

At June 30, 2018 and December 31, 2017, the Company had certain residential mortgage loans with a principal balance of $12.6 million and $8.1 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2018 and December 31, 2017, recorded an unrealized gain of $69,000 and $37,000, respectively. For the three and six months ended June 30, 2018 and 2017, the Company recorded within mortgage banking income, net on its consolidated statements of income the net change in unrealized gains (losses) of $23,000, $32,000, $(63,000), and $191,000, respectively, on its loans held for sale.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at June 30, 2018 and December 31, 2017. The fair value of its forward delivery commitments at June 30, 2018 and December 31, 2017 was $192,000 and $142,000, respectively. For the three months ended June 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $69,000 and $137,000, respectively. For the six months ended June 30, 2018 and 2017, the net unrealized gain from the change in fair value on the company's forward delivery commitments reported within mortgage banking income, net on the consolidated statement of income was $50,000 and $19,000, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:

At June 30, 2018 and December 31, 2017, the Company had $1.4 million and $1.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at June 30, 2018 and December 31, 2017.

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at June 30, 2018 and December 31, 2017, and specifically the Bank was "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to June 30, 2018 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$413,153	14.33%	9.88%	N/A	$396,451	14.14%	9.25%	N/A
Tier I risk-based capital ratio	374,470	12.99%	7.88%	N/A	357,261	12.74%	7.25%	N/A
Common equity Tier I risk-based capital ratio	331,470	11.49%	6.38%	N/A	316,677	11.30%	5.75%	N/A
Tier I leverage capital ratio	374,470	9.30%	4.00%	N/A	357,261	9.07%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$382,585	13.26%	9.88%	10.00%	$369,540	13.18%	9.25%	10.00%
Tier I risk-based capital ratio	358,902	12.44%	7.88%	8.00%	345,350	12.32%	7.25%	8.00%
Common equity Tier I risk-based capital ratio	358,902	12.44%	6.38%	6.50%	345,350	12.32%	5.75%	6.50%
Tier I leverage capital ratio	358,902	8.93%	4.00%	5.00%	345,350	8.80%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At June 30, 2018 and December 31, 2017, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at June 30, 2018 and December 31, 2017, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

NOTE 7 – INCOME TAXES

The Company's effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense	$2,887	$4,721	$5,966	$9,065
Income before income tax expense	$15,104	$14,955	$31,003	$29,375
Effective tax rate(1)	19.1%	31.6%	19.2%	30.9%

(1)	On December 22, 2017, the Tax Act was enacted, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.
The components of net periodic benefit cost for the periods ended June 30, 2018 and 2017 were as follows:

Supplemental Executive Retirement Plan:

		Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost	Income Statement Presentation	2018	2017	2018	2017
Service cost	Salaries and employee benefits	$111	$84	$223	$168
Interest cost	Other expenses	122	113	244	225
Recognized net actuarial loss	Other expenses	140	62	280	124
Total		$373	$259	$747	$517

Other Postretirement Benefit Plan:

		Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost	Income Statement Presentation	2018	2017	2018	2017
Service cost	Salaries and employee benefits	$11	$13	$23	$26
Interest cost	Other expenses	33	36	66	72
Recognized net actuarial loss	Other expenses	14	10	27	20
Amortization of prior service credit	Other expenses	(6)	(6)	(12)	(12)
Total		$52	$53	$104	$106

NOTE 9 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	June 30, 2018	December 31, 2017
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$247,748	$244,646
FHLBB borrowings	285,000	250,000
Overnight borrowings	58,900	47,150
Total short-term borrowings	$591,648	$541,796
Long-Term Borrowings (maturity greater than one year):
FHLBB borrowings	$10,000	$10,000
Capital lease obligation	756	791
Total long-term borrowings	$10,756	$10,791

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of June 30, 2018 and December 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
June 30, 2018
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$1,267	$—	$—	$—	$1,267
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	54,667	—	—	—	54,667
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	191,814	—	—	—	191,814
Total Customer Repurchase Agreements	247,748	—	—	—	247,748
Total Repurchase Agreements	$247,748	$—	$—	$—	$247,748
December 31, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$630	$—	$—	$—	$630
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	98,460	—	—	—	98,460
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,556	—	—	—	145,556
Total Customer Repurchase Agreements	244,646	—	—	—	244,646
Total Repurchase Agreements	$244,646	$—	$—	$—	$244,646

Certain customers held CDs totaling $921,000 and $920,000 with the Bank at June 30, 2018 and December 31, 2017, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of the Company's fixed-rate interest rate lock commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed-rate interest rate lock commitments as Level 2 as the quoted secondary market prices are the more significant input, and while the Company's internal pull-through rate estimate is a Level 3 estimate it is less significant to the ultimate valuation.

The fair value of the Company's forward delivery commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed-rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2018
Financial assets:
Loans held for sale	$12,656	$—	$12,656	$—
AFS investments:
Obligations of states and political subdivisions	4,832	—	4,832	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	495,268	—	495,268	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	293,354	—	293,354	—
Subordinated corporate bonds	5,546	—	5,546	—
Equity securities - bank stock	772	—	772	—
Customer loan swaps	13,250	—	13,250	—
Fixed-rate mortgage interest rate lock commitments	331	—	331	—
Forward delivery commitments	212	—	212	—
FHLBB advance interest rate swaps	89	—	89	—
Financial liabilities:
Junior subordinated debt interest rate swaps	5,151	—	5,151	—
Customer loan swaps	13,250	—	13,250	—
Fixed-rate mortgage interest rate lock commitments	54	—	54	—
Forward delivery commitments	20	—	20	—
December 31, 2017
Financial assets:
Loans held for sale	$8,103	$—	$8,103	$—
AFS investments:
Obligations of states and political subdivisions	7,335	—	7,335	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	503,302	—	503,302	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	272,799	—	272,799	—
Subordinated corporate bonds	5,657	—	5,657	—
Equity investments	806	—	806	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	307	—	307	—
Forward delivery commitments	158	—	158	—
FHLBB advance interest rate swaps	21	—	21	—
Financial liabilities:
Junior subordinated debt interest rate swaps	7,571	—	7,571	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	22	—	22	—
Forward delivery commitments	16	—	16	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, which are loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified within Level 3 of the fair value hierarchy. At June 30, 2018 and December 31, 2017, the mortgage servicing assets were not carried at fair value.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2018 for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the six months ended June 30, 2018 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2018
Financial assets:
Collateral-dependent impaired loans	$938	$—	$—	$938
Non-financial assets:
OREO	130	—	—	130
December 31, 2017
Financial assets:
Collateral-dependent impaired loans	$3,696	$—	$—	$3,696
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2018
Collateral-dependent impaired loans:
Partially charged-off	$422	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	516	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling cost	10%	(10%)
December 31, 2017
Collateral-dependent impaired loans:
Partially charged-off	$86	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(18%)
			Estimated selling costs	0 - 10%	(6%)
Specifically reserved	3,610	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling costs	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2018
Financial assets:
HTM securities	$93,062	$91,601	$—	$91,601	$—
Residential real estate loans(1)	902,131	878,089	—	—	878,089
Commercial real estate loans(1)	1,179,742	1,136,054	—	—	1,136,054
Commercial loans(1)(2)	421,688	416,096	—	—	416,096
Home equity loans(1)	321,055	313,233	—	—	313,233
Consumer loans(1)	19,246	18,306	—	—	18,306
Servicing assets	909	1,851	—	—	1,851
Financial liabilities:
Time deposits	$569,455	$562,245	$—	$562,245	$—
Short-term borrowings	591,648	591,376	—	591,376	—
Long-term borrowings	10,756	10,654	—	10,654	—
Subordinated debentures	58,989	47,805	—	47,805	—
December 31, 2017
Financial assets:
HTM securities	$94,073	$94,913	$—	$94,913	$—
Residential real estate loans(1)	853,283	853,056	—	—	853,056
Commercial real estate loans(1)	1,152,160	1,115,618	—	—	1,115,618
Commercial loans(1)(2)	413,898	401,902	—	—	401,902
Home equity loans(1)	321,011	318,230	—	—	318,230
Consumer loans(1)	17,916	17,335	—	—	17,335
Servicing assets	1,025	1,766	—	—	1,766
Financial liabilities:
Time deposits	$517,032	$512,483	$—	$512,483	$—
Short-term borrowings	541,796	541,605	—	541,605	—
Long-term borrowings	10,791	10,777	—	10,777	—
Subordinated debentures	58,911	44,333	—	44,333	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	June 30, 2018	December 31, 2017
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$499,559	$477,401
Residential	47,554	41,368
Commercial and commercial real estate	35,205	49,482
Letters of credit	3,009	2,848
Other commitments	2,327	523
Derivative Financial Instruments:
Customer loan swaps	$728,226	$703,336
Junior subordinated debt interest rate swaps	43,000	43,000
Interest rate lock commitments	27,736	21,746
FHLBB advance interest rate swaps	25,000	50,000
Forward delivery commitments	12,585	8,065

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

Derivative Financial Instruments
The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of Company's normal mortgage origination process, it provides the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, the Company is subject to the risk of interest rate change. In an effort to mitigate such risk, the Company may enter into forward delivery sales commitments, typically on a "best effort" basis, with certain approved investors. The Company accounts for its interest rate lock commitments on loans within the normal origination process for which it intends to sell as a derivative instrument. Furthermore, the Company records a derivative for its "best effort" forward delivery commitments upon origination of a loan identified as held for sale. Should the Company enter into a forward delivery commitment on a mandatory delivery arrangement with an investor, it accounts for the forward delivery commitment upon execution of the contract.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		June 30, 2018			December 31, 2017
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	63	$331,966	$(13,250)	42	$226,884	$(5,036)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	11	32,147	390	23	124,784	1,799
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	74	364,113	12,860	65	351,668	3,237
Total		148	$728,226	$—	130	$703,336	$—

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At June 30, 2018, the Company posted $5.5 million of cash as collateral to the counterparty and was presented within other assets on the consolidated statements of financial condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					June 30, 2018	December 31, 2017
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$259	$527
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	1,507	2,133
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	1,478	2,129
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	798	1,137
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	1,109	1,645
$43,000					$5,151	$7,571

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three and six months ended June 30, 2018 and 2017, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the six months ended June 30, 2018 and 2017 were $489,000 and $666,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

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

		June 30, 2018		December 31, 2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other Assets	$21,956	$331	$19,886	$307
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	5,780	(54)	1,860	(22)
Total		$27,736	$277	$21,746	$285

For the three months ended June 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $4,000 and $235,000, respectively. For the six months ended June 30, 2018 and 2017, the net unrealized (loss) gain from the change in fair value on the Company's mortgage interest rate locks was ($8,000) and $223,000, respectively.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. One contract matured on February 25, 2018 and the other is scheduled to mature on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and six months ended June 30, 2018 and 2017, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts that are in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. At June 30, 2018, the counterparty posted to the Bank $12.7 million of cash as collateral on its FHLBB advance interest rate swap and customer loan swap contracts. The collateral posted by the counterparty to the Bank is not readily available and has been designated as restricted cash and was presented within interest-bearing deposits in other banks on the consolidated statements of condition.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					June 30, 2018	December 31, 2017
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Fair Value(1)	Fair Value(1)
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$—	$20
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	89	1
					$89	$21

(1)	Presented within other assets on the consolidated statements of condition.

Net payments received from (paid to) the counterparty for the six months ended June 30, 2018 and 2017 were $2,000 and $(189,000), respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

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

		June 30, 2018		December 31, 2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$10,929	$212	$6,692	$158
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,656	(20)	1,373	(16)
Total		$12,585	$192	$8,065	$142

For the three months ended June 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income was $69,000 and $137,000, respectively. For the six months ended June 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income was $50,000 and $19,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended June 30		For The Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Effective portion of unrealized gains (losses) recognized within OCI during the period, net of tax	$414	$(462)	$1,570	$(372)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$203	$413	$487	$868
(1) Reclassified into the consolidated statements of income within interest expense.

The Company expects approximately $548,000 (pre-tax) to be reclassified to interest expense from AOCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2018.

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

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements adopted during the six months ended June 30, 2018 and the impact to our consolidated financial statements, as well as the status of issued accounting pronouncements yet to be adopted and implemented.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible equity, efficiency ratio; tax equivalent net interest income; tangible book value per share; and tangible common equity ratio. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income, as presented	$12,217	$10,234	$25,037	$20,310
Amortization of intangible assets, net of tax(1)	143	307	286	614
Net income, adjusted for amortization of intangible assets	$12,360	$10,541	$25,323	$20,924
Average shareholders' equity	$404,874	$403,623	$403,756	$398,976
Less: average goodwill and other intangible assets	(99,377)	(100,745)	(99,472)	(100,986)
Average tangible equity	$305,497	$302,878	$304,284	$297,990
Return on average tangible equity	16.23%	13.96%	16.78%	14.16%
Return on average shareholders' equity	12.10%	10.17%	12.50%	10.27%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-interest expense, as presented	$22,895	$22,158	$45,199	$43,586
Net interest income, as presented	$29,481	$28,626	$58,383	$56,481
Add: effect of tax-exempt income(1)	257	525	511	1,045
Non-interest income, as presented	9,501	9,888	18,305	18,460
Less: net gain on sale of securities	(31)	—	(31)	—
Adjusted net interest income plus non-interest income	$39,208	$39,039	$77,168	$75,986
Non-GAAP efficiency ratio	58.39%	56.76%	58.57%	57.36%
GAAP efficiency ratio	58.73%	57.53%	58.94%	58.16%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income, as presented	$29,481	$28,626	$58,383	$56,481
Add: effect of tax-exempt income(1)	257	525	511	1,045
Net interest income, tax equivalent	$29,738	$29,151	$58,894	$57,526

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Tangible Book Value per Share. Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end. The following table reconciles tangible book value per share to book value per share. Tangible book value per share is a common measure within our industry when assessing the value of a Company as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets (the numerator) to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged.

	June 30, 2018	December 31, 2017	June 30, 2017
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$409,939	$403,413	$406,960
Less: goodwill and other intangibles	(99,289)	(99,652)	(100,517)
Tangible shareholders’ equity	$310,650	$303,761	$306,443
Shares outstanding at period end	15,576,249	15,524,704	15,512,914
Tangible book value per share	$19.94	$19.57	$19.75
Book value per share	$26.32	$25.99	$26.23
Tangible Common Equity Ratio:
Total assets	$4,193,782	$4,065,398	$4,036,367
Less: goodwill and other intangibles	(99,289)	(99,652)	(100,517)
Tangible assets	$4,094,493	$3,965,746	$3,935,850
Tangible common equity ratio	7.59%	7.66%	7.79%
Shareholders' equity to total assets	9.77%	9.92%	10.08%

EXECUTIVE OVERVIEW

Operating Results
Net income and diluted EPS for the three months ended June 30, 2018 was $12.2 million and $0.78 per share, respectively, representing increases over the same period of 2017 of 19% and 18%. The increase in net income of $2.0 million for the three months ended June 30, 2018 over the same period last year was due to the following factors:

•
Our effective tax rate for the three months ended June 30, 2018 was 19.1%, compared to 31.6% for the three months ended June 30, 2017. The decrease in our effective tax rate was due to the decrease in the federal corporate income tax rate from 35% to 21%, as tax reform was passed in December 2017 and went into effect on January 1, 2018. As a result, the estimated benefit for the Company for the three months ended was $1.8 million in lower income tax expense, or $0.11 per diluted share.

•	Total revenue (sum of net interest income and non-interest income) increased $468,000, or 1%.

◦
Net interest income growth of $855,000, or 3% due to average loan growth of 5% and our ability to fund loan growth through average low-cost deposit growth (demand, interest checking, savings and money market) of 10%. Low-cost deposit growth continues be a major focus as we are in a period of rising interest rates and borrowings continue to be a more expensive source of funding asset growth, highlighted by an increase in our average borrowing rate of 63 basis points to 1.96% for the three months ended June 30, 2018 over the same period last year.

◦
Non-interest income decreased $387,000, or 4%, primarily due to a decrease in back-to-back commercial loans swap fees of $483,000 and a decrease in mortgage banking income of $328,000, partially offset by an increase in brokerage and insurance commissions of $137,000 and debit card income of $134,000.

•
The provision for credit losses decreased $418,000 due to overall improved asset quality, highlighted by a non-performing loans to total loans ratio of 0.69% at June 30, 2018, compared to 1.12% at June 30, 2017.

•
Non-interest expense increased $737,000, or 3%, partially offsetting the income increases outlined above. Our efficiency ratio (non-GAAP) for the three months ended June 30, 2018 was 58.39%, compared to 56.76% for the three months ended June 30, 2017.

Net income and diluted EPS for the six months ended June 30, 2018 was $25.0 million and $1.60 per share, respectively, representing increases over the same period of 2017 of 23%. The increase in net income of $2.0 million for the six months ended June 30, 2018 over the same period last year was due to the following factors:

•
Our effective tax rate for the six months ended June 30, 2018 was 19.2%, compared to 30.9% for the six months ended June 30, 2017. The estimated benefit from federal tax reform for the Company for the six months ended June 30, 2018 was $3.6 million in lower income tax expense, or $0.23 per diluted share.

•	Total revenue increased $1.7 million, or 2%.

◦
Net interest income growth of $1.9 million, or 3%, was due to average loan growth of 5% and our ability to fund loan growth through average low-cost deposit growth of 9% between periods. This was partially offset by a decrease in fair value mark accretion income on acquired loans and recoveries on previously charged-off acquired loans of $529,000 between periods driving a decrease in net interest margin on a fully-taxable basis between periods of 5 basis points to 3.10% for the six months ended June 30, 2018.

◦	Non-interest income decreased $155,000, or 1%.

•
The provision for credit losses decreased $1.5 million due to overall improved asset quality, including the favorable resolution of one large non-accruing commercial real estate loan in the first quarter of 2018 that resulted in the release of the associated specific reserve.

Our key profitability measures for the periods indicated were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	June 30, 2017	Increase (Decrease)	June 30, 2018	June 30, 2017	Increase (Decrease)
Return on average assets	1.19%	1.03%	0.16%	1.24%	1.04%	0.20%
Return on average equity	12.10%	10.17%	1.93%	12.50%	10.27%	2.23%
Return on average tangible equity(1)	16.23%	13.96%	2.27%	16.78%	14.16%	2.62%

(1)	This is a non-GAAP measure. Refer to the "— Non-GAAP Financial Measures and Reconciliation to GAAP" above.

Financial Condition
Total assets of $4.2 billion at June 30, 2018 increased 3% since December 31, 2017 driven by loan growth, including loans held for sale, of $89.6 million, or 6% annualized. For the first half of 2018, loan growth was driven by residential mortgages of $49.5 million, or 6%, followed by commercial real estate loan growth of $26.0 million, or 2%, and commercial loan growth, excluding the Healthcare Professional Funding Corporation loan portfolio ("HPFC"), of $13.0 million, or 3%.

Total funding at June 30, 2018 was $3.7 billion, representing an increase of 3% since December 31, 2017 led by low-cost deposit growth of $46.7 million, or 2%, and borrowings of $49.9 million, or 8%. At June 30, 2018, our loan-to-deposit ratio was 94%, compared to 93% at December 31, 2017.

Asset quality remained strong across our loan portfolio throughout the first half of 2018, highlighted by our non-performing assets to total assets ratio of 0.48%, non-performing loans to total loans ratio of 0.69% and a loans 30-89 days past due to total loans ratio of 0.20% at June 30, 2018.

Our capital position at June 30, 2018 was well in excess of regulatory requirements, including a total risk-based capital ratio of 14.33% and a Tier I leverage ratio of 9.30%. At June 30, 2018, the Company's tangible common equity ratio (non-GAAP) was 7.59%.

We increased our second quarter dividend to shareholders $0.05 per share, or 20%, to $0.30 per share, payable on July 31, 2018, to shareholders of record as of July 13, 2018. Our second quarter 2018 dividend of $0.30 per share represents a 30% increase in our second quarter of 2017 dividend rate.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue accounted for 76% and 75% of total revenues (net interest income and non-interest income) for the six months ended June 30, 2018 and 2017, respectively, is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Our net interest margin on a fully-taxable basis, which is calculated as annualized net interest income on a fully-taxable basis over total average interest-earning assets, for the three months ended June 30, 2018 and 2017 was 3.10% and 3.16%, respectively, and for the six months ended June 30, 2018 and 2017 was 3.10% and 3.15%, respectively.

Net Interest Income — Three Months Ended June 30, 2018 and 2017. Net interest income on a fully-taxable basis for the three months ended June 30, 2018 was $29.7 million, representing an increase of $587,000, or 2%, over the same period last year.

Average loans grew $131.8 million, or 5%, over this period and were funded by low-cost deposit (demand, interest checking, savings and money market) growth of $202.4 million, or 10%, while average borrowings (including brokered deposits) decreased by $110.1 million, or 11%. For the three months ended June 30, 2018, average deposits were 76% of our total average funding, compared to 72% for the same period last year.

For the three months ended June 30, 2018, net interest margin on a fully-taxable basis was 3.10%, representing a 6 basis points decrease compared to the same period last year. The decrease in our net interest margin on a fully-taxable basis was driven by the following factors:

•
For the three months ended June 30, 2018, loan and deposit fair value mark accretion income and income from collection on previously charged-off loans decreased $283,000, or 3 basis points, compared to the same period last year.

•
For the three months ended June 30, 2018, tax-equivalent interest income decreased $268,000, or 3 basis points, compared to the same period last year. Tax-equivalent interest income decreased primarily due to the decrease in the federal corporate income tax rate, effective for 2018.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the three months ended June 30, 2018 and 2017:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	June 30, 2018			June 30, 2017
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks(1)	$58,500	$232	1.57%	$37,337	$95	1.01%
Securities - taxable	834,675	4,832	2.32%	843,370	4,731	2.24%
Securities - nontaxable(2)	98,015	832	3.40%	101,807	1,062	4.17%
Loans(3):
Residential real estate	884,977	9,297	4.20%	826,353	8,506	4.12%
Commercial real estate	1,180,421	12,987	4.35%	1,114,508	11,423	4.05%
Commercial(2)	351,711	3,928	4.42%	334,761	3,582	4.23%
Municipal(2)	21,993	172	3.13%	18,268	156	3.42%
Consumer	340,782	4,254	5.01%	341,544	3,714	4.36%
HPFC	41,182	812	7.80%	53,843	1,195	8.78%
Total loans	2,821,066	31,450	4.43%	2,689,277	28,576	4.23%
Total interest-earning assets(1)	3,812,256	37,346	3.90%	3,671,791	34,464	3.74%
Cash and due from banks	45,836			47,044
Other assets	272,314			284,690
Less: ALL	(23,398)			(24,126)
Total assets	$4,107,008			$3,979,399
Liabilities & Shareholders' Equity
Deposits:
Demand	$464,164	$—	—%	$392,789	$—	—%
Interest checking	839,510	973	0.47%	732,096	331	0.18%
Savings	483,192	75	0.06%	489,408	74	0.06%
Money market	507,545	1,042	0.82%	477,734	587	0.49%
Certificates of deposit	472,637	1,246	1.06%	456,933	1,051	0.92%
Total deposits	2,767,048	3,336	0.48%	2,548,960	2,043	0.32%
Borrowings:
Brokered deposits	239,105	1,123	1.89%	349,762	944	1.08%
Customer repurchase agreements	247,789	639	1.03%	232,295	286	0.49%
Subordinated debentures	58,970	851	5.79%	58,814	851	5.80%
Other borrowings	330,096	1,659	2.02%	345,155	1,189	1.38%
Total borrowings	875,960	4,272	1.96%	986,026	3,270	1.33%
Total funding liabilities	3,643,008	7,608	0.84%	3,534,986	5,313	0.60%
Other liabilities	59,126			40,790
Shareholders' equity	404,874			403,623
Total liabilities & shareholders' equity	$4,107,008			$3,979,399
Net interest income (fully-taxable equivalent)		29,738			29,151
Less: fully-taxable equivalent adjustment		(257)			(525)
Net interest income		$29,481			$28,626
Net interest rate spread (fully-taxable equivalent)(1)			3.06%			3.14%
Net interest margin (fully-taxable equivalent)(1)			3.10%			3.16%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(1)(4)			3.04%			3.06%

(1)
Prior period was revised to include average interest-bearing deposits in other banks in total average interest-earning assets. Previously, average interest-bearing deposits in other banks was presented in cash and due from banks.

(2)
Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively, including certain commercial loans.

(3)	Non-accrual loans and loans held for sale are included in total average loans.

(4)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended June 30, 2018 and 2017 totaling $578,000 and $861,000, respectively.

Net Interest Income — Six Months Ended June 30, 2018 and 2017. Net interest income on a fully-taxable basis for the six months ended June 30, 2018 was $58.9 million, representing an increase of $1.4 million, or 2%, over the same period last year.

Average loans grew $144.0 million, or 5%, over this period and were funded by low-cost deposit (demand, interest checking, savings and money market) growth of $194.1 million, or 9%, while average borrowings (including brokered deposits) decreased by $83.6 million, or 9%. For the six months ended June 30, 2018, average deposits were 76% of our total average funding, compared to 73% for the same period last year.

For the six months ended June 30, 2018, net interest margin on a fully-taxable basis 3.10%, representing a 5 basis points decrease compared to the same period last year. The decrease in our net interest margin on a fully-taxable basis were driven by the following factors:

•
For the six months ended June 30, 2018, loan and deposit fair value mark accretion income and income from collection on previously charged-off loans decreased $529,000, or 3 basis points, compared to the same period last year.

•
For the six months ended June 30, 2018, tax-equivalent interest income decreased $534,000, or 2 basis points, compared to the same period last year. Tax-equivalent interest income decreased primarily due to the decrease in the federal corporate income tax rate, effective for 2018.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the six months ended June 30, 2018 and 2017:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Six Months Ended
	June 30, 2018			June 30, 2017
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks(1)	$55,254	$416	1.50%	$35,911	$156	0.86%
Securities - taxable	830,624	9,420	2.27%	838,294	9,321	2.22%
Securities - nontaxable(2)	98,783	1,683	3.41%	102,364	2,143	4.19%
Loans(3):
Residential real estate	872,947	18,156	4.16%	820,522	16,863	4.11%
Commercial real estate	1,176,034	25,287	4.28%	1,095,425	21,996	3.99%
Commercial(2)	350,842	7,665	4.35%	327,527	6,848	4.16%
Municipal(2)	19,648	313	3.22%	17,176	290	3.41%
Consumer	340,929	8,253	4.88%	342,156	7,372	4.34%
HPFC	42,462	1,685	7.89%	56,035	2,410	8.55%
Total loans	2,802,862	61,359	4.37%	2,658,841	55,779	4.19%
Total interest-earning assets	3,787,523	72,878	3.84%	3,635,410	67,399	3.70%
Cash and due from banks	44,164			44,918
Other assets	273,442			285,190
Less: ALL	(23,799)			(23,689)
Total assets	$4,081,330			$3,941,829
Liabilities & Shareholders' Equity
Deposits:
Demand	$458,428	$—	—%	$392,233	$—	—%
Interest checking	836,477	1,748	0.42%	724,560	600	0.17%
Savings	488,397	152	0.06%	489,226	147	0.06%
Money market	497,670	1,832	0.74%	480,807	1,127	0.47%
Certificates of deposit	472,426	2,415	1.03%	460,340	2,060	0.90%
Total deposits	2,753,398	6,147	0.45%	2,547,166	3,934	0.31%
Borrowings:
Brokered deposits	238,988	2,061	1.74%	329,292	1,607	0.98%
Customer repurchase agreements	242,452	1,062	0.88%	226,972	462	0.41%
Subordinated debentures	58,950	1,698	5.81%	58,795	1,695	5.81%
Other borrowings	329,124	3,016	1.85%	338,076	2,175	1.30%
Total borrowings	869,514	7,837	1.82%	953,135	5,939	1.26%
Total funding liabilities	3,622,912	13,984	0.78%	3,500,301	9,873	0.57%
Other liabilities	54,662			42,552
Shareholders' equity	403,756			398,976
Total liabilities & shareholders' equity	$4,081,330			$3,941,829
Net interest income (fully-taxable equivalent)		58,894			57,526
Less: fully-taxable equivalent adjustment		(511)			(1,045)
Net interest income		$58,383			$56,481
Net interest rate spread (fully-taxable equivalent)(1)			3.06%			3.13%
Net interest margin (fully-taxable equivalent)(1)			3.10%			3.15%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(1)(4)			3.04%			3.06%

(1)
Prior period was revised to include average interest-bearing deposits in other banks in total average interest-earning assets. Previously, average interest-bearing deposits in other banks was presented in cash and due from banks.

(2)
Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively, including certain commercial loans.

(3)	Non-accrual loans and loans held for sale are included in total average loans.

(4)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the six months ended June 30, 2018 and 2017 totaling $1.1 million and $1.7 million, respectively.

Provision for Credit Losses
The provision for credit losses is comprised of the provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the three months ended June 30, 2018 was $990,000, compared to $1.4 million for the three months ended June 30, 2017. The provision for loan losses for the six months ended June 30, 2018 was $490,000, compared to $2.0 million for the six months ended June 30, 2017. Throughout the first half of 2018, we maintained strong asset quality across our loan portfolio, driving the decrease in provision for loan losses for the three and six months ended June 30, 2018 compared to the respective periods last year, highlighted by non-performing loans to total loans of 0.69% at June 30, 2018, compared to 1.12% at June 30, 2017.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statement of condition.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Debit card income	$2,126	$1,992	$134	7%	$4,055	$3,826	$229	6%
Service charges on deposit accounts	1,933	1,957	(24)	(1)%	3,769	3,780	(11)	—%
Mortgage banking income, net	1,609	1,937	(328)	(17)%	3,000	3,490	(490)	(14)%
Income from fiduciary services	1,407	1,355	52	4%	2,690	2,602	88	3%
Brokerage and insurance commissions	685	548	137	25%	1,335	1,001	334	33%
Bank-owned life insurance	609	570	39	7%	1,217	1,147	70	6%
Other service charges and fees	506	501	5	1%	968	969	(1)	—%
Net gain on sale of securities	31	—	31	100%	31	—	31	100%
Other income	595	1,028	(433)	(42)%	1,240	1,645	(405)	(25)%
Total non-interest income	$9,501	$9,888	$(387)	(4)%	$18,305	$18,460	$(155)	(1)%
Non-interest income as a percentage of total revenues(1)	24%	26%			24%	25%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income — Three Months Ended June 30, 2018 and 2017. The significant changes in non-interest income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 included:

•
A decrease in mortgage banking income primarily due to an unrealized loss of $214,000 due to the change in fair value on loans held for sale and related mortgage banking derivatives and a decrease in net gains on mortgage sales of $48,000 driven by a 30 basis points decrease in our average gain on sale for the second quarter of 2018 compared to the same period last year. Total mortgage sales for the second quarter of 2018 of $52.0 million increased $4.2 million over the same period last year.

•	A decrease in other income was driven by a decrease in fees earned on back-to-back customer loan swaps of $483,000.

Non-Interest Income — Six Months Ended June 30, 2018 and 2017. The significant changes in non-interest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 included:

•
An increase in debit card income of $229,000. Upon adoption of the new revenue recognition standard and related standards on January 1, 2018, we began presenting these costs net of debit card income for periods after 2017. The new revenue recognition standard and related standards were adopted on a modified-retrospective basis, and, thus, prior period balances were not restated. Adjusting for presentation differences, debit card income increased $435,000 between periods. Refer to Note 2 of the consolidated financial statements for additional discussion.

•
A decrease in mortgage banking income primarily due to an unrealized loss of $360,000 due to the change in fair value on loans held for sale and related mortgage banking derivatives and a decrease in net gains on mortgage sales of $106,000 driven by a 20 basis points decrease in our average gain on sale for the first half of 2018 compared to the same period last year. Total mortgage sales for the first half of 2018 of $97.2 million increased $6.3 million over the same period last year.

•	An increase in brokerage and insurance commissions was driven by strong production and assets under management growth of 12% to $438.9 million at June 30, 2018 over the prior year.

•
A decrease in other income was driven by a decrease in fees earned on back-to-back customer loan swaps of $636,000, partially offset by a one-time gain of $195,000 recognized upon the mandatory liquidation of our investment in a reinsurance program in the first quarter of 2018.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Salaries and employee benefits	$12,728	$12,162	$566	5%	$25,290	$24,095	$1,195	5%
Furniture, equipment and data processing	2,549	2,450	99	4%	5,135	4,775	360	8%
Net occupancy costs	1,625	1,689	(64)	(4)%	3,498	3,635	(137)	(4)%
Consulting and professional fees	1,116	853	263	31%	1,920	1,698	222	13%
Debit card expense	776	712	64	9%	1,506	1,372	134	10%
Regulatory assessments	501	488	13	3%	1,000	1,033	(33)	(3)%
Amortization of intangible assets	181	472	(291)	(62)%	362	944	(582)	(62)%
Other real estate owned and collection costs, net	251	344	(93)	27%	326	300	26	9%
Other expenses	3,168	2,988	180	6%	6,162	5,734	428	7%
Total non-interest expense	$22,895	$22,158	$737	3%	$45,199	$43,586	$1,613	4%
Non-GAAP efficiency ratio	58.39%	56.76%			58.57%	57.36%

Non-Interest Expense — Three Months Ended June 30, 2018 and 2017. The significant changes in non-interest expense for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 included:

•
An increase in salaries and employee benefits of 5% primarily driven by an increase in employee wages and associated taxes due to normal annual merit increases, increased headcount and continued wage inflation, and an increase in employee insurance program costs of 12%.

•
An increase in consulting and professional fees as we engage consultants to assist with assessment and implementation of various strategic initiatives, including review of non-executive compensation structure that began in the second quarter of 2018 and will continue throughout the year, and sales training program for our retail branch personnel.

•	A decrease in amortization of intangible assets primarily due to a decrease in core deposit intangible amortization expense of $272,000.

•
An increase in other expenses primarily driven by an increase in employee-related costs, including recruiting fees, training and travel of $267,000, partially offset by lower donation and marketing costs of $133,000.

Non-Interest Expense — Six Months Ended June 30, 2018 and 2017. The significant changes in non-interest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

•
An increase in salaries and employee benefits of 5% primarily driven by an increase in employee wages and associated taxes due to normal annual merit increases, increased headcount and continued wage inflation, and an increase in employee insurance program costs of 11%.

•
An increase in furniture, equipment and data processing costs driven by recent technology investments driving an increase between periods of $447,000, partially offset by lower equipment costs of $79,000.

•	A decrease in amortization of intangible assets primarily due to a decrease in core deposit intangible amortization expense of $545,000.

•	An increase in other expenses primarily driven by an increase in employee-related costs, including recruiting fees, training and travel of $411,000.

Income Tax Expense
For the three and six months ended June 30, 2018, we recorded income tax expense of $2.9 million and $6.0 million, respectively, and our effective tax rate for the periods were 19.1% and 19.2%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2017 of 31.6% and 30.9%, respectively. The decrease in our effective tax rate between periods was due to the decrease in the federal corporate income tax rate from 35% to 21%, effective for periods beginning on January 1, 2018, as the Tax Act was passed in December 2017. We estimate that the net income benefit due to the lower federal income tax rate for the three and six months ended June 30, 2018 was approximately $1.8 million and $3.6 million, respectively. Our current estimated annual effective tax rate for 2018, excluding any discrete period items, is 19.9%.

At June 30, 2018 and December 31, 2017, net deferred tax assets totaled $25.5 million and $22.8 million, respectively, and we did not carry any valuation allowances on our deferred tax assets as of those dates. We continue to monitor and assess the need for a valuation allowance on our deferred tax assets quarterly in conjunction with our financial reporting.

FINANCIAL CONDITION

Investments
We purchase and hold investment securities to diversify our revenues, interest rate and credit risk, and provide for liquidity and funding needs. Our investment securities portfolio is primarily made up of MBS (pass through securities and CMOs), which accounted for 99% of our total investment securities portfolio at June 30, 2018 and December 31, 2017, followed by municipal bonds and subordinated corporate bonds. Additionally, the bank holds a minority (less than 5%) equity position in certain bank stocks and also is a member of the FHLBB and FRBB, both of which require it to hold a certain amount of FHLBB and FRB common stock.

With the exception of our municipal bonds portfolio, we have historically designated our debt investment securities as AFS to provide us greater flexibility in managing our liquidity and funding needs in conjunction with our overall asset/liability management program. At June 30, 2018 and December 31, 2017, the fair value of debt securities designated as AFS was $799.0 million and $789.9 million, respectively, whereas the carrying value of our municipal bonds designated as HTM was $93.1 million and $94.1 million, respectively. AFS securities are carried at fair value on the consolidated statements of condition with the associated unrealized gains or (losses) recorded in AOCI, net of tax. HTM securities are carried at amortized cost.

Our investments in FHLBB and FRB common stock continued to be accounted for and carried at cost. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2018 and December 31, 2017, our investment in FHLBB stock totaled $20.2 million and $18.3 million, respectively, and our investment in FRB stock was $5.4 million.

At June 30, 2018 and December 31, 2017, our investment portfolio was 22% of total assets.

The following table presents the activity within our investments portfolio for the period indicated:

	Debt			Equity
	AFS	HTM	Total	Bank Stock(1)	FHLBB and FRB Stock	Other	Total	Total
Carrying value at December 31, 2017	$789,093	$94,073	$883,166	$796	$23,670	$10	$24,476	$907,642
Purchases	100,615	—	100,615	—	8,450	—	8,450	109,065
Sales, carrying value	(9,867)	—	(9,867)	—	(6,550)	(10)	(6,560)	(16,427)
Principal repayments, maturities and calls	(63,366)	(750)	(64,116)	—	—	—	—	(64,116)
Amortization, net	(1,298)	(261)	(1,559)	—	—	—	—	(1,559)
Change in unrealized loss	(16,177)	—	(16,177)	(24)	—	—	(24)	(16,201)
Carrying value at June 30, 2018	$799,000	$93,062	$892,062	$772	$25,570	$—	$26,342	$918,404

(1)
Effective January 1, 2018, upon adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The change in unrealized gain (loss) for the three and six months ended June 30, 2018 of $11,000 and ($24,000) was presented within other income on the consolidated statements of income.

For the three and six months ended June 30, 2018, we had $31,000 in net gains on the sale of MBS investments that were designated as AFS. There were no net gains (losses) for the three and six months ended June 30, 2017. For the six months ended June 30, 2018, we recognized a gain of $195,000 within other income on the consolidated statements of income upon mandatory liquidation of a reinsurance program investment.

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at June 30, 2018 compared to December 31, 2017 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, at June 30, 2018 was 4.1 years as compared to December 31, 2017 of 3.8 years. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

MBS securities are directly impacted by the interest rate environment and the yield curve. A low interest rate environment directly affects the interest income earned on these investments by accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, a low rate environment and a flatter yield curve will decrease the yield earned upon reinvestment of the prepayment proceeds back into other MBS securities, impacting our net interest income and margin. As of June 30, 2018, the amount of net premiums on our investment securities to be recognized in future periods totaled $11.4 million, which equated to a weighted-average premium above par of approximately 1%.

Subsequent changes to the interest rate environment will continue to impact our investment yield and earned net interest income.

We review our investments portfolio quarterly for impairment in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of our intent and ability to hold temporarily impaired investment securities until we expect them to recover. At June 30, 2018 and December 31, 2017, we held debt securities that were in an unrealized loss position totaling $31.7 million and $14.5 million, respectively, that we concluded were temporarily impaired and we have the intent and ability to hold these securities until they recover. The decline in the fair value of the debt securities was reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors within our investment securities portfolio. Refer to Note 4 of the consolidated financial statements for further discussion.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 81% of our loan portfolio as of June 30, 2018 and December 31, 2017. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 9% and 5%, respectively of our total loan portfolio as of June 30, 2018, compared to 7% and 5%, respectively as of December 31, 2017.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	June 30, 2018	December 31, 2017	Change
			($)	(%)
Residential real estate	$907,910	$858,369	$49,541	6%
Commercial real estate	1,190,052	1,164,023	26,029	2%
Commercial	386,393	373,400	12,993	3%
Consumer and home equity	343,177	341,527	1,650	—%
HPFC	39,997	45,120	(5,123)	(11)%
Total loans	$2,867,529	$2,782,439	$85,090	3%
Commercial Loan Portfolio	$1,616,442	$1,582,543	$33,899	2%
Retail Loan Portfolio	$1,251,087	$1,199,896	$51,191	4%
Commercial Portfolio Mix	56%	57%
Retail Portfolio Mix	44%	43%

For the six months ended June 30, 2018, we originated $224.5 million of residential mortgages and sold 47% of our production (including loans designated as held for sale at June 30, 2018), compared to residential mortgage originations of $180.8 million for the six months ended June 30, 2017 and 50% of production sold during this period (including loans designated as held for sale at June 30, 2017). As we expand our lending teams in Southern Maine and Massachusetts, we are originating more jumbo and 1-4 family residential mortgages then last year and these loans are being held within our loan portfolio.

HPFC is a wholly-owned subsidiary of the Bank that was acquired during the SBM Financial, Inc. acquisition in October 2015. The HPFC loan portfolio consists of commercial loans to dentists, optometrists and veterinarians, many of which are term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. Effective February 2016, HPFC ceased operations and is no longer issuing loans. As such, the HPFC loan portfolio continues to decrease as loan balances are paid down.

At June 30, 2018, the principal balance of loans held for sale totaled $12.6 million, for which an unrealized gain of $69,000 was reported to carry it at fair value on our consolidated statements of condition. At December 31, 2017, the principal balance of loans held for sale totaled $8.1 million, for which an unrealized gain of $37,000 was reported to carry it at fair value on our consolidated statements of condition. At June 30, 2018 and December 31, 2017, none of the loans designated as held for sale were delinquent on their payments.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	June 30, 2018	December 31, 2017
Non-accrual loans:
Residential real estate	$5,742	$4,979
Commercial real estate	5,600	5,642
Commercial	1,934	2,000
Consumer and home equity loans	1,700	1,650
HPFC	834	1,043
Total non-accrual loans	15,810	15,314
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	4,000	5,012
Total non-performing loans	19,810	20,326
Other real estate owned	130	130
Total non-performing assets	$19,940	$20,456
Non-accrual loans to total loans	0.55%	0.55%
Non-performing loans to total loans	0.69%	0.73%
ALL to non-performing loans	119.48%	118.92%
Non-performing assets to total assets	0.48%	0.50%
ALL to non-performing assets	118.70%	118.16%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2018, potential problem loans amounted to $787,000, or 0.03% of total loans, and 0.05% of our commercial loan portfolio.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	June 30, 2018	December 31, 2017
Accruing loans 30-89 days past due:
Residential real estate	$2,222	$5,277
Commercial real estate	309	1,135
Commercial	1,490	518
Consumer and home equity loans	1,258	1,197
HPFC	455	887
Total accruing loans 30-89 days past due	$5,734	$9,014
Accruing loans 30-89 days past due to total loans	0.20%	0.32%

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

The following table sets forth information concerning the activity in our ALL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2017
	2018	2017	2018	2017
ALL at the beginning of the period	$22,990	$23,721	$24,171	$23,116	$23,116
Provision for loan losses	990	1,403	490	1,984	3,026
Charge-offs:
Residential real estate	85	190	116	195	482
Commercial real estate	86	9	512	12	124
Commercial	127	145	298	281	1,014
Consumer and home equity	91	439	266	454	558
HPFC	—	81	—	81	290
Total charge-offs	389	864	1,192	1,023	2,468
Recoveries:
Residential real estate	15	4	15	4	30
Commercial real estate	2	10	15	113	141
Commercial	58	118	120	195	301
Consumer and home equity	2	2	49	5	19
HPFC	—	—	—	—	6
Total recoveries	77	134	199	317	497
Net charge-offs	312	730	993	706	1,971
ALL at the end of the period	$23,668	$24,394	$23,668	$24,394	$24,171
Components of allowance for credit losses:
Allowance for loan losses	$23,668	$24,394	$23,668	$24,394	$24,171
Liability for unfunded credit commitments	16	7	16	7	20
Balance of allowance for credit losses at end of the period	$23,684	$24,401	$23,684	$24,401	$24,191
Net charge-offs (annualized) to average loans	0.04%	0.11%	0.07%	0.05%	0.07%
Provision for loan losses (annualized) to average loans	0.14%	0.21%	0.04%	0.15%	0.11%
ALL to total loans	0.83%	0.89%	0.83%	0.89%	0.87%
ALL to net charge-offs (annualized)	1,896.47%	835.41%	1,191.74%	1,727.62%	1,226.33%

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

The decrease in the ALL of $503,000, or 2%, since December 31, 2017 to $23.7 million at June 30, 2018 was driven by continued asset quality improvement. Our non-performing loans to total loans ratio at June 30, 2018 decreased 4 basis points to 0.69% since December 31, 2017, which included the favorable resolution of one large commercial real estate loan that was on non-accrual in the first quarter of 2018. At June 30, 2018 and 2017, and December 31, 2017, loans designated as passing and performing were 98%, 97% and 98% of our total loans, respectively.

We believe the ALL of $23.7 million, or 0.83% of total loans and 119.48% of total non-performing loans, at June 30, 2018 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at June 30, 2018 increased $55.6 million to $3.1 billion since December 31, 2017, primarily due to interest checking growth of $24.1 million and demand growth of $17.7 million. Average deposits (excluding brokered deposits) for the six months ended June 30, 2018 were $2.8 billion, representing an increase of $206.2 million, or 8%, over the same period last year, which was driven by average low-cost deposit growth of $194.1 million, or 9%.

Our loan-to-deposit ratio at June 30, 2018 and December 31, 2017 was 94% and 93%, respectively.

Total borrowings at June 30, 2018 were $661.4 million, representing an increase of $49.9 million, or 8% since December 31, 2017. The increase was primarily due to an increase in FHLBB short-term advances of $46.8 million.

Shareholders' Equity. Total shareholders' equity at June 30, 2018 increased $6.5 million to $409.9 million since December 31, 2017. The increase was primarily due to net income for the six months ended June 30, 2018 of $25.0 million, partially offset by a $10.7 million decrease in AOCI driven by an increase in our unrealized losses, net of tax, on our AFS investments due to the rising interest rate environment and dividends declared of $8.6 million, or $0.55 per share for the six months ended June 30, 2018, which includes an increase of $0.05 per share, or 20%, to $0.30 per share for the second quarter of 2018.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2017
	2018	2017	2018	2017
Return on average assets	1.19%	1.03%	1.24%	1.04%	0.71%
Return on average equity	12.10%	10.17%	12.50%	10.27%	7.00%
Average equity to average assets	9.86%	10.14%	9.89%	10.12%	10.19%
Dividend payout ratio	38.36%	35.03%	34.29%	35.28%	51.43%
Book value per share	$26.32	$26.23	$26.32	$26.23	$25.99
Dividends declared per share	$0.30	$0.23	$0.55	$0.46	$0.94

Refer to "Capital Resources" and Note 6 of the consolidated financial statements further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy various liquidity requirements. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2018 and December 31, 2017, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans, investments and mortgage-backed securities; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2018, average deposits (excluding brokered deposits) of $2.8 billion increased $206.2 million, or 8%, compared to the same period last year. Average core deposits (demand, interest checking, savings and money market) of $2.3 billion for the six months ended June 30, 2018 increased $194.1 million, or 9%, compared to the same period a year ago. Included within our money market deposits at June 30, 2018 were $41.8 million of deposits from Camden National Wealth Management, our wealth management and trust department, which represents client funds. These deposits fluctuate with changes in the portfolios of its clients.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2018 average total borrowings (including brokered deposits) decreased $83.6 million to $869.5 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $95.3 million as of June 30, 2018. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2018. We had no outstanding balance on these lines of credit at June 30, 2018.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $409.9 million and $403.4 million at June 30, 2018 and December 31, 2017, respectively, which amounted to 10% of total assets. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" above for discussion regarding changes in shareholders' equity for the six months ended June 30, 2018.

Our principal cash requirement is the payment of dividends on our common stock, when and as declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $8.6 million and $7.2 million for the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, the Company's Board of Directors approved an increase to the dividend of $0.05, or 20%, to $0.30 per share, for total dividends for the first six months of the year of $0.55 per share, compared to a dividend of $0.46 per share for the same period last year, which drove an increase in dividends declared of $1.4 million over the period. Our Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $12.9 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At June 30, 2018 and December 31, 2017, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to be classified as "well capitalized" under the prompt correction action provisions.

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

Refer to Note 12 of the consolidated financial statements for additional details.

At June 30, 2018, we had the following levels of off-balance sheet financial instruments:

	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$499,559	$181,669	$71,334	$12,415	$234,141
Commercial commitment letters	35,205	35,205	—	—	—
Residential loan origination	47,554	47,554	—	—	—
Letters of credit	3,009	3,009	—	—	—
Other commitments to extend credit	2,327	2,327	—	—	—
Customer loan swaps - notional value	728,226	—	99,169	93,640	535,417
FHLBB advance interest rate swaps - notional value	25,000	25,000	—	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Fixed-rate mortgage interest rate lock commitments -notional value	27,736	27,736	—	—	—
Forward delivery commitments - notional value	12,585	12,585	—	—	—
Total	$1,424,201	$335,085	$180,503	$106,055	$802,558

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Our operating leases represent off-balance sheet arrangements, while our one capital lease is reflected on our consolidated statements of condition.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At June 30, 2018, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
Contractual obligations and commitments	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$5,683	$1,431	$1,912	$1,008	$1,332
Capital leases	1,000	126	254	262	358
FHLBB borrowings - overnight	58,900	58,900	—	—	—
FHLBB advances less than 90 days	285,000	285,000	—	—	—
FHLBB advances - other	10,000	—	10,000	—	—
Retail repurchase agreements	247,748	247,748	—	—
Junior subordinated debentures	44,382	—	—	—	44,382
Subordinated debentures	14,607	—	—	—	14,607
Other contractual obligations	2,054	2,054	—	—	—
Total	$669,374	$595,259	$12,166	$1,270	$60,679

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

As of June 30, 2018 and 2017, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2018	June 30, 2017
Year 1
+200 basis points	0.03%	(1.31)%
-100 basis points	(0.65)%	(1.75)%
Year 2
+200 basis points	8.69%	2.96%
-100 basis points	(2.21)%	(8.35)%

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2018, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $25.0 million notional principal amount of interest swap agreements related to our FHLBB 30-day funding and $364.1 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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
101*
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2018 and 2017; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 3, 2018
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	August 3, 2018
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer