Form 10-Q
period 2018-09-30
CAMDEN NATIONAL CORP
filed 2018-11-02
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Outstanding at October 26, 2018:  Common stock (no par value) 15,584,743 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$48,124	$44,057
Interest-bearing deposits in other banks	50,218	58,914
Total cash, cash equivalents and restricted cash	98,342	102,971
Investments:
Available-for-sale securities, at fair value	780,343	789,899
Held-to-maturity securities, at amortized cost (fair value of $90.6 million and $94.9 million, respectively)	92,933	94,073
Other investments	16,901	23,670
Total investments	890,177	907,642
Loans held for sale, at fair value	10,158	8,103
Loans	2,908,843	2,782,439
Less: allowance for loan losses	(23,526)	(24,171)
Net loans	2,885,317	2,758,268
Goodwill	94,697	94,697
Other intangible assets, net of amortization	4,411	4,955
Bank-owned life insurance	89,312	87,489
Premises and equipment, net	41,277	41,891
Deferred tax assets	25,738	22,776
Other assets	52,155	36,606
Total assets	$4,191,584	$4,065,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand	$564,113	$478,643
Interest checking	932,972	855,570
Savings and money market	996,790	985,508
Certificates of deposit	446,414	475,010
Brokered deposits	280,466	205,760
Total deposits	3,220,755	3,000,491
Short-term borrowings	409,732	541,796
Long-term borrowings	10,738	10,791
Subordinated debentures	59,028	58,911
Accrued interest and other liabilities	73,806	49,996
Total liabilities	3,774,059	3,661,985
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,584,526 and 15,524,704 on September 30, 2018 and December 31, 2017, respectively	158,019	156,904
Retained earnings	292,741	266,723
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax	(26,221)	(10,300)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(3,373)	(5,926)
Net unrecognized losses on postretirement plans, net of tax	(3,641)	(3,988)
Total accumulated other comprehensive loss	(33,235)	(20,214)
Total shareholders’ equity	417,525	403,413
Total liabilities and shareholders’ equity	$4,191,584	$4,065,398
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$32,813	$29,350	$94,014	$84,835
Interest on U.S. government and sponsored enterprise obligations (taxable)	4,408	4,177	13,019	12,788
Interest on state and political subdivision obligations (nontaxable)	659	686	1,989	2,079
Interest on deposits in other banks and other investments	677	497	1,902	1,362
Total interest income	38,557	34,710	110,924	101,064
Interest Expense
Interest on deposits	5,255	3,027	13,463	8,568
Interest on borrowings	2,021	1,665	6,099	4,302
Interest on subordinated debentures	858	858	2,556	2,553
Total interest expense	8,134	5,550	22,118	15,423
Net interest income	30,423	29,160	88,806	85,641
Provision for credit losses	354	817	840	2,797
Net interest income after provision for credit losses	30,069	28,343	87,966	82,844
Non-Interest Income
Debit card income	2,173	2,061	6,228	5,887
Service charges on deposit accounts	1,910	1,852	5,679	5,632
Mortgage banking income, net	1,758	2,076	4,758	5,566
Income from fiduciary services	1,339	1,229	4,029	3,831
Brokerage and insurance commissions	615	600	1,950	1,601
Bank-owned life insurance	606	603	1,823	1,750
Other service charges and fees	596	589	1,564	1,558
Net gain on sale of securities	664	827	695	827
Other income	731	462	1,971	2,107
Total non-interest income	10,392	10,299	28,697	28,759
Non-Interest Expense
Salaries and employee benefits	13,143	12,145	38,433	36,240
Furniture, equipment and data processing	2,575	2,429	7,710	7,204
Net occupancy costs	1,614	1,599	5,112	5,234
Consulting and professional fees	958	714	2,878	2,412
Debit card expense	833	662	2,339	2,034
Regulatory assessments	447	574	1,447	1,607
Other real estate owned and collection costs, net	239	258	565	558
Amortization of intangible assets	182	473	544	1,417
Other expenses	3,175	2,971	9,337	8,705
Total non-interest expense	23,166	21,825	68,365	65,411
Income before income tax expense	17,295	16,817	48,298	46,192
Income tax expense	3,238	5,478	9,204	14,543
Net Income	$14,057	$11,339	$39,094	$31,649
Per Share Data
Basic earnings per share	$0.90	$0.72	$2.50	$2.03
Diluted earnings per share	$0.90	$0.72	$2.50	$2.02
Weighted average number of common shares outstanding	15,580,782	15,515,189	15,565,355	15,505,698
Diluted weighted average number of common shares outstanding	15,638,986	15,589,008	15,621,400	15,580,072
Cash dividends declared per share	$0.30	$0.23	$0.85	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net Income	$14,057	$11,339	$39,094	$31,649
Other comprehensive (loss) income:
Net change in unrealized losses on available-for-sale securities:
Net change in unrealized losses on available-for-sale securities, net of tax of $887, $142, $4,376 and ($784), respectively	(3,240)	(262)	(15,963)	1,458
Net reclassification adjustment for net losses (gains) included in net income, net of tax of ($59), $289, ($66) and $289, respectively(1)	216	(538)	240	(538)
Net change in unrealized losses on available-for-sale securities, net of tax	(3,024)	(800)	(15,723)	920
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of ($127), $43, ($556) and $243, respectively	462	(80)	2,031	(452)
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($38), ($128), ($143) and ($432), respectively(2)	139	238	522	802
Net change in unrealized losses on cash flow hedging derivatives, net of tax	601	158	2,553	350
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($31), ($23), ($94) and ($69), respectively(3)	115	42	347	128
Other comprehensive (loss) income	(2,308)	(600)	(12,823)	1,398
Comprehensive Income	$11,749	$10,739	$26,271	$33,047

(1)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest on borrowings and subordinated debentures.

(3)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Net income	—	—	31,649	—	31,649
Other comprehensive income, net of tax	—	—	—	1,398	1,398
Stock-based compensation expense	—	1,135	—	—	1,135
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	39,198	(615)	—	—	(615)
Cash dividends declared ($0.69 per share)	—	—	(10,748)	—	(10,748)
Balance at September 30, 2017	15,515,577	$156,561	$270,316	$(12,511)	$414,366

Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413
Cumulative-effect adjustment (Note 2)	—	—	198	(198)	—
Net income	—	—	39,094	—	39,094
Other comprehensive loss, net of tax	—	—	—	(12,823)	(12,823)
Stock-based compensation expense	—	1,405	—	—	1,405
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	59,822	(290)	—	—	(290)
Cash dividends declared ($0.85 per share)	—	—	(13,274)	—	(13,274)
Balance at September 30, 2018	15,584,526	$158,019	$292,741	$(33,235)	$417,525

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Operating Activities
Net Income	$39,094	$31,649
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(157,736)	(148,661)
Proceeds from the sale of mortgage loans	159,740	155,086
Gain on sale of mortgage loans, net of origination costs	(4,126)	(4,323)
Depreciation and amortization expense	2,845	2,789
Investment securities amortization and accretion, net	2,428	2,350
Purchase accounting accretion, net	(1,484)	(2,204)
Stock-based compensation expense	1,405	1,135
Provision for credit losses	840	2,797
Amortization of intangible assets	544	1,417
Net (gain) loss on sale of premises and equipment	(34)	11
Net gain on sale of investment securities	(695)	(827)
Net increase in other real estate owned valuation allowance and gain on disposition	—	(60)
Increase in other assets	(5,444)	(93)
Increase in other liabilities	16,170	1,325
Net cash provided by operating activities	53,547	42,391
Investing Activities
Proceeds from the sale and maturity of available-for-sale securities	135,282	124,548
Purchase of available-for-sale securities	(148,842)	(127,684)
Proceeds from maturities of held-to-maturity securities	750	—
Net increase in loans	(126,860)	(153,629)
Purchase of bank-owned life insurance, net of death benefit proceeds	—	(7,000)
Purchase of Federal Home Loan Bank stock	(9,391)	(8,304)
Proceeds from sale of Federal Home Loan Bank stock	16,943	6,947
Purchase of premises and equipment	(2,879)	(2,378)
Proceeds from the sale of premises and equipment	749	137
Proceeds from the liquidation of equity investment	205	—
Recoveries of previously charged-off loans	361	442
Proceeds from the sale of other real estate owned	—	641
Net cash used by investing activities	(133,682)	(166,280)
Financing Activities
Net increase in deposits	220,376	128,131
Net (repayments of) proceeds from borrowings less than 90 days	(132,098)	33,841
Repayments of Federal Home Loan Bank long-term advances	—	(20,000)
Repayments of wholesale repurchase agreements	—	(5,000)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(290)	(615)
Cash dividends paid on common stock	(12,482)	(10,740)
Net cash provided by financing activities	75,506	125,617
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,629)	1,728
Cash, cash equivalents, and restricted cash at beginning of period	102,971	87,707
Cash, cash equivalents and restricted cash at end of period	$98,342	$89,435
Supplemental information
Interest paid	$21,434	$15,383
Unsettled purchases of investment securities	—	13,954
Income taxes paid	8,926	11,559
Transfer from loans to other real estate owned	55	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2018 and December 31, 2017, the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2018 and 2017, and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All significant intercompany transactions and balances are eliminated in consolidation. Certain items from the prior period were reclassified to conform to the current period presentation. The income reported for the three and nine months ended September 30, 2018, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

The Company has adopted the following new accounting standards in 2018, and such standards have been accounted for and presented within the accompanying consolidated financial statements for the three and nine months ended September 30, 2018 as follows:

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

•
Debit card interchange income: The Bank has separate contracts with intermediaries and earns interchange revenue and incurs related expenses on debit card transactions of its deposit customers. Income earned and expenses incurred by the Bank are dependent on its depositors' debit card usage, including depositor spend, transaction type and merchant. The rates earned are determined by the intermediaries. The Company determined that although the contract for which revenues are directly earned is with the intermediary rather than the depositor, that an underlying contract with each depositor is required for the generation of debit card interchange income and it is the depositors' debit card usage that drives the revenues earned and related expenses incurred. The contract with the depositor is day-to-day and can be closed by the customer or the Bank at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

The Company's debit card interchange revenue and related expenses are presented on a gross basis in accordance with ASU 2014-09 as clarified by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations ("ASU 2016-08"), as it has control of the specified service prior to transfer to the depositor through the extension of credit.

The Bank pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, upon adoption of ASU 2014-09, these costs are accounted for and presented as a reduction of debit card income for periods beginning on January 1, 2018. For the three and nine months ended September 30, 2018, cash rewards paid to certain depositors totaled $113,000 and $319,000, respectively. Because the modified-retrospective transition method was used, the Company did not revise prior period presentation on its consolidated statements of income.

The Company presents its revenues earned on debit card income within debit card income and related expenses on debit card transactions within debit card expense on the consolidated statements of income.

•
Fiduciary services income: The Company, through the Bank's wealth management and trust services department, doing business as Camden National Wealth Management, earns fees for its investment management and related services for its clients. Fees earned for its services are largely dependent on assets under management as of the last day of the month and do not contain performance clauses. Should the applicable services contract be terminated by either party, fees for services are earned up to the effective date of contract termination. As such, fiduciary services income is earned and recognized daily.

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

The revenues earned by the Bank are net of administrative expenses and the portion retained by LPL Financial. The Bank does not have control of the specified services provided to its clients by LPL Financial under the Program. Revenues earned from Program-related services are presented on the consolidated statements of income on a net basis in accordance with ASU 2014-09 as clarified by ASU 2016-08.

The Company presents its revenues earned from Program-related services within brokerage and insurance commissions on the consolidated statements of income.

ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"): In January 2016, the FASB issued ASU 2016-01 to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. Effective January 1, 2018, the Company adopted ASU 2016-01 and applied the provisions of the standard within its consolidated financial statements for the three and nine months ended September 30, 2018, which included:

•
The Company's equity investments are no longer designated and accounted for as AFS securities, with the change in fair value recognized within AOCI, net of tax. Instead, the change in fair value of equity investments with a readily determinable fair value are to be recognized within net income. For the three and nine months ended September 30, 2018, the Company recognized an unrealized gain of $11,000 and an unrealized loss of $13,000, respectively, for the change in fair value of its equity investments within other income on the Company's consolidated statements of income. The recognition for the change in fair value within net income was applied prospectively, and the Company recorded a cumulative-effect adjustment as of January 1, 2018 for its equity investments to reclassify the unrealized gain of $198,000, net of tax, previously recognized within AOCI to retained earnings.

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

ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"): In March 2017, the FASB issued ASU 2017-07 to improve the presentation of net periodic pension cost and net periodic postretirement cost by companies to disaggregate the service cost component from the other components of net benefit cost, as well as to provide other guidance to improve consistency, transparency and usefulness. Prior to adoption, the Company presented all components of net periodic benefit costs within the salaries and employee benefits on the Company's consolidated statements of income. Upon adoption, the Company now presents the service cost component of net periodic benefit cost in the salaries and employee benefits line and all other components of net periodic cost within other expenses on its consolidated statements of income. The change in presentation has been applied retrospectively to prior periods represented on the Company's consolidated statements of income using the amounts previously disclosed within its prior year financial statements as a practical expedient.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"): In August 2016, the FASB issued ASU 2016-15 to address eight specific cash flow presentation matters within the statement of cash flows and reduce diversity of presentation across companies. Of the eight specific cash flow presentation matters addressed by the standard, it is noted that one matter addressed is of relevance to the Company based on its current and past operations: proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies. The standard states that cash proceeds received from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, should be classified as cash inflows from investing activities within the consolidated statements of cash flows.

The Company adopted the standard for financial reporting periods beginning after December 15, 2017 and it has been applied within the accompanying consolidated statements of cash flows using a retrospective transition method.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"): In November 2017, the FASB issued ASU 2016-18 to reduce the diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, the statement of cash flows should consider the changes in amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.

The Company adopted the standard for financial reporting periods beginning after December 15, 2017 and it has been applied within the accompanying consolidated statements of cash flows using a retrospective transition method.

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

ASU 2017-08 is not a change in practice for the Company. The Company’s historical accounting policy has been to amortize the premium on purchased callable debt securities using the interest method over the earlier of (i) period to maturity or (ii) the issuer call option date.

The Company adopted ASU 2017-08 in the third quarter of 2018, effective as of January 1, 2018, on a modified retrospective basis. As ASU 2017-08 did not constitute a change in accounting policy for the Company, it did not impact its overall financial statements upon adoption.

Accounting Standards Issued

The following are recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"): In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Current lease accounting does not require the inclusion of operating leases in the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted.

ASU 2016-02, and subsequently issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), provides companies with various practical expedients to offer transitional relief. At this time, the Company anticipates it will adopt the standard using the following transitional practical expedients:

•
An entity need not reassess whether any expired or existing contract are or contain leases. As such, the Company will not reassess expired or existing contracts to assess whether or not these contracts are or contain a lease within the scope of ASU 2016-02.

•
An entity need not reassess the lease classification for any expired or existing leases. As such, all existing leases that were classified as operating leases in according with Topic 840, Leases (“Topic 840”), will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases.

•	An entity need not reassess initial direct costs for any existing leases. Accordingly, the Company does not expect to reassess direct costs for any of its existing leases.

•
An entity may elect to apply hindsight to leases that existed during the period from the beginning of the earliest period presented in the financial statements until the effective date. As such, the Company will apply hindsight to determine the lease term (i.e., the entity should consider the outcome of lessee options to extend or terminate the lease and decisions to purchase the underlying asset) as well as to assess the impairment of right-of-use assets.

•
ASU 2018-11 provided another transition method in addition to the modified retrospective method provided for within ASU 2016-02. ASU 2018-11 allows companies initially to apply the new leases standards at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, the Company will utilize the optional transition method provided for within ASU 2018-11, and will continue to apply the disclosure requirements under Topic 840, for the comparative periods that are presented.

Upon adoption, ASU 2016-02 will increase the Company's total assets and liabilities on its consolidated statements of condition. The Company continues to finalize its assessment and implementation process for ASU 2016-02; however, at this time, the Company does not anticipate the ASU will have a material effect on its consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"): In August 2017, the FASB issued ASU 2017-12 to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and make other simplifications. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections are to be applied to existing hedging relationships upon adoption. While the Company continues to assess the impact of ASU 2017-12, it does not believe it will have a material impact on its consolidated financial statements upon adoption.

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

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"): In January 2017, the FASB issued ASU 2017-04 to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, in accordance with ASU 2017-04, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e., step one). ASU 2017-04 will be effective for the Company on January 1, 2020 and will be applied prospectively. The Company does not expect the ASU to have a material impact on its consolidated financial statements upon adoption.

NOTE 3 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$14,057	$11,339	$39,094	$31,649
Dividends and undistributed earnings allocated to participating securities(1)	(39)	(46)	(110)	(134)
Net income available to common shareholders	$14,018	$11,293	$38,984	$31,515
Weighted-average common shares outstanding for basic EPS	15,580,782	15,515,189	15,565,355	15,505,698
Dilutive effect of stock-based awards(2)	58,204	73,819	56,045	74,374
Weighted-average common and potential common shares for diluted EPS	15,638,986	15,589,008	15,621,400	15,580,072
Earnings per common share(1):
Basic EPS	$0.90	$0.72	$2.50	$2.03
Diluted EPS	$0.90	$0.72	$2.50	$2.02
(1) Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Represents the effect of the assumed exercise of stock options and vesting of restricted shares and restricted stock units utilizing the treasury stock method. Not included are the unvested LTIP awards, which are the Company's performance-based awards.

For the three and nine months ended September 30, 2018 and 2017, there were no anti-dilutive stock based awards that have been excluded from the computation of potential common shares for purposes of calculating diluted EPS as the average market price of the Company's common stock is greater than the exercise prices.

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

NOTE 4 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$4,778	$44	$(4)	$4,818
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	479,836	350	(19,888)	460,298
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	320,543	—	(13,932)	306,611
Subordinated corporate bonds	8,589	65	(38)	8,616
Total AFS investments	$813,746	$459	$(33,862)	$780,343
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$92,933	$58	$(2,441)	$90,550
Total HTM investments	$92,933	$58	$(2,441)	$90,550
December 31, 2017
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$7,232	$103	$—	$7,335
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	510,176	597	(7,471)	503,302
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	279,575	14	(6,790)	272,799
Subordinated corporate bonds	5,484	173	—	5,657
Equity investments(1)	554	252	—	806
Total AFS investments	$803,021	$1,139	$(14,261)	$789,899
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$94,073	$1,077	$(237)	$94,913
Total HTM investments	$94,073	$1,077	$(237)	$94,913

(1)
As of December 31, 2017, equity investments were classified as AFS investments. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible to be classified as AFS upon adoption of ASU 2016-01. Refer to Note 2 for further details.

Net unrealized losses on AFS investments at September 30, 2018 included in AOCI amounted to $26.2 million, net of a deferred tax benefit of $7.2 million. Net unrealized losses on AFS investments at December 31, 2017 included in AOCI amounted to $10.3 million, net of a deferred tax benefit of $2.8 million.

For the nine months ended September 30, 2018 and 2017, the Company purchased debt investments of $148.8 million and $141.6 million, respectively, all of which were designated as AFS investments.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position at September 30, 2018 and December 31, 2017, by length of time that an individual security in each category has been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
AFS Investments:
Obligations of states and political subdivisions	$1,516	$(4)	$—	$—	$1,516	$(4)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	120,098	(2,544)	328,180	(17,344)	448,278	(19,888)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	123,951	(2,220)	181,524	(11,712)	305,475	(13,932)
Subordinated corporate bonds	5,051	(38)	—	—	5,051	(38)
Total AFS investments	$250,616	$(4,806)	$509,704	$(29,056)	$760,320	$(33,862)
HTM Investments:
Obligations of states and political subdivisions	$67,328	$(1,755)	$12,546	$(686)	$79,874	$(2,441)
Total HTM investments	$67,328	$(1,755)	$12,546	$(686)	$79,874	$(2,441)
December 31, 2017
AFS Investments:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$221,466	$(2,393)	$233,971	$(5,078)	$455,437	$(7,471)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	102,612	(696)	164,389	(6,094)	267,001	(6,790)
Total AFS investments	$324,078	$(3,089)	$398,360	$(11,172)	$722,438	$(14,261)
HTM Investments:
Obligations of states and political subdivisions	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)
Total HTM investments	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)

At September 30, 2018 and December 31, 2017, the Company held 354 and 209 debt investments classified as AFS and HTM with a fair value of $840.2 million and $741.2 million that were in an unrealized loss position totaling $36.3 million and $14.5 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $509.7 million and $398.4 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $29.1 million and $11.2 million at September 30, 2018 and December 31, 2017, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on debt investments and is not indicative of an overall change in credit quality or other factors with the Company's AFS and HTM investment portfolio. At September 30, 2018 and December 31, 2017, gross unrealized losses on the Company's AFS and HTM investments were 4.3% and 2.0%, respectively, of its respective fair value.

The Company has the intent and ability to retain its debt investments in an unrealized loss position at September 30, 2018 until the decline in value has recovered.

Sale of AFS Investments:
The following table details the Company's sales of AFS investments for the period indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales of investments	$22,830	$20,269	$32,728	$20,269
Gross realized gains	—	841	31	841
Gross realized losses	(275)	(14)	(275)	(14)

For the three and nine months ended September 30, 2018, the Company sold certain AFS investments with a total carrying value of $23.1 million and $33.0 million and recorded net losses on the sale of these AFS securities of $275,000 and $244,000, respectively, within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

For the three and nine months ended September 30, 2017 the Company sold certain AFS investments with a total carrying value of $19.4 million and recorded net gains on the sale of AFS securities of $827,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded an OTTI on these securities sold.

AFS and HTM Investments Pledged:
At September 30, 2018 and December 31, 2017, AFS and HTM investments with an amortized cost of $696.6 million and $702.5 million and estimated fair values of $666.2 million and $691.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at September 30, 2018, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$7,933	$7,907
Due after one year through five years	94,474	91,482
Due after five years through ten years	193,165	184,931
Due after ten years	518,174	496,023
	$813,746	$780,343
HTM Investments
Due in one year or less	$4,610	$4,609
Due after one year through five years	1,529	1,538
Due after five years through ten years	19,960	19,670
Due after ten years	66,834	64,733
	$92,933	$90,550

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
September 30, 2018
Equity securities - bank stock (carried at fair value)(1)	$544	$239	$—	$783
FHLBB (carried at cost)	10,744	—	—	10,744
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$16,662	$239	$—	$16,901
December 31, 2017
FHLBB (carried at cost)	$18,296	$—	$—	$18,296
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$23,670	$—	$—	$23,670

(1)
Effective January 1, 2018, these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible for AFS classification upon adoption of ASU 2016-01. Refer to Note 2 for further details.

For the three and nine months ended September 30, 2018, the Company recognized an unrealized gain (loss) of $11,000 and $(13,000), respectively, due to the change in fair value of its bank stock equity securities, which were presented within other income on the consolidated statements of income. In addition, the Company's investment in a reinsurance program liquidated during the three months ended March 31, 2018, and a gain of $195,000 was recognized within other income on the Company's consolidated statements of income for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018, the Company sold its shares of Visa Inc. Class B common stock, with a carrying value of $441,000 that was presented within other assets on the consolidated statements of condition. The sale resulted in a gain of $939,000 that has been presented within net gain on sale of securities on the consolidated statements of income.

The Bank is a member of the FHLBB and FRBB, and as a member, the Bank is required to hold a certain amount of FHLBB and FRB common stock. This stock is a non-marketable equity security and is reported at cost. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. For the three or nine months ended September 30, 2018 and 2017, the Company did not record any OTTI on its FHLBB and FRB stock.

NOTE 5 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Residential real estate	$941,488	$858,369
Commercial real estate	1,215,979	1,164,023
Commercial	368,837	373,400
Home equity	325,452	323,378
Consumer	20,258	18,149
HPFC	36,829	45,120
Total loans	$2,908,843	$2,782,439

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs totaling:

	September 30, 2018	December 31, 2017
Net unamortized fair value mark discount on acquired loans	$4,757	$6,207
Net unamortized loan origination costs	(1,411)	(963)
Total	$3,346	$5,244

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

The HPFC loan portfolio consists of niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. In 2016, the Company closed HPFC's operations and is no longer originating HPFC loans.

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

There were no significant changes in the Company's ALL methodology during the nine months ended September 30, 2018.

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

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.

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

HPFC. Prior to the Company's closing of HPFC's operations in 2016, it provided commercial lending to dentists, optometrists and veterinarians, many of which were start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral consists of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the original terms range from seven to ten years.

The following presents the activity in the ALL and select loan information by portfolio segment for the three and nine months ended September 30, 2018 and 2017, and for the year ended December 31, 2017:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three and Nine Months Ended September 30, 2018
ALL for the three months ended:
Beginning balance	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
Loans charged off	(115)	—	(150)	(157)	(28)	(209)	(659)
Recoveries	37	4	117	—	3	1	162
Provision (credit)(1)	59	268	(302)	116	38	176	355
Ending balance	$5,760	$10,582	$3,968	$2,575	$273	$368	$23,526
ALL for the nine months ended:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(231)	(512)	(448)	(381)	(70)	(209)	(1,851)
Recoveries	52	19	237	44	8	1	361
Provision (credit)(1)	853	(788)	8	545	102	125	845
Ending balance	$5,760	$10,582	$3,968	$2,575	$273	$368	$23,526
ALL balance attributable to loans:
Individually evaluated for impairment	$619	$23	$—	$114	$—	$—	$756
Collectively evaluated for impairment	5,141	10,559	3,968	2,461	273	368	22,770
Total ending ALL	$5,760	$10,582	$3,968	$2,575	$273	$368	$23,526
Loans:
Individually evaluated for impairment	$5,184	$5,007	$1,548	$373	$—	$—	$12,112
Collectively evaluated for impairment	936,304	1,210,972	367,289	325,079	20,258	36,829	2,896,731
Total ending loans balance	$941,488	$1,215,979	$368,837	$325,452	$20,258	$36,829	$2,908,843
For The Three and Nine Months Ended September 30, 2017
ALL for the three months ended:
Beginning balance	$4,481	$12,848	$4,275	$2,094	$182	$514	$24,394
Loans charged off	(238)	(69)	(369)	(11)	(28)	(193)	(908)
Recoveries	26	25	59	1	9	5	125
Provision (credit)(1)	273	(8)	256	93	32	156	802
Ending balance	$4,542	$12,796	$4,221	$2,177	$195	$482	$24,413
ALL for the nine months ended:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(433)	(81)	(650)	(403)	(90)	(274)	(1,931)
Recoveries	30	138	254	2	13	5	442
Provision(1)	785	585	862	384	91	79	2,786
Ending balance	$4,542	$12,796	$4,221	$2,177	$195	$482	$24,413
ALL balance attributable to loans:
Individually evaluated for impairment	$464	$1,470	$—	$—	$—	$—	$1,934
Collectively evaluated for impairment	4,078	11,326	4,221	2,177	195	482	22,479
Total ending ALL	$4,542	$12,796	$4,221	$2,177	$195	$482	$24,413
Loans:
Individually evaluated for impairment	$4,792	$6,373	$1,842	$423	$—	$—	$13,430
Collectively evaluated for impairment	848,059	1,125,510	367,313	327,905	18,123	47,950	2,734,860
Total ending loans balance	$852,851	$1,131,883	$369,155	$328,328	$18,123	$47,950	$2,748,290

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2017
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(482)	(124)	(1,014)	(434)	(124)	(290)	(2,468)
Recoveries	30	141	301	2	17	6	497
Provision (credit)(1)	1,378	(308)	1,129	605	159	63	3,026
Ending balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
ALL balance attributable to loans:
Individually evaluated for impairment	$568	$1,441	$—	$—	$—	$—	$2,009
Collectively evaluated for impairment	4,518	10,422	4,171	2,367	233	451	22,162
Total ending ALL	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans:
Individually evaluated for impairment	$5,171	$6,199	$1,791	$429	$—	$—	$13,590
Collectively evaluated for impairment	853,198	1,157,824	371,609	322,949	18,149	45,120	2,768,849
Total ending loans balance	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

(1)
The provision for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At September 30, 2018 and 2017, and December 31, 2017, the reserve for unfunded commitments was $15,000, $22,000 and $20,000, respectively.

The following reconciles the three and nine months ended September 30, 2018 and 2017, and year ended December 31, 2017 provision for loan losses to the provision for credit losses as presented on the consolidated statement of income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2017
	2018	2017	2018	2017
Provision for loan losses	$355	$802	$845	$2,786	$3,026
Change in reserve for unfunded commitments	(1)	15	(5)	11	9
Provision for credit losses	$354	$817	$840	$2,797	$3,035

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of September 30, 2018, the Company's total exposure to the lessors of nonresidential buildings' industry was 11% of total loans and 25% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2018.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
September 30, 2018
Pass (Grades 1-6)	$930,134	$1,185,948	$360,959	$—	$—	$35,325	$2,512,366
Performing	—	—	—	323,840	20,211	—	344,051
Special Mention (Grade 7)	897	13,099	2,802	—	—	139	16,937
Substandard (Grade 8)	10,457	16,932	5,076	—	—	1,365	33,830
Non-performing	—	—	—	1,612	47	—	1,659
Total	$941,488	$1,215,979	$368,837	$325,452	$20,258	$36,829	$2,908,843
December 31, 2017
Pass (Grades 1-6)	$846,394	$1,130,235	$354,904	$—	$—	$43,049	$2,374,582
Performing	—	—	—	321,727	18,149	—	339,876
Special Mention (Grade 7)	922	9,154	12,517	—	—	191	22,784
Substandard (Grade 8)	11,053	24,634	5,979	—	—	1,880	43,546
Non-performing	—	—	—	1,651	—	—	1,651
Total	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2018
Residential real estate	$3,342	$636	$3,801	$7,779	$933,709	$941,488	$—	$4,720
Commercial real estate	607	104	5,355	6,066	1,209,913	1,215,979	—	5,517
Commercial	79	644	2,040	2,763	366,074	368,837	—	2,402
Home equity	542	335	1,427	2,304	323,148	325,452	—	1,614
Consumer	36	14	47	97	20,161	20,258	14	33
HPFC	617	460	591	1,668	35,161	36,829	—	591
Total	$5,223	$2,193	$13,261	$20,677	$2,888,166	$2,908,843	$14	$14,877
December 31, 2017
Residential real estate	$3,871	$1,585	$4,021	$9,477	$848,892	$858,369	$—	$4,979
Commercial real estate	849	323	5,528	6,700	1,157,323	1,164,023	—	5,642
Commercial	329	359	1,535	2,223	371,177	373,400	—	2,000
Home equity	1,046	173	1,329	2,548	320,830	323,378	—	1,650
Consumer	57	10	—	67	18,082	18,149	—	—
HPFC	139	1,372	419	1,930	43,190	45,120	—	1,043
Total	$6,291	$3,822	$12,832	$22,945	$2,759,494	$2,782,439	$—	$15,314

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $171,000, $507,000, $187,000 and $673,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Residential real estate	26	24	$3,754	$3,604	$476	$452
Commercial real estate	2	3	349	976	23	16
Commercial	4	7	1,228	1,345	—	—
Home equity	2	2	305	307	114	—
Total	34	36	$5,636	$6,232	$613	$468

At September 30, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $4.0 million and $1.6 million, respectively. At December 31, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $5.0 million and $1.2 million, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three and nine months ended September 30, 2018 and 2017:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2018	2017	2018	2017	2018	2017	2018	2017
For the three months ended
Residential:
Interest rate concession	—	1	$—	$134	$—	$145	$—	$—
Maturity concession	—	1	—	147	—	147	—	—
Interest rate and maturity concession	1	1	68	148	68	156	12	29
Payment deferral	1	—	166	—	166	—	45	—
Total	2	3	$234	$429	$234	$448	$57	$29
For the nine months ended
Residential real estate:
Interest rate concession	—	1	$—	$134	$—	$145	$—	$—
Maturity concession	—	2	—	298	—	298	—	15
Interest rate and maturity concession	2	1	231	148	254	156	51	29
Payment deferral	1	—	166	—	166	—	45	—
Home equity:
Interest rate and maturity concession	—	1	—	315	—	315	—	—
Total	3	5	$397	$895	$420	$914	$96	$44

For the three months ended September 20, 2018, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the nine months ended September 30, 2018, one home equity loan with a recorded investment of $299,000 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted. At September 30, 2018, the Company carried a specific reserve on this redefaulted TDR of $114,000. For the three and nine months ended September 30, 2017, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the three and nine months ended September 30, 2018 and 2017, and as of and for the year-ended December 31, 2017:

				For the Three Months Ended		For the Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
September 30, 2018:
With an allowance recorded:
Residential real estate	$3,577	$3,577	$619	$3,541	$27	$2,428	$96
Commercial real estate	349	349	23	350	6	2,428	17
Commercial	—	—	—	—	—	—	—
Home equity	318	318	114	391	—	232	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	4,244	4,244	756	4,282	33	5,088	113
Without an allowance recorded:
Residential real estate	1,607	1,807	—	1,750	13	1,582	27
Commercial real estate	4,658	4,944	—	4,700	—	2,637	—
Commercial	1,548	2,725	—	1,580	2	1,666	6
Home equity	55	206	—	39	—	213	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	7,868	9,682	—	8,069	15	6,098	33
Total impaired loans	$12,112	$13,926	$756	$12,351	$48	$11,186	$146
September 30, 2017:
With an allowance recorded:
Residential real estate	$3,262	$3,262	$464	$3,194	$48	$3,084	$103
Commercial real estate	5,589	5,589	1,470	6,590	4	10,048	15
Commercial	—	—	—	82	—	41	—
Home equity	—	—	—	—	—	167	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	33	—
Ending Balance	8,851	8,851	1,934	9,866	52	13,373	118
Without an allowance recorded:
Residential real estate	1,530	1,949	—	1,427	15	1,349	15
Commercial real estate	784	1,032	—	794	15	1,250	22
Commercial	1,842	3,015	—	1,891	(6)	1,959	8
Home equity	423	482	—	440	1	271	6
Consumer	—	—	—	—	(4)	3	—
HPFC	—	—	—	—	—	—	—
Ending Balance	4,579	6,478	—	4,552	21	4,832	51
Total impaired loans	$13,430	$15,329	$1,934	$14,418	$73	$18,205	$169

(1)	Negative interest income recognized represents the re-allocation of interest income between "without an allowance recorded" and "with an allowance recorded" during the period.

				For the Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With an allowance recorded:
Residential real estate	$3,858	$3,858	$568	$3,177	$131
Commercial real estate	5,422	5,422	1,441	8,900	22
Commercial	—	—	—	31	—
Home equity	—	—	—	125	—
Consumer	—	—	—	—	—
HPFC	—	—	—	24	—
Ending Balance	9,280	9,280	2,009	12,257	153
Without an allowance recorded:
Residential real estate	1,313	1,673	—	1,345	15
Commercial real estate	777	1,084	—	1,132	29
Commercial	1,791	2,964	—	1,920	10
Home equity	429	495	—	310	8
Consumer	—	—	—	2	—
HPFC	—	—	—	—	—
Ending Balance	4,310	6,216	—	4,709	62
Total impaired loans	$13,590	$15,496	$2,009	$16,966	$215

Loan Sales:
For the three and nine months ended September 30, 2018 and 2017, the Company sold $58.4 million, $155.6 million, $59.9 million, and $150.8 million, respectively, of fixed rate residential mortgage loans on the secondary market that resulted in gains on the sale of loans (net of costs) of $1.5 million, $4.1 million, $1.6 million and $4.3 million, respectively.

At September 30, 2018 and December 31, 2017, the Company had certain residential mortgage loans with a principal balance of $10.2 million and $8.1 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2018 and December 31, 2017, recorded an unrealized (loss) gain of $(30,000) and $37,000, respectively. For the three and nine months ended September 30, 2018 and 2017, the net change in unrealized (losses) gains on loans held for sale recorded within mortgage banking income, net, on its consolidated statements of income, was $(99,000), $(67,000), $72,000, and $263,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at September 30, 2018 and December 31, 2017. The fair value of its forward delivery commitments at September 30, 2018 and December 31, 2017 was $241,000 and $142,000, respectively. For the three months ended September 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $49,000 and $16,000, respectively. For the nine months ended September 30, 2018 and 2017, the net unrealized gain from the change in fair value on the company's forward delivery commitments reported within mortgage banking income, net on the consolidated statement of income was $99,000 and $35,000, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:

At September 30, 2018 and December 31, 2017, the Company had $1.3 million and $1.9 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.2 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively.

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

The Company and Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. The quantitative measures established to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total capital, Tier I capital, and common equity Tier I capital to risk-weighted assets, and of Tier I capital to average assets, or the leverage ratio. These guidelines apply to the Company on a consolidated basis.

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at September 30, 2018 and December 31, 2017, and specifically the Bank was "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to September 30, 2018, that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2017		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$423,277	14.55%	9.88%	N/A	$396,451	14.14%	9.25%	N/A
Tier I risk-based capital ratio	384,738	13.22%	7.88%	N/A	357,261	12.74%	7.25%	N/A
Common equity Tier I risk-based capital ratio	341,738	11.75%	6.38%	N/A	316,677	11.30%	5.75%	N/A
Tier I leverage capital ratio	384,738	9.42%	4.00%	N/A	357,261	9.07%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$389,845	13.42%	9.88%	10.00%	$369,540	13.18%	9.25%	10.00%
Tier I risk-based capital ratio	366,306	12.61%	7.88%	8.00%	345,350	12.32%	7.25%	8.00%
Common equity Tier I risk-based capital ratio	366,306	12.61%	6.38%	6.50%	345,350	12.32%	5.75%	6.50%
Tier I leverage capital ratio	366,306	8.99%	4.00%	5.00%	345,350	8.80%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At September 30, 2018 and December 31, 2017, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at September 30, 2018 and December 31, 2017, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

NOTE 7 – INCOME TAXES

The Company's effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense	$3,238	$5,478	$9,204	$14,543
Income before income tax expense	$17,295	$16,817	$48,298	$46,192
Effective tax rate(1)	18.7%	32.6%	19.1%	31.5%

(1)	On December 22, 2017, the Tax Act was enacted, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.
The components of net periodic benefit cost for the periods ended September 30, 2018 and 2017, were as follows:

Supplemental Executive Retirement Plan:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost	Income Statement Presentation	2018	2017	2018	2017
Service cost	Salaries and employee benefits	$112	$84	$335	$252
Interest cost	Other expenses	122	113	366	338
Recognized net actuarial loss	Other expenses	140	61	420	185
Total		$374	$258	$1,121	$775

Other Postretirement Benefit Plan:

		Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost	Income Statement Presentation	2018	2017	2018	2017
Service cost	Salaries and employee benefits	$12	$13	$35	$39
Interest cost	Other expenses	33	36	99	108
Recognized net actuarial loss	Other expenses	12	10	39	30
Amortization of prior service credit	Other expenses	(6)	(6)	(18)	(18)
Total		$51	$53	$155	$159

NOTE 9 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	September 30, 2018	December 31, 2017
Short-Term Borrowings (mature within one year):
Customer repurchase agreements	$278,787	$244,646
FHLBB borrowings	75,000	250,000
Overnight borrowings	55,945	47,150
Total short-term borrowings	$409,732	$541,796
Long-Term Borrowings (maturity greater than one year):
FHLBB borrowings	$10,000	$10,000
Capital lease obligation	738	791
Total long-term borrowings	$10,738	$10,791

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of September 30, 2018 and December 31, 2017:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
September 30, 2018
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$1,256	$—	$—	$—	$1,256
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	74,548	—	—	—	74,548
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	202,983	—	—	—	202,983
Total Customer Repurchase Agreements	278,787	—	—	—	278,787
Total Repurchase Agreements	$278,787	$—	$—	$—	$278,787
December 31, 2017
Customer Repurchase Agreements:
Obligations of states and political subdivisions	$630	$—	$—	$—	$630
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	98,460	—	—	—	98,460
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,556	—	—	—	145,556
Total Customer Repurchase Agreements	244,646	—	—	—	244,646
Total Repurchase Agreements	$244,646	$—	$—	$—	$244,646

Certain customers held CDs totaling $922,000 and $920,000 with the Bank at September 30, 2018 and December 31, 2017, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2018
Financial assets:
Loans held for sale	$10,158	$—	$10,158	$—
AFS investments:
Obligations of states and political subdivisions	4,818	—	4,818	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	460,298	—	460,298	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	306,611	—	306,611	—
Subordinated corporate bonds	8,616	—	8,616	—
Equity securities - bank stock	783	—	783	—
Customer loan swaps	15,562	—	15,562	—
Fixed-rate mortgage interest rate lock commitments	330	—	330	—
Forward delivery commitments	253	—	253	—
FHLBB advance interest rate swaps	65	—	65	—
Financial liabilities:
Junior subordinated debt interest rate swaps	4,361	—	4,361	—
Customer loan swaps	15,562	—	15,562	—
Fixed-rate mortgage interest rate lock commitments	7	—	7	—
Forward delivery commitments	12	—	12	—
December 31, 2017
Financial assets:
Loans held for sale	$8,103	$—	$8,103	$—
AFS investments:
Obligations of states and political subdivisions	7,335	—	7,335	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	503,302	—	503,302	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	272,799	—	272,799	—
Subordinated corporate bonds	5,657	—	5,657	—
Equity investments	806	—	806	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	307	—	307	—
Forward delivery commitments	158	—	158	—
FHLBB advance interest rate swaps	21	—	21	—
Financial liabilities:
Junior subordinated debt interest rate swaps	7,571	—	7,571	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	22	—	22	—
Forward delivery commitments	16	—	16	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to evaluate individually for impairment loans with a principal balance greater than $500,000 or more and are classified as substandard or doubtful and are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing net realizable value, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, which are loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified within Level 3 of the fair value hierarchy. At September 30, 2018 and December 31, 2017, the mortgage servicing assets were not carried at fair value.

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis
The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO, and goodwill and other intangible assets.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2018, for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the nine months ended September 30, 2018, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2018
Financial assets:
Collateral-dependent impaired loans	$516	$—	$—	$516
Non-financial assets:
OREO	130	—	—	130
December 31, 2017
Financial assets:
Collateral-dependent impaired loans	$3,696	$—	$—	$3,696
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
September 30, 2018
Collateral-dependent impaired loans:
Partially charged-off	$44	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	472	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling cost	10%	(10%)
December 31, 2017
Collateral-dependent impaired loans:
Partially charged-off	$86	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(18%)
			Estimated selling costs	0 - 10%	(6%)
Specifically reserved	3,610	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling costs	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2018
Financial assets:
HTM securities	$92,933	$90,550	$—	$90,550	$—
Residential real estate loans(1)	935,728	904,765	—	—	904,765
Commercial real estate loans(1)	1,205,397	1,156,934	—	—	1,156,934
Commercial loans(1)(2)	401,330	394,903	—	—	394,903
Home equity loans(1)	322,877	315,453	—	—	315,453
Consumer loans(1)	19,985	18,894	—	—	18,894
Servicing assets	877	1,856	—	—	1,856
Financial liabilities:
Time deposits	$638,418	$630,600	$—	$630,600	$—
Short-term borrowings	409,732	409,446	—	409,446	—
Long-term borrowings	10,738	10,620	—	10,620	—
Subordinated debentures	59,028	50,465	—	50,465	—
December 31, 2017
Financial assets:
HTM securities	$94,073	$94,913	$—	$94,913	$—
Residential real estate loans(1)	853,283	853,056	—	—	853,056
Commercial real estate loans(1)	1,152,160	1,115,618	—	—	1,115,618
Commercial loans(1)(2)	413,898	401,902	—	—	401,902
Home equity loans(1)	321,011	318,230	—	—	318,230
Consumer loans(1)	17,916	17,335	—	—	17,335
Servicing assets	1,025	1,766	—	—	1,766
Financial liabilities:
Time deposits	$517,032	$512,483	$—	$512,483	$—
Short-term borrowings	541,796	541,605	—	541,605	—
Long-term borrowings	10,791	10,777	—	10,777	—
Subordinated debentures	58,911	44,333	—	44,333	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

Excluded from the summary were financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

Legal Contingencies
In the normal course of business, the Company and its subsidiary are subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any material loss contingencies for which accruals were provided for and/or disclosure was deemed necessary.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	September 30, 2018	December 31, 2017
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$495,086	$477,401
Residential	44,624	41,368
Commercial and commercial real estate	29,443	49,482
Letters of credit	2,676	2,848
Other commitments	2,478	523
Derivative Financial Instruments:
Customer loan swaps	$793,212	$703,336
Junior subordinated debt interest rate swaps	43,000	43,000
FHLBB advance interest rate swaps	25,000	50,000
Interest rate lock commitments	23,519	21,746
Forward delivery commitments	10,188	8,065

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		September 30, 2018			December 31, 2017
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	67	$339,886	$(15,562)	42	$226,884	$(5,036)
Receive fixed, pay variable	Other assets / (accrued interest and other liabilities)	8	56,720	684	23	124,784	1,799
Pay fixed, receive variable	Other assets / (accrued interest and other liabilities)	75	396,606	14,878	65	351,668	3,237
Total		150	$793,212	$—	130	$703,336	$—

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

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At September 30, 2018, the Company posted $4.7 million of cash as collateral to the counterparty and was presented within other assets on the consolidated statements of financial condition.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					Fair Value(1)
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	September 30, 2018	December 31, 2017
$10,000	3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	$192	$527
10,000	7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	1,300	2,133
10,000	5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	1,260	2,129
5,000	3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	683	1,137
8,000	5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	926	1,645
$43,000					$4,361	$7,571

(1)	Presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three and nine months ended September 30, 2018 and 2017, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the nine months ended September 30, 2018 and 2017 were $689,000 and $981,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. One contract matured on February 25, 2018 and the other is scheduled to mature on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified this amount would be recorded within the consolidated statements of income. For the three and nine months ended September 30, 2018 and 2017, the Company did not record any ineffectiveness within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts that are in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. At September 30, 2018, the counterparty posted to the Bank $15.7 million of cash as collateral on its FHLBB advance interest rate swap and customer loan swap contracts. The collateral posted by the counterparty to the Bank is not readily available and has been designated as restricted cash and was presented within interest-bearing deposits in other banks on the consolidated statements of condition.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					Fair Value(1)
Notional Amount	Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	September 30, 2018	December 31, 2017
$25,000	2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	$—	$20
25,000	2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	65	1
					$65	$21

(1)	Presented within other assets on the consolidated statements of condition.

Net payments received from (paid to) the counterparty for the nine months ended September 30, 2018 and 2017 were $24,000 and $(241,000), respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

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

		September 30, 2018		December 31, 2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other Assets	$21,609	$330	$19,886	$307
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	1,910	(7)	1,860	(22)
Total		$23,519	$323	$21,746	$285

For the three months ended September 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $46,000 and $60,000, respectively. For the nine months ended September 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's mortgage interest rate locks was $38,000 and $283,000, respectively.

Forward Delivery Commitments:
The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a "best effort" or "mandatory delivery" basis. The Company's normal practice is to typically enter into these arrangements on a "best effort" basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative (but does not designate the commitment as a hedge) upon origination of a loan for which it intends to sell.

The Company's forward delivery commitments on loans held for sale was as follows for the periods indicated:

		September 30, 2018		December 31, 2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$9,026	$253	$6,692	$158
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,162	(12)	1,373	(16)
Total		$10,188	$241	$8,065	$142

For the three months ended September 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $49,000 and $16,000, respectively. For the nine months ended September 30, 2018 and 2017, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $99,000 and $35,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended September 30		For The Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives designated as cash flow hedges:
Effective portion of unrealized gains (losses) recognized within OCI during the period, net of tax	$462	$(80)	$2,031	$(452)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$177	$366	$665	$1,234

The Company expects approximately $412,000 (pre-tax) to be reclassified to interest expense from AOCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2018.

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

•
volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and which could lead to impairment in the value of securities in the Company's investment portfolio;

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.2 billion in assets at September 30, 2018, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, offers commercial and consumer banking products and services as well as investment management and fiduciary services. In addition, Camden Financial Consultants, a division of the Bank, offers brokerage and insurance services.

The Company competes throughout Maine, New Hampshire and Massachusetts with our primary markets within Maine. We operate and manage the Bank's business within Maine's various regions, including Mid Coast, Southern, Central, Bangor and Downeast. Many of these markets in which we operate are characterized as rural areas. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

Net income for the three and nine months ended September 30, 2018 was $14.1 million and $39.1 million, respectively, representing an increase over the same periods last year of $2.7 million, or 24%, and $7.4 million, or 24%, respectively. Diluted EPS for the three and nine months ended September 30, 2018 was $0.90 and $2.50, respectively, representing an increase over the same periods last year of $0.18, or 25%, and $0.48, or 24%, respectively.

Effective January 1, 2018, the federal corporate income tax rate decreased from 35.0% to 21.0%. We estimate that the reduction in the federal corporate income tax rate increased net income $2.4 million, or $0.15 per diluted share, and $6.8 million, or $0.43 per diluted share, for the three and nine months ended September 30, 2018, respectively, compared to the same periods last year.

Total revenue (calculated as the sum of net interest income and non-interest income) for the three and nine months ended September 30, 2018 was $40.8 million and $117.5 million, respectively, each representing an increase of 3% over the same periods last year. Total revenue growth for the three and nine months ended September 30, 2018, was led by strong average loan and deposit growth. Net interest margin on a fully-taxable equivalent basis for the three and nine months ended September 30, 2018 was 3.14% and 3.11%, respectively, compared to 3.16% and 3.16% for the same periods last year. The decrease in net interest margin for each respective period was driven by a decrease in fair value mark accretion income recognized on acquired loans and time deposits, as well as a lower contribution from tax-equivalency adjustments as a result of the lower federal corporate income tax rate between periods.

The provision for credit losses for the three and nine months ended September 30, 2018 was $354,000 and $840,000, respectively, representing a decrease of $463,000 and $2.0 million, compared to the same periods last year. The decrease in provision for credit losses between periods, highlights the strength of our asset quality across our loan portfolio at September 30, 2018.

Non-interest expense for the three and nine months ended September 30, 2018 was $23.2 million and $68.4 million, representing an increase over the same period last year of $1.3 million, or 6%, and $3.0 million, or 5%, respectively. Our efficiency ratio (non-GAAP) for the three and nine months ended September 30, 2018 was 57.33% and 58.14%, respectively.

The Company's capital position at September 30, 2018 was well in excess of regulatory requirements, including a total risk-based capital ratio of 14.55% and a Tier I leverage ratio of 9.42%. At September 30, 2018, the Company's tangible common equity ratio (non-GAAP) was 7.78%.

We declared a $0.30 dividend per share in the third quarter of 2018, an increase of $0.07 per share, or 30%, over the third quarter of 2017. Our third quarter 2018 dividend yield was 2.76%, based on our closing stock price as of September 28, 2018 (the last business day of the third quarter).

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could materially differ from the Company's current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the allowance for loan losses; (ii) accounting for acquisitions and the subsequent review of goodwill and core deposit intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; and (iv) income taxes.

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2017. Refer to the Annual Report on Form 10-K for the year ended December 31, 2017, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements adopted during the nine months ended September 30, 2018, and the impact to the consolidated financial statements, as well as the status of issued accounting pronouncements yet to be adopted and implemented.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible equity, efficiency ratio; tax equivalent net interest income; tangible book value per share; and tangible common equity ratio. These non-GAAP financial measures are utilized for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Return on Average Tangible Equity: Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of intangible assets and goodwill impairment (the numerator) to (ii) average shareholders' equity, adjusted for average goodwill and other intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common measure within the financial services industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income, as presented	$14,057	$11,339	$39,094	$31,649
Amortization of intangible assets, net of tax(1)	144	307	430	921
Net income, adjusted for amortization of intangible assets	$14,201	$11,646	$39,524	$32,570
Average shareholders' equity, as presented	$414,936	$411,497	$407,524	$403,195
Less: average goodwill and other intangible assets	(99,195)	(100,273)	(99,379)	(100,746)
Average tangible equity	$315,741	$311,224	$308,145	$302,449
Return on average tangible equity	17.84%	14.85%	17.15%	14.40%
Return on average shareholders' equity	13.44%	10.93%	12.83%	10.49%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Efficiency Ratio. The efficiency ratio represents an approximate measure of the cost required for the Company to generate a dollar of revenue. This is a common measure within the financial services industry and is a key ratio for evaluating Company performance. The efficiency ratio is calculated as the ratio of (i) total non-interest expense, adjusted for certain operating expenses, as necessary to (ii) net interest income on a tax equivalent basis plus total non-interest income, adjusted for certain other income items, as necessary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-interest expense, as presented	$23,166	$21,825	$68,365	$65,411
Net interest income, as presented	$30,423	$29,160	$88,806	$85,641
Add: effect of tax-exempt income(1)	260	535	771	1,580
Non-interest income, as presented	10,392	10,299	28,697	28,759
Less: net gain on sale of securities	(664)	(827)	(695)	(827)
Adjusted net interest income plus non-interest income	$40,411	$39,167	$117,579	$115,153
Non-GAAP efficiency ratio	57.33%	55.72%	58.14%	56.80%
GAAP efficiency ratio	56.76%	55.31%	58.18%	57.18%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income, as presented	$30,423	$29,160	$88,806	$85,641
Add: effect of tax-exempt income(1)	260	535	771	1,580
Net interest income, tax equivalent	$30,683	$29,695	$89,577	$87,221

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Tangible Book Value per Share. Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end. The following table reconciles tangible book value per share to book value per share. Tangible book value per share is a common measure within the financial services industry, when assessing the value of a company as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets (the numerator) to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within the financial services industry to assess whether or not a company is highly leveraged.

	September 30, 2018	December 31, 2017
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$417,525	$403,413
Less: goodwill and other intangibles	(99,108)	(99,652)
Tangible shareholders’ equity	$318,417	$303,761
Shares outstanding at period end	15,584,526	15,524,704
Tangible book value per share	$20.43	$19.57
Book value per share	$26.79	$25.99
Tangible Common Equity Ratio:
Total assets	$4,191,584	$4,065,398
Less: goodwill and other intangibles	(99,108)	(99,652)
Tangible assets	$4,092,476	$3,965,746
Tangible common equity ratio	7.78%	7.66%
Shareholders' equity to total assets	9.96%	9.92%

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue and accounted for 75% and 74% of total revenues (net interest income and non-interest income) for the three months ended September 30, 2018 and 2017, respectively, and 76% and 75% for the nine months ended September 30, 2018 and 2017, respectively. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Our net interest margin on a fully-taxable basis, which is calculated as annualized net interest income on a fully-taxable basis over total average interest-earning assets, for the three months ended September 30, 2018 and 2017, was 3.14% and 3.16%, respectively, and for the nine months ended September 30, 2018 and 2017, was 3.11% and 3.16%, respectively.

Net Interest Income — Three Months Ended September 30, 2018 and 2017. Net interest income on a fully-taxable basis for the three months ended September 30, 2018, was $30.7 million, representing an increase of $988,000, or 3%, over the same period last year.

Average loans for the third quarter of 2018 totaled $2.9 billion, an increase of $136.2 million, or 5%, over the third quarter of 2017. Our average loan growth over this period was led by residential mortgages and commercial real estate loans, which grew 10% and 5%, respectively, over the same period last year. Our loan growth for the third quarter of 2018 was funded by strong average deposits growth (excluding brokered deposits) of $264.7 million, or 10%, over the third quarter of 2017, led by demand and interest checking growth of 15% and 19%, respectively. Average deposit growth for the third quarter of 2018 in excess of loan growth enabled us to reduce average total borrowings by $153.1 million, or 16%, for the third quarter compared to the same period last year, which has become increasingly important as interest rates continue to rise.

For the third quarter of 2018, our net interest margin on a fully-taxable basis was 3.14%, representing a 2 basis points decrease compared to the same period last year. However, net interest margin on a fully-taxable basis, adjusted for the decrease in loan and deposit fair value mark accretion and income on previously charged-off loans of $370,000 between periods, for the third quarter of 2018 was 3.09%, an increase of 2 basis points compared to the third quarter of 2017.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the three months ended September 30, 2018 and 2017:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	September 30, 2018			September 30, 2017
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks(1)	$45,824	$217	1.85%	$40,640	$132	1.27%
Securities - taxable	826,541	4,867	2.36%	819,778	4,542	2.22%
Securities - nontaxable(2)	97,775	834	3.41%	101,507	1,055	4.16%
Loans(3):
Residential real estate	934,029	9,709	4.16%	851,828	8,717	4.09%
Commercial real estate	1,198,677	13,662	4.46%	1,136,851	11,836	4.07%
Commercial(2)	351,980	4,102	4.56%	347,469	3,712	4.18%
Municipal(2)	24,603	190	3.06%	24,847	203	3.24%
Consumer	344,740	4,487	5.16%	345,533	3,986	4.58%
HPFC	38,356	749	7.64%	49,619	1,062	8.38%
Total loans	2,892,385	32,899	4.49%	2,756,147	29,516	4.23%
Total interest-earning assets(1)	3,862,525	38,817	3.97%	3,718,072	35,245	3.75%
Cash and due from banks	48,021			45,291
Other assets	277,271			291,319
Less: ALL	(23,803)			(24,539)
Total assets	$4,164,014			$4,030,143
Liabilities & Shareholders' Equity
Deposits:
Demand	$517,651	$—	—%	$450,350	$—	—%
Interest checking	865,012	1,167	0.54%	727,959	352	0.19%
Savings	483,577	77	0.06%	493,447	82	0.07%
Money market	512,650	1,156	0.89%	469,458	627	0.53%
Certificates of deposit	481,059	1,438	1.18%	454,013	952	0.83%
Total deposits	2,859,949	3,838	0.53%	2,595,227	2,013	0.31%
Borrowings:
Brokered deposits	272,471	1,417	2.07%	310,207	1,014	1.30%
Customer repurchase agreements	244,189	667	1.08%	222,386	285	0.51%
Subordinated debentures	59,009	858	5.77%	58,853	858	5.78%
Other borrowings	249,341	1,354	2.16%	386,643	1,380	1.42%
Total borrowings	825,010	4,296	2.07%	978,089	3,537	1.43%
Total funding liabilities	3,684,959	8,134	0.88%	3,573,316	5,550	0.62%
Other liabilities	64,119			45,330
Shareholders' equity	414,936			411,497
Total liabilities & shareholders' equity	$4,164,014			$4,030,143
Net interest income (fully-taxable equivalent)		30,683			29,695
Less: fully-taxable equivalent adjustment		(260)			(535)
Net interest income		$30,423			$29,160
Net interest rate spread (fully-taxable equivalent)(1)			3.09%			3.13%
Net interest margin (fully-taxable equivalent)(1)			3.14%			3.16%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(1)(4)			3.09%			3.07%

(1)
Prior period was revised to include average interest-bearing deposits in other banks in total average interest-earning assets. Previously, average interest-bearing deposits in other banks was presented in cash and due from banks.

(2)
Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively, including certain commercial loans.

(3)	Non-accrual loans and loans held for sale are included in total average loans.

(4)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended September 30, 2018 and 2017, totaling $434,000 and $804,000, respectively.

Net Interest Income — Nine Months Ended September 30, 2018 and 2017. Net interest income on a fully-taxable basis for the nine months ended September 30, 2018, was $89.6 million, representing an increase of $2.4 million, or 3%, over the same period last year.

Average loans for the nine months ended September 30, 2018 totaled $2.8 billion, an increase of $141.4 million, or 5%, over the same period of 2017. Average loan growth over this period was led by residential mortgages and commercial real estate loans, which grew 8% and 7%, respectively, over the same period last year. Our loan growth for the nine months ended September 30, 2018, was funded by strong average deposits (excluding brokered deposits) growth of $225.9 million, or 9%, over the same period of 2017, led by demand and interest checking growth of 16% and 17%, respectively. Average deposit growth for the nine months ended September 30, 2018 in excess of loan growth enabled us to reduce average total borrowings by $107.0 million, or 11%, for the nine months ended September 30, 2018, compared to the same period last year, which has become increasingly important as interest rates continue to rise.

For the nine months ended September 30, 2018, our net interest margin on a fully-taxable basis was 3.11%, representing a 5 basis points decrease compared to the same period last year. However, net interest margin on a fully-taxable basis, adjusted for the decrease in loan and deposit fair value mark accretion and income on previously charged-off loans of $898,000 between periods, for the nine months ended September 30, 2018, was 3.06%, a decrease of 1 basis point compared to the same period of 2017.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the nine months ended September 30, 2018 and 2017:

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Nine Months Ended
	September 30, 2018			September 30, 2017
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks(1)	$52,076	$633	1.60%	$37,505	$287	1.01%
Securities - taxable	829,248	14,288	2.30%	832,054	13,863	2.22%
Securities - nontaxable(2)	98,443	2,517	3.41%	102,075	3,198	4.18%
Loans(3):
Residential real estate	893,531	27,865	4.16%	831,072	25,580	4.10%
Commercial real estate	1,183,666	38,947	4.34%	1,109,386	33,833	4.02%
Commercial(2)	351,224	11,766	4.42%	334,247	10,560	4.17%
Municipal(2)	21,318	503	3.16%	19,761	493	3.34%
Consumer	342,214	12,741	4.98%	343,294	11,358	4.42%
HPFC	41,079	2,435	7.82%	53,873	3,472	8.50%
Total loans	2,833,032	94,257	4.41%	2,691,633	85,296	4.20%
Total interest-earning assets	3,812,799	111,695	3.89%	3,663,267	102,644	3.72%
Cash and due from banks	45,464			45,043
Other assets	274,732			287,255
Less: ALL	(23,801)			(23,976)
Total assets	$4,109,194			$3,971,589
Liabilities & Shareholders' Equity
Deposits:
Demand	$478,386	$—	—%	$411,818	$—	—%
Interest checking	846,093	2,915	0.46%	725,705	952	0.18%
Savings	486,773	229	0.06%	490,648	229	0.06%
Money market	502,719	2,988	0.79%	476,983	1,753	0.49%
Certificates of deposit	475,336	3,851	1.08%	458,208	3,014	0.88%
Total deposits	2,789,307	9,983	0.48%	2,563,362	5,948	0.31%
Borrowings:
Brokered deposits	250,272	3,480	1.86%	322,860	2,620	1.09%
Customer repurchase agreements	243,037	1,729	0.95%	225,426	747	0.44%
Subordinated debentures	58,970	2,556	5.80%	58,814	2,553	5.80%
Other borrowings	302,238	4,370	1.93%	354,443	3,555	1.34%
Total borrowings	854,517	12,135	1.90%	961,543	9,475	1.32%
Total funding liabilities	3,643,824	22,118	0.81%	3,524,905	15,423	0.58%
Other liabilities	57,846			43,489
Shareholders' equity	407,524			403,195
Total liabilities & shareholders' equity	$4,109,194			$3,971,589
Net interest income (fully-taxable equivalent)		89,577			87,221
Less: fully-taxable equivalent adjustment		(771)			(1,580)
Net interest income		$88,806			$85,641
Net interest rate spread (fully-taxable equivalent)(1)			3.08%			3.14%
Net interest margin (fully-taxable equivalent)(1)			3.11%			3.16%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(1)(4)			3.06%			3.07%

(1)
Prior period was revised to include average interest-bearing deposits in other banks in total average interest-earning assets. Previously, average interest-bearing deposits in other banks was presented in cash and due from banks.

(2)
Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively, including certain commercial loans.

(3)	Non-accrual loans and loans held for sale are included in total average loans.

(4)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the nine months ended September 30, 2018 and 2017, totaling $1.6 million and $2.5 million, respectively.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume. The (a) changes in volume (change in volume multiplied by prior period's rate), (b) changes in rates (change in rate multiplied prior period's volume), and (c) changes in rate/volume (change in rate multiplied by the change in volume), which is allocated to the change due to rate column.

	For The Three Months Ended September 30, 2018 vs. September 30, 2017			For The Nine Months Ended September 30, 2018 vs. September 30, 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate(1)	Net	Volume	Rate(2)	Net
Interest-earning assets:
Cash and due from banks	$16	$69	$85	$110	$236	$346
Securities – taxable	38	287	325	(47)	472	425
Securities – nontaxable	(39)	(182)	(221)	(114)	(567)	(681)
Residential real estate	841	151	992	1,921	364	2,285
Commercial real estate	643	1,183	1,826	2,264	2,850	5,114
Commercial	48	342	390	537	669	1,206
Municipal	(2)	(11)	(13)	39	(29)	10
Consumer	(9)	510	501	(36)	1,419	1,383
HPFC	(241)	(72)	(313)	(825)	(212)	(1,037)
Total interest income	1,295	2,277	3,572	3,849	5,202	9,051
Interest-bearing liabilities:
Interest checking	66	749	815	162	1,801	1,963
Savings	(2)	(3)	(5)	(2)	2	—
Money market	58	471	529	94	1,141	1,235
Certificates of deposit	57	429	486	113	724	837
Brokered deposits	(124)	527	403	(592)	1,452	860
Customer repurchase agreements	28	354	382	58	924	982
Subordinated debentures	2	(2)	—	7	(4)	3
Other borrowings	(491)	465	(26)	(523)	1,338	815
Total interest expense	(406)	2,990	2,584	(683)	7,378	6,695
Net interest income (fully-taxable equivalent)	$1,701	$(713)	$988	$4,532	$(2,176)	$2,356

(1)
Presented within increase (decrease) due to rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was (i) a decrease in net interest income on a fully-taxable equivalent basis of $370,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans and (ii) a decrease in interest income of $267,000 on a fully-taxable equivalent basis due to the decrease in the federal corporate income tax rate, effective January 1, 2018.

(2)
Presented within increase (decrease) due to rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was a (i) decrease in net interest income on a fully-taxable equivalent basis of $898,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans and (ii) a decrease in interest income of $791,000 on a fully-taxable equivalent basis due to the decrease in the federal corporate income tax rate, effective January 1, 2018.

Provision for Credit Losses
The provision for credit losses is comprised of the provision for loan losses and the provision for unfunded commitments.

The provision for loan losses, which makes up the vast majority of the provision for credit losses, is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses for the three months ended September 30, 2018 was $355,000, compared to $802,000 for the three months ended September 30, 2017. The provision for loan losses for the nine months ended September 30, 2018 was $845,000, compared to $2.8 million for the nine months ended September 30, 2017. The decrease in provision for loan losses for the three and nine months ended September 30, 2018, compared to the respective periods last year, reflects the strength of our credits and improvements within our loan portfolio.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statements of condition.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Debit card income	$2,173	$2,061	$112	5%	$6,228	$5,887	$341	6%
Service charges on deposit accounts	1,910	1,852	58	3%	5,679	5,632	47	1%
Mortgage banking income, net	1,758	2,076	(318)	(15)%	4,758	5,566	(808)	(15)%
Income from fiduciary services	1,339	1,229	110	9%	4,029	3,831	198	5%
Brokerage and insurance commissions	615	600	15	3%	1,950	1,601	349	22%
Bank-owned life insurance	606	603	3	—%	1,823	1,750	73	4%
Other service charges and fees	596	589	7	1%	1,564	1,558	6	—%
Net gain on sale of securities	664	827	(163)	(20)%	695	827	(132)	(16)%
Other income	731	462	269	58%	1,971	2,107	(136)	(6)%
Total non-interest income	$10,392	$10,299	$93	1%	$28,697	$28,759	$(62)	—%
Non-interest income as a percentage of total revenues(1)	25%	26%			24%	25%
(1) Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Income — Three Months Ended September 30, 2018 and 2017. The significant changes in non-interest income for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 included:

•
A decrease in mortgage banking income primarily due to an unrealized loss of $150,000 resulting from the change in fair value on loans held for sale and related mortgage banking derivatives and a decrease in net gains on mortgage sales of $92,000 as residential mortgage sales for the third quarter of 2018 of $58.4 million decreased $1.5 million compared to the same period last year.

•
A decrease in net gain on sale of securities of $163,000. In the third quarter of 2018, we sold all of our Visa Inc. shares of Class B common stock and recognized a gain of $939,000, and sold certain MBS and CMO investment securities designated as AFS and recognized a loss of $275,000 to partially offset the recognized gain and reinvest the proceeds into similar investments that provide a higher yield, reflecting the current interest rate market.

•	An increase in other income was driven by an increase in fees earned on back-to-back customer loan swaps of $271,000.

Non-Interest Income — Nine Months Ended September 30, 2018 and 2017. The significant changes in non-interest income for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, included:

•
An increase in debit card income of $341,000. Upon adoption of the new revenue recognition standard and related standards on January 1, 2018, we began presenting these costs net of debit card income for periods after 2017. The new revenue recognition standard and related standards were adopted on a modified-retrospective basis, and, thus, prior period balances were not restated. Adjusting for presentation differences, debit card income increased $659,000, or 11%, between periods. Refer to Note 2 of the consolidated financial statements for additional discussion.

•
A decrease in mortgage banking income primarily due to an unrealized loss of $510,000 due to the change in fair value on loans held for sale and related mortgage banking derivatives and a decrease in net gains on mortgage sales of $198,000 driven by a 16 basis points decrease in our average gain on sale for the nine months ended September 30, 2018, compared to the same period last year. Total mortgage sales for the nine months ended September 30, 2018, of $155.6 million increased $4.8 million over the same period last year.

•	An increase in brokerage and insurance commissions was driven by strong production and assets under management growth of 9% to $446.0 million at September 30, 2018 over the prior year.

Non-Interest Expense
The following table presents the components of non-interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Salaries and employee benefits	$13,143	$12,145	$998	8%	$38,433	$36,240	$2,193	6%
Furniture, equipment and data processing	2,575	2,429	146	6%	7,710	7,204	506	7%
Net occupancy costs	1,614	1,599	15	1%	5,112	5,234	(122)	(2)%
Consulting and professional fees	958	714	244	34%	2,878	2,412	466	19%
Debit card expense	833	662	171	26%	2,339	2,034	305	15%
Regulatory assessments	447	574	(127)	(22)%	1,447	1,607	(160)	(10)%
Amortization of intangible assets	182	473	(291)	(62)%	544	1,417	(873)	(62)%
Other real estate owned and collection costs, net	239	258	(19)	(7)%	565	558	7	1%
Other expenses	3,175	2,971	204	7%	9,337	8,705	632	7%
Total non-interest expense	$23,166	$21,825	$1,341	6%	$68,365	$65,411	$2,954	5%
Non-GAAP efficiency ratio	57.33%	55.72%			58.14%	56.80%

Non-Interest Expense — Three Months Ended September 30, 2018 and 2017. The significant changes in non-interest expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, included:

•
An increase in salaries and employee benefits primarily driven by (i) an increase in employee wages and associated employment taxes of $539,000, or 6%, due to normal annual merit increases combined with wage inflation; (ii) an increase in incentives and performance-based awards of $304,000 due to year-to-date performance; and (iii) an increase in employee insurance program costs of $70,000, or 5%.

•	An increase in consulting and professional fees as we engage consultants and legal professionals to assist with various initiatives and matters.

•	A decrease in amortization of intangible assets primarily due to a decrease in core deposit intangible amortization expense of $272,000.

•	An increase in other expenses primarily driven by an increase in training costs of $170,000 and business travel costs of $65,000.

Non-Interest Expense — Nine Months Ended September 30, 2018 and 2017. The significant changes in non-interest expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:

•
An increase in salaries and employee benefits primarily driven by (i) an increase in employee wages and associated taxes of $1.3 million, or 5%, due to normal annual merit increases and continued wage inflation; (ii) an increase in incentives and performance-based awards of $495,000 due to year-to-date performance; and (iii) an increase in employee insurance program costs of $372,000, or 9%.

•
An increase in furniture, equipment and data processing costs driven by technology investments over the past year driving an increase between periods of $598,000, or 10%, partially offset by lower equipment costs of $91,000.

•	An increase in consulting and professional fees as we engage consultants and legal professionals to assist with various initiatives and matters.

•	A decrease in amortization of intangible assets primarily due to a decrease in core deposit intangible amortization expense of $817,000.

•	An increase in other expenses primarily driven by an increase in training costs of $256,000, external recruiting fees of $247,000 and business travel costs of $120,000.

Income Tax Expense
For the three and nine months ended September 30, 2018, we recorded income tax expense of $3.2 million and $9.2 million, respectively, and our effective tax rate for the periods were 18.7% and 19.1%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2017, of 32.6% and 31.5%, respectively. The decrease in our effective tax rate between periods was primarily due to the decrease in the federal corporate income tax rate from 35% to 21%, effective for periods beginning on January 1, 2018. We estimate that the net income benefit due to the lower federal income tax rate for the three and nine months ended September 30, 2018, was approximately $2.4 million and $6.8 million, respectively. Our estimated annual effective tax rate for 2018, excluding any discrete period items, is 19.3%. This is a decrease of 0.6% from our previously reported estimate.

At September 30, 2018 and December 31, 2017, net deferred tax assets totaled $25.7 million and $22.8 million, respectively, and we did not carry any valuation allowances on our deferred tax assets as of those dates. We continue to monitor and assess the need for a valuation allowance on our deferred tax assets quarterly in conjunction with our financial reporting.

FINANCIAL CONDITION

Investments
We purchase and hold investment securities to diversify our revenues, interest rate and credit risk, and provide for liquidity and funding needs. Our investment securities portfolio is primarily comprised of MBS (pass through securities and CMOs), which accounted for 86% of our total investment securities portfolio at September 30, 2018 and December 31, 2017, followed by municipal bonds and subordinated corporate bonds. Additionally, the Bank holds a minority (less than 5%) equity position in certain bank stocks and also is a member of the FHLBB and FRBB, both of which require holding a certain amount of FHLBB and FRB common stock.

With the exception of our municipal bonds portfolio, we have historically designated our debt investment securities as AFS to provide us greater flexibility in managing our liquidity and funding needs in conjunction with our overall asset/liability management program. At September 30, 2018 and December 31, 2017, the fair value of debt securities designated as AFS was $780.3 million and $789.9 million, respectively, whereas the carrying value of our municipal bonds designated as HTM was $92.9 million and $94.1 million, respectively. AFS securities are carried at fair value on the consolidated statements of condition with the associated unrealized gains or (losses) recorded in AOCI, net of tax. HTM securities are carried at amortized cost.

Investments in FHLBB and FRB common stock continued to be accounted for and carried at cost. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2018 and December 31, 2017, our investment in FHLBB stock totaled $10.7 million and $18.3 million, respectively, and our investment in FRB stock was $5.4 million.

At September 30, 2018 and December 31, 2017, our investment portfolio was 21% and 22%, respectively, of total assets.

The following table presents the activity within our investments portfolio for the period indicated:

	Debt			Equity
	AFS	HTM	Total Debt	Bank Stock(1)	FHLBB and FRB Stock	Other	Total Equity	Total
Carrying value at December 31, 2017	$789,093	$94,073	$883,166	$796	$23,670	$10	$24,476	$907,642
Purchases	148,842	—	148,842	—	9,391	—	9,391	158,233
Sales, carrying value	(32,972)	—	(32,972)	—	(16,943)	(10)	(16,953)	(49,925)
Principal repayments, maturities and calls	(102,552)	(750)	(103,302)	—	—	—	—	(103,302)
Amortization, net	(2,038)	(390)	(2,428)	—	—	—	—	(2,428)
Change in unrealized loss	(20,030)	—	(20,030)	(13)	—	—	(13)	(20,043)
Carrying value at September 30, 2018	$780,343	$92,933	$873,276	$783	$16,118	$—	$16,901	$890,177

(1)
Effective January 1, 2018, upon adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The change in unrealized gain (loss) for the three and nine months ended September 30, 2018 of $11,000 and ($13,000) was presented within other income on the consolidated statements of income. Refer to Note 2 of the consolidated financial statements for additional discussion.

For the three and nine months ended September 30, 2018, we had $275,000 and $244,000, respectively, in net losses on the sale of certain MBS and CMO investments that were designated as AFS. For the three and nine months ended September 30, 2017, we had $827,000 in net gains on the sale of certain MBS and CMO investments that were designated as AFS. For the nine months ended September 30, 2018, we recognized a gain of $195,000 within other income on the consolidated statements of income upon mandatory liquidation of a reinsurance program investment.

For the three and nine months ended September 30, 2018, we sold our shares of Visa Inc. Class B common stock, with a carrying value of $441,000, that were presented within other assets on the consolidated statements of condition. The sale resulted in a gain of $938,000 that has been presented within net gain on sale of securities on the consolidated statements of income.

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at September 30, 2018 compared to December 31, 2017 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, at September 30, 2018, was 4.1 years as compared to 3.8 years at December 31, 2017. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

MBS securities are directly impacted by the interest rate environment and the yield curve. A low interest rate environment directly affects the interest income earned on these investments by accelerating prepayments and, consequently, the acceleration of our premium amortization. Additionally, a low rate environment and a flatter yield curve will decrease the yield earned upon reinvestment of the prepayment proceeds back into other MBS securities, impacting our net interest income and margin. As of September 30, 2018, the amount of net premiums on our investment securities to be recognized in future periods totaled $11.0 million, which equated to a weighted-average premium above par of approximately 1%.

Subsequent changes to the interest rate environment will continue to impact our investment yield and net interest income.

We review our investments portfolio quarterly for impairment in accordance with our internal policy. Our assessment includes, but is not limited to, reviewing available financial data, assessing credit rating changes, if any, and consideration of our intent and ability to hold temporarily impaired investment securities until we expect them to recover. At September 30, 2018 and December 31, 2017, we held debt securities that were in an unrealized loss position totaling $36.3 million and $14.5 million, respectively, that we concluded were temporarily impaired and we have the intent and ability to hold these securities until they recover. The decline in the fair value of the debt securities was reflective of current interest rates in excess of the yield received on investments and was not indicative of an overall credit deterioration or other factors within our investment securities portfolio. Refer to Note 4 of the consolidated financial statements for further discussion.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 79% and 81% of the loan portfolio as of September 30, 2018 and December 31, 2017, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 9% and 6%, respectively of our total loan portfolio as of September 30, 2018, compared to 7% and 5%, respectively as of December 31, 2017.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	September 30, 2018	December 31, 2017	Change
			($)	(%)
Residential real estate	$941,488	$858,369	$83,119	10%
Commercial real estate	1,215,979	1,164,023	51,956	4%
Commercial	368,837	373,400	(4,563)	(1)%
Consumer and home equity	345,710	341,527	4,183	1%
HPFC	36,829	45,120	(8,291)	(18)%
Total loans	$2,908,843	$2,782,439	$126,404	5%
Commercial Loan Portfolio	$1,621,645	$1,582,543	$39,102	2%
Retail Loan Portfolio	$1,287,198	$1,199,896	$87,302	7%
Commercial Portfolio Mix	56%	57%
Retail Portfolio Mix	44%	43%

For the nine months ended September 30, 2018, we originated $361.6 million of residential mortgages and sold 46% of the production (including loans designated as held for sale at September 30, 2018), compared to residential mortgage originations of $302.2 million for the nine months ended September 30, 2017, and 51% of the production sold during this period (including loans designated as held for sale at September 30, 2017). As we expand our residential mortgage lending teams in Southern Maine and Massachusetts, we are originating more jumbo 1-4 family residential mortgages, including investor-owned 1-4 family residential properties in a first lien position, which are generally held within our loan portfolio.

HPFC is a wholly-owned subsidiary of the Bank that was acquired during the SBM acquisition in October 2015. The HPFC loan portfolio consists of commercial loans to dentists, optometrists and veterinarians, many of which are term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. Effective February 2016, HPFC ceased operations and is no longer issuing loans. As such, the HPFC loan portfolio continues to decrease as loan balances are paid down.

At September 30, 2018, the principal balance of loans held for sale totaled $10.2 million, for which an unrealized loss of $30,000 was reported to carry it at fair value on our consolidated statements of condition. At December 31, 2017, the principal balance of loans held for sale totaled $8.1 million, for which an unrealized gain of $37,000 was reported to carry it at fair value on our consolidated statements of condition. At September 30, 2018 and December 31, 2017, none of the loans designated as held for sale were delinquent on their payments.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	September 30, 2018	December 31, 2017
Non-accrual loans:
Residential real estate	$4,720	$4,979
Commercial real estate	5,517	5,642
Commercial	2,402	2,000
Consumer and home equity loans	1,647	1,650
HPFC	591	1,043
Total non-accrual loans	14,877	15,314
Accruing loans past due 90 days	14	—
Accruing TDRs not included above	4,039	5,012
Total non-performing loans	18,930	20,326
Other real estate owned	185	130
Total non-performing assets	$19,115	$20,456
Non-accrual loans to total loans	0.51%	0.55%
Non-performing loans to total loans	0.65%	0.73%
ALL to non-performing loans	124.28%	118.92%
Non-performing assets to total assets	0.46%	0.50%
ALL to non-performing assets	123.08%	118.16%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2018, potential problem loans amounted to $812,000, or 0.03% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table sets forth information concerning the past due loans at the date indicated:

	September 30, 2018	December 31, 2017
Accruing loans 30-89 days past due:
Residential real estate	$3,816	$5,277
Commercial real estate	574	1,135
Commercial	723	518
Consumer and home equity loans	902	1,197
HPFC	1,078	887
Total	$7,093	$9,014
Accruing loans 30-89 days past due to total loans	0.24%	0.32%

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2017
	2018	2017	2018	2017
ALL at the beginning of the period	$23,668	$24,394	$24,171	$23,116	$23,116
Provision for loan losses	355	802	845	2,786	3,026
Charge-offs:
Residential real estate	115	238	231	433	482
Commercial real estate	—	69	512	81	124
Commercial	150	369	448	650	1,014
Consumer and home equity	185	39	451	493	558
HPFC	209	193	209	274	290
Total charge-offs	659	908	1,851	1,931	2,468
Recoveries:
Residential real estate	37	26	52	30	30
Commercial real estate	4	25	19	138	141
Commercial	118	59	238	254	301
Consumer and home equity	3	10	52	15	19
HPFC	—	5	—	5	6
Total recoveries	162	125	361	442	497
Net charge-offs	497	783	1,490	1,489	1,971
ALL at the end of the period	$23,526	$24,413	$23,526	$24,413	$24,171
Components of allowance for credit losses:
Allowance for loan losses	$23,526	$24,413	$23,526	$24,413	$24,171
Liability for unfunded credit commitments	15	22	15	22	20
Balance of allowance for credit losses at end of the period	$23,541	$24,435	$23,541	$24,435	$24,191
Net charge-offs (annualized) to average loans	0.07%	0.11%	0.07%	0.07%	0.07%
Provision for loan losses (annualized) to average loans	0.05%	0.12%	0.04%	0.14%	0.11%
ALL to total loans	0.81%	0.89%	0.81%	0.89%	0.87%
ALL to net charge-offs (annualized)	1,183.40%	779.47%	1,184.19%	1,229.67%	1,226.33%

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

The decrease in the ALL of $645,000, or 3%, since December 31, 2017 to $23.5 million at September 30, 2018 was driven by asset quality improvement. Our non-performing loans to total loans ratio at September 30, 2018 decreased 8 basis points to 0.65% since December 31, 2017, and net charge-offs for the nine months ended September 30, 2018 totaled $1.5 million, or 0.07% of average loans on an annualized basis. We continue to see favorable risk rating migration across our loan portfolio. At September 30, 2018, loans designated as passing and performing were 98.2% of total loans, compared to 97.6% at December 31, 2017.

We believe the ALL of $23.5 million, or 0.81% of total loans and 124.28% of total non-performing loans, at September 30, 2018 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at September 30, 2018 increased $220.3 million to $3.2 billion since December 31, 2017, primarily due to demand deposit growth of $85.5 million, or 18%, interest checking growth of $77.4 million, or 9%, and brokered deposits growth of $74.7 million, or 36%. The increase in low-cost deposits balances at September 30, 2018 since December 31, 2017 of $174.2 million, or 8%, was due to the combination of strong organic growth through success across our retail and commercial network, including our treasury management services, as well as the seasonality within our deposit flows across our markets as deposits balances generally reach their peak in the third quarter of each calendar year. Over the same period, total borrowings decreased $132.0 million, or 22%, to $479.5 million as we benefited from solid deposit growth, deposit flows, and the utilization of brokered deposits to replace short-term borrowings. At September 30, 2018, short-term borrowings from correspondent banks were $45.7 million, whereas at December 31, 2017 we had no outstanding borrowings with correspondent banks, and FHLBB short-term borrowings decreased $212.0 million since December 31, 2017, to $85.2 million at September 30, 2018.

Our loan-to-deposit ratio at September 30, 2018 and December 31, 2017, was 90% and 93%, respectively.

Shareholders' Equity. Total shareholders' equity at September 30, 2018 increased $14.1 million to $417.5 million since December 31, 2017. The increase was primarily due to net income for the nine months ended September 30, 2018, of $39.1 million, partially offset by (i) a $12.8 million decrease in AOCI driven by an increase in our unrealized losses, net of tax, on our AFS investments due to the rising interest rate environment and (ii) dividends declared of $13.3 million, or $0.85 per share for the nine months ended September 30, 2018.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2017
	2018	2017	2018	2017
Return on average assets	1.34%	1.12%	1.27%	1.07%	0.71%
Return on average equity	13.44%	10.93%	12.83%	10.49%	7.00%
Average equity to average assets	9.96%	10.21%	9.92%	10.15%	10.19%
Dividend payout ratio	33.35%	31.59%	33.95%	33.96%	51.43%
Book value per share	$26.79	$26.71	$26.79	$26.71	$25.99
Dividends declared per share	$0.30	$0.23	$0.85	$0.69	$0.94

Refer to "Capital Resources" and Note 6 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy various liquidity requirements. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2018 and December 31, 2017, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from operations; prepayments and maturities of outstanding loans, investments and mortgage-backed securities; and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2018, average deposits (excluding brokered deposits) of $2.8 billion increased $225.9 million, or 9%, compared to the same period last year. Average core deposits (demand, interest checking, savings and money market) of $2.3 billion for the nine months ended

September 30, 2018 increased $208.8 million, or 10%, compared to the same period a year ago. Included within our money market deposits at September 30, 2018, were $45.8 million of deposits from Camden National Wealth Management, our wealth management and trust department, which represents client funds. These deposits fluctuate with changes in the portfolios of its clients.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2018, average total borrowings (including brokered deposits) decreased $107.0 million to $854.5 million compared to the same period last year. We secure borrowings from the FHLBB, whose advances remain the largest non-deposit-related funding source, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with PNC Bank of $50.0 million, and with the FRB Discount Window of $103.3 million as of September 30, 2018. The Company also has a $10.0 million line of credit with a maturity date of December 20, 2018. At September 30, 2018, the Bank had $45.7 million outstanding with PNC Bank.

We believe our investment and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, the wholesale reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and wholesale repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $417.5 million and $403.4 million at September 30, 2018 and December 31, 2017, respectively, which amounted to 10% of total assets. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the nine months ended September 30, 2018.

Our principal cash requirement is the payment of dividends on our common stock, when and as declared by the Board of Directors. We declared dividends to shareholders in the aggregate amount of $13.3 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the Company's Board of Directors approved cash dividends of $0.85 per share, compared to $0.69 per share for the same period last year representing an increase in dividends declared of $2.5 million, or 24%. Our Directors approve cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. The Bank declared dividends to the Company in the aggregate amount of $20.7 million and $16.8 million for the nine months ended September 30, 2018 and 2017, respectively. Under regulations prescribed by the OCC, without prior OCC approval, the Bank may not declare dividends in any year in excess of the Bank’s net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 6 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At September 30, 2018 and December 31, 2017, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Derivatives. We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. We control the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of our normal mortgage origination process, we provide the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to the risk of interest rate change. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a best-efforts basis, with certain approved investors. We account for the Company's interest rate lock commitments within the normal origination process on loans for which we intend to sell as a derivative instrument. Furthermore, we record a derivative for our best-effort forward delivery commitments upon origination of a loan identified as held for sale. Should we enter into a forward delivery commitment on a mandatory delivery arrangement with an investor the Company accounts for the forward delivery commitment upon execution of the contract.

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

Refer to Note 12 of the consolidated financial statements for additional details.

At September 30, 2018, we had the following levels of off-balance sheet financial instruments:

	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Home equity line of credit commitments	$495,086	$195,573	$49,532	$11,458	$238,523
Commercial commitment letters	29,443	29,443	—	—	—
Residential loan origination	44,624	44,624	—	—	—
Letters of credit	2,676	2,676	—	—	—
Other commitments to extend credit	2,478	2,478	—	—	—
Customer loan swaps - notional value	793,212	—	95,119	96,585	601,508
FHLBB advance interest rate swaps - notional value	25,000	25,000	—	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Fixed-rate mortgage interest rate lock commitments - notional value	23,519	23,519	—	—	—
Forward delivery commitments - notional value	10,188	10,188	—	—	—
Total	$1,469,226	$333,501	$154,651	$108,043	$873,031

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Our operating leases represent off-balance sheet arrangements, while our one capital lease is reflected on our consolidated statements of condition.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At September 30, 2018, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
Contractual obligations and commitments	of Obligations	<1 Year	1 – 3 Years	4 – 5 Years	>5 Years
Operating leases	$5,325	$1,414	$1,735	$934	$1,242
Capital leases	969	126	255	262	326
Correspondent bank borrowings - overnight	45,745	45,745	—	—	—
FHLBB borrowings - overnight	10,200	10,200	—	—	—
FHLBB advances less than 90 days	75,000	75,000	—	—	—
FHLBB advances - other	10,000	—	10,000	—	—
Retail repurchase agreements	278,787	278,787	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	15,000	—	—	—	15,000
Other contractual obligations	1,899	1,899	—	—	—
Total	$487,256	$413,171	$11,990	$1,196	$60,899

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

As of September 30, 2018 and 2017, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2018	September 30, 2017
Year 1
+200 basis points	0.68%	0.30%
-100 basis points	(0.98)%	(2.69)%
Year 2
+200 basis points	8.71%	7.08%
-100 basis points	(1.59)%	(8.20)%

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2018, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $25.0 million notional principal amount of interest swap agreements related to our FHLBB 30-day funding and $396.6 million notional principal amount of interest rate swap agreements related to our commercial loan level derivative program. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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
101*
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2018 and 2017; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 2, 2018
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	November 2, 2018
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and
Principal Financial & Accounting Officer