Form 10-K
period 2018-12-31
CAMDEN NATIONAL CORP
filed 2019-03-13
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $697,986,564. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2019 was 15,593,287.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2018 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Camden National Corporation (the "Company"). These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

•
volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, or the availability and terms of funding necessary to meet the Company’s liquidity needs, and that could lead to impairment in the value of securities in the Company's investment portfolio;

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause the Company's actual results to differ materially from those anticipated, including the risk factors listed in Part I, Item 1A, “Risk Factors,” beginning on page 12. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements for any reason, including to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.3 billion in assets at December 31, 2018, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services, including wealth management and trust services, brokerage, investment advisory and insurance services, to consumer, business, non-profit and municipal customers. For the year ended December 31, 2018, 2017 and 2016, net interest income was our primary revenue source, representing 76%, 75% and 74%, respectively, of our total revenues (sum of net interest income and non-interest income). Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings.

Our consolidated financial statements accompanying this Form 10-K include the accounts of the Company, the Bank and its subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

We are committed to the philosophy of serving the financial needs of customers in our communities, as described in our core purpose: Through each interaction, we will enrich the lives of people, help businesses succeed and vitalize communities.

We have achieved a five-year compounded annual asset growth rate of 11%, resulting in $4.3 billion in total assets at December 31, 2018. The following is a chronological time-line of significant events and factors contributing to our asset growth over the past five years:

•
2014 — We achieved loan growth of $192.2 million. We expanded our franchise outside of Maine by opening our first commercial loan office in Manchester, New Hampshire. This commercial loan office provided us with a wider reach across northern New England and access to new markets.

•
2015 — We completed the acquisition of SBM Financial, Inc. ("SBM"), the parent company of The Bank of Maine, on October 16, 2015. This was and continues to be the Company's largest acquisition to-date, with total acquired assets of $816.3 million, including loans of $628.0 million, and deposits and borrowings of $721.2 million. The acquisition provided us with an expanded presence in Southern and Central Maine, significant low-cost deposits (including interest and non-interest checking, savings and money market), and strengthened our mortgage banking platform.

•	2016 — We achieved loan growth of $104.4 million, or 4%, and deposits growth of $102.2 million, or 4%.

•	2017 — We achieved loan growth of $187.9 million, or 7% and deposits growth of $172.0 million, or 6%, driven by low-cost deposits growth of 11%.

•	2018 — We achieved loan growth of $243.8 million, or 9% and deposits growth of $464.0 million, or 15%, driven by low-cost deposits growth of 15%.
The financial services industry continues to experience consolidations through mergers that could create opportunities for us to promote our value proposition to other financial institutions and financial service companies. We continue to evaluate the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, we are focused on maximizing growth across our current markets, and particularly those markets seen as growth markets where we currently have less of a presence and market share. Further details of our financial information can be found within the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit and commercial customers. As of December 31, 2018, the Bank had 60 branches spread across 13 of Maine's 16 counties, 71 ATMs, commercial loan production offices in Manchester and Portsmouth, New Hampshire, and a mortgage loan production office in Braintree, Massachusetts. The Bank optimizes its in-

person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch®, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

The Bank offers comprehensive wealth management and trust services, including investment advisory services, through our wealth management team, doing business as Camden National Wealth Management, and brokerage, investment advisory, insurance and financial planning services through our financial consulting team, doing business as Camden Financial Consultants.

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

Healthcare Professional Funding Corporation. Healthcare Professional Funding Corporation ("HPFC") is a wholly-owned subsidiary of the Bank that was acquired in connection with the acquisition of SBM on October 16, 2015. Prior to the closing of ongoing operations on February 19, 2016, it provided specialized lending to dentists, optometrists and veterinarians across the U.S. HPFC's website address is www.CamdenNational.com/healthprofunding.

Competition. We compete throughout Maine, and select areas of New Hampshire and Massachusetts. Our primary markets have historically and continue to be within Maine. Within Maine, we operate in 13 of the state's 16 counties, with our primary markets and presence being throughout coastal and central Maine. Many of these markets are characterized as rural areas. Major competitors in our primary market area include local branches of large regional and national banking organizations and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within our primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

We have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers. Through Camden National Wealth Management and Camden Financial Consultants, we compete for trust, trust-related, investment management, individual retirement, foundation and endowment management services and brokerage services with local banks and non-banks, as well as with a number of brokerage firms and investment advisors with offices in our market area. In addition, most of these services are widely available to our customers by telephone, online and mobile channels through firms located outside our market area.

Employees. The Company employed 634 people on a full- or part-time basis as of December 31, 2018.

Investor Relations. The Company’s Investor Relations information can be obtained through our internet address, CamdenNational.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this report.

Information Security. Information security, including cybersecurity, is a high priority for the Company. Recent, highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, government agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called “ransomware.” A successful cyberattack could harm the Company’s reputation and/or impair its ability to provide services to its customers. The Company has developed policies and technology designed to protect our own and our customers’ information from cyberattacks or loss, allow for the continuity of our business in the event of disruptions to the Company’s or its vendors’ critical systems and comply with regulatory requirements related to the protection of customer data, but cannot assure that it will be able to anticipate, detect, or implement effective preventative measures against all potential threats. Refer to related risk factors in Item 1A. Risk Factors below for additional information.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, as of December 31, 2018:

Executive Officer	Age	Position
Gregory A. Dufour	58	President and Chief Executive Officer
Joanne T. Campbell	56	Executive Vice President, Risk Management Officer
Deborah A. Jordan	53	Executive Vice President, Chief Operating and Financial Officer
Timothy P. Nightingale	61	Executive Vice President, Senior Loan Officer
Patricia A. Rose	55	Executive Vice President, Retail and Mortgage Banking Officer

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

Joanne T. Campbell joined the Company in 1996 as Vice President, Manager of Residential Real Estate. She was promoted to Senior Vice President, Compliance, Audit & CRA in 2002, and then to Senior Vice President, Risk Management in 2005 and to Executive Vice President ("EVP") in January 2011. Ms. Campbell currently serves as a member of the ABA Risk Management Conference Advisory Board.

Deborah A. Jordan joined the Company in September 2008 as Senior Vice President, Chief Financial Officer ("CFO"), and Principal Financial and Accounting Officer and was promoted to EVP in January 2011. Effective January 1, 2015, Ms. Jordan was promoted to Chief Operating Officer ("COO"), and continues to serve as CFO, COO and Principal Financial and Accounting Officer. Ms. Jordan was previously EVP and CFO of Merrill Merchants Bancshares, Inc. in Bangor, Maine, from January 1993 to August 2008. Ms. Jordan worked at Arthur Andersen & Co. from 1987 to 1992. Ms. Jordan currently serves on the Board of Seven Islands Land Management Company.

Timothy P. Nightingale joined the Company in March 2000 as Regional Vice President of UnitedKingfield Bank. In 2001, Mr. Nightingale was named Senior Lending Officer at UnitedKingfield Bank and was promoted to Senior Vice President in 2003. In September 2006, the Company merged UnitedKingfield Bank into Camden National Bank, at which time Mr. Nightingale was named Senior Vice President, Senior Lending Officer for Camden National Bank. In January 2011, he was promoted to EVP. Mr. Nightingale is a member of the board of directors for the Finance Authority of Maine, and was recently appointed to serve on the Maine Economic Growth Council.

Patricia A. Rose joined Camden National Bank in September 2017 as EVP of Retail & Mortgage Banking. Ms. Rose came to the Company from Citizens Bank where she served for two years as Head of Strategic Onboarding & Orientation, and, prior to that, Director level roles in Retail Network Sales & Strategy at Santander Bank for six years. Ms. Rose began her career in banking at Fleet Bank and Sovereign Bank where she held a variety of leadership roles and served as Market President of Retail Banking in Eastern Massachusetts and New Hampshire.

All of the executive officers hold office at the discretion of the Company’s Board of Directors. There are no arrangements or understandings between any of the directors, officers or any other persons pursuant to which any of the officers have been selected as officers. There are no “family relationships” among the directors and executive officers, as the Securities and Exchange Commission defines that term.

Supervision and Regulation

The following discussion addresses elements of the regulatory framework applicable to bank holding companies and their subsidiaries. This regulatory framework is intended primarily for the protection of depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, rather than the protection of shareholders or non-depository creditors of a bank holding company such as the Company.

As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a national bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

The following is a summary of certain aspects of various statutes and regulations applicable to the Company and its direct and indirect subsidiaries. This summary is not a comprehensive analysis of all applicable laws, and you should refer to the applicable statutes and regulations for more information. Changes in applicable laws or regulations, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.

Regulation of the Company

As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Under long-standing FRB policy, now codified by Section 616 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the Company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring all or substantially all the assets of a bank, acquiring control of a bank, merging or consolidating with another bank holding company, or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company. The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in activities that the FRB has determined, by order or regulation, to be so closely related to banking as to be a proper incident thereto.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would generally constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the FRB. Among other circumstances, under the BHCA, a company is deemed to control a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the FRB determines that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Regulation of the Bank

The Bank is subject to regulation, supervision, and examination by the OCC. Additionally, the Federal Deposit Insurance Corporation (“FDIC”) has secondary supervisory authority as the insurer of the Bank’s deposits. The Bank is also subject to regulations issued by the Consumer Financial Protection Bureau ("CFPB"), as enforced by the OCC. Pursuant to the Dodd-Frank Act, the FRB may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s DIF up to the applicable limits. Under the Federal Deposit Insurance Act (“FDIA”), insurance of deposits may be terminated by the FDIC if the FDIC finds that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Bank’s deposits are subject to deposit insurance assessments to maintain the DIF. The Bank’s deposit insurance assessments are based on its assets. To determine its deposit insurance assessment, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. On May 20, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks (generally those banks with less than $10 billion of assets that have been insured for at least five years). The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Each of the seven financial ratios and a weighted average of CAMELS component ratings is multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments. Assessment rates for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points, after adjustments. Assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, establishes a minimum reserve ratio of the DIF to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, on March 15, 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposed a 4.5 basis points surcharge on the quarterly insurance assessments of large banks, which became effective on July 1, 2016. The surcharge continued through September 31, 2018, when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio of 1.35%. Small banks, such as the Bank, were not required to pay the surcharge. To offset the effect of the increase in the reserve ratio on small banks, those banks will receive credits for the portion of their assessments that helped to raise the reserve ratio from 1.15% to 1.35%. Credits will be applied automatically to reduce a small bank’s regular assessment in each quarter that the reserve ratio is at least 1.38%, up to the entire amount of the credit or assessment.

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

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its insiders, including its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with a waiver from the FDIC, “adequately capitalized.” A bank that is “adequately capitalized” and that accepts or renews brokered deposits subject to a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. Section 202 of the EGRRCPA amended Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits. On December 18, 2018, the FDIC adopted a final rule to implement Section 202 of the EGRRCPA. Under the final rule, an institution that is “well capitalized” and has a CAMELS composite rating of 1 or 2 may exempt reciprocal deposits from treatment as brokered deposits up to $5 billion or 20% of the institution’s total liabilities. Institutions that are not well rated or well capitalized may treat reciprocal deposits as non-brokered up to an amount equal to a “special cap” set forth in the final rule. In addition, on December 18, 2018, the FDIC issued an advance notice of proposed rulemaking in connection with the FDIC’s comprehensive review of its regulatory approach to brokered deposits to solicit comment on all aspects of the FDIC’s brokered deposit regulations. The Company is not able to predict at this time whether any regulatory changes will be adopted as a result of the FDIC’s notice, or what impact, if any, such changes would have on the Bank.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The OCC rates a national bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of the Bank to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. In July 2013, The FRB, the OCC and the FDIC approved final capital rules (“Capital Rules”) that are based on the Basel Committee on Banking Supervision’s (“Basel Committee”) framework for strengthening capital and liquidity regulation (referred to as Basel III). The Capital Rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the OCC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth. The Company and the Bank became subject to the Capital Rules, applying the Standardized Approach, effective January 1, 2015.

The Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common Equity Tier I (“CET1”) capital generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier I capital for banks and bank holding companies generally consists of the sum of CET1 capital and “Additional Tier I capital” instruments, including non-cumulative perpetual preferred stock, related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries that does not qualify as CET1 capital, less certain deductions. Tier II capital consists of other types of capital instruments, including subordinated debt and, for smaller banking organizations, legacy hybrid capital securities, and, subject to limitations, a banking organization’s allowances for loan and lease losses. The sum of Tier I and Tier II capital less certain required deductions represents qualifying total risk-based capital. Under the Dodd-Frank Act, bank holding companies are not permitted to include trust preferred securities and cumulative perpetual preferred stock in Tier I capital. However, the FRB’s capital rule applicable to bank holding companies permanently grandfathers non-qualifying capital instruments, including trust preferred securities, issued and included in Tier 1 capital before May 19, 2010, and permits bank holding companies with less than $15 billion in total assets as of December 31, 2009, to include such instruments in Additional Tier I capital, subject to a limit of 25% of Tier I capital. In addition, under the Capital Rules, accumulated other comprehensive income (positive or negative) must be reflected in Tier I capital; however, the Company was permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. The Company has made this election.

Under the Capital Rules, risk-based capital ratios are calculated by dividing CET1, Tier I and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on relative credit risk.

Under the Capital Rules, the Company and the Bank are each required to maintain a minimum CET1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier I capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio of 4%. Additionally, subject to a transition schedule that was fully phased in on January 1, 2019, the Capital Rules require an institution to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets. Banking institutions with a ratio of CET1 capital to risk-weighted assets above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The EGRRCPA requires the federal bank regulators to adopt regulations to implement an exemption from the U.S. Basel III capital rules for smaller banking organizations, including the Company and the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the legislation provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal bank regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime (see “—Prompt Corrective Action” below); and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

On November 21, 2018, the FRB, OCC and FDIC proposed a rule to implement the Community Bank Leverage Ratio. Under the proposal, a qualifying small banking organization, such as the Company, that has less than $10 billion in total consolidated assets and meets certain risk-based criteria can choose to apply the proposed Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio is greater than 9%. The Company is evaluating the potential impact of this proposal.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

Prompt Corrective Action. The FDIA requires the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet the minimum capital requirements described above. The FDIA establishes five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”). The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are less than adequately capitalized, with supervisory actions progressively becoming more punitive as the institution’s capital category declines. Supervisory actions include: (i) restrictions on payment of capital distributions and management fees, (ii) requirements that a federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) submission of a capital restoration plan, (iv) restrictions on the growth of the institution’s assets and (v) requirements for prior regulatory approval of certain expansion proposals. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions and generally will be placed in conservatorship or receivership within 90 days. An insured depository institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a CET1 ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the FRB’s regulations, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, a bank that is required to submit a capital restoration plan generally must concurrently submit a performance guarantee by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply.

Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital
Resources" and Note 13 of the consolidated financial statements included within this report.

The Bank and the Company meet all capital requirements under the Capital Rules, including the capital conservation buffer, and each meet the capital ratio requirements to be “well capitalized” for purposes of the prompt corrective action provisions of the FDIA and applicable FRB regulations, respectively.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe safety and soundness standards, by regulations or guidelines, as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend and Share Repurchase Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from interest and dividends paid to it by the Bank. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of the Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Bank (including depositors), except to the extent that certain claims of the Company in a creditor capacity may be recognized. The Company and the Bank are subject to various federal and state restrictions on their ability to pay dividends as described below.

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

Restrictions on Bank Dividends. Under OCC regulations, national banks generally may not declare a dividend in excess of the bank’s undivided profits and, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income year-to-date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). The OCC has the authority to use its enforcement powers to prohibit a national bank, such as the Bank, from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, the Bank’s ability to pay dividends is restricted if it does not maintain the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

Restrictions on Share Repurchases. Under the Capital Rules, any repurchase or redemption of a regulatory capital instrument is subject to approval by the FRB, in the case of the Company, or the OCC, in the case of the Bank. Accordingly, the Company may not repurchase its common stock without the prior approval of the FRB.

Certain Transactions by Banks with their Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions between a bank and its affiliates, including its parent bank holding company. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may occur, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and other “covered transactions.” Generally, a bank’s (including its subsidiaries) covered transactions with any affiliate are subject to the following limits: (i)  the aggregate amount of covered transactions with any one affiliate cannot exceed 10% of the bank’s capital stock and surplus; and (ii)  the aggregate amount of covered transactions with all affiliates cannot exceed 20% of the bank’s capital stock and surplus. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and its affiliates must be on market terms and not otherwise unduly favorable to an affiliate, including a parent holding company.

Anti-Tying Restrictions

Generally, a bank is prohibited from extending credit, leasing or selling property, furnishing any service or fixing or varying the consideration for any of the foregoing on the condition that (i) the customer obtains additional credit, property or services from the bank’s parent holding company or any subsidiary of the holding company, or (ii) the customer will not obtain credit, property or services from a competitor of the bank or its affiliates (except to the extent the restriction is a reasonable condition imposed to assure the soundness of the credit extended).

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

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

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

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

Regulation of Other Activities

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. Since its enactment, the Dodd-Frank Act has barred banking organizations, such as the Company and the Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.”

The EGRRCPA amended the Volcker Rule to exclude certain banking organizations that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets, and trading assets and liabilities that comprise more than 5% of total assets. This exclusion became effective immediately following enactment of the EGRRCPA. In July 2018, the FRB, FDIC and OCC issued an interagency statement in which the regulators stated they would not enforce the Volcker Rule in a manner inconsistent with the EGRRCPA and that the agencies intended to address the statutory changes to the Volcker Rule through a separate rulemaking process. On December 21, 2018, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission jointly issued a notice of proposed rulemaking to implement the EGRRCPA’s exclusion with respect to small banking organizations. We are evaluating the proposed rule, and any potential impact on the Company or the Bank will depend on the final form of the agencies’ regulations and cannot be predicted at this time.

Item 1A. Risk Factors

An investment in the Company involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational and strategic risks, could be substantial and is inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Risks Related to the Operation of Our Business

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

We primarily serve individuals and businesses located in the state of Maine, with 77% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2018, with higher concentrations of exposure in Cumberland, Hancock, Kennebec, Knox, Penobscot and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other technological financial services companies have grown significantly over recent years and is expected to continue to grow, including through the possibility of being able to receive bank-like charters such as the Office of the Comptroller of the Currency’s “fintech” charter. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions in their service areas. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2018, our commercial real estate and commercial loan portfolios comprised 56% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2018, the most significant industry concentration within our loan portfolio was non-residential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings), which was 11% of our total loans and 26% of our total commercial real estate portfolio. As of December 31, 2018, we had no other industry concentrations in excess of 10% of total loans.

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

Fluctuations in market interest rates may adversely affect our performance.

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income earned from loans and investments and the interest expense paid on deposits and borrowings. Net interest income is our largest source of revenue and can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.

As of December 31, 2018, our balance sheet composition supported an asset sensitive interest rate risk position over a one- and two-year period. This would suggest that if interest rates were to decrease, then net interest income would decrease, reducing revenue and net income, while an increase in interest rates would increase net interest income, increasing revenue and net income. However, there can be no assurance that a change in interest rates will not negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by slowing loan production, and specifically, loan refinance activity, and/or reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses.

A downgrade or potential downgrade of the U.S. Government's sovereign credit rating by one or more credit ratings agencies could adversely affect our business.

Future uncertainty over U.S. fiscal policy could result in a downgrade or a reduction in the outlook of the U.S. long-term sovereign credit rating by one or more credit ratings agencies. Any downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook could adversely affect global financial markets and economic conditions and may result in, among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government. As a result, our business, liquidity, results of operations and financial conditions may be adversely affected. Additionally, the economic conditions resulting from any such downgrade or perceived future downgrade may significantly exacerbate the other risks we face.

Our cost of funds may increase as a result of loss of deposits or a change in deposit mix.

Deposits are a low cost, stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

As of December 31, 2018, brokered deposits made up 10% of our total deposits. We have and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. As a “well-capitalized” financial institution under the prompt corrective action regime, we are not currently subject to any FDIC restrictions for the acceptance of brokered deposits or interest rates that may be offered on such deposits. Should we become less than well-capitalized, our use of brokered deposits may be limited, which could result in the use of more costly funding source that would reduce our net interest margin, net interest income and net income.

Wholesale funding sources may prove insufficient to replace deposits and support our operations and future growth.
We and our bank subsidiary must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, borrowings through the Federal Home Loan Bank and correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

We could be adversely affected by the actions and commercial soundness of other financial institutions.

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

We believe that we have adequately reviewed our investment securities for impairment and we did not recognize any other-than-temporary impairments on our investment securities portfolio in 2018. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the significant judgments involved, there is risk that material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

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

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. While in recent years there has been gradual improvement in the U.S. economy, deterioration in any of these conditions could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

Prepayments of loans may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time, frequently without financial penalty to the borrower. The speeds at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. Fluctuations in interest rates, in certain circumstances, may also lead to high levels of loan prepayments. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

We may become involved in lawsuits and legal proceedings that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. From time to time, we are named or threatened to be named as defendants in various lawsuits arising from our business activities. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation and/or legal costs incurred in defending us against such litigation could have a material adverse effect on our financial condition and results of operation.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Although we maintain systems and procedures designed to manage and monitor our compliance with applicable laws and regulations, our systems and controls can provide only reasonable, not absolute, assurances that their objectives are being met. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. There have been a number of significant enforcement actions in recent years by regulators, state attorneys general and the Department of Justice against banks and other non-bank financial institutions with respect to anti-money laundering and sanctions laws, and some have resulted in substantial penalties including criminal pleas. Although the Company and the Bank have adopted policies and procedures designed to comply with these laws, any failure to comply with these laws and other regulations, or to maintain an adequate compliance program, could result in significant fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

We are subject to numerous laws designed to meet the credit needs of low- and moderate-income communities and to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The FRB, OCC, CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Damage to our reputation could significantly harm our business.

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers and others with whom we conduct business or potential future business, particularly because our business is primarily concentrated in certain areas of Maine. Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; (d) maintain adequate record keeping; (e) engage in proper sales and trading practices; and (f) identify the legal, reputational, credit, liquidity and market risks inherent in our products; or any action of one of our employees that results in actual or perceived misconduct or error, among other things, could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Because we primarily serve individuals and businesses located in Maine, any negative impact resulting from reputational harm, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse.

We may incur significant losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. If our risk and control framework, or the assumptions underlying our framework, prove ineffective, we may not be able to mitigate our risk exposures effectively, and, as a result, we could incur litigation, negative regulatory consequences, reputational damage or other adverse consequences, and we could suffer unexpected losses that may affect our business, financial condition or results of operations.

Our business may be adversely affected if we are unable to attract and retain qualified employees.

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. If the Company provides inadequate succession planning, or is unable to continue to retain and attract qualified employees, the Company’s performance, including its competitive position, could have a materially adverse effect.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, cyberattacks, hacking, identity theft and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our reputation, business, financial condition, results of operations or liquidity.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures in our computer systems and networks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through insurance maintained by us. Any such losses, which may be difficult to detect, could adversely affect our financial condition or results of operations. In addition, the occurrence of such a loss could expose the Company and the Bank to reputational risk, the loss of customers and additional regulatory scrutiny.

We are subject to a variety of cybersecurity risks that, if realized, could adversely affect our business, financial condition and results of operations.

Information security risks for financial institutions such as the Company and the Bank have increased significantly in recent years due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks and our customers’ devices may be the target of cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.

In recent years, there have been several well-publicized attacks on various companies, including in the financial services industry, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyber-attacks, phishing, or other means. Even if not directed at the Company or the Bank specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Furthermore, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

Although we believe we have appropriate information security controls and procedures, we may not be able to anticipate, detect, or implement effective preventative measures against all potential threats, particularly because the techniques used by cyber criminals change frequently, often are not recognized until launched and can be initiated from a variety of sources. In the event one or more of the events described above occurs, this could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations, which could result in legal or regulatory action, significant losses, increased compliance costs or reputational damage, any of which could adversely affect our business, financial condition or results of operations.

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

Third parties with which we do business could also be sources of information security risk to us, including from breakdowns, systems failures or cyber threats through their systems to our systems. Any of these occurrences could impact our ability to operate our business, or cause financial loss, potential liability to clients, reputational damage or regulatory consequences, any of which could have a material adverse effect on our financial condition or results of operations.

Natural disasters, acts of terrorism and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Because we primarily serve individuals and businesses located in Maine, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on continued growth and expansion. Our growth strategy has two principal components: internal growth and external growth. The ability to generate internal growth is affected by the competitive factors described herein as well as by the primarily rural characteristics and related demographic features of the markets we serve. The ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is an important component of our external growth strategy. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies."

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2018, our goodwill and other identifiable intangible assets totaled $98.9 million, which included goodwill and core deposit intangible assets created in connection with the SBM acquisition on October 16, 2015 of $49.9 million and $6.6 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2018 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2018. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Holders of our common stock are entitled to receive dividends only when, and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, our ability to pay dividends would be restricted under current regulatory capital rules if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item 1. “Business—Supervision and Regulation—Dividend Restrictions” and “Business—Supervision and Regulation—Regulatory Capital Requirements.”

Reforms to London Interbank Offered Rate ("LIBOR") and other indices, and related uncertainty, may adversely affect our business, financial condition or results of operations.
In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer persuade or require banks to submit rates for LIBOR. This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate benchmarks. These actions may result in future changes in the rules or methodologies used to calculate benchmarks or in the discontinuance or unavailability of certain benchmarks. The possible impact of these actions is uncertain and cannot be predicted at this time, and the potential or actual discontinuance of benchmark quotes may have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market participants will adequately be prepared for a discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.
Risks Arising From the Legal and Regulatory Framework in which Our Business Operates

Our banking business is highly regulated, and we may be adversely affected by changes in law and regulation.

We are subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the OCC and the FDIC, as well as regulations issued by the CFPB. Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. These changes could adversely and materially impact us. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. There have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent months. Banking regulators have yet to adopt final rules to implement many of these changes, and the final timing, scope and impact to financial institutions generally, and to us in particular, remain uncertain. These and other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business—Supervision and Regulation.”

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity that has historically been the case.

We became subject to new capital requirements in 2015. These standards require bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. See Item 1. “Business—Supervision and Regulation—Regulatory Capital Requirements.” The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. In addition, if we fail to maintain appropriate levels of capital or liquidity, we could become subject to formal or informal enforcement actions that may impose restrictions on our business, including limiting our lending activities or our ability to expand, requiring us to raise additional capital (which may be dilutive to shareholders) or requiring regulatory approval to pay dividends or otherwise return capital to shareholders.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s recently issued financial instruments standard will, among other things, significantly change how loan loss provisions are determined once effective from an “incurred loss” model to an “expected loss” model, which may result in an increase in our allowance for loan and lease losses upon adoption. We continue to assess the impact of the financial instruments standard on our consolidated financial statements.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest or penalties that could have a material adverse effect on our results. In addition, there may be future changes to tax laws, administrative rulings or court decisions that could adversely affect our financial condition, including an increased provision for income taxes and/or reduced net income. We are not able to predict the timing or impact of any changes in local, state or federal tax laws.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2018, the Company owns or leases a total of 66 facilities, excluding any properties designated as other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 44 of its facilities, none of which are subject to a mortgage, and the remaining branches and loan offices are leased by the Company. The Company has 60 branches located throughout Maine, a commercial loan production office in Manchester and Portsmouth, New Hampshire, and a mortgage loan production office in Braintree, Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2018:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet(1)
Main Office	Camden, Maine	3 story building	Branch and principal executive office	Owned	15,500
Canal Plaza	Portland, Maine	2 floors	Branch and executive office	Leased	16,355
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Gardiner	Gardiner, Maine	3 story building	Branch and service center	Owned	17,497
Kennebunk	Kennebunk, Maine	2 story building	Branch and service center	Owned	9,982
Auburn	Auburn, Maine	3 story building	Branch	Owned	13,000
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
Waterville	Waterville, Maine	1 floor	Branch	Leased	3,500

(1)	Total square footage for leased locations represents the amount of space the Company occupies.

(2)	Includes space leased to third parties.

For additional information regarding the Company's premises and equipment and lease obligations see Note 6 of the consolidated financial statements within Item 8. Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

The Company is currently involved, and from time to time in the future may become involved, in various legal claims that arise in the normal course of the Company’s business. The Company may also in the future become involved in other regulatory, judicial and/or arbitration proceedings relating to matters that arise in connection with the conduct of the Company’s business. Because of the difficulty in predicting the outcome of these matters, particularly when they are in their early stages, the Company cannot predict what the final outcome of each legal proceeding may be, or what the eventual loss, fine or penalty related to each proceeding may be, if any. Based on currently available information, in our opinion the results of legal proceedings that are currently pending are not expected to have a material effect on our consolidated financial statements.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2018 and 2017, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2018 and 2017) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2018			2017
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$45.74	$41.91	$0.25	$44.82	$40.14	$0.23
Second Quarter	47.43	43.54	0.30	44.12	40.20	0.23
Third Quarter	47.05	42.58	0.30	44.40	37.33	0.23
Fourth Quarter	42.23	34.05	0.30	47.00	41.70	0.25

As of March 1, 2019, there were 15,593,287 shares of the Company’s common stock outstanding by approximately 1,200 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to Item 1. "Business—Supervision and Regulation" and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2013 through December 31, 2018. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2013 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2018.

Stock Performance Graph

On September 24, 2013, the Board of Directors authorized a common stock repurchase program that had no set expiration date and was to terminate upon the earlier of (i) reaching the authorized share repurchase amount or (ii) vote by the Board of Directors to terminate the share repurchase program. As of December 31, 2018, the Company had repurchased all 375,000 shares eligible for repurchase at an average price of $26.57, representing 2.4% of total outstanding shares, and the plan terminated.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2018	—	$—	—	750
November 1-30, 2018	—	—	—	750
December 1-31, 2018	750	36.19	750	—
Total	750	$36.19	750	—

On January 22, 2019, the Board of Directors authorized a common stock repurchase program authorizing management to repurchase up to 775,000 shares of the Company's outstanding common stock. The repurchase program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year.

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

	At or For The Year Ended December 31,
(In Thousands, Except per Share Data)	2018	2017(1)	2016	2015(2)	2014
Financial Condition Data
Investments	$926,678	$907,642	$897,679	$855,995	$803,633
Loans and loans held for sale	3,030,625	2,790,542	2,609,400	2,501,164	1,772,610
Allowance for loan losses	(24,712)	(24,171)	(23,116)	(21,166)	(21,116)
Total assets	4,297,435	4,065,398	3,864,230	3,709,344	2,789,853
Deposits	3,464,474	3,000,491	2,828,529	2,726,379	1,932,097
Borrowings	341,515	611,498	599,675	572,362	577,002
Shareholders’ equity	435,825	403,413	391,547	363,190	245,109
Operating Data
Net interest income	$120,393	$115,300	$113,072	$86,452	$76,257
Provision for credit losses	847	3,035	5,258	1,936	2,220
Non-interest income	38,176	38,599	39,621	27,482	24,370
Non-interest expense	91,945	88,510	89,896	81,139	62,397
Income before income tax expense	65,777	62,354	57,539	30,859	36,010
Income tax expense	12,706	33,878	17,472	9,907	11,440
Net income	$53,071	$28,476	$40,067	$20,952	$24,570
Ratios
Return on average assets	1.28%	0.71%	1.04%	0.70%	0.92%
Return on average equity	12.92%	7.00%	10.47%	7.54%	10.37%
Dividend payout ratio	33.85%	51.43%	32.22%	50.60%	33.73%
Per common share data
Basic earnings per share	$3.40	$1.83	$2.59	$1.73	$2.19
Diluted earnings per share	3.39	1.82	2.57	1.73	2.19
Cash dividends declared per share	1.15	0.94	0.83	0.80	0.74
Book value per share	27.95	25.99	25.30	23.69	22.00
Non-GAAP measures(3)
Adjusted net income	$53,071	$42,739	$40,630	$28,189	$24,570
Adjusted diluted earnings per share	3.39	2.73	2.61	2.33	2.19
Adjusted return on average assets	1.28%	1.07%	1.06%	0.94%	0.92%
Adjusted return on average tangible equity	17.22%	14.35%	14.95%	13.20%	13.30%

(1)
In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $14.3 million income tax charge upon the revaluation of its deferred tax assets and liabilities using the lower federal corporate income tax rate of 21.0%. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Income Tax Expense" and Note 17 of the consolidated financial statements for further details.

(2)
On October 16, 2015, the Company completed its acquisition of SBM Financial, Inc., the parent company of The Bank of Maine. The impact of the acquisition was included within the presented financial data and results as of and for the year ended December 31, 2015.

(3)
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Reconciliation to GAAP" for discussion and reconciliations of non-GAAP measures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar Amounts in Tables Expressed in Thousands, Except Per Share Data)

The discussion below focuses on the factors affecting our consolidated results of operations for the year ended
December 31, 2018, 2017 and 2016 and financial condition at December 31, 2018 and 2017 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other comprehensive income (loss)
CMO:	Collateralized mortgage obligation	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	OTTI:	Other-than-temporary impairment
EPS:	Earnings per share	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine, that was acquired by Camden National Corporation
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FHLB:	Federal Home Loan Bank	TDR:	Troubled-debt restructured loan
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted net income, diluted EPS, return on average assets, return on average equity and average tangible equity; the efficiency ratio; tax equivalent net interest income; tangible book value per share; and tangible common equity ratio. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	For The Year Ended December 31,
	2018	2017	2016	2015	2014
Adjusted Net Income:
Net income, as presented	$53,071	$28,476	$40,067	$20,952	$24,570
Add: impact of the revaluation of deferred tax assets and liabilities due to the Tax Act	—	14,263	—	—	—
Add: merger and acquisition costs and divestiture costs, net of tax(1)	—	—	563	7,237	—
Adjusted net income	$53,071	$42,739	$40,630	$28,189	$24,570
Adjusted Diluted EPS:
Diluted EPS, as presented	$3.39	$1.82	$2.57	$1.73	$2.19
Impact of adjustments to arrive at adjusted net income	—	0.91	0.04	0.60	—
Adjusted diluted EPS	$3.39	$2.73	$2.61	$2.33	$2.19
Adjusted Return on Average Assets:
Return on average assets, as presented	1.28%	0.71%	1.04%	0.70%	0.92%
Impact of adjustments to arrive at adjusted net income	—%	0.36%	0.02%	0.24%	—%
Adjusted return on average assets	1.28%	1.07%	1.06%	0.94%	0.92%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Adjusted Return on Average Equity and Adjusted Return on Average Tangible Equity. The following tables provide a reconciliation of return on average equity to adjusted return on average equity and adjusted return on average tangible equity. Return on average equity and return on average tangible equity represent a shareholders' return on capital and tangible capital, respectively, deployed in our business and is a common measure by financial institutions.

Certain transactions have been excluded to calculate adjusted return on average equity and tangible equity. We believe the following adjusted financial metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For The Year Ended December 31,
	2018	2017	2016	2015	2014
Net income, as presented	$53,071	$28,476	$40,067	$20,952	$24,570
Add: impact of the revaluation of deferred tax assets and liabilities due to the Tax Act	—	14,263	—	—	—
Add: merger and acquisition costs and divestiture costs, net of tax(1)	—	—	563	7,237	—
Adjusted net income	$53,071	$42,739	$40,630	$28,189	$24,570
Add: amortization of intangible assets, net of tax(1)	573	1,176	1,237	849	746
Adjusted tangible net income	$53,644	$43,915	$41,867	$29,038	$25,316
Average equity, as presented	$410,755	$406,628	$382,507	$277,716	$236,849
Less: average goodwill and other intangible assets	(99,287)	(100,513)	(102,711)	(57,833)	(48,735)
Average tangible equity	$311,468	$306,115	$279,796	$219,883	$188,114
Return on average equity	12.92%	7.00%	10.47%	7.54%	10.37%
Adjusted return on average equity	12.92%	10.51%	10.62%	10.15%	10.37%
Adjusted return on average tangible equity	17.22%	14.35%	14.96%	13.21%	13.46%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Efficiency Ratio. The efficiency ratio represents an approximate measure of the cost required for the Company to generate a dollar of revenue. This is a common measure used by financial institutions and is a key ratio for evaluating Company performance. The efficiency ratio is calculated as the ratio of (i) total non-interest expense, adjusted for certain operating expenses to (ii) net interest income on a tax equivalent basis plus total non-interest income, adjusted for certain other income items.

	For The Year Ended December 31,
	2018	2017	2016	2015	2014
Non-interest expense, as presented	$91,945	$88,510	$89,896	$81,139	$62,397
Less: merger and acquisition costs, and divestiture cost	—	—	(866)	(10,415)	—
Adjusted non-interest expense	$91,945	$88,510	$89,030	$70,724	$62,397
Net interest income, as presented	$120,393	$115,300	$113,072	$86,452	$76,257
Add: effect of tax-exempt income(1)	1,022	2,105	2,121	1,763	1,157
Non-interest income, as presented	38,176	38,599	39,621	27,482	24,370
Less: net gains on sale of securities	(275)	(855)	(51)	(4)	(451)
Adjusted net interest income plus non-interest income	$159,316	$155,149	$154,763	$115,693	$101,333
GAAP efficiency ratio	57.98%	57.51%	58.87%	71.22%	62.01%
Non-GAAP efficiency ratio	57.71%	57.05%	57.53%	61.13%	61.58%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	For The Year Ended December 31,
	2018	2017	2016	2015	2014
Net interest income, as presented	$120,393	$115,300	$113,072	$86,452	$76,257
Effect of tax-exempt income(1)	1,022	2,105	2,121	1,763	1,157
Net interest income, tax equivalent	$121,415	$117,405	$115,193	$88,215	$77,414

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

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

	December 31,
	2018	2017	2016	2015	2014
Tangible Book Value Per Share:
Shareholders' equity, as presented	$435,825	$403,413	$391,547	$363,190	$245,109
Less: goodwill and other intangible assets	(98,927)	(99,652)	(101,461)	(104,324)	(48,171)
Tangible shareholders' equity	$336,898	$303,761	$290,086	$258,866	$196,938
Shares outstanding at period end	15,591,914	15,524,704	15,476,379	15,330,717	11,139,333
Tangible book value per share	$21.61	$19.57	$18.74	$16.89	$17.68
Book value per share	$27.95	$25.99	$25.30	$23.69	$22.00
Tangible Common Equity Ratio:
Total assets	$4,297,435	$4,065,398	$3,864,230	$3,709,344	$2,789,853
Less: goodwill and other intangibles	(98,927)	(99,652)	(101,461)	(104,324)	(48,171)
Tangible assets	$4,198,508	$3,965,746	$3,762,769	$3,605,020	$2,741,682
Common equity ratio	10.14%	9.92%	10.13%	9.79%	8.79%
Tangible common equity ratio	8.02%	7.66%	7.71%	7.18%	7.18%

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

Allowance for Loan Losses. Management is committed to maintaining an ALL that is appropriate to absorb likely loss exposure in the loan portfolio. Evaluating the appropriateness of the ALL is a key management function and one that requires the most significant amount of management estimates and assumptions. The ALL, which is established through a charge to the provision for credit losses, consists of two components: (i) a reduction to total gross loans in the asset section of the consolidated statements of condition, and (ii) the reserve for unfunded commitments included in other liabilities on the consolidated statements of condition. We regularly evaluate the ALL for adequacy by taking into consideration, among other factors, historical trends in charge-offs and delinquencies, overall risk characteristics and size of the portfolios, ongoing review of significant individual loans, trends in levels of watched or criticized assets, business and economic conditions, regulatory guidance, and other relevant factors.

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

Loans for which a specific loss allocation may be required are identified and assessed at least quarterly by reviewing individual loans with a principal balance of $500,000 or more that are risk rated as substandard or doubtful and are on non-accrual status in accordance with the Bank's policy. We believe loans that meet the above criteria most often demonstrate the qualities and characteristics of an impaired loan and are individually significant enough to the Company to warrant individual assessment. Once a loan is deemed to be impaired, an allowance may be established to reduce its net carrying value to its estimated value, if the estimated value of an impaired loan is lower than its recorded investment. The estimated value of an impaired loan is determined using one of three methods: (i) calculating the present value of expected future cash flows discounted at the loan's effective interest rate (i.e. discounted cash flow method); (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent and repayment of the loan is expected to be provided solely by the underlying collateral.

The remaining loan portfolio is separated into risk pools by portfolio segment and subject to a general reserve factor. At least annually, we reassess and revise the loss allocation factor used in constructing the reserve for each risk pool. The factors we consider in constructing each risk pool include: (i) risk rating; (ii) historical losses; (iii) market conditions; and (iv) other economic factors.

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

Because the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. While management’s evaluation of the ALL as of December 31, 2018 determined it to be appropriate, under adversely different conditions or assumptions, we may need to increase the ALL. Management reviews the ALL on a monthly basis to assess recent asset quality trends and impact on the Company's financial condition. The ALL is reviewed and approved on a quarterly basis at each of the Bank's Board of Directors meetings.

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

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets for the year ended December 31, 2018 or 2017.

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

As of November 30, 2018, we assessed goodwill for impairment at the consolidated Company-level as the Company's operating segment was also its only reporting unit. We used the qualitative analysis (i.e. "step zero") outlined in ASC 350-20 to test goodwill for impairment, and considered such factors as the macroeconomic environment; overall industry environment and performance; company specific factors, including, but not limited to, competition, performance and personnel. Through completion of our analysis, we concluded it was not more-likely-than-not that the Company's carrying value exceeded its fair value. Thus, no further goodwill impairment analysis was warranted and we concluded that goodwill was not impaired as of November 30, 2018. Furthermore, we are not aware of any indications and/or triggers subsequent to our goodwill impairment analysis performed as of November 30, 2018 that would lead us to believe there may be subsequent impairment of goodwill.

For the year ended December 31, 2017 and 2016, we assessed goodwill for impairment and concluded goodwill was not impaired.

Core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred for the year ended December 31, 2018 or 2017 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

OTTI of Investments. On January 1, 2018, we adopted ASU No. 2016-01, Income Statement- Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), which changed the accounting for equity investments with readily determinable fair values. Effective January 1, 2018, equity investments with readily determinable fair values are no longer able to be designated as AFS, rather the change in fair value for these investments must now be accounted for within the consolidated statements of income as an increase or decrease to net income. As of December 31, 2018, the fair value of equity investments with a readily determinable fair value recorded on the consolidated statements of condition was $746,000 and an unrealized loss of $50,000 was recorded within other income on the consolidated statements of income for the year ended December 31, 2018. Effective January 1, 2018, upon adoption of ASU 2016-01, we no longer assess equity investments with a readily determinable fair value for OTTI as the change in fair value is now recorded within net income. For those equity investments without a readily determinable fair value within the scope of ASC 2016-01, a company must make an accounting policy election at the investment-level to account for the equity investment either (i) at fair value and record the change in fair value through net income or (ii) at cost, less any impairment, adjusted for any observable price changes in orderly transactions for an identical or similar investment the same issuer. As of December 31, 2018, we did not have any equity securities without a readily determinable fair value within the scope of ASU 2016-01.

For those investments we assess for OTTI, including debt securities and equity securities with a readily determinable fair value prior to adoption of ASU 2016-01, we will record an impairment charge at the point we believe an investment has experienced a decline in value that is other-than-temporary. In determining whether an OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our intent and ability to hold the security for the foreseeable future until recovered. The investment is written down to its current fair value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

For the year ended December 31, 2018 and 2017, we did not record OTTI on any equity or debt investments. As of December 31, 2018 and 2017, we did not have any equity or debt investments designated as level 3 in accordance with ASC 820, Fair Value Measurement ("ASC 820"), rather the fair value all investments were measured using level 2 techniques. Refer to Note 19 of the consolidated financial statements for further details.

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

As of December 31, 2018, our federal and state income tax returns for the year ended December 31, 2017, 2016 and 2015 were open to audit by federal and various state authorities. If, as a result of an audit, we were to be assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

EXECUTIVE OVERVIEW

The Company reported net income for 2018 of $53.1 million, an increase of $24.6 million, or 86%, over 2017. Over the same period, diluted EPS increased $1.57, or 86%, to $3.39 per share for 2018. Our strong operating results for 2018 translated into improved performance metrics, including return on average assets of 1.28% for 2018, compared to 0.71% for 2017; and return on average equity of 12.92% for 2018, compared to 7.00% for 2017.

Our strong financial performance in 2018 was driven by:

•
Lower income taxes — Our effective tax rate for 2018 was 19.3%, compared to 54.3% for 2017. Effective January 1, 2018, the federal income tax rate was reduced from 35.0% to 21.0%, and the income tax benefit was $9.2 million for 2018. Our effective tax rate for 2017 was unusually high due to the $14.3 million income tax charge recorded after the Tax Act was enacted.

•
Low cost deposit growth of 15% — Our total deposit base grew $464.0 million, or 15%, to $3.5 billion at December 31, 2018, which included checking account growth of $185.9 million, or 14%, and savings and money market growth of $151.8 million, or 15%.

•
Loan growth of 9% — Our loan portfolio grew $243.8 million, or 9%, in 2018 to $3.0 billion at December 31, 2018, led by residential and commercial real estate growth of $134.5 million and $105.5 million, respectively.

•
Superior asset quality — Improved asset quality metrics in 2018, including the favorable resolution of two large commercial credit relationships that contributed to a net charge-offs to average loans ratio of 0.01% for 2018, resulted in a provision for credit losses of $847,000 for 2018. Provision for credit losses for 2018 decreased $2.2 million, compared to 2017.

Adjusted net income (non-GAAP) for 2018 increased $10.3 million, or 24%, over 2017, adjusted for a $14.3 million income tax charge in 2017. Adjusted diluted EPS (non-GAAP) for 2018 increased $0.66 per share over 2017. Our operating metrics, on an adjusted basis, improved over the same period as well, including adjusted return on average assets (non-GAAP) of 1.28% for 2018, compared to 1.07% for 2017; adjusted return on average equity (non-GAAP) of 12.92% for 2018, compared to 10.51% for 2017; and adjusted return on average tangible equity (non-GAAP) of 17.22% for 2018, compared to 14.35% for 2017.

For 2018, we declared aggregate cash dividends to our shareholders of $1.15 per share, a 22% increase over 2017. The increase in dividends paid to shareholders reflects our overall earnings and financial strength. Our fourth quarter 2018 annualized dividend yield at December 31, 2018 was 3.34%.

Operating Results

Financial Condition

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue, accounted for 76% and 75% of total revenues (sum of net interest income and non-interest income) for 2018 and 2017, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is calculated as net interest income, on a fully-taxable equivalent basis, as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for 2018 and 2017 was 3.16% and 3.19%, respectively.

Net interest income on a fully-taxable equivalent basis for 2018 was $121.4 million, an increase of $4.0 million, or 3%, over 2017. The increase was driven by average loan growth of $155.9 million, or 6%, but was partially offset by a decline in the net interest margin on a fully-taxable equivalent basis of 3 basis points to 3.16% for 2018. The decrease in net margin on a fully-taxable equivalent basis was primarily driven by the decrease in fair value mark accretion and recoveries from charged-off acquired loans of $902,000. Adjusted for fair value mark accretion and recoveries from charged-off acquired loans, net interest margin on a fully-taxable equivalent basis was 3.10% for 2018 and 2017.

In 2018, the Federal Open Market Committee raised the federal funds rate four times for a total of 100 basis points and was indicative of the overall interest rate environment for 2018. Our average asset yield for 2018 increased 21 basis points to 3.97%, while our average funding rate for 2018 increased 26 basis points to 0.85%, compared to 2017. Strong average deposits growth in 2018 of $222.4 million, or 8%, was led by average interest and non-interest checking growth of $192.2 million, or 16%, and average money market growth of $35.5 million, or 7%. Low-cost deposits (interest and non-interest checking, savings and money market) growth in the current interest rate environment allows for a more efficient means of funding continued asset growth and maintain net interest margin on a fully-taxable equivalent basis at or near current levels. For 2018, our average low-cost deposits rate was 0.40%, compared to our average CD rate of 1.13% and an average borrowings rate of 1.96% for the same period.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks(1)	$45,155	$732	1.62%	$40,611	$429	1.06%	$46,199	$204	0.44%
Securities – taxable	829,462	19,451	2.35%	826,749	18,348	2.22%	796,423	17,362	2.18%
Securities – nontaxable(2)	98,128	3,352	3.42%	101,898	4,253	4.17%	103,086	4,363	4.23%
Loans(3):
Residential real estate	913,593	38,293	4.19%	838,781	34,517	4.12%	822,690	34,366	4.18%
Commercial real estate	1,195,544	53,420	4.47%	1,120,591	46,080	4.11%	1,004,169	41,228	4.11%
Commercial(2)	354,508	15,956	4.50%	336,685	14,180	4.21%	292,709	12,350	4.22%
Municipal(2)	20,361	648	3.18%	19,428	667	3.43%	19,238	572	2.97%
Consumer and home equity	343,292	17,424	5.08%	343,457	15,294	4.45%	358,098	15,111	4.22%
HPFC	39,588	3,123	7.89%	52,031	4,441	8.53%	70,188	6,191	8.82%
Total loans	2,866,886	128,864	4.49%	2,710,973	115,179	4.25%	2,567,092	109,818	4.28%
Total interest-earning assets(1)	3,839,631	152,399	3.97%	3,680,231	138,209	3.76%	3,512,800	131,747	3.75%
Cash and due from banks	45,503			44,678			41,120
Other assets	274,293			287,765			305,440
Less: ALL	(23,959)			(24,068)			(22,663)
Total assets	$4,135,468			$3,988,606			$3,836,697
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$503,287	$—	—%	$430,706	$—	—%	$386,189	$—	—%
Interest checking	870,125	4,826	0.55%	750,543	1,541	0.21%	724,222	921	0.13%
Savings	485,986	308	0.06%	492,483	310	0.06%	461,794	278	0.06%
Money market	515,590	4,467	0.87%	480,119	2,475	0.52%	490,155	2,053	0.42%
Certificates of deposit	467,631	5,267	1.13%	466,418	4,124	0.88%	489,040	3,793	0.78%
Total deposits	2,842,619	14,868	0.52%	2,620,269	8,450	0.32%	2,551,400	7,045	0.28%
Borrowings:
Brokered deposits	264,711	5,245	1.98%	296,261	3,361	1.13%	231,610	1,588	0.69%
Customer repurchase agreements	248,743	2,547	1.02%	232,762	1,070	0.46%	198,403	555	0.28%
Subordinated debentures	58,990	3,415	5.79%	58,834	3,408	5.79%	58,718	3,415	5.82%
Other borrowings	249,544	4,909	1.97%	329,988	4,515	1.37%	359,281	3,951	1.10%
Total borrowings	821,988	16,116	1.96%	917,845	12,354	1.35%	848,012	9,509	1.12%
Total funding liabilities	3,664,607	30,984	0.85%	3,538,114	20,804	0.59%	3,399,412	16,554	0.49%
Other liabilities	60,106			43,864			54,778
Shareholders’ equity	410,755			406,628			382,507
Total liabilities & shareholders’ equity	$4,135,468			$3,988,606			$3,836,697
Net interest income (fully-taxable equivalent)		121,415			117,405			115,193
Less: fully-taxable equivalent adjustment		(1,022)			(2,105)			(2,121)
Net interest income		$120,393			$115,300			$113,072
Net interest rate spread (fully-taxable equivalent)(1)			3.12%			3.17%			3.26%
Net interest margin (fully-taxable equivalent)(1)			3.16%			3.19%			3.28%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(1)(4)			3.10%			3.10%			3.11%

(1)
Balances for 2017 and 2016 were revised to include average interest-bearing deposits in other banks in total average interest-earning assets. Previously, average interest-bearing deposits in other banks was presented in other assets.

(2)
Reported on a tax-equivalent basis calculated using the corporate federal income tax rate in effect for the period, including certain commercial loans. The corporate federal income tax rate for 2018 was 21.0%, and for 2017 and 2016 was 35.0%.

(3)	Non-accrual loans and loans held for sale are included in total average loans.

(4)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for 2018, 2017 and 2016 totaling $2.3 million, $3.2 million and $6.2 million, respectively.

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

	December 31, 2018 vs. 2017 Increase (Decrease) Due to:			December 31, 2017 vs. 2016 Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Interest-bearing deposits in other banks	$48	$255	$303	$(25)	$250	$225
Securities – taxable	60	1,043	1,103	661	325	986
Securities – nontaxable	(157)	(744)	(901)	(50)	(60)	(110)
Residential real estate	3,082	694	3,776	673	(522)	151
Commercial real estate	3,081	4,259	7,340	4,785	67	4,852
Commercial	750	1,026	1,776	1,856	(26)	1,830
Municipal	32	(51)	(19)	6	89	95
Consumer and home equity	(7)	2,137	2,130	(618)	801	183
HPFC	(1,061)	(257)	(1,318)	(1,601)	(149)	(1,750)
Total interest income	5,828	8,362	14,190	5,687	775	6,462
Interest-bearing liabilities:
Interest checking	251	3,034	3,285	34	586	620
Savings	(4)	2	(2)	18	14	32
Money market	184	1,808	1,992	(42)	464	422
Certificates of deposit	11	1,132	1,143	(176)	507	331
Brokered deposits	(357)	2,241	1,884	446	1,327	1,773
Customer repurchase agreements	73	1,404	1,477	96	419	515
Subordinated debentures	9	(2)	7	7	(14)	(7)
Other borrowings	(1,102)	1,496	394	(322)	886	564
Total interest expense	(935)	11,115	10,180	61	4,189	4,250
Net interest income (fully-taxable equivalent)	$6,763	$(2,753)	$4,010	$5,626	$(3,414)	$2,212

For the period indicated, we recognized within net interest income the following:

	Income Statement Location	For The Year Ended December 31,
		2018	2017	2016
Loan fees (cost)	Interest income	$(317)	$(209)	$(394)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	1,908	2,837	5,082
Recoveries on previously charged-off acquired loans	Interest income	348	320	1,078
Total		$1,939	$2,948	$5,766

Provision for Credit Losses

The provision for credit losses is primarily made up of our provision for loan losses, but also includes the provision for unfunded commitments.

The provision for loan losses is a recorded expense determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects both the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision for loan losses for 2018 was $845,000, or 0.03% of average loans, compared to $3.0 million, or 0.11% of average loans for 2017. The decrease in the provision for loan losses between periods of $2.2 million was driven by (i) a decrease in net charge-offs of $1.7 million, primarily due to the favorable resolution of a significant commercial credit relationship previously on non-accrual, resulting in a net charge-offs to average loans ratio for 2018 of 0.01% compared to 0.07% for 2017, and (ii) improved asset quality, highlighted by a decrease in our ratio of non-performing loans to total loans of 25 basis points to 0.48% at December 31, 2018, compared to December 31, 2017.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition. Refer to Note 3 of the consolidated financial statements for further discussion.

Non-Interest Income

The following table set forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from
	2018	2017	2016	2018 to 2017
				$	%
Debit card income	$9,067	$8,079	$7,578	$988	12%
Service charges on deposit accounts	7,663	7,529	7,210	134	2%
Mortgage banking income, net	5,914	7,363	6,258	(1,449)	(20)%
Income from fiduciary services	5,376	5,108	4,960	268	5%
Brokerage and insurance commissions	2,615	2,147	2,074	468	22%
Bank-owned life insurance income	2,430	2,370	2,594	60	3%
Other service charges and fees	2,080	2,029	1,962	51	3%
Customer loan swap fees	956	1,574	2,104	(618)	(39)%
Net gain on sale of securities	275	855	51	(580)	(68)%
Other income	1,800	1,545	4,830	255	17%
Total non-interest income	$38,176	$38,599	$39,621	$(423)	(1)%
Non-interest income as a percentage of total revenues(1)	24%	25%	26%

(1)	Revenue is defined as the sum of net interest income and non-interest income.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers. The increase for 2018 over 2017 was driven by higher customer activity which resulted in an increase in interchange fees earned as well as a $506,000 increase in our annual VISA© incentive bonus.

Services charges on deposit accounts represents the fees earned from providing various services to deposit customers. These fees primarily are non-sufficient fund fees, which drove the increase in 2018 over 2017.

Mortgage banking income, net is generated through the sales of residential mortgage loans in the secondary market and also includes any income recognized upon the sale of a residential mortgage in which we maintain the servicing rights, net of related amortization of the capitalized asset. Our current practice has been to sell the servicing rights for residential mortgages originated. The decrease in mortgage banking income for 2018 compared to 2017 was due to lower sales production and a decline in the fair value of loans held for sale and interest rate lock commitments between periods.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by the Bank, doing business as Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. The increase in fees for 2018 over 2017 was driven by the increase in average monthly assets under management of $38.8 million, or 5%, over the same period.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. The increase for 2018 over 2017 was driven by fees for advisory services and annuity product sales.

Bank-owned life insurance income represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. The increase in income for 2018 over 2017 was due to the change in cash surrender value of our BOLI policies.

Other services charges and fees represents the fees earned for services provided to both customers and non-customers of the Bank, including, but not limited to, ATM fees, cash management services to business customers, external transfer fees and safe deposit box rental fees. The increase in fees earned for 2018 over 2017 was driven by an increase in cash management fee income as we have successfully executed our treasury management strategy, which included the addition of new corporate/business clients, over the past two years due to the investment in and launch of our on-line treasury management platform and strengthening of our treasury management team.

Customer loan swap fees represents fees earned from the counterparty upon execution of a back-to-back commercial loan swap with our customers. The decrease for 2018 compared to 2017 reflects the change in the interest rate environment over the year impacting customer behavior, and our ongoing assessment and management of the Company's balance sheet and interest rate risk position. Refer to "—Contractual Obligation and Off-Balance Sheet Commitments" and Note 11 of the consolidated financial statements for further discussion of our back-to-back commercial loan swap program, and "—Risk Management" for further discussion of our process for managing interest rate risk and our interest rate risk position as of December 31, 2018 and 2017.

Net gain on sale of securities represents the realized gain upon sale of our various investments. In 2018, we sold all of our shares of Visa Inc. Class B common stock for a gain of $938,000 and sold certain debt investments and recognized a net loss $663,000 as we restructured our investments portfolio to increase our investment yield in future periods. This resulted in a net gain on sale of securities of $275,000 for 2018, compared to $855,000 for 2017.

Other Income. Other income includes third party merchant and credit card commissions, and other miscellaneous fees.

Non-Interest Expense

The following table set forth information regarding non-interest income for the periods indicated:

	For The Year Ended December 31,			Change from
	2018	2017	2016	2018 to 2017
				$	%
Salaries and employee benefits expense	$51,513	$49,109	$47,254	$2,404	5%
Furniture, equipment and data processing costs	10,359	9,894	9,557	465	5%
Net occupancy costs	6,876	6,884	7,088	(8)	—%
Consulting and professional fees	3,752	3,118	3,234	634	20%
Debit card expense	3,180	2,755	2,584	425	15%
Regulatory assessments	1,937	2,166	2,777	(229)	(11)%
OREO and collection costs, net	935	971	3,128	(36)	(4)%
Amortization of intangible assets	725	1,809	1,903	(1,084)	(60)%
Merger and acquisition costs	—	—	866	—	—%
Other expenses	12,668	11,804	11,505	864	7%
Total non-interest expense	$91,945	$88,510	$89,896	$3,435	4%
Efficiency ratio (GAAP)	57.98%	57.51%	58.87%
Efficiency ratio (non-GAAP)	57.71%	57.05%	57.53%

Salaries and employee benefits expense include employee wages, commissions, incentives, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The increase costs for 2018 over 2017 was driven by normal merit increases, additional positions added throughout 2018, and an increase in health insurance costs of $619,000, or 11%.

Furniture, equipment and data processing costs include depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase in costs for 2018 over 2017 was driven by the technology and data-related investments made over the past several years to support the Company's strategic initiatives and enhance the customer experience.

Net occupancy costs include building and property costs associated with the operation of our branches, loan production offices and service centers, including, but not limited to, rent, depreciation, maintenance and related taxes, net of rental income earned from the lease of office space.

Consulting and professional fees. Consulting and professional fees include third party consulting services and other professional fees, such as audit and tax services, legal services, and Company and Bank director fees. The increase in costs for 2018 over 2017 was driven by consulting services in support of various strategic initiatives, as well as ongoing legal services.

Debit card expense are the costs incurred in the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. The increase in debit card expense for 2018 over 2017 was directly related to the increase in customer activity.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts on Bank loans.

Amortization of intangible assets. Amortization of intangible assets represents the amortization expense on core deposit and trust relationship intangible assets. Intangible amortization expense for 2018 decreased compared to 2017 as the amortization expense on certain core deposit intangible assets decreased period-over-period, and certain other core deposit intangible assets were fully amortized in 2017, thus not requiring any further amortization expense in 2018. There was no impairment of the Company's intangible assets in 2018 or 2017.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses, and hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs, and other expenses. The increase in other expenses in 2018 over 2017 was driven by an increase in external recruiting fees due to the hiring of various key positions in 2018, and an increase in training costs as we launched a new employee training program.

Income Tax Expense

Income tax expense for 2018 and 2017 was $12.7 million and $33.9 million, respectively, which resulted in an effective income tax rate of 19.3% for 2018 and 54.3% for 2017. On December 22, 2017, the Tax Act was passed, reducing the federal corporate income tax rate from 35.0% to 21.0%, effective January 1, 2018. Upon enactment in 2017, an income tax charge of $14.3 million was recorded due to the revaluation of our deferred tax assets and liabilities, which drove the abnormally high effective tax rate for 2017.

Our effective income tax rate for 2018 of 19.3% was lower than our marginal tax rate of 22.4% (federal income tax rate and state income tax rate, net of federal tax benefit) due to non-taxable interest income from municipal bonds and certain qualifying loans, non-taxable BOLI income, tax credits received on qualifying investments, and windfall tax benefits upon vesting of equity awards.

At December 31, 2018 and 2017, we had $52.1 million and $55.9 million, respectively, of acquired federal net operating losses. Due to Internal Revenue Code Section 382(g) limitations, our use of the acquired federal net operating losses is limited to $3.9 million annually. These acquired federal net operating losses will expire between 2030 and 2034, and we expect to fully utilize them prior to expiration, as we have a history of generating taxable income well in excess of this usage limitation.

We continuously monitor and assess the need for a valuation allowance on our deferred tax assets. At December 31, 2018 and 2017, we determined that no valuation allowance was necessary.

Refer to Note 17 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2017 Operating Results as Compared to 2016 Operating Results

Net Income. Net income for 2017 was $28.5 million, compared to $40.1 million for 2016. Income before income tax expense for 2017 grew $4.8 million, or 8%, over 2016, however, income tax expense increased $16.4 million over the same period, largely due to the $14.3 million income tax charge recognized in 2017 upon the enactment of the Tax Act.

Adjusted net income (non-GAAP) for 2017, which excludes the $14.3 million income tax charge, was $42.7 million, compared to adjusted net income for 2016 (non-GAAP) of $40.6 million.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for 2017 was $117.4 million, compared to $115.2 million for 2016. The increase was driven by average loan growth of $143.9 million, or 6%, for 2017 over 2016, offsetting the 9 basis points decrease in net interest margin on a fully-taxable equivalent basis for the same periods. The decrease in net interest margin on a fully-taxable equivalent basis was primarily driven by the decrease in fair value mark accretion and recoveries from charged-off acquired loans of $3.0 million. Adjusting for fair value mark accretion and recoveries from previously charged-off acquired loans, net interest margin on a fully-taxable equivalent basis for 2017 was 3.10%, compared to 3.11% for 2016.

Provision for credit losses. The provision for credit losses for 2017 was $3.0 million, or 0.11% of average loans, compared to $5.3 million, or 0.20% of average loans, for 2016. The decrease between periods was due to (i) a decrease in net charge-offs of $1.3 million in 2017, compared to 2016, highlighted by a net charge-offs to average loans ratio for 2017 of 0.07% compared to 0.13% for 2016; and (ii) a decrease in non-performing loans of $4.7 million to $20.3 million at December 31, 2017, compared to December 31, 2016.

Non-Interest Income. Non-interest income for 2017 was $38.6 million, compared to $39.6 million for 2016. The decrease of $1.0 million, or 3%, was driven by a decrease in (i) other income due to (a) non-recurring transactions in 2016 that resulted in income of $1.2 million from a legal settlement and liquidation of a mortgage insurance exchange; and (b) a decrease in loan sub-servicing income of $1.7 million upon exiting of a significant sub-servicer relationship; and (ii) a decrease in customer loan swap fees of $530,000. These decreases were partially offset by (i) an increase in mortgage banking income due to a decrease in amortization expense on our servicing assets and an unrealized gain from the change in fair value on our mortgage banking activity; and (ii) an increase in net gain on sale of securities of $804,000.

Non-Interest Expense. Non-interest expense for 2017 was $88.5 million, compared to $89.9 million for 2016. The decrease of $1.4 million, or 2%, was driven by (i) a decrease in regulatory assessments fees driven by the change in the FDIC fee structure that went into effect in the second half of 2016 that reduced our assessment rate; (ii) a decrease in OREO and collection costs driven by lower sub-servicer costs as a result of exiting a significant sub-servicer relationship, effective December 31, 2016; and (iii) a decrease in merger and acquisition costs of $866,000. These decreases were partially offset by an increase in salary and employee benefits costs due to (i) normal merit increases, (ii) higher bonus and incentive costs, (iii) a special cash bonus to all non-executive employees, and (iv) rising health insurance costs.

Income Tax Expense. Our effective income tax rate for 2017 was 54.3%, compared to 30.4% for 2016. The increase in the effective tax rate was driven was driven by a $14.3 million income tax charge in the fourth quarter of 2017 upon enactment of the Tax Act.

Impact of Inflation and Changing Prices

The consolidated financial statements and the notes to the consolidated financial statements presented within have been prepared in accordance with GAAP, which requires the measurement of the financial position and operating results in terms of historical dollars and, in some cases, current fair values without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of our assets and virtually all of our liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates and the yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2018 were $67.0 million, compared to $103.0 million at December 31, 2017. The decrease in cash and cash equivalent balances of $36.0 million between periods was driven by a decrease in reserve requirements by the FRB. We continuously monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities available for sale, debt securities which management intends to hold until maturity and common stock of the FHLBB, FRB and certain banks. Investments increased $19.0 million, or 2%, at December 31, 2018. The increase was attributable to periodic purchases throughout the year totaling $247.3 million, partially offset by paydowns, calls and sales of $215.7 million and a $9.4 million decrease in the fair value of certain securities based on changes in market interest rates. The ratio of investments to total assets remains unchanged between years at 22% as of December 31, 2018 and 2017.

The investment portfolio has limited credit risk due to its composition, which includes investments securities with credit rating in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies. At December 31, 2018 and 2017, these investments represented approximately 86% and 85%, respectively, of the investment portfolio. The majority of the municipal bonds, which represented 10% and 11% of the investment portfolio at December 31, 2018 and 2017, respectively, had a credit rating of "AA" or higher.

Our investments in FHLBB and FRB common stock are carried at cost, and excluded from the scope of ASU 2016-01. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2018 and 2017, our investment in FHLBB stock totaled $8.6 million and $18.3 million, respectively, and our investment in FRB stock was $5.4 million.

The Company monitors its investment securities for the presence of OTTI. For debt securities, which made up 98% of our investment portfolio at December 31, 2018, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. Refer to Note 2 of the consolidated financial statements for further discussion.

The following table sets forth the carrying value of AFS securities and HTM securities along with the percentage distribution:

	December 31,
	2018		2017		2016
	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
AFS Investments (carried at fair value):
Obligations of states and political subdivisions(1)	$93,752	10%	$7,335	1%	$9,001	1%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,672	49%	503,302	55%	480,622	53%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	342,894	37%	272,799	30%	283,890	32%
Subordinated corporate bonds	20,374	2%	5,657	1%	5,613	1%
Equity securities - bank stock(2)	—	—%	806	—%	741	—%
Total AFS investments	910,692	98%	789,899	87%	779,867	87%
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions(1)	1,307	—%	94,073	10%	94,609	10%
Total HTM investments	1,307	—%	94,073	10%	94,609	10%
Other Investments:
Equity securities - bank stock(2) (carried at fair value)	746	—%	$—	—%	$—	—%
FHLBB stock (carried at cost)(3)	8,559	1%	18,296	2%	17,829	2%
FRB stock (carried at cost)	5,374	1%	5,374	1%	5,374	1%
Total other investments	14,679	2%	23,670	3%	23,203	3%
Total	$926,678	100%	$907,642	100%	$897,679	100%

(1)	Upon adoption of ASU 2017-12, effective as of January 1, 2018, re-designated $92.0 million of qualifying HTM investments to AFS.

(2)
Upon adoption of ASU 2016-01, effective as of January 1, 2018, equity investments with a readily determinable fair value are no longer designated and accounted for as AFS, instead were presented within other investments at fair value.

(3)
The decrease in FHLBB stock of $9.7 million since December 31, 2017 to $8.6 million at December 31, 2018 was driven by the decrease FHLBB overnight borrowings and advances of $272.2 million between periods to $35.0 million at December 31, 2018.

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at December 31, 2018 compared to December 31, 2017 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2018 was 4.1 years as compared to last year of 3.8 years. We continue to invest in debt securities with a short period until maturity or call option, to limit prepayment risk.

The following table presents the book value (i.e. amortized cost) and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

					December 31,
					2018	2017	2016
	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Book Value	Book Value	Book Value
Debt investments:
Obligations of states and political subdivisions	$7,008	$2,094	$21,352	$65,283	$95,737	$101,305	$103,457
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	10,038	39,565	147,561	269,449	466,613	510,176	485,222
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	23,309	62,366	266,283	351,958	279,575	289,046
Subordinated corporate bonds	—	3,096	17,302	—	20,398	5,484	5,481
Total debt investments	$17,046	$68,064	$248,581	$601,015	$934,706	$896,540	$883,206
Weighted-average yield on debt securities	2.24%	2.24%	2.55%	2.59%	2.55%	2.36%	2.33%
Equity investments(1):
Bank stock					$554	$554	$632
FHLBB stock					8,559	18,296	17,829
FRB stock					5,374	5,374	5,374
Total equity investments					$14,487	$24,224	$23,835

(1)	There is no scheduled maturity date on equity investments.

Loans

We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 77% and 81% of our loan portfolio as of December 31, 2018 and 2017, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 10% and 7%, respectively, of our total loan portfolio as of December 31, 2018, compared to 7% and 5%, respectively, as of December 31, 2017. Our distribution channels include 60 branches within Maine, a residential mortgage lending office in Massachusetts, two commercial loan production offices in New Hampshire, and on-line residential mortgage and small commercial loans platform.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
Residential real estate	$992,866	33%	$858,369	31%	$802,494	31%	$820,617	33%	$585,468	33%
Commercial real estate	1,269,533	42%	1,164,023	42%	1,050,780	41%	927,951	37%	640,661	36%
Commercial	381,780	13%	373,400	13%	333,639	13%	297,721	12%	257,515	15%
Consumer and home equity	348,387	11%	341,527	12%	347,239	13%	366,587	15%	288,966	16%
HPFC	33,656	1%	45,120	2%	60,412	2%	77,330	3%	—	—%
Total loans	$3,026,222	100%	$2,782,439	100%	$2,594,564	100%	$2,490,206	100%	$1,772,610	100%
Loan portfolio mix:
Retail	1,341,253	44%	1,199,896	43%	1,149,733	44%	1,187,204	48%	874,434	49%
Commercial	1,684,969	56%	1,582,543	57%	1,444,831	56%	1,303,002	52%	898,176	51%

The increase in loan balances in 2015 included $615.2 million of acquired loans (at fair value) as part of the acquisition of SBM on October 16, 2015. Organic loan growth for 2015 was $102.4 million, or 6%. Additionally, the HPFC loan portfolio was acquired as part of the acquisition. Further discussion of the HPFC loan portfolio, including its risk characteristics, can be found below.

Residential Real Estate Loans. Residential real estate loans consist of loans secured by one-to four-family properties, including for investment purposes. We generally retain in our portfolio adjustable rate mortgages, fixed rate mortgages with original terms of 30 years or less, and jumbo/non-conforming residential mortgages.

For the year ended December 31, 2018, our total residential mortgage production totaled $493.7 million, an increase of 19% over 2017. In 2018, we sold 44% of our residential mortgage production to secondary market participants, compared to 53% for 2017. As part of our overall asset/liability management strategy, we will sell residential mortgages we originate to secondary market participants to manage our interest rate risk position and generate non-interest income. Factors we consider in determining which loans to sell, include, but are not limited to, current and future outlook of the interest rate environment; loan terms, including loan size, interest rate, fixed or variable and maturity date; and estimated prepayment speed.

Commercial Real Estate Loans. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate.

The most significant industry concentration within our commercial real estate loan portfolio at December 31, 2018 and 2017 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2018, the non-residential building operators' industry concentration was 26% of our total commercial real estate portfolio and 11% of our total loan portfolio. At December 31, 2018, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

Commercial Loans. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Municipal loans primarily consist of short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes and are included in commercial loans. At December 31, 2018 and 2017, municipal loans were 4% of our commercial loan portfolio. We focus on lending to financially sound business customers and municipalities within our geographic marketplace.

Consumer Loans and Home Equity Loans. Consumer loans and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans.

HPFC. HPFC is a wholly-owned subsidiary of the Bank that provided commercial lending to dentists, optometrists and veterinarians, many of which are start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral may consist of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the terms range from seven to ten years. We discontinued HPFC's operations in February 2016, and the HPFC loan portfolio will continue to decrease until all loans have matured.

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy by representatives of the federal and national regulators (also known as “Regulation O” requirements). Note 3 and Note 8 of the consolidated financial statements provide related party lending and deposit information, respectively. We have not entered into significant non-lending related party transactions.

Asset Quality

The Bank's Board of Directors monitors credit risk through the Directors’ Loan Review Committee, which reviews large credit exposures, monitors external loan reviews, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. Credit Risk Administration and the Credit Risk Policy Committee oversee management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL, and support the oversight efforts of the Directors' Loan Review Committee and the Board of Directors. Our practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans, and OREO. The level of our non-performing assets over the past five years is shown in the table below.

	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans:
Residential real estate loans	$5,492	$4,979	$3,945	$7,253	$6,056
Commercial real estate	1,380	5,642	12,849	4,529	7,043
Commercial loans	1,279	2,000	2,088	4,489	1,529
Consumer and home equity loans	1,861	1,650	1,624	2,051	2,011
HPFC	518	1,043	207	—	—
Non-accrual loans	10,530	15,314	20,713	18,322	16,639
Accruing loans past due 90 days	14	—	—	—	—
Accruing TDRs (not included above)	3,893	5,012	4,338	4,861	4,539
Total non-performing loans	14,437	20,326	25,051	23,183	21,178
Other real estate owned	130	130	922	1,304	1,587
Total non-performing assets	$14,567	$20,456	$25,973	$24,487	$22,765
Non-accrual loans to total loans	0.35%	0.55%	0.80%	0.74%	0.94%
Non-performing loans to total loans	0.48%	0.73%	0.97%	0.93%	1.19%
Allowance for loan losses to non-performing loans	171.17%	118.92%	92.28%	91.30%	99.71%
Non-performing assets to total assets	0.34%	0.50%	0.67%	0.66%	0.82%
Allowance for loan losses to non-performing assets	169.64%	118.16%	89.00%	86.44%	92.76%

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans (including impaired loans) are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current, all future principal and interest payments are reasonably assured, and a consistent repayment record, generally six consecutive payments, has been demonstrated. At this time, we may reclassify the loan to performing. For loans that qualify as TDRs, we will classify the interest collected as interest income once the aforementioned criteria for non-accrual loans is met and demonstrated. However, loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and (i) the loan is subsequently restructured and re-written in a new agreement at an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring, and (ii) there has been no principal forgiveness.

At December 31, 2018, non-accrual loans were $10.5 million, representing a decrease of $4.8 million, or 31%, since December 31, 2017. The factors driving the decrease were:

•
Commercial real estate non-accrual loans at December 31, 2018 decreased $4.3 million since December 31, 2017, primarily due to the favorable resolution of two credit relationships that had a recorded investment balance at December 31, 2017 of $5.1 million.

•
Commercial non-accrual loans at December 31, 2018 decreased $721,000 since December 31, 2017, primarily due the favorable resolution of one credit relationship, designated as a TDR, that had a recorded investment balance at December 31, 2017 of $1.4 million.

•
HPFC non-accrual loans at December 31, 2018 decreased $525,000 since December 31, 2017, primarily due to the resolution of one credit relationship with a recorded investment balance at December 31, 2017 of $497,000.

•
Partially offsetting the net decreases above, was an increase in residential real estate loans and consumer and home equity loans at December 31, 2018 of $513,000 and $211,000, respectively, since December 31, 2017.

At December 31, 2018, our asset quality remained strong with non-performing assets to total assets of 0.34% and non-performing loans to total loans of 0.48%, compared to 0.50% and 0.73% at December 31, 2017, respectively.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms ("foregone interest income") and the interest income recognized on non-performing loans and performing TDRs for the periods indicated.

	For The Year Ended December 31,
	2018	2017	2016
Foregone interest income	$600	$843	$888
Interest income recognized on non-performing loans and performing TDRs	193	215	182

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2018 potential problem loans amounted to $405,000, or 0.01% of total loans.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
	2018	2017
Loans 30 – 89 days past due:
Residential real estate loans	$4,833	$5,277
Commercial real estate loans	2,130	1,135
Commercial loans	169	518
Consumer and home equity loans	1,467	1,197
HPFC	183	887
Total loans 30 – 89 days past due	$8,782	$9,014
Loans 30 – 89 days past due to total loans	0.29%	0.32%

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

As part of normal course, we continuously monitor, and, at least annually, update our factors used to determine the general allowance for each loan portfolio segment. To derive our general allowance loss factors we utilize: (i) our historical loss data for each respective loan portfolio segment; (ii) identify other inherent risks within each portfolio segment, including, but not limited to, concentration risks, loans approved that are an exception to our internal loan policy, and construction loans; and (iii) consider certain qualitative factors that may influence a borrower's ability to repay their loan.

The Company completed its annual ALL policy review in the fourth quarter of 2018, and no significant changes to its ALL methodology were made.

As of December 31, 2018, the allowance for credit losses totaled $24.7 million, or 0.82% of total loans, as compared to $24.2 million, or 0.87% of total loans, at December 31, 2017.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
ALL at the beginning of period	$24,171	$23,116	$21,166	$21,116	$21,590
Provision for loan losses	845	3,026	5,269	1,938	2,224
Charge-offs:
Residential real estate	173	482	356	801	785
Commercial real estate	512	124	315	481	361
Commercial	736	1,014	2,218	655	1,544
Consumer and home equity	572	558	409	679	754
HPFC	255	290	507	—	—
Total loan charge-offs	2,248	2,468	3,805	2,616	3,444
Recoveries:
Residential real estate	90	30	95	55	165
Commercial real estate	28	141	50	74	135
Commercial	1,770	301	332	389	395
Consumer and home equity	55	19	9	210	51
HPFC	1	6	—	—	—
Total loan recoveries	1,944	497	486	728	746
Net charge-offs	304	1,971	3,319	1,888	2,698
ALL at the end of the period	$24,712	$24,171	$23,116	$21,166	$21,116
Components of allowance for credit losses:
ALL	$24,712	$24,171	$23,116	$21,166	$21,116
Liability for unfunded credit commitments	22	20	11	22	17
Balance of allowance for credit losses at end of the period	$24,734	$24,191	$23,127	$21,188	$21,133
Net charge-offs to average loans outstanding	0.01%	0.07%	0.13%	0.10%	0.16%
Provision for loan losses to average loans outstanding	0.03%	0.11%	0.21%	0.10%	0.13%
ALL to total loans	0.82%	0.87%	0.89%	0.85%	1.19%
ALL to net charge-offs	8,128.95%	1,226.33%	696.47%	1,121.08%	782.65%

For further discussion of the ALL, please refer to “—Critical Accounting Policies”, as well as Note 1 and Note 3 of the consolidated financial statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans
Residential real estate loans	$6,071	33%	$5,086	31%	$4,160	31%	$4,545	33%	$4,899	33%
Commercial real estate loans	11,654	42%	11,863	42%	12,154	41%	10,432	37%	7,951	36%
Commercial loans	3,620	13%	4,171	13%	3,755	13%	3,241	12%	3,354	15%
Consumer and home equity loans	3,030	11%	2,600	12%	2,375	13%	2,924	15%	2,528	16%
HPFC	337	1%	451	2%	672	2%	24	3%	—	—%
Unallocated	—	—%	—	—%	—	—%	—	—%	2,384	—%
	$24,712	100%	$24,171	100%	$23,116	100%	$21,166	100%	$21,116	100%

Refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ALL.

Investment in BOLI

BOLI was $89.9 million and $87.5 million at December 31, 2018 and 2017, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. 97% of the insurance carriers had an A.M. Best rating of "B++" or better at December 31, 2018. BOLI is included in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

Deposits

The Company, through the Bank, receives checking, savings and time deposits primarily from customers located within its geographic market area. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System. Total deposits at December 31, 2018 were $3.5 billion, which included brokered deposits of $363.1 million. Total deposits at December 31, 2018 increased $464.0 million, or 15%, over December 31, 2017, and was due to organic growth within our markets, including:

•
Checking account growth at December 31, 2018 of $185.9 million, or 14%, since December 31, 2017, of which we estimate $75.0 million of interest checking balances were temporary funds that we anticipate being fully withdrawn by March 31, 2019.

•
Brokered deposits growth at December 31, 2018 of $157.3 million, or 76%, since December 31, 2017 as we actively manage funding costs in consideration of our overall asset/liability management strategies.

•	Savings and money market account growth at December 31, 2018 of $151.8 million, or 15%, since December 31, 2017.

•	Partially offset by a decrease in CDs at December 31, 2018 of $31.1 million, or 7%, since December 31, 2017.

The following table presents certain deposit information for the periods indicated.

	For the Year Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Non-interest checking	$503,287	—%	$430,706	—%	$386,189	—%
Interest checking	870,125	0.55%	750,543	0.21%	724,222	0.13%
Savings	485,986	0.06%	492,483	0.06%	461,794	0.06%
Money market	515,590	0.87%	480,119	0.52%	490,155	0.42%
Total low-cost deposits	2,374,988	0.40%	2,153,851	0.20%	2,062,360	0.16%
CDs	467,631	1.13%	466,418	0.88%	489,040	0.78%
Total deposits	2,842,619	0.52%	2,620,269	0.32%	2,551,400	0.28%
Brokered deposits	264,711	1.98%	296,261	1.13%	231,610	0.69%
Total deposits, including brokered deposits	$3,107,330	0.65%	$2,916,530	0.40%	$2,783,010	0.31%

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances, customer and wholesale repurchase agreements, and subordinated debentures. We proactively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. As part of our liquidity management, we use internal designations of "short-term" and "long-term" borrowings, and manage our borrowings within each designation:

•
Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances with maturity within one year of origination, and customer repurchase agreements.

•	Long-term borrowings include, but are not limited to, FHLBB advances with maturity greater than one year, wholesale repurchase agreements, and subordinated debentures.

At December 31, 2018, short-term borrowings were $270.9 million, representing a decrease of $270.9, or 50%, since December 31, 2017, while long-term borrowings, including subordinated debentures, increased $945,000, or 1%, over the same period. The decrease in short-term borrowings was driven by the 15% increase in deposits.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
	2018	2017	2016
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$—	$47,150	$89,450
Average daily balance outstanding	60,836	73,487	36,492
Maximum balance outstanding at any month end	161,350	135,550	157,197
Weighted average interest rate for the year	2.06%	1.19%	0.57%
Weighted average interest rate at end of year	—%	1.59%	0.80%
FHLBB advances (less than one year):
Balance outstanding at end of year	$25,000	$250,000	$190,000
Average daily balance outstanding	177,905	233,305	258,713
Maximum balance outstanding at any month end	315,000	330,000	370,000
Weighted average interest rate for the year	1.90%	1.23%	0.71%
Weighted average interest rate at end of year	2.71%	1.53%	0.76%
Customer repurchase agreements:
Balance outstanding at end of year	$245,868	$244,646	$225,605
Average daily balance outstanding	248,743	232,762	198,403
Maximum balance outstanding at any month end	278,787	265,627	239,862
Weighted average interest rate for the year	1.02%	0.46%	0.28%
Weighted average interest rate at end of year	1.30%	0.56%	0.31%

Long-Term Borrowings. As of December 31, 2018 and 2017, we had $10.0 million of FHLBB advances outstanding at an interest rate of 1.87% that were scheduled to mature in April 2020.

As of December 31, 2018 and 2017, we had $15.0 million of subordinated debt issued and outstanding that qualified as Tier II regulatory capital. The interest rate on the subordinated debt was 5.50% per annum, fixed for the ten-year term and payable semi-annually. The subordinated debt is schedule to mature on October 15, 2025. Refer to Note 11 of the consolidated financial statements for additional details.

In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and have outstanding at December 31, 2018 and 2017, junior subordinated debentures totaling $44.3 million. We have five tranches of interest rate swaps on a total notional amount of $43.0 million on our junior subordinated debentures. The interest rate swaps were entered into as cash flow hedges to mitigate interest rate risk on variable rate debt. The interest rate swaps have various maturity dates beginning June 2021 through July 2031 at various fixed interest rates. Refer to Note 11 of the consolidated financial statements for additional details.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at December 31, 2018 and 2017. The carrying value of securities pledged as collateral at the FHLBB was $172,000 and $215,000 at December 31, 2018 and 2017, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2018 was $435.8 million, which was an increase of $32.4 million, or 8%, since December 31, 2017. The increase was driven by normal operating activity, including, but not limited to, net income of $53.1 million for the year ended December 31, 2018, partially offset by dividends declared to shareholders of $18.0 million.

The Company's Board of Directors declared aggregate cash dividends for 2018 of $1.15 per share, compared to $0.94 per share for 2017 and $0.83 per share for 2016. The increase in cash dividends to shareholders highlights the financial and capital strength of the Company. At December 31, 2018 and 2017, the Company and the Bank exceeded all regulatory capital guidelines, and, specifically, the Bank was "well capitalized" under prompt correct action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2018 that would change the Company or Bank's regulatory capital categorization.

On January 22, 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares of common stock as of December 31, 2018.

Refer to "—Capital Resources" and Note 13 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the year ended:

	December 31,
	2018	2017	2016
Return on average assets	1.28%	0.71%	1.04%
Adjusted return on average assets (non-GAAP)	1.28%	1.07%	1.06%
Return on average equity	12.92%	7.00%	10.47%
Adjusted return on average equity (non-GAAP)	12.92%	10.51%	10.62%
Average equity to average assets	9.93%	10.19%	9.97%
Dividend payout ratio	33.85%	51.43%	32.22%

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2018 and 2017, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the year ended December 31, 2018, average deposits (excluding brokered deposits) of $2.8 billion increased $222.4 million, or 8%, compared to the same period of 2017. The increase in average deposit balances (excluding brokered deposits) reflects organic deposit growth during 2018. Included within our money market deposits at December 31, 2018 and 2017 were $63.0 million and $57.1 million, respectively, of deposits from Bank's wealth management department, doing business as Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the year ended December 31, 2018, average total borrowings, including brokered deposits, decreased $95.9 million to $822.0 million compared to the same period last year. We secure borrowings from the FHLBB, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $121.2 million as of December 31, 2018. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 20, 2019.

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

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2018 are set forth in the following table. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2018. These deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

Time remaining until maturity:	December 31, 2018
Less than 3 months	$46,893
3 months through 6 months	38,386
6 months through 12 months	48,191
Over 12 months	92,939
Total	$226,409

Loan demand also affects our liquidity position. The following table presents the maturities of loans at the date indicated:

	December 31, 2018
	< 1 Year	1 - 5 Years	More than 5 Years	Total	Percent of Total Loans
Maturity Distribution:
Fixed Rate:
Residential real estate	$164	$10,582	$602,791	$613,537	20%
Commercial real estate	27,072	97,221	145,363	269,656	9%
Commercial	3,677	70,154	85,585	159,416	5%
Consumer and home equity	1,983	14,967	258,890	275,840	9%
Total fixed rate	32,896	192,924	1,092,629	1,318,449	44%
Variable Rate:
Residential real estate	2,427	1,381	375,521	379,329	13%
Commercial real estate	16,184	106,048	877,648	999,880	33%
Commercial	70,343	89,363	96,313	256,019	8%
Consumer and home equity	50	18,467	54,028	72,545	2%
Total variable rate	89,004	215,259	1,403,510	1,707,773	56%
Total loans	$121,900	$408,183	$2,496,139	$3,026,222	100%

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $435.8 million and $403.4 million at December 31, 2018 and December 31, 2017, respectively, which amounted to 10% of total assets as of the respective dates. Refer to "— Financial Condition — Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2017.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $18.0 million, $14.6 million and $12.9 million for the year ended December 31, 2018, 2017 and 2016, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the year ended December 31, 2018, 2017, and 2016, the Bank declared dividends payable to the Company in the amount of $28.1 million, $16.8 million, and $16.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 13 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2018 and 2017, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under prompt correction action provisions.

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

Derivatives. We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. We control the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of our normal mortgage origination process, we provide the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to the risk of interest rate change. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a best-efforts basis, with certain approved investors. We account for interest rate lock commitments on loans that will be held for sale as derivative instruments. Furthermore, we record a derivative at the time of origination for our best-effort forward delivery commitments on loans that are identified as held for sale. Should we enter into a forward delivery commitment on a mandatory delivery arrangement with an investor, we account for the forward delivery commitment as a derivative upon execution of the mandatory delivery contract.

Hedge Instruments. From time to time, we may enter into derivative instruments as partial hedges against fluctuations in interest rates. We may also enter into fixed rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into variable rate interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased.

Refer to Note 11 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

At December 31, 2018, we had the following levels of off-balance sheet financial instruments:

	Total Amount Committed	Commitment Expires in:
Off-Balance Sheet Financial Instruments		< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Home equity line of credit commitments	$548,784	$206,182	$41,332	$9,764	$291,506
Commercial commitment letters	67,235	67,235	—	—	—
Residential loan origination	36,109	36,109	—	—	—
Letters of credit	3,063	3,063	—	—	—
Other commitments to extend credit	2,447	2,447	—	—	—
Customer loan swaps - notional value	833,030	—	81,282	106,780	644,968
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
FHLBB advance interest rate swaps - notional value	25,000	25,000	—	—	—
Fixed-rate mortgage interest rate lock commitments -notional value	12,077	12,077	—	—	—
Forward delivery commitments - notional value	4,315	4,315	—	—	—
Total	$1,575,060	$356,428	$132,614	$116,544	$969,474

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Our operating leases represent off-balance sheet arrangements, while our two capital leases are reflected on our consolidated statements of condition. Refer to Note 6 of the consolidated financial statements for additional details.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At December 31, 2018, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
Contractual obligations and commitments		< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Operating leases	$5,237	$1,420	$1,667	$973	$1,177
Capital leases	2,500	174	361	368	1,597
FHLBB advances	35,000	25,000	10,000	—	—
Retail repurchase agreements	245,868	245,868	—	—	—
Junior subordinated debentures	44,433	—	—	—	44,433
Subordinated debentures	14,634	—	—	—	14,634
Other contractual obligations	2,493	2,493	—	—	—
Total	$350,165	$274,955	$12,028	$1,341	$61,841

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

RISK MANAGEMENT

The Company’s Board of Directors and management have identified significant risk categories which affect the Company. The risk categories include: credit; liquidity; market; interest rate; capital; operational and technology, including cybersecurity; vendor and third party; people and compensation; compliance and legal; and strategic alignment and reputation. The Board of Directors has approved an Enterprise Risk Management ("ERM") Policy that addresses each category of risk. The direct oversight and responsibility for the Company's risk management program has been delegated to the Company's Executive Vice President of Risk Management, who is a member of the Executive Committee and reports directly to the Chief Executive Officer.

The Company is, and may become, subject to other risks, refer to Item 1A. Risk Factors for further description.

Credit risk is the current and prospective risk to earnings or capital arising from an obligor's failure to meet the terms of any contract with the Company or otherwise to perform as agreed. It is found in all activities in which success depends on counterparty, issuer or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements, whether reflected on or off the Company's balance sheet. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding credit risk and the credit quality of the Company’s loan portfolio, refer to "—Financial Condition—Asset Quality" and Note 3 of the consolidated financial statements.

Liquidity risk is the current and prospective risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. For further discussion regarding the Company's management of liquidity risk, refer to "—Liquidity" and Note 3 of the consolidated financial statements.

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Bank’s Board of Directors that are reviewed and approved annually. The Board ALCO delegates responsibility for carrying out the asset/liability management policies to Management ALCO. In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Board ALCO meets on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. At December 31, 2018, client assets under management for the Bank were $1.2 billion. It is estimated that a 1% increase or decrease in client assets under management would have resulted in an annualized increase or decrease in reported 2018 asset-based revenue of $80,000, which was estimated using average client assets under management and average fee rate earned for 2018.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would result in negative rates as many deposit and funding rates are below 2.00%. During the last few years our downward shift has been 100 basis points. Starting in the third quarter of 2018, we resumed running a downward shift of 200 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

For the year ended December 31, 2018 and 2017, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
Rate Change from Year 1 – Base	2018	2017
Year 1
+200 basis points	0.09%	(0.22)%
-100 basis points	(0.63)%	(3.06)%
-200 basis points(1)	(1.63)%	Not measured
Year 2
+200 basis points	6.79%	6.86%
-100 basis points	(0.90)%	(8.08)%
-200 basis points(1)	(7.74)%	Not measured

(1)	The down 200 basis points scenario was not performed as part of the Company's December 31, 2017 net interest income sensitivity analysis given market interest rates at that time.

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

If rates remain at or near current levels, net interest income is projected to trend slightly upward as assets continue to settle into marginally higher rates while funding costs increase to a lesser extent. Beyond the first year, net interest income increases slightly. If rates decrease 200 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity to reduce the cost of funds in the first year. In the second year, net interest income is projected to continue to decrease as loan and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds becomes limited. If rates increase 200 basis points, net interest income is projected to be flat in the first year due to the repricing of assets to match increases in short-term funding. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2018, we had interest rate swap agreements with a total notional of $43.0 million related to our junior subordinated debentures, $25.0 million of notional on FHLBB interest swap agreements related to short-term funding and $416.5 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

Capital risk is the risk that an investor may lose all or part of the principal amount invested. The Company faces this risk as it manages its balance sheet and has investments or loans that may lose all or part of the principal amount the Company has invested, which can have an impact on shareholders' equity. The Company also faces capital risk in that the entity may lose value on components of its shareholders' equity. The regulatory environment mandates the Company and Bank maintain certain levels of capital. These capital levels can change based upon regulatory changes, which can then impact what the Company is able to accomplish from a strategic perspective. For further discussion regarding capital risk and management of this risk, refer to "—Capital Resources" and Note 13 of the consolidated financial statements.

Operational and technology risk, including cybersecurity, is the current and prospective risk to earnings and capital arising from cybersecurity incidents, fraud, error and the inability to deliver products or services, maintain a competitive position and manage information. Operational and technology risk encompasses product development and delivery, transaction processing, systems development (including cybersecurity measures), change management, computing systems, complexity of products and services, and the internal control environment. The risk that transactions may not be processed on time or correctly or that there is intentional or accidental unauthorized disclosure or destruction of information can have significant impact on the Bank’s reputation, can result in compliance violations and fines, or result in the Bank losing control of key management reporting information. This includes technology risks where there may be weakness in our computing infrastructure or in our cybersecurity protection program. Operational and technology risk also includes vendor and third party risk.

The Company manages operational and technology risks through a series of internal programs, as well as through the assistance of third parties. These programs include various internal and external audit programs, internal committees to oversee compliance with programs and remedial actions, if necessary, and various documented policies, procedures and framework for addressing such risks.

The Board actively oversees risks related to cybersecurity through various committees that are responsible for developing a comprehensive technology plan and monitoring and testing the Company's information security. The Company has also developed a Cybersecurity Incident Response Team ("CSIRT") that is responsible for monitoring, detecting, responding to and reporting cybersecurity incidents. The CSIRT uses a variety of monitoring and testing techniques to protect the integrity of the Company's systems and the security of confidential information.

Vendor and third party risk represents the risk related to outsourced activities and in certain situations includes reliance on vendors to deliver services on our behalf. The Company has many service partners and an increasing reliance on outsourced services, which places greater risk on the Company through these many partners. These relationships are controlled by contracts and service level agreements, but represent increasing risk to the Company.

The Company manages vendor and third party risk through its vendor management program, which includes annual review of certain vendors dependent on the services provided by the vendor and the risk the vendor may present to the Company through our reliance on its services.

People and compensation risk includes: the risk of employee dishonesty, incompetence or error; the risk of not having individuals with adequate training and experience to properly discharge their responsibilities; the risk of not having sufficient depth of personnel to provide back up for critical functions; the risk of lawsuit by employees alleging improper actions by or on behalf of the Company; succession planning; and compensation risk, which includes having compensation plans that effectively allow the Company to hire and keep the right talent, and properly designed compensation and incentive programs to promote ethical behavior and assure that excessive risk is not encouraged.

The Company manages people and compensation risk through annual risk assessments of various compensation and incentive plans, oversight by the Compensation Committee of the Board of Directors, the use of third party compensation consultants, and various insurance programs.

Compliance and legal risk is the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. This risk exposes the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential, and an inability to enforce contracts. Legal risk exists in generally all activity of the Company where there is any possibility that the Company will become subject to liability for improper actions.

The Company manages compliance and legal risk through various internal and external audit programs, use of third parties for consulting and legal support, ongoing compliance risk assessments, the ERM Committee and various insurance programs.

Strategic alignment risk is the current and prospective impact on earnings or capital arising from adverse business decisions, improper implementation of decisions, or lack of responsiveness to industry changes. This risk is a function of the compatibility of the Company's strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

Reputation risk is the current and prospective impact on earnings and capital arising from negative public opinion. The reputation of financial services companies can be based on brand and trust, and the loss of brand or trust can negatively impact the Company's operations and financial results. Reputation risk exposure is present throughout the organization and our interactions with our various stakeholders, including, but not limited to, our customers, communities and investors.

The Company manages its strategic alignment and reputation risk through various internal policies and programs, including, but not limited to, the Company's core values, code of ethics policy, financial code of ethics policy, Audit Committee complaint policy, employee handbook, and other policies and programs, as well as through strategic planning and oversight by the Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 7A is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management."

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2018	2017
ASSETS
Cash and due from banks	$52,240	$44,057
Interest-bearing deposits in other banks (including restricted cash)	14,759	58,914
Total cash, cash equivalents and restricted cash	66,999	102,971
Investments:
Available-for-sale securities, at fair value (book value of $933,399 and $803,021, respectively)	910,692	789,899
Held-to-maturity securities, at amortized cost (fair value of $1,291 and $94,913, respectively)	1,307	94,073
Other investments	14,679	23,670
Total investments	926,678	907,642
Loans held for sale, at fair value (book value of $4,314 and $8,066, respectively)	4,403	8,103
Loans	3,026,222	2,782,439
Less: allowance for loan losses	(24,712)	(24,171)
Net loans	3,001,510	2,758,268
Goodwill	94,697	94,697
Other intangible assets	4,230	4,955
Bank-owned life insurance	89,919	87,489
Premises and equipment, net	42,495	41,891
Deferred tax assets	23,053	22,776
Other assets	43,451	36,606
Total assets	$4,297,435	$4,065,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$592,781	$478,643
Interest checking	927,321	855,570
Savings and money market	1,137,356	985,508
Certificates of deposit	443,912	475,010
Brokered deposits	363,104	205,760
Total deposits	3,464,474	3,000,491
Short-term borrowings	270,868	541,796
Long-term borrowings	11,580	10,791
Subordinated debentures	59,067	58,911
Accrued interest and other liabilities	55,621	49,996
Total liabilities	3,861,610	3,661,985
Commitments and contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,591,914 and 15,524,704 on December 31, 2018 and 2017, respectively	158,215	156,904
Retained earnings	302,030	266,723
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale securities, net of tax	(17,826)	(10,300)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(4,437)	(5,926)
Net unrecognized losses on postretirement plans, net of tax	(2,157)	(3,988)
Total accumulated other comprehensive loss	(24,420)	(20,214)
Total shareholders’ equity	435,825	403,413
Total liabilities and shareholders’ equity	$4,297,435	$4,065,398
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2018	2017	2016
Interest Income
Interest and fees on loans	$128,546	$114,563	$109,224
Taxable interest income	17,727	16,879	16,082
Nontaxable interest income	2,648	2,764	2,836
Dividend income	1,315	1,135	1,005
Other interest income	1,141	763	479
Total interest income	151,377	136,104	129,626
Interest Expense
Interest on deposits	20,113	11,811	8,633
Interest on borrowings	7,456	5,585	4,506
Interest on subordinated debentures	3,415	3,408	3,415
Total interest expense	30,984	20,804	16,554
Net interest income	120,393	115,300	113,072
Provision for credit losses	847	3,035	5,258
Net interest income after provision for credit losses	119,546	112,265	107,814
Non-Interest Income
Debit card income	9,067	8,079	7,578
Service charges on deposit accounts	7,663	7,529	7,210
Mortgage banking income, net	5,914	7,363	6,258
Income from fiduciary services	5,376	5,108	4,960
Brokerage and insurance commissions	2,615	2,147	2,074
Bank-owned life insurance income	2,430	2,370	2,594
Other service charges and fees	2,080	2,029	1,962
Customer loan swap fees	956	1,574	2,104
Net gain on sale of securities	275	855	51
Other income	1,800	1,545	4,830
Total non-interest income	38,176	38,599	39,621
Non-Interest Expense
Salaries and employee benefits expense	51,513	49,109	47,254
Furniture, equipment and data processing costs	10,359	9,894	9,557
Net occupancy costs	6,876	6,884	7,088
Consulting and professional fees	3,752	3,118	3,234
Debit card expense	3,180	2,755	2,584
Regulatory assessments	1,937	2,166	2,777
Other real estate owned and collection costs, net	935	971	3,128
Amortization of intangible assets	725	1,809	1,903
Merger and acquisition costs	—	—	866
Other expenses	12,668	11,804	11,505
Total non-interest expense	91,945	88,510	89,896
Income before income tax expense	65,777	62,354	57,539
Income Tax Expense	12,706	33,878	17,472
Net income	$53,071	$28,476	$40,067
Per Share Data:
Basic earnings per share	$3.40	$1.83	$2.59
Diluted earnings per share	$3.39	$1.82	$2.57
Weighted average number of common shares outstanding	15,571,387	15,509,665	15,422,160
Diluted weighted average number of common shares outstanding	15,626,303	15,588,347	15,504,239
Cash dividends declared per share	$1.15	$0.94	$0.83
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$53,071	$28,476	$40,067
Other comprehensive loss:
Net change in unrealized losses on available-for-sale securities:
Net change in unrealized losses on available-for-sale securities, net of tax of $1,558, $1,017, and $1,212, respectively	(5,689)	(1,888)	(2,251)
Net unrealized losses on securities transferred to available-for-sale securities from held-to-maturity securities, net of tax of $591, $0, and $0, respectively(1)	(2,160)	—	—
Net reclassification adjustment for net losses (gains) included in net income, net of tax of ($142), $299, and $18, respectively(2)	521	(556)	(33)
Net change in unrealized losses on available-for-sale securities, net of tax	(7,328)	(2,444)	(2,284)
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of ($229), $134, and $343, respectively	837	(248)	(637)
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($179), ($557), and ($709), respectively(3)	652	1,035	1,317
Net change in unrealized losses on cash flow hedging derivatives, net of tax	1,489	787	680
Postretirement plans:
Net actuarial gain (loss), net of tax of ($375), $723, and $127, respectively	1,368	(1,342)	(235)
Reclassification of amortization of net unrecognized actuarial loss and of net prior service cost included in net periodic cost, net of tax of ($126), ($92), and ($83), respectively(4)	463	170	152
Net gain (loss) on postretirement plans, net of tax	1,831	(1,172)	(83)
Other comprehensive loss	(4,008)	(2,829)	(1,687)
Comprehensive income	$49,063	$25,647	$38,380

(1)
In the fourth quarter of 2018, the Company adopted ASU 2017-12, effective January 1, 2018, and transferred its qualifying held-to-maturity debt securities to available-for-sale securities. Refer to Note 1 for further details.

(2)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(3)	Reclassified into the consolidated statements of income within interest on borrowings and subordinated debentures.

(4)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2015	15,330,717	$153,083	$222,329	$(12,222)	$363,190
Cumulative-effect adjustment (Note 1)	—	72	(72)	—	—
Cash in lieu for fractional shares paid due to the stock split (Note 13)	(173)	(5)	—	—	(5)
Net income	—	—	40,067	—	40,067
Other comprehensive loss, net of tax	—	—	—	(1,687)	(1,687)
Stock-based compensation expense	—	1,997	—	—	1,997
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	145,835	894	—	—	894
Cash dividends declared ($0.83 per share)	—	—	(12,909)	—	(12,909)
Balance at December 31, 2016	15,476,379	156,041	249,415	(13,909)	391,547
Reclassification of certain income tax effects from AOCI (Note 1)	—	—	3,476	(3,476)	—
Net income	—	—	28,476	—	28,476
Other comprehensive loss, net of tax	—	—	—	(2,829)	(2,829)
Stock-based compensation expense	—	1,469	—	—	1,469
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	48,325	(606)	—	—	(606)
Cash dividends declared ($0.94 per share)	—	—	(14,644)	—	(14,644)
Balance at December 31, 2017	15,524,704	156,904	266,723	(20,214)	403,413
Cumulative-effect adjustment (Note 1)	—	—	198	(198)	—
Net income	—	—	53,071	—	53,071
Other comprehensive loss, net of tax	—	—	—	(4,008)	(4,008)
Stock-based compensation expense	—	1,688	—	—	1,688
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	67,960	(350)	—	—	(350)
Common stock repurchased	(750)	(27)	—	—	(27)
Cash dividends declared ($1.15 per share)	—	—	(17,962)	—	(17,962)
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2018	2017	2016
Operating Activities
Net income	$53,071	$28,476	$40,067
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(202,194)	(211,568)	(236,450)
Proceeds from the sale of mortgage loans	211,397	224,883	238,351
Gain on sale of mortgage loans, net of origination costs	(5,451)	(6,256)	(6,201)
Depreciation and amortization expense	3,765	3,761	4,426
Investment securities amortization and accretion, net	3,206	3,122	3,135
Purchase accounting accretion, net	(2,316)	(2,834)	(5,048)
Stock-based compensation expense	1,688	1,469	1,997
Provision for credit losses	847	3,035	5,258
Amortization of intangible assets	725	1,809	1,903
Net gain on sale of premises and equipment	(34)	—	—
Net gain on sale of investment securities	(275)	(855)	(51)
Net increase in other real estate owned valuation allowance and (gain) loss on disposition	(17)	(15)	35
Income from bank-owned life insurance death benefits	—	—	(507)
(Increase) decrease in other assets	(6,353)	12,060	11,836
Increase (decrease) in other liabilities	6,275	1,247	(1,333)
Net cash provided by operating activities	64,334	58,334	57,418
Investing Activities
Proceeds from sales and maturity of available-for-sale securities	189,420	154,973	184,564
Purchase of available-for-sale securities	(232,206)	(170,495)	(220,169)
Proceeds from maturities of held-to-maturity securities	750	—	—
Purchase of securities held-to-maturity	—	—	(10,986)
Net increase in loans	(243,815)	(187,740)	(103,699)
Purchase of bank-owned life insurance	—	(7,000)	(16,700)
Purchase of Federal Home Loan Bank stock	(15,127)	(12,290)	(7,342)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	24,864	11,823	5,652
Purchase of premises and equipment	(5,021)	(2,844)	(1,671)
Proceeds from the sale of premises and equipment	749	137	90
Proceeds from bank-owned life insurance death benefits	—	—	1,092
Proceeds from other investments	1,593	—	—
Recoveries of previously charged-off loans	1,944	497	486
Proceeds from sale of other real estate owned	72	808	730
Net cash used in investing activities	(276,777)	(212,131)	(167,953)
Financing Activities
Net increase in deposits	464,132	172,291	103,027
(Repayments of) net proceeds from borrowings less than 90 days	(270,114)	36,699	77,227
Repayments of Federal Home Loan Bank long-term advances	—	(20,000)	(25,000)
Repayments of wholesale repurchase agreements	—	(5,000)	(25,000)
Common stock repurchase	(27)	—	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(350)	(606)	894
Cash dividends paid on common stock and cash in lieu for fractional shares paid due to stock split	(17,170)	(14,323)	(12,394)
Net cash provided by financing activities	176,471	169,061	118,754
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,972)	15,264	8,219
Cash, cash equivalents and restricted cash at beginning of year	102,971	87,707	79,488
Cash, cash equivalents and restricted cash at end of year	$66,999	$102,971	$87,707

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For The Year Ended December 31,
(In thousands)	2018	2017	2016
Supplemental information
Interest paid	$30,177	$20,774	$16,661
Income taxes paid	10,667	16,841	10,647
Transfer from loans to other real estate owned	55	—	383
Measurement-period adjustments - SBM Financial, Inc. acquisition	—	—	960

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Tables Expressed in Thousands, Except Per Share Data)

1. Business and Summary of Significant Accounting Policies

Acronyms and Abbreviations. The acronyms and abbreviations identified below are used in the notes to the consolidated financial statements. The following is provided to aid the reader and provide a reference page when reviewing the notes to the consolidated financial statements.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other comprehensive income (loss)
CMO:	Collateralized mortgage obligation	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	OTTI:	Other-than-temporary impairment
EPS:	Earnings per share	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine, that was acquired by Camden National Corporation
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FHLB:	Federal Home Loan Bank	TDR:	Troubled-debt restructured loan
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan

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

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the ALL, the accounting for business combinations including subsequent impairment analyzes for goodwill and other intangible assets, accounting for income taxes, postretirement benefits, and asset impairment judgments, including OTTI of investment securities.

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2018 for potential recognition or disclosure as required by GAAP.

Significant Concentration of Credit Risk. The Bank grants loans primarily to customers in Maine, Massachusetts and New Hampshire. Although the Bank has a diversified loan portfolio, a large portion of the Bank's loans are secured by commercial or residential real estate and is subject to real estate market volatility within these states. Furthermore, the debtors' ability to honor their contracts is highly dependent upon other economic factors throughout Maine, Massachusetts and New Hampshire. The Bank does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan.

Cash, Cash Equivalents and Restricted Cash. For the purposes of reporting, cash and cash equivalents consist of cash on hand and amounts due from banks. The Bank is required by the FRB to maintain cash reserves equal to a percentage of deposits. The Company maintains the reserve balances in cash on hand or at the FRB.

Certain cash balances will be designated as restricted as required by certain contracts with unrelated third parties.

Investments. Debt investments for which the Company has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost on the consolidated statements of condition. Debt investments that are not classified as HTM or trading are classified as AFS and are carried at fair value on the Company's consolidated statements of condition with subsequent changes to fair value recorded within AOCI, net of tax.

For periods prior to January 1, 2018, the Company's investments in equity securities with a readily determinable fair value may have been classified as trading or AFS. The classification was determined at the time of purchase and reflected the Company's corporate goals and objectives. For such periods, equity securities with a readily determinable fair value classified as AFS were carried on the consolidated statements of condition at fair value. Subsequent changes to fair value were accounted for within AOCI, net of tax, on consolidated statements of condition. The Company did not have any equity securities with a readily determinable fair value classified as trading as of December 31, 2017.

Effective January 1, 2018, upon adoption of ASU No. 2016-01, Income Statement- Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), equity investments may no longer be designated and accounted for as AFS securities, with the change in fair value recognized within AOCI, net of tax. Instead, the change in fair value of equity investments with a readily determinable fair value are to be recognized within net income and carried at fair value on the balance sheet. Upon adoption of ASU 2016-01, a cumulative-effect adjustment of $198,000 was recorded to reclassify the unrealized gain, net of tax, on the Company's equity securities with a readily determinable fair value as of December 31, 2017, previously designated as AFS, from AOCI to retained earnings. For the year ended December 31, 2018, the Company recorded the change in fair value of $50,000 for its equity securities with a readily determinable fair value within other income on the consolidated statements of income. This provision of ASU 2016-01 was applied prospectively.

Management conducts a quarterly review and evaluation of its debt investments designated as AFS or HTM and, prior to the adoption of ASU 2016-01, effective January 1, 2018, conducted a quarterly review of its equity investments designated as AFS to determine if the decline in fair value of any security appeared to be other-than-temporary. The factors considered included, but were not limited to: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit ratings of the security or issuer, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

For its debt investments classified as AFS or HTM that it does not intend to sell and is not more-likely-than-not will be required to sell before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to: (i) credit loss is recognized in non-interest income on the consolidated statements of income; and (ii) other factors is recognized in AOCI, net of tax. For the Company's debt securities it intends to sell or more-likely-than-not will be required to sell before recovery of amortized cost, an OTTI is recorded equal to the entire difference between the debt investment's amortized cost basis and its fair value within non-interest income on the consolidated statements of income.

Prior to the adoption of ASU 2016-01, for the Company's equity investments with a readily determinable fair value classified as AFS, for which the Company determined that the decline in the fair value was other-than-temporary, the Company would recognize the impairment within non-interest income on the consolidated statements of income when identified. Upon adoption of ASU 2016-01, effective January 1, 2018, the change in fair value of the Company's equity investments with a readily determinable fair value are recorded within net income and are no longer assessed for OTTI.

The Bank is a member of the FHLBB and FRBB, and, as a member, the Bank is required to hold a certain amount of FHLBB and FRB common stock. These equity stocks are non-marketable and are outside the scope of ASU 2016-01, and are reported at cost within other investments on the consolidated statements of condition. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Purchase premiums and discounts are recognized in interest income on the consolidated statements of income using the interest method over the period to maturity (or issuer call option date, if earlier) and are recorded on the trade date.

Upon sale of an investment security, the realized gain or loss on the sale is recognized within non-interest income on the consolidated statements of income. The cost basis of our investments sold is determined using the specific identification method.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on the Company's intent and is, typically, completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices or executed sales agreements. Management consistently evaluates the Company's loan portfolio in conjunction with asset/liability management practices, and will opt to sell certain residential mortgage loans to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains.

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

In determining the appropriate level of ALL, the Company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit risk and loss experience, and (3) general loss allocations for other qualitative and economic factors.

The allocations for specific loans is determined based on loans that have a principal balance of $500,000 or more that are classified as substandard or doubtful and are on non-accrual status. The Company's internal policy for assessing specific loans for impairment is $500,000. The qualitative factors for assessing a loan individually for impairment in accordance with the Company's internal policy requires the loan to be classified as substandard or doubtful and on non-accrual status. For such loans that are also classified as impaired, an allowance is established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded investment of that loan. Loans that do not meet the above criteria are separated into risk pools by portfolio segment and risk ratings. The Company then evaluates each risk pool collectively for impairment through loss allocation factors.

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

The Company at least annually, and more frequently as deemed prudent by management, reassesses and revises the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogeneous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions that may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers regulatory guidance, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors.

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

The Company evaluates goodwill for impairment annually as of November 30th, or more frequently as warranted by external and/or internal factors. The Company may utilize a qualitative analysis (commonly referred to as "step zero") and/or a quantitative analysis to evaluate goodwill for impairment. The Company has the option to by-pass the qualitative analysis for any given year and perform the quantitative analysis.

Using a qualitative analysis to assess goodwill for impairment, the Company will consider various factors to determine if it is more-likely-than-not that its carrying value of its reporting unit exceeds its fair value. These factors include, but are not limited to, the overall macro-economic environment; industry economic and regulatory environment; and company specific factors, including, but not limited to, performance, Company common stock share price, competition and/or significant changes in senior management. Should the Company determine it is more-likely-than-not that the carrying value of its reporting unit exceeds its fair value, then it would then perform the next step of the goodwill impairment test, which is a quantitative analysis. If the Company were to determine it is not more-likely-than-not that the carrying value of its reporting unit exceeds its fair value, the Company would have completed its goodwill impairment evaluation and concluded goodwill was not impaired.

After performing the qualitative analysis and determining it is more-likely-than-not that the carrying value of its reporting unit exceeds its fair value or if the Company by-passed the qualitative analysis, it would perform a quantitative analysis to determine if the carrying value of its reporting unit exceeds its fair value. The Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods, to determine the reporting unit's fair value. If the reporting unit's fair value exceeds its carrying value, then goodwill is not impaired and no further assessment is required. However, if the reporting unit's fair value is less than its carrying value, the Company would then be required to determine the fair value of tangible and identifiable intangible assets and liabilities for the reporting unit, to derive an implied fair value of goodwill. If the reporting unit's implied fair value of goodwill exceeds its carrying value, then goodwill is not impaired. However, if the reporting unit's implied fair value of goodwill is less than its carrying value, an impairment charge is recorded to carry goodwill at its calculated implied fair value.

The Company completed its annual goodwill impairment testing for its reporting unit as of November 30, 2018 using the qualitative analysis and it was determined that it was not more-likely-than-not that its carrying value exceeded its fair value. As such, goodwill was not impaired as of November 30, 2018.

Goodwill was tested for impairment as of November 30, 2017 and 2016 and was not impaired.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships (5 to 10 years from the acquisition dates). Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2018, 2017 or 2016, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

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

Repairs and maintenance costs that are not an improvement or do not extend the estimated useful life of the asset are expensed as incurred.

Software costs, including cloud-based software licenses that qualify as internal-use software, are stated at cost less accumulated amortization within other assets on the consolidated statements of condition. Amortization expense is calculated using the straight-line method over the estimated useful lives of the related assets. Cloud-based software costs that do not qualify as internal-use software are capitalized as service contracts within other assets on the consolidated statements of condition and expensed ratably over the term of the contract period.

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

Mortgage Banking. Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when (i) the asset has been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and (iii) the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity. The Company records the gain on sale of the financial asset within mortgage banking income, net on the consolidated statements of income, net of direct and indirect costs incurred to originate the loan.

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

Short-Term and Long-Term Borrowings. Short-term borrowings are those that upon origination are scheduled to mature within one year. The Company's short-term borrowings may include, but are not limited to, FHLBB overnight and FHLBB advances, customer repurchase agreements, federal funds purchased, and line of credit advances.

Long-term borrowings are those that upon origination are scheduled to mature in one or more years. The Company's long-term borrowings may include, but are not limited to, FHLBB advances, subordinated debentures, wholesale repurchase agreements, and capital leases.

The Company is required to post collateral for certain borrowings, for which it generally posts loans and/or investment securities as collateral.

Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax implications attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current information suggests that it is not more-likely than-not that the Company will not be able to realize the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more- likely-than-not that the Company will not be able to realize the benefit of the deferred tax assets, then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2018 and 2017, the Company did not carry a valuation allowance on its deferred tax assets.

The Company accounts for its windfall tax benefits and shortfalls within income tax expense on the consolidated statements of income as a discrete period item in the period generated.

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

Postretirement Plans. The Company sponsors various retirement plans for current and former employees, including a SERP for certain officers of the Company and a postretirement health care and life insurance plan to certain eligible retired employees. The SERP and postretirement benefit plans are unfunded and have no plan assets, and the Company has recorded a liability on the consolidated statements of condition.

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

The Company has obligations with various active and retired employees related to certain postretirement benefits. The obligations are based on the employee's date of hire and years of service through retirement, with the associated cost recognized over the requisite service period. Under the plan, the postretirement benefit amount the Company will pay for any given year for an individual is capped. Furthermore, the Company's obligation exists until the participant qualifies for Medicare. The accrual methodology results in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.

Net periodic benefits cost (credit) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and/or amortization of actuarial gains or losses. As prior service costs and actuarial gains or losses are amortized, they are reclassified from AOCI on the consolidated statements of condition into other expenses on the consolidated statements of income. The amortization of actuarial gains and losses is determined using the 10%

corridor minimum amortization approach and is taken over the average remaining future working lifetime of the plan participants.

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

Segment Reporting. Operating segments are the components of an entity for which separate financial information is available and evaluated regularly by the chief operating decision-maker in order to allocate resources and assess performance. The Company's chief operating decision-maker assesses consolidated financial results to make operating and strategic decisions, assess performance, and allocate resources. Therefore, the Company has determined that its business is conducted in one reportable segment and represents the consolidated financial statements of the Company.

Recent Accounting Pronouncements Adopted.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"): ASU 2014-09 was issued to clarify the principles for recognizing revenue and to develop a common revenue standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified-retrospective transition method. Upon adoption of ASU 2014-09, cash rewards paid to certain depositors to promote usage, are accounted for and presented as a reduction of debit card income for periods beginning on January 1, 2018. For the year ended December 31, 2018, these cash rewards paid to depositors totaled $438,000. Because the modified-retrospective transition method was used, the Company did not revise prior period presentation on its consolidated statements of income. Through the Company's assessment, it was determined that there was no change in revenue recognition upon adoption of ASU 2014-09, and therefore, no cumulative-effect adjustment was made to beginning shareholders' equity. Refer to Note 14 for further details.

ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and
Measurement of Financial Assets and Liabilities ("ASU 2016-01"): ASU 2016-01 was issued to enhance the reporting model for financial instruments to provide the users of financial statements with more useful information for decisions. Effective January 1, 2018, the Company adopted ASU 2016-01 and applied the provisions of the standard prospectively within the consolidated financial statements for the year ended December 31, 2018 which included:

•
The Company's equity investments are no longer designated and accounted for as AFS securities, with the change in fair value recognized within AOCI, net of tax. Instead, the change in fair value of equity investments with a readily determinable fair value are to be recognized within net income. Refer to Revenue from Contracts with Customers within Note 14 for further details.

•
Effective January 1, 2018, the Company used the "exit price" notion when measuring the fair value of financial instruments for disclosure purposes only. The Company previously used the "entry price" notion for purposes of measuring its loans held for investment for disclosure purposes only. The change in valuation methodology has been applied prospectively as it does not have a material effect on the comparability of the disclosure. Refer to Note 19 for disclosure of fair value of financial instruments.

•
The Company no longer discloses the method or significant assumptions used to estimate the fair value for its financial instruments measured at amortized cost on the consolidated statements of condition for which fair value is provided for disclosure purposes only.

The adoption of the ASU did not have an effect on the Company's consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
("ASU 2017-12"): ASU 2017-12 was issued to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and make other simplifications. The ASU also provides a transition election to reclassify a debt security from HTM to AFS if the debt security is eligible to be hedged under the last-of layer method as described in ASU 2017-12.

The Company adopted ASU 2017-12 in the fourth quarter of 2018. The ASU required the Company to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption on retained earnings was reflected as of January 1, 2018. The guidance did not have an impact on the Company's derivatives that qualified as hedges on the date of adoption, and, thus, no adjustment was made to beginning retained earnings. In conjunction with the adoption of ASU 2017-12, the Company made the transition election to reclassify $92.0 million in book value of securities from HTM to AFS that qualified.

ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2018-16"): Due to concerns about the sustainability of LIBOR to identify a suitable alternative, ASU 2018-16 was issued to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The Company adopted the ASU effective in conjunction with the adoption of ASU 2017-12. The Company's junior subordinated debt interest rate swaps benchmark interest rate is the 3-month USD LIBOR rate and are designated as hedges in accordance with ASC 815. These five interest rate swap contracts have maturity dates of 2021 and beyond, and, thus, may be impacted should the use of LIBOR be discontinued. The Company's five interest swap contracts provide for the use of an alternative benchmark interest rate should LIBOR be discontinued. The Company's FHLBB advance interest rate swap matured in February 2019 and was not impacted. Refer to Note 11 for further details.

The Company will consider the need for re-designation of its hedge contracts using LIBOR as the benchmark interest rate as needed.

ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"): ASU 2017-07 improved the presentation of net periodic pension cost and net periodic postretirement cost by companies to disaggregate the service cost component from the other components of net benefit cost, as well as to provide other guidance to improve consistency, transparency and usefulness. Prior to adoption, the Company presented all components of net periodic benefit costs within the salaries and employee benefits on the consolidated statements of income. Effective January 1, 2018, the Company now presents the service cost component of net periodic benefit cost in the salaries and employee benefits line and all other components of net periodic cost within other expenses on the consolidated statements of income. The change in presentation has been applied retrospectively to prior periods represented on the Company's consolidated statements of income and within Note 16 using the amounts previously disclosed within its prior year financial statements as a practical expedient. The adoption of the ASU did not impact previously reported net income or EPS.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"): ASU 2016-15 was issued to address eight specific cash flow presentation matters within the statement of cash flows and reduce diversity of presentation across companies. Of the eight specific cash flow presentation matters addressed by the ASU, it is noted that one matter addressed is of relevance to the Company based on its current and past operations: proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies. The standard states that cash proceeds received from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, should be classified as cash inflows from investing activities within the consolidated statements of cash flows. The Company adopted the standard effective January 1, 2018 and it has been applied within the accompanying consolidated statements of cash flows using a retrospective transition method. As such, the Company reclassified from operating activities its previously reported cash proceeds received from the settlement of BOLI policy to investing activities on the consolidated statements of cash flow for the year ended December 31, 2016. Otherwise, the ASU did not have a material effect on the Company's consolidated financial statements.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"): ASU 2016-18 was issued to reduce the diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, the statement of cash flows should consider the changes in amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. The Company adopted the standard effective January 1, 2018 and it has been applied within the accompanying consolidated statements of cash flows using a retrospective transition method. The standard did not have a material effect on the Company's consolidated financial statements.

ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"): ASU 2017-08 was issued to shorten the amortization period for certain callable debt securities purchased and carried at a premium, by requiring the premium to be amortized to the earliest call date of the debt security. The Company adopted ASU 2017-08, effective as of January 1, 2018, on a modified retrospective basis. The ASU did not constitute a change in accounting policy for the Company, and, thus, did not impact its overall financial statements.

ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"): ASU 2018-02 was issued to allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. The Company made a policy election to adopt the ASU effective for the year ended December 31, 2017, the period in which the effects of the change in the U.S. federal corporate income tax due to the Tax Act was recognized. The adoption of ASU 2018-02 resulted in a $3.5 million income reclassification from AOCI to retained earnings within the consolidated statements of condition and consolidated statements of shareholders' equity for the year ended December 31, 2017.

Recent Accounting Pronouncements Issued.

ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"): In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclose key information about leasing arrangements. Current lease accounting does not require the inclusion of operating leases in the balance sheet.

Effective January 1, 2019, the Company adopted ASU 2016-02, using various practical expedients provided for within the subsequent issuance of ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which offered various practical expedients for transitional relief, including:

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

•
Modified retrospective transition method, which allows companies to apply ASU 2016-02 at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company has completed its assessment and implementation process for ASU 2016-02 and has concluded the adoption of the ASU does not have a material effect on the consolidated financial statements, including the cumulative-effect adjustment to retained earnings on January 1, 2019.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), updated by ASU No. 2018-19 - Codification improvements to Topic 326, Financial Instruments- Credit Losses: In June 2016, the FASB issued ASU 2016-13 to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, for public companies. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt the guidance under a modified-retrospective approach, whereby a cumulative-effect adjustment will be made to retained earnings upon adoption. The Company will use a prospective transition approach for debt securities for which an OTTI had been recognized before the effective date, as applicable.

While the Company continues to prepare for the adoption of ASU 2016-13 on January 1, 2020, it recognizes the changes to the consolidated financial statements upon adoption are imminent as the ASU requires:

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

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"): In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, in accordance with ASU 2017-04, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). ASU 2017-04 will be effective for the Company on January 1, 2020 and will be applied prospectively. The Company does not expect the ASU to have a material impact on the consolidated financial statements upon adoption.

2. Investments

AFS and HTM Investments

The following table summarizes the amortized costs and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$94,430	$216	$(894)	$93,752
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	466,613	583	(13,524)	453,672
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	351,958	1,007	(10,071)	342,894
Subordinated corporate bonds	20,398	23	(47)	20,374
Total AFS investments	$933,399	$1,829	$(24,536)	$910,692
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,307	$8	$(24)	$1,291
Total HTM investments	$1,307	$8	$(24)	$1,291
December 31, 2017
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$7,232	$103	$—	$7,335
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	510,176	597	(7,471)	503,302
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	279,575	14	(6,790)	272,799
Subordinated corporate bonds	5,484	173	—	5,657
Equity investments(1)	554	252	—	806
Total AFS investments	$803,021	$1,139	$(14,261)	$789,899
HTM Securities (carried at amortized cost):
Obligations of states and political subdivisions	$94,073	$1,077	$(237)	$94,913
Total HTM investments	$94,073	$1,077	$(237)	$94,913

(1)
As of December 31, 2017, equity investments with a readily determinable fair value were designated and presented as AFS investments on the consolidated statements of condition. Upon adoption of ASU 2016-01, effective January 1, 2018, these investments were no longer eligible for designation, accounting and presentation as AFS. At December 31, 2018, the Company's equity investments with a readily determinable fair value were presented within other investments on the consolidated statements of condition. Refer to Note 1 for further details.

At December 31, 2018 and 2017, net unrealized losses on AFS investments included in AOCI amounted to $17.8 million, net of a deferred tax benefit of $4.9 million, and $10.3 million, net of a deferred tax benefit of $2.8 million, respectively.

For the year ended December 31, 2018 and 2017, the Company purchased debt investments of $232.2 million and $170.5 million, respectively, all of which were designated as AFS investments.

Impaired AFS and HTM Investments

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position at December 31, 2018 and 2017, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
AFS Investments:
Obligations of states and political subdivisions	$36,218	$(281)	$28,437	$(613)	$64,655	$(894)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	46,459	(252)	364,430	(13,272)	410,889	(13,524)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	5,956	(40)	227,461	(10,031)	233,417	(10,071)
Subordinated corporate bonds	11,378	(26)	966	(21)	12,344	(47)
Total AFS investments	$100,011	$(599)	$621,294	$(23,937)	$721,305	$(24,536)
HTM Investments:
Obligations of states and political subdivisions	$509	$(5)	$411	$(19)	$920	$(24)
Total HTM investments	$509	$(5)	$411	$(19)	$920	$(24)
December 31, 2017
AFS Investments:
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$221,466	$(2,393)	$233,971	$(5,078)	$455,437	$(7,471)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	102,612	(696)	164,389	(6,094)	267,001	(6,790)
Total AFS investments	$324,078	$(3,089)	$398,360	$(11,172)	$722,438	$(14,261)
HTM Investments:
Obligations of states and political subdivisions	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)
Total HTM investments	$9,317	$(57)	$9,436	$(180)	$18,753	$(237)

At December 31, 2018 and 2017, the Company held 302 and 209 debt investments classified as AFS and HTM with a fair value of $722.2 million and $741.2 million that were in an unrealized loss position totaling $24.6 million and $14.5 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $591.9 million and $398.4 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more totaling $23.3 million and $11.2 million at December 31, 2018 and 2017, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on debt investments and is not indicative of an overall change in credit quality or other factors with the Company's AFS and HTM investment portfolio. At December 31, 2018 and 2017, gross unrealized losses on the Company's AFS and HTM investments were 3.4% and 2%, respectively, of its respective fair value.

The Company has the intent and ability to retain its debt investments in an unrealized loss position at December 31, 2018 until the decline in value has recovered.

Sale of AFS Investments

The following table details the Company’s sales of investments for the period indicated below:

	For The Year Ended December 31,
	2018	2017	2016
Proceeds from sales of AFS investments	$56,155	$20,366	$28,850
Gross realized gains	32	869	125
Gross realized losses	(695)	(14)	(74)

For the year ended December 31, 2018, 2017, and 2016, the Company sold certain AFS investments with a total carrying value of $56.8 million, $19.5 million, and $28.8 million, respectively, and recorded net (losses) gains on the sale of AFS investments of ($663,000), $855,000, and $51,000, respectively, within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

AFS and HTM Investments Pledged

At December 31, 2018 and 2017, AFS and HTM investments with an amortized cost of $734.1 million and $702.5 million, respectively, and estimated fair values of $714.4 million and $691.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of AFS and HTM investments by contractual maturity at December 31, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$17,046	$16,987
Due after one year through five years	68,064	66,560
Due after five years through ten years	247,274	241,539
Due after ten years	601,015	585,606
	$933,399	$910,692
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,307	1,291
Due after ten years	—	—
	$1,307	$1,291

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
December 31, 2018
Equity securities - bank stock (carried at fair value)(1)	$544	$202	$—	$746
FHLBB (carried at cost)	8,559	—	—	8,559
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$14,477	$202	$—	$14,679
December 31, 2017
FHLBB (carried at cost)	$18,296	$—	$—	$18,296
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$23,670	$—	$—	$23,670

(1)
Effective January 1, 2018 these investments were reclassified to other investments on the consolidated statements of condition as they are no longer eligible for AFS classification upon adoption of ASU 2016-01. Refer to Note 1 for further details.

For the year ended December 31, 2018, the Company recognized an unrealized loss of $50,000 due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. In addition, the Company's investment in a reinsurance program liquidated during the year ended December 31, 2018 and a gain of $204,000 was recognized within other income on the Company's consolidated statements of income.

The Company did not record any OTTI on its FHLBB and FRB stock for the year ended December 31, 2018 and 2017. For the year ended December 31, 2018, 2017 and 2016, the Company recorded dividend income from its investment in FHLBB and FRB stock of $1.3 million, $1.1 million and $1.0 million, respectively.

At December 31, 2017 the Company held Visa Inc. Class B common stock shares, with a carrying value of $441,000 that were presented within other assets on the consolidated statements of condition. During 2018, the Company received proceeds of $1.4 million from the sale of all of its Visa Inc. shares, resulting in a gain of $938,000 which has been presented within net gain on sale of securities in the consolidated statements of income.

3. Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
	2018	2017
Residential real estate loans	$992,866	$858,369
Commercial real estate loans	1,269,533	1,164,023
Commercial loans	381,780	373,400
Home equity loans	327,763	323,378
Consumer loans	20,624	18,149
HPFC	33,656	45,120
Total loans	$3,026,222	$2,782,439

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs totaling:

	December 31,
	2018	2017
Net unamortized fair value mark discount on acquired loans	$3,936	$6,207
Net unamortized loan origination costs	(1,865)	(963)
Total	$2,071	$5,244

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

The Bank, in the normal course of business, has made loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements. At December 31, 2018 and 2017, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

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

The Board of Directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors external loan reviews, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the Board of Directors. The Company's practice is to proactively manage the portfolio such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

The Company completed its annual ALL policy review in the fourth quarter of 2018, and no significant changes to its ALL methodology were made.

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

Residential Real Estate. Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Collateral consists of mortgage liens on one- to four-family residences, including for investment purposes.

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

HPFC. Prior to the Company's closing of HPFC's operations in 2016, it provided commercial lending to dentists, optometrists and veterinarians, many of which were start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral consists of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower and the original terms ranged from seven to ten years.

The following table presents the activity in the ALL and select loan information by portfolio segment at or for the periods indicated:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
At or For The Year Ended December 31, 2018:
ALL:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(173)	(512)	(736)	(476)	(96)	(255)	(2,248)
Recoveries	90	28	1,770	44	11	1	1,944
Provision (credit)(1)	1,068	275	(1,585)	861	86	140	845
Ending balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
ALL balance attributable loans:
Individually evaluated for impairment	$586	$23	$53	$162	$—	$—	$824
Collectively evaluated for impairment	5,485	11,631	3,567	2,634	234	337	23,888
Total ending ALL	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans:
Individually evaluated for impairment	$4,762	$930	$786	$442	$6	$—	$6,926
Collectively evaluated for impairment	988,104	1,268,603	380,994	327,321	20,618	33,656	3,019,296
Total loan balances	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222
At or For The Year Ended December 31, 2017:
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(482)	(124)	(1,014)	(434)	(124)	(290)	(2,468)
Recoveries	30	141	301	2	17	6	497
Provision (credit)(1)	1,378	(308)	1,129	605	159	63	3,026
Ending balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
ALL balance attributable loans:
Individually evaluated for impairment	$568	$1,441	$—	$—	$—	$—	$2,009
Collectively evaluated for impairment	4,518	10,422	4,171	2,367	233	451	22,162
Total ending ALL	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans:
Individually evaluated for impairment	$5,171	$6,199	$1,791	$429	$—	$—	$13,590
Collectively evaluated for impairment	853,198	1,157,824	371,609	322,949	18,149	45,120	2,768,849
Total loan balances	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
At or For The Year Ended December 31, 2016:
ALL:
Beginning balance	$4,545	$10,432	$3,241	$2,731	$193	$24	$21,166
Loans charged off	(356)	(315)	(2,218)	(308)	(101)	(507)	(3,805)
Recoveries	95	50	332	2	7	—	486
Provision (credit)(1)	(124)	1,987	2,400	(231)	82	1,155	5,269
Ending balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
ALL balance attributable loans:
Individually evaluated for impairment	$483	$1,373	$—	$86	$—	$65	$2,007
Collectively evaluated for impairment	3,677	10,781	3,755	2,108	181	607	21,109
Total ending ALL	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans:
Individually evaluated for impairment	$4,348	$13,317	$2,028	$457	$7	$97	$20,254
Collectively evaluated for impairment	798,146	1,037,463	331,611	329,450	17,325	60,315	2,574,310
Total loan balances	$802,494	$1,050,780	$333,639	$329,907	$17,332	$60,412	$2,594,564

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2018, 2017, and 2016, the reserve for unfunded commitments was $22,000, $20,000 and $11,000, respectively.

The following table reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statement of income for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Provision for loan losses	$845	$3,026	$5,269
Change in reserve for unfunded commitments	2	9	(11)
Provision for credit losses	$847	$3,035	$5,258

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of December 31, 2018, the Company's total exposure to the lessors of nonresidential buildings' industry was 11% of total loans and 26% of total commercial real estate loans. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2018.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
December 31, 2018:
Pass (Grades 1 – 6)	$983,086	$1,247,190	$374,429	$—	$—	$32,261	$2,636,966
Performing	—	—	—	325,917	20,595	—	346,512
Special Mention (Grade 7)	887	7,921	3,688	—	—	123	12,619
Substandard (Grade 8)	8,893	14,422	3,663	—	—	1,272	28,250
Non-performing	—	—	—	1,846	29	—	1,875
Total	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222
December 31, 2017:
Pass (Grades 1 – 6)	$846,394	$1,130,235	$354,904	$—	$—	$43,049	$2,374,582
Performing	—	—	—	321,727	18,149	—	339,876
Special Mention (Grade 7)	922	9,154	12,517	—	—	191	22,784
Substandard (Grade 8)	11,053	24,634	5,979	—	—	1,880	43,546
Non-performing	—	—	—	1,651	—	—	1,651
Total	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
December 31, 2018:
Residential real estate	$3,300	$2,046	$4,520	$9,866	$983,000	$992,866	$—	$5,492
Commercial real estate	1,794	369	1,108	3,271	1,266,262	1,269,533	—	1,380
Commercial	150	19	799	968	380,812	381,780	—	1,279
Home equity	907	607	1,476	2,990	324,773	327,763	—	1,846
Consumer	67	15	29	111	20,513	20,624	14	15
HPFC	—	183	423	606	33,050	33,656	—	518
Total	$6,218	$3,239	$8,355	$17,812	$3,008,410	$3,026,222	$14	$10,530
December 31, 2017:
Residential real estate	$3,871	$1,585	$4,021	$9,477	$848,892	$858,369	$—	$4,979
Commercial real estate	849	323	5,528	6,700	1,157,323	1,164,023	—	5,642
Commercial	329	359	1,535	2,223	371,177	373,400	—	2,000
Home equity	1,046	173	1,329	2,548	320,830	323,378	—	1,650
Consumer	57	10	—	67	18,082	18,149	—	—
HPFC	139	1,372	419	1,930	43,190	45,120	—	1,043
Total	$6,291	$3,822	$12,832	$22,945	$2,759,494	$2,782,439	$—	$15,314

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the year ended December 31, 2018, 2017, and 2016 was $600,000, $843,000, and $888,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	2018	2017	2018	2017	2018	2017
Residential real estate	25	24	$3,614	$3,604	$443	$452
Commercial real estate	2	3	347	976	23	16
Commercial	2	7	141	1,345	—	—
Consumer and home equity	2	2	304	307	162	—
Total	31	36	$4,406	$6,232	$628	$468

At December 31, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $3.9 million and $513,000, respectively. At December 31, 2017, the Company had performing and non-performing TDRs with a recorded investment balance of $5.0 million and $1.2 million, respectively.

The following represents loan modifications that occurred that qualify as TDRs and the type of loan modification made by portfolio segment for the year ended December 31:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Residential real estate:
Maturity concession	—	2	—	$—	$298	$—	$—	$298	$—	$—	$15	$—
Interest rate concession	—	1	—	—	134	—	—	145	—	—	—	—
Interest rate and maturity concession	2	1	—	231	148	—	254	156	—	50	30	—
Payment deferral	1	—	—	166	—	—	166	—	—	45	—	—
Commercial:
Maturity concession	—	—	6	—	—	2,973	—	—	2,973	—	—	1,400
Home equity:
Interest rate and maturity concession	—	1	—	—	315	—	—	315	—	—	—	—
Total	3	5	6	$397	$895	$2,973	$420	$914	$2,973	$95	$45	$1,400

In 2016, the Company restructured one commercial relationship, which included six individual commercial loans, and recorded a specific reserve of $1.4 million at the time of the restructure. In 2016, subsequent to the loan modification, the $1.4 million specific reserve established on the relationship was fully charged-off and, at December 31, 2017 and 2016, the Company did not carry a specific reserve on this relationship. As part of the restructure, the Company committed to lend additional funds of up to $280,000. In 2018, the Company recovered the $1.4 million previously charged off and at December 31, 2018, the Company had no further commitments to lend to this commercial relationship. The Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs as of December 31, 2018.

For the year ended December 31, 2018, one home equity loan with a recorded investment of $299,000 at December 31, 2018 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted. At December 31,

2018, the Company carried a specific reserve on this redefaulted TDR of $162,000. For the year ended December 31, 2017 and 2016, the Company did not have any loans that had been modified as a TDR within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:

Impaired loans consist of non-accrual and TDR loans that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With related allowance recorded:
Residential real estate	$3,471	$3,471	$586	$3,591	$127
Commercial real estate	131	131	23	1,969	11
Commercial	556	556	53	111	—
Home equity	318	318	162	250	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	4,476	4,476	824	5,921	138
Without related allowance recorded:
Residential real estate	1,291	1,415	—	1,524	34
Commercial real estate	799	975	—	2,269	13
Commercial	230	293	—	1,379	8
Home equity	124	305	—	195	—
Consumer	6	13	—	1	—
HPFC	—	—	—	—	—
Ending balance	2,450	3,001	—	5,368	55
Total impaired loans	$6,926	$7,477	$824	$11,289	$193
December 31, 2017:
With related allowance recorded:
Residential real estate	$3,858	$3,858	$568	$3,177	$131
Commercial real estate	5,422	5,422	1,441	8,900	22
Commercial	—	—	—	31	—
Home equity	—	—	—	125	—
Consumer	—	—	—	—	—
HPFC	—	—	—	24	—
Ending balance	9,280	9,280	2,009	12,257	153
Without related allowance recorded:
Residential real estate	1,313	1,673	—	1,345	15
Commercial real estate	777	1,084	—	1,132	29
Commercial	1,791	2,964	—	1,920	10
Home equity	429	495	—	310	8
Consumer	—	—	—	2	—
HPFC	—	—	—	—	—
Ending balance	4,310	6,216	—	4,709	62
Total impaired loans	$13,590	$15,496	$2,009	$16,966	$215

				For the Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016:
With related allowance recorded:
Residential real estate	$3,019	$3,019	$483	$3,088	$106
Commercial real estate	11,443	11,443	1,373	5,165	—
Commercial	—	—	—	762	—
Home equity	299	299	86	305	—
Consumer	—	—	—	—	—
HPFC	97	97	65	98	—
Ending balance	14,858	14,858	2,007	9,418	106
Without related allowance recorded:
Residential real estate	1,329	1,800	—	2,057	9
Commercial real estate	1,874	2,369	—	2,214	51
Commercial	2,028	3,209	—	2,507	16
Home equity	158	368	—	180	—
Consumer	7	10	—	12	—
HPFC	—	—	—	—	—
Ending balance	5,396	7,756	—	6,970	76
Total impaired loans	$20,254	$22,614	$2,007	$16,388	$182

In-Process Foreclosure Proceedings:

At December 31, 2018 and 2017, the Company had $2.3 million and $1.9 million of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

4. Goodwill

At December 31, 2018 and 2017, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the year ended December 31, 2018 or 2017.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist. The Company completed its annual goodwill impairment test as of November 30, 2018, 2017 and 2016 and determined goodwill was not impaired. Accumulated impairment losses were $3.6 million as of December 31, 2018, 2017 and 2016.

5. Other Intangible Assets

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$23,908	$(19,678)	$4,230	$23,908	$(18,953)	$4,955
Trust relationship intangible	—	—	—	753	(753)	—
Total	$23,908	$(19,678)	$4,230	$24,661	$(19,706)	$4,955

For the year ended December 31, 2018, 2017 and 2016, the Company recorded amortization expense of $725,000, $1.8 million and $1.9 million, respectively.

The following table reflects the estimated amortization expense for other intangible assets over the period of estimated economic benefit:

Core Deposit Intangible
2019	$705
2020	682
2021	655
2022	625
2023	592
Thereafter	971
Total	$4,230

6. Premises and Equipment

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	2018	2017
Buildings and leasehold improvements	$39,594	$37,054
Furniture, fixtures and equipment	37,210	36,053
Land and land improvements	3,069	2,985
Total cost	79,873	76,092
Accumulated depreciation and amortization	(37,378)	(34,201)
Net premises and equipment	$42,495	$41,891

At December 31, 2018 and 2017, the Company had capitalized software costs of $4.0 million and $3.8 million, respectively, and related accumulated depreciation expense of $3.7 million and $3.5 million, respectively, and was presented within other assets on the consolidated statements of condition.

Depreciation and amortization expense for the periods indicated were as follows:

		For The Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2018	2017	2016
Furniture, equipment and data	Furniture, equipment and data processing	$1,938	$1,874	$1,942
Premises	Net occupancy costs	1,609	1,643	1,757
Software	Furniture, equipment and data processing	218	244	275
Equipment, data and premises	Merger and acquisition costs	—	—	452
Total		$3,765	$3,761	$4,426

The Company did not have any material gains or losses from the sale of premises and equipment for the year ended December 31, 2018, 2017 or 2016.

The Company enters into noncancellable lease arrangements primarily for its office buildings and branches. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be linked to an index (commonly the Consumer Price Index) or the increases may be contractually stipulated. Furthermore, many of these lease arrangements provide the Company with the option to renew the lease arrangement after the initial lease term. The Company incurred expenses of $1.5 million, $1.5 million and $1.8 million for the year ended December 31, 2018, 2017 and 2016, respectively, associated with its operating lease arrangements.

The Company has two branch leases classified as capital leases. Each is a noncancellable leases arrangement, with one scheduled to mature in 2026 without any extension options and the other scheduled to mature in 2028 with four consecutive five-year extension options. The capital leases have a cost basis of $1.7 million and $855,000 at December 31, 2018 and 2017 and accumulated depreciation of $552,000 and $502,000 at December 31, 2018 and 2017, respectively, and was presented within premises and equipment on the consolidated statements of condition. The associated depreciation expense for the year ended December 31, 2018, 2017 and 2016 was $46,000, $37,000 and $39,000, respectively, and was reported within net occupancy costs on the consolidated statements of income. At December 31, 2018 and 2017, the related capital lease liability was $1.6 million and $791,000, respectively, and was presented within long-term borrowings on the consolidated statements of condition. The associated interest expense for the year ended December 31, 2018, 2017 and 2016 was $40,000, $45,000 and $47,000, respectively, and was presented within interest on borrowings on the consolidated statements of income.

In connection with the SBM acquisition, the Company assumed a lease arrangement between SBM's wholly-owned subsidiary, The Bank of Maine, and two of its employees. The lease is for a period of five years with an expiration date of December 1, 2019 with two consecutive five-year extension periods available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement should the employees be terminated and/or certain mortgage loan production metrics not be met over a consecutive 12 month period.

At December 31, 2018, under current operating and capital lease contracts, the Company had the following schedule of future minimum lease payments:

	Operating	Capital
2019	$1,420	$179
2020	941	179
2021	726	182
2022	539	184
2023	434	184
Thereafter	1,268	1,592
Total minimum lease payments	$5,328	2,500
Less: amount representing interest(1)		920
Present value of net minimum lease payments(2)		$1,580

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.

(2)	Reflects the liability reported within long-term borrowings on the consolidated statements of condition.

7. Mortgage Banking

Loans Sold

For the year ended December 31, 2018, 2017 and 2016, the Company sold $205.9 million, $218.6 million and $232.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $5.5 million, $6.3 million, and $6.2 million, respectively.

Loans Held for Sale

At December 31, 2018 and 2017, the Company had identified and designated loans with an unpaid principal balance of $4.3 million and $8.1 million, respectively, as held for sale. The Company has elected the fair value option for its loans designated as held for sale, and, at December 31, 2018 and 2017, the unrealized gain recorded was $89,000 and $37,000, respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of the loan closed and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the year ended December 31, 2018, 2017 and 2016 was the change in unrealized gains (losses) on loans held for sale of $52,000, $326,000 and ($422,000), respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a best-efforts basis. For the year ended December 31, 2018, 2017 and 2016, net unrealized (losses) gains from the change in fair value on its forward delivery commitments were ($127,000), ($136,000), and $278,000, respectively. Refer to Note 11 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2018 and 2017, the Company's unpaid principal balances on its servicing assets were $235.4 million and $275.2 million, respectively.

For the year ended December 31, 2018, 2017 and 2016, the Company recorded servicing fee income for its servicing assets of $949,000, $1.0 million and $1.1 million, respectively, and was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2018 and 2017 was $831,000 and $1.0 million, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2018 and 2017, the prepayment assumption used within the valuation model was 11.5% and 14.0%, respectively, and the discount rate was 11.1% and 11.2%. The estimated effect of a 10% and 20% increase to the prepayment assumption at December 31, 2018 was a decrease of $62,000 and $121,000, respectively, while a 100 and 200 basis points increase to the discount rate assumption was a decrease of $56,000 and $108,000. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the dates indicated:

	As of and For The Year Ended December 31,
	2018	2017	2016
Servicing Assets:
Balance at beginning of year	$1,025	$1,210	$2,161
Capitalized servicing right fees upon sale(1)	—	22	9
Amortization charged against mortgage servicing fee income(1)	(200)	(430)	(734)
Valuation adjustment	6	223	(226)
Balance at end of year	$831	$1,025	$1,210
Valuation Allowance:
Balance at beginning of year	$(7)	$(230)	$(4)
Decrease (increase) in impairment reserve(1)	6	223	(226)
Balance at end of year	$(1)	$(7)	$(230)
Fair value, beginning of year	$1,766	$1,701	$2,947
Fair value, end of year	$1,677	$1,766	$1,701

(1)	Reported within mortgage banking income, net on the Company's consolidated statements of income.

Sub-Serviced Loans

Effective close of business on December 31, 2016, the Company no longer sub-serviced loans for third parties and any residual revenue recognized for the year ended December 31, 2018 and 2017, was immaterial. For the year ended December 31, 2016, the Company recognized sub-servicing income, including related loan fees, of $1.7 million within other income on the consolidated statements of income.

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

At December 31, 2018 and 2017, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 13 for further details of the Company and Bank's regulatory capital requirements at December 31, 2018 and 2017.

8. Deposits

The following is a summary of scheduled maturities of CDs as of December 31, 2018:

	Retail	Brokered	Total
2019	$250,838	$210,369	$461,207
2020	116,397	7,000	123,397
2021	35,235	—	35,235
2022	20,045	—	20,045
2023	15,368	—	15,368
Thereafter	6,029	—	6,029
Total	$443,912	$217,369	$661,281

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $111.1 million and $137.1 million at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company, in the normal course of business, had deposits from certain officers, directors, and their associated companies totaling $16.2 million and $14.9 million, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $443.1 million and $434.6 million at December 31, 2018 and 2017, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2018 and 2017 was $1.1 million and $897,000, respectively.

9. Borrowings

The following table summarizes the Company's short-term borrowings, long-term borrowings and subordinated debentures as presented on the consolidated statements of condition for the dates indicated:

	December 31, 2018		Contractual Maturity						December 31, 2017
	Outstanding Balance	Weighted Average Contract Rate	2019	2020	2021	2022	2023	Thereafter	Outstanding Balance	Weighted Average Contract Rate
Short-Term Borrowings:
FHLBB borrowings	$25,000		$25,000	$—	$—	$—	$—	$—	$250,000
Customer repurchase agreements	245,868		245,868	—	—	—	—	—	244,646
FHLBB and correspondent bank overnight borrowings	—		—	—	—	—	—	—	47,150
Total short-term borrowings	$270,868	1.43%	$270,868	$—	$—	$—	$—	$—	$541,796	1.10%
Long-Term Borrowings:
FHLBB borrowings	$10,000	1.87%	$—	$10,000	$—	$—	$—	$—	$10,000	1.87%
Capital lease obligation	1,580	4.20%	89	96	106	115	123	1,051	791	4.06%
Total long-term borrowings	$11,580	2.19%	$89	$10,096	$106	$115	$123	$1,051	$10,791	2.03%
Subordinated Debentures:
Subordinated debentures(1)	$14,634	5.50%	$—	$—	$—	$—	$—	$14,634	$14,580	5.50%
CCTA	36,083	5.38%	—	—	—	—	—	36,083	36,083	5.38%
UBCT	8,350	4.14%	—	—	—	—	—	8,350	8,248	4.14%
Total subordinated debentures	$59,067	5.23%	$—	$—	$—	$—	$—	$59,067	$58,911	5.24%

(1)	The outstanding balance of subordinated debentures was presented net of debt issuance costs of $366,000 and $420,000 at December 31, 2018 and 2017, respectively.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows for the periods indicated:

	December 31,
	2018		2017
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
January 2018	$—	—	$247,150	1.54%
February 2018	—	—	50,000	1.54%
January 2019	25,000	2.71%	—	—
April 2020	10,000	1.87%	10,000	1.87%
Total	$35,000		$307,150

The Company's outstanding FHLBB borrowings at December 31, 2018 and 2017 did not contain any call options.

FHLBB borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.1 billion at December 31, 2018 and 2017. The carrying value of investment securities pledged as collateral at the FHLBB was $172,000 and $215,000 at December 31, 2018 and 2017, respectively.

Subordinated Debentures

The Company issued $15.0 million of subordinated debt on October 8, 2015, which qualifies as Tier II regulatory capital. The interest rate on the subordinated debt is 5.50% per annum, fixed for the ten-year term and payable semi-annually on April 15 and October 15 each year. The Company can redeem the subordinated debt at par starting on October 15, 2020 plus accrued and unpaid interest, or earlier if (i) they no longer qualify as Tier II capital for regulatory capital purposes; (ii) a change in law that prevents the Company from deducting interest payable for U.S. federal income tax purposes, or (iii) the Company is required to register as an investment company pursuant to the Investment Company Act of 1940. The subordinated debt is scheduled to mature on October 15, 2025.

The Company incurred certain issuance costs associated with this debt issuance. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated statements of condition. At December 31, 2018 and 2017, net debt issuance costs were $366,000 and $420,000, respectively. The Company will amortize the issuance costs over the ten-year term of the subordinated debt. The amortization costs incurred for the year ended December 31, 2018 and 2017 associated with the debt issuance was $54,000, and was recognized as an increase to interest expense within the consolidated statements of income.

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA. The interest rate of the trust preferred securities at and for the year ended December 31, 2018, 2017 and 2016 was the three-month LIBOR plus 140 basis points. At December 31, 2018 and 2017, the contractual interest rate on the trust preferred securities was 4.20% and 3.09%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with the acquisition of Union Bankshares Company in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, Union Bankshares Company issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT. The debt securities obligate the Company to pay interest on their principal sum quarterly. The interest rate of the trust preferred securities at or for the year ended December 31, 2018, 2017 and 2016 the average three-month LIBOR plus 1.42%. At December 31, 2018 and 2017, the contractual interest rate on the trust preferred securities was 3.86% and 2.78%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2018, $43.0 million of the trust preferred securities were included in the Company’s total Tier I capital and amounted to 10.9% of Tier I capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 11 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $3.4 million for the year ended December 31, 2018, 2017 and 2016. Refer to Note 11 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2018, the Company has the following lines of credit available to it, for which it had no outstanding balances:

•
The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2018 and 2017. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB.

•	The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 20, 2019 for which the interest rate is LIBOR-based and is set daily by PNC Bank.

•	The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.

•
The Company, through the Bank, has a secured line of credit of $121.2 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2018, the Bank pledged commercial loans with a carrying value of $176.6 million and investment securities of $13,000.

10. Repurchase Agreements

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statement of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales, and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The tables below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings allocated by source of collateral at the dates indicated:

	December 31,
	2018	2017
Customer Repurchase Agreements(1)(2):
Obligations of states and political subdivisions	$1,455	$630
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	125,590	98,460
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	118,823	145,556
Total	$245,868	$244,646

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $923,000 and $920,000 with the Bank at December 31, 2018 and 2017, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

11. Commitments, Contingencies and Derivatives

Legal Contingencies

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

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

As of December 31, 2018 and 2017, the Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed.

Financial Instruments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s financial instruments:

	December 31,
	2018	2017
Lending-Related Instruments:
Loan origination commitments and unadvanced lines of credit:
Home equity	$548,784	$477,401
Commercial and commercial real estate	67,235	49,482
Residential	36,109	41,368
Letters of credit	3,063	2,848
Other commitments	2,447	523
Derivative Financial Instruments:
Customer loan swaps	$833,030	$703,336
Junior subordinated debt interest rate swaps	43,000	43,000
FHLBB advance interest rate swaps	25,000	50,000
Fixed-rate mortgage interest rate lock commitments	12,077	21,746
Forward delivery commitments	4,315	8,065

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

Derivative Financial Instruments

The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of Company's normal mortgage origination process, it provides the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, the Company is subject to the risk of interest rate change. In an effort to mitigate such risk, the Company may enter into forward delivery sales commitments, typically on a "best-effort" basis, with certain approved investors. The Company accounts for its interest rate lock commitments on loans that will be held for sale as derivative instruments. Furthermore, the Company records a derivative at the time of origination for its "best effort" forward delivery commitments on loans that are identified as held for sale. Should the Company enter into a forward delivery commitment on a mandatory delivery arrangement with an investor, it accounts for the forward delivery commitment as a derivative upon execution of the mandatory delivery contract.

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

Customer Loan Swaps:
The Bank will enter into interest rate swaps with its commercial customers to provide them with a means to lock into a long-term fixed rate, while simultaneously the Bank enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure effectively.

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

The following table presents the total positions, notional and fair value of the Bank's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		December 31,
		2018			2017
	Balance Sheet Location	Number of Positions	Notional	Fair Value	Number of Positions	Notional	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	57	$297,624	$(7,841)	42	$226,884	$(5,036)
Receive fixed, pay variable	Other assets	25	118,891	3,467	23	124,784	1,799
Pay fixed, receive variable	Other assets	82	416,515	4,374	65	351,668	3,237
Total		164	$833,030	$—	130	$703,336	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its FHLBB advance interest rate swap and customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. Refer to Note 12 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Junior Subordinated Debt Interest Rate Swaps:
The Company, from time to time, will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with its variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At December 31, 2018, the Company posted $5.8 million of cash as collateral to the counterparty, which is presented within other assets on the consolidated statements of condition. Refer to Note 12 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					December 31,
					2018		2017
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(272)	$10,000	$(527)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(1,655)	10,000	(2,133)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(1,636)	10,000	(2,129)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(877)	5,000	(1,137)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(1,242)	8,000	(1,645)
					$43,000	$(5,682)	$43,000	$(7,571)

For the year ended December 31, 2018, 2017 and 2016, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the year ended December 31, 2018, 2017 and 2016 were $889,000, $1.3 million and $1.5 million, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. One contract matured on February 25, 2018 and the other on February 25, 2019. The Bank entered into these interest rate swaps to mitigate its interest rate exposure on borrowings in a rising interest rate environment. The Bank has designated each arrangement as a cash flow hedge in accordance with GAAP, and, therefore, the change in unrealized gains or losses on the derivative instruments is recorded within AOCI, net of tax. Also, quarterly, in conjunction with financial reporting, the Company assesses each derivative instrument for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount would be recorded within the consolidated statements of income. For the year ended December 31, 2018, 2017 and 2016, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

The Bank's arrangement with the counterparty requires it to post cash collateral for its FHLBB advance interest rate swap and customer loan swap contracts that are in a net liability position based on their fair values and the Bank's credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Bank as requested. At December 31, 2018, the counterparty posted to the Bank $5.4 million of cash as collateral on its FHLBB advance interest rate swap and customer loan swap contracts. The collateral posted by the counterparty to the Bank is not readily available and has been designated as restricted cash and was presented within interest-bearing deposits in other banks on the consolidated statements of condition. Refer to Note 12 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the FHLBB advance interest rate swaps for the periods indicated were as follows:

					December 31,
					2018		2017
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
2/25/2015	2/25/2018	1-Month USD LIBOR	1.54%	Other assets	$—	$—	$25,000	$20
2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	Other assets	25,000	30	25,000	1
					$25,000	$30	$50,000	$21

Net payments received from (paid to) the counterparty for the year ended December 31, 2018 and 2017 were $58,000 and ($288,000), respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

Fixed-Rate Mortgage Interest Rate Locks Commitments:
As part of the origination process of a residential loan, the Company may enter into a rate lock agreement with its borrower, which is considered a fixed-rate mortgage interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. The Company's pipeline of mortgage loans with fixed-rate interest rate lock commitments were as follows for the periods indicated:

		December 31,
		2018		2017
	Presentation on Consolidated Statements of Condition	Notional	Fair Value	Notional	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$8,239	$95	$19,886	$307
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	3,838	(28)	1,860	(22)
Total		$12,077	$67	$21,746	$285

For the year ended December 31, 2018, 2017 and 2016, the net unrealized (loss) gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was ($218,000), $98,000, and $48,000, respectively.

Forward Delivery Commitments:
The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a "best effort" or "mandatory delivery" basis. The Company's normal practice has been to enter into these arrangements on a "best effort" basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative (but does not designate as a hedge) upon origination of a loan that it intends to sell. The Company's forward delivery commitments on loans held for sale was as follows for the periods indicated:

		December 31,
		2018		2017
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best-effort")	Other assets	$2,593	$32	$6,692	$158
Forward delivery commitments ("best-effort")	Accrued interest and other liabilities	1,722	(17)	1,373	(16)
Total		$4,315	$15	$8,065	$142

For the year ended December 31, 2018, 2017 and 2016, the net unrealized (loss) gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were ($127,000), ($136,000), and $278,000, respectively.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Year Ended December 31,
	2018	2017	2016
Derivatives designated as cash flow hedges
Effective portion of unrealized losses recognized within AOCI during the period, net of tax	$837	$(248)	$(637)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross(1)	$831	$1,592	$2,026

(1)	Reclassified into the consolidated statements of income within interest expense.

The Company expects approximately $374,000 (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2018.

12. Balance Sheet Offsetting

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company and Bank does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 10 for further discussion of repurchase agreements and Note 11 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2018
Derivative assets:
Customer loan swaps - dealer bank	$4,374	$—	$4,374	$—	$(4,374)	$—
Customer loan swaps - commercial customer	3,467	—	3,467	—	—	3,467
FHLBB advance interest rate swaps	30	—	30	—	(30)	—
Total	$7,871	$—	$7,871	$—	$(4,404)	$3,467
Derivative liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—	$5,682	$—
Customer loan swaps - commercial customer	7,841	—	7,841	—	—	7,841
Total	$13,523	$—	$13,523	$—	$5,682	$7,841
Customer repurchase agreements	$245,868	$—	$245,868	$245,868	$—	$—
December 31, 2017
Derivative assets:
Customer loan swaps - dealer bank	$3,237	$—	$3,237	$—	$—	$3,237
Customer loan swaps - commercial customer	1,799	—	1,799	—	—	1,799
FHLBB advance interest rate swaps	21	—	21	—	—	21
Total	$5,057	$—	$5,057	$—	$—	$5,057
Derivative liabilities:
Junior subordinated debt interest rate swaps	$7,571	$—	$7,571	$—	$7,571	$—
Customer loan swaps - commercial customer	5,036	—	5,036	—	—	5,036
Total	$12,607	$—	$12,607	$—	$7,571	$5,036
Customer repurchase agreements	$244,646	$—	$244,646	$244,646	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.

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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule that was fully phased in on January 1, 2019. Effective January 1, 2018, the Company and the Bank were required to establish a capital conservation buffer of 1.875%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2018 and 2017, and, specifically, the Bank was "well capitalized" under prompt correct action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2018 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2017		Minimum Regulatory Capital Required For Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$434,331	14.36%	9.875%	N/A	$396,451	14.14%	9.25%	N/A
Tier I risk-based capital ratio	394,597	13.04%	7.875%	N/A	357,261	12.74%	7.25%	N/A
Common equity Tier I risk-based capital ratio	351,597	11.62%	6.375%	N/A	316,677	11.30%	5.75%	N/A
Tier I leverage capital ratio	394,597	9.53%	4.00%	N/A	357,261	9.07%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$398,773	13.18%	9.875%	10.00%	$369,540	13.18%	9.25%	10.00%
Tier I risk-based capital ratio	374,039	12.36%	7.875%	8.00%	345,350	12.32%	7.25%	8.00%
Common equity Tier I risk-based capital ratio	374,039	12.36%	6.375%	6.50%	345,350	12.32%	5.75%	6.50%
Tier I leverage capital ratio	374,039	9.06%	4.00%	5.00%	345,350	8.80%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within the calculation of risk-based capital. At December 31, 2018 and 2017, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at December 31, 2018 and December 31, 2017, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

For the year ended December 31, 2018, 2017, and 2016, the Bank declared dividends for payment to the Company in the amount of $28.1 million, $16.8 million, and $16.0 million, respectively. For the year ended December 31, 2018, 2017 and 2016, the Company declared $18.0 million, $14.6 million and $12.9 million, respectively, in dividends payable to its shareholders.

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

Common Stock Repurchase

On September 24, 2013, the Company's Board of Directors authorized the 2013 Repurchase Plan which allowed for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. For the year ended December 31, 2018, the Company purchased 750 shares of its common stock. As of December 31, 2018, the Company completed its repurchase of the total allotment of 375,000 shares at a weighted-average price of $26.57.

On January 22, 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2018.

14. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), using the modified-retrospective transition method. The details of the revenue streams within the scope of ASU 2014-09 are as follows:

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

The Company's debit card interchange revenue and related expenses are presented on a gross basis as it has control of the specified service prior to transfer to the depositor through the extension of credit.

The Bank pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for and presented as a reduction of debit card income for periods beginning on January 1, 2018.

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

•
Investment program income: Under an investment program offered by the Bank, doing business as Camden Financial Consultant (“Program”), its clients are provided access to brokerage, advisory and insurance products offered through an unaffiliated third party. Certain Bank employees are registered securities representatives and/or registered investment advisor representatives of the third party operating in such capacity under Camden Financial Consultants to provide clients with brokerage, investment advisory and insurance related services. The Bank receives a portion of the commissions and fees received by the unaffiliated third party brokerage firm from the sale of investment products and investment advisory services in accordance with the terms of the contract between the two parties.

The revenues earned by the Bank are net of administrative expenses and the portion retained by the unaffiliated third party brokerage firm. The Bank does not have control of the specified services provided to its clients by the unaffiliated third party brokerage firm under the Program. Revenues earned from Program-related services are presented on the consolidated statements of income on a net basis.

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

The amount of cash used to settle stock-based compensation transactions for the year ended December 31, 2018, 2017 and 2016 was $848,000, $902,000 and $373,000, respectively.

Stock Option Awards

Stock options granted under the 2003 Plan and the 2012 Plan include both incentive stock options and non-qualified stock options. All incentive stock options and non-qualified stock options granted vest pro rata over a five year period and have a contractual life of ten years.

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

For the year ended December 31, 2018, 2017 and 2016, the Company issued stock options with a grant-date fair value of $8,000, $0 and $16,000, respectively. The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the year ended:

	December 31,
	2018	2017	2016
Weighted-average dividend yield	2.36%	N/A	3.12%
Weighted-average risk-free interest rate	2.38%	N/A	1.52%
Weighted-average expected volatility	22.80%	N/A	29.64%
Weighted-average expected life (in years)	5.3	N/A	5.3
Weighted-average fair value of options granted	$7.78	N/A	$5.17

Compensation expense is recognized on a straight-line basis over the option vesting period. For the year ended December 31, 2018, 2017 and 2016, the compensation expense recognized for stock options was $10,000, $20,000 and $30,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the year ended December 31, 2018, 2017 and 2016 was $50,000, $21,000, and $36,000, respectively. Additionally, for the year ended December 31, 2018, 2017 and 2016, the Company received a tax benefit upon the exercise of non-qualified stock options that were issued as consideration in the acquisition of SBM, of $0, $21,000 and $378,000, respectively.

Unrecognized compensation expense for nonvested stock options totaled $14,000 at December 31, 2018 and is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. The total intrinsic value of options exercised for the year ended December 31, 2018, 2017 and 2016 was $395,000, $268,000, and $2.5 million, respectively.

Stock option activity for the year ended December 31, 2018 was as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	43,077	$21.00
Granted	1,000	42.44
Exercised	(15,975)	19.64
Forfeited	(750)	22.40
Expired	—	—
Options outstanding at December 31, 2018	27,352	$22.53	3.4	$374
Options exercisable at December 31, 2018	24,252	$21.44	2.9	$352

A summary of the status of the Company’s nonvested stock options as of December 31, 2018 and changes during the year then ended was as follows:

	Options	Weighted-Average Grant Date Fair Value per Option
Nonvested at January 1, 2018	3,450	$6.11
Granted	1,000	7.78
Vested	(1,350)	6.85
Forfeited	—	—
Nonvested at December 31, 2018	3,100	$6.32

For the year ended December 31, 2018, 2017 and 2016 the Company received cash from the exercise of stock options of $218,000, $98,000 and $1.3 million respectively.

Restricted Stock Units

Restricted stock units vest pro-rata over the requisite service period, which is typically three to five years, and may contain certain performance-based conditions. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until they vest.

For the year ended December 31, 2018, 2017 and 2016, the Company issued restricted stock units with a grant-date fair value of $887,000, $808,000 and $0, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For The Year Ended December 31,
	2018	2017	2016
Compensation expense	$263	$124	$—
Income tax benefit	57	27	—
Fair value of grants vested	149	—	—

Restricted stock unit activity for the year ended December 31, 2018 was as follows:

	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2018	17,477	$43.04
Granted	19,695	45.06
Vested	(3,455)	43.04
Forfeited	(3,492)	44.13
Nonvested at December 31, 2018	30,225	$44.23	3.7	$1,087	$1,090

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three to five years, with the exception of awards issued to Company directors that vest immediately, and may contain certain performance-based conditions. Nonvested restricted stock awards participate in Company dividends and recipients are entitled to vote these restricted shares during the vesting period.

For the year ended December 31, 2018, 2017 and 2016, the Company issued restricted stock awards with a grant-date fair value of $753,000, $686,000 and $925,000, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock awards was as follows for the periods indicated:

	For The Year Ended December 31,
	2018	2017	2016
Compensation expense	$916	$762	$703
Income tax benefit	197	164	246
Fair value of grants vested	931	702	603

Restricted stock award activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2018	36,325	$32.56
Granted	17,033	44.19
Vested	(26,527)	35.11
Forfeited	(4,050)	32.96
Nonvested at December 31, 2018	22,781	$38.21	1.8	$819	$531

MSPP

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount of one-third of the fair market value of the stock on the date of grant and cliff vests two years after the grant date. Should an employee forfeit his or her nonvested MSPP awards, the Company will return the lesser of the strike price paid by the employee or the fair value of the nonvested awards as of the date forfeited. Restricted stock issued under the MSPP participate in Company dividends and are entitled to vote these restricted shares during the vesting period.

For the year ended December 31, 2018, 2017 and 2016, the Company issued MSPP awards with a grant-date fair value of $139,000, $111,000 and $128,000, respectively, to certain employees.

Compensation expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For The Year Ended December 31,
	2018	2017	2016
Compensation expense	$104	$97	$102
Income tax benefit	22	21	36
Fair value of grants vested	130	91	57

MSPP award activity for the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2018	20,219	$9.77
Granted	9,372	14.85
Vested	(15,207)	8.56
Forfeited	(1,371)	14.34
Nonvested at December 31, 2018	13,013	$14.35	0.8	$84	$71

For the year ended December 31, 2018, 2017 and 2016 the Company received cash from the issuance of restricted shares under the MSPP of $232,000, $180,000 and $241,000, respectively. At December 31, 2018 and 2017, MSPP cash received from certain participating employees totaled $384,000 and $421,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards granted are 50% weighted on the attainment of certain performance targets on specific performance measures determined by the Compensation Committee and approved by the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if specific performance measures, as defined under the LTIP, are achieved. Failure to achieve the specific performance measures will result in all or a portion of the shares being forfeited. The service-based awards are restricted stock awards and vest annually pro-rata over a three year period. The associated service-based awards for the LTIP have been included within the Restricted Stock Awards discussion above.

For the year ended December 31, 2018, 2017 and 2016, the Company issued performance-based stock awards with a grant-date fair value of $663,000, $697,000 and $502,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related tax benefit for the LTIP's performance-based awards was as follows for the periods indicated:

	For The Year Ended December 31,
	2018	2017	2016
Compensation expense	$291	$370	$1,080
Related income tax benefit	63	80	378
Fair value of grants vested	284	843	725

LTIP performance-based award activity for the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2018	31,623	$35.60
Granted	14,886	44.56
Vested	(9,844)	28.87
Forfeited	(10,288)	32.75
Nonvested at December 31, 2018	26,377	$44.28	1.7	$949	$314

DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. The Company’s Compensation Committee determines eligibility in the DCRP and annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. For all active participants vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. In January 2018, the DCRP was amended providing the ability to tailor vesting terms for new participants.

For the year ended December 31, 2018, 2017 and 2016, the Company issued DCRP awards with a grant-date fair value of $155,000, $118,000 and $111,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For The Year Ended December 31,
	2018	2017	2016
Compensation expense	$106	$97	$81
Related income tax benefit	23	21	28
Fair value of grants vested	105	90	75

DCRP award activity for the year ended December 31, 2018 was as follows:

	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2018	10,048	$25.52
Granted	3,434	45.23
Vested	(2,899)	36.46
Forfeited	(613)	41.56
Nonvested at December 31, 2018	9,970	$28.16	10.9	$359	$251

16. Employee Benefit Plans

401(k)/Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k)/profit sharing plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company, at its discretion, may make additional matching and profit sharing contributions. For the year ended December 31, 2018, 2017 and 2016, these additional contributions totaled 3% of employee eligible compensation. For the year ended December 31, 2018, 2017 and 2016, expenses under the 401(k)/profit sharing plan were $2.3 million, $2.3 million, and $2.2 million, respectively.

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

The following table summarizes changes in the benefit obligation and plan assets for (i) SERP and (ii) the other postretirement benefit plan as of December 31:

	SERP		Other Postretirement Benefits
	2018	2017	2018	2017
Benefit obligations:
Beginning of year	$13,790	$11,523	$3,791	$3,635
Service cost	446	335	46	53
Interest cost	488	452	132	144
Actuarial (gain) loss	(1,534)	1,955	(209)	110
Benefits paid	(473)	(475)	(144)	(151)
End of year	12,717	13,790	3,616	3,791
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	473	475	144	151
Benefits paid	(473)	(475)	(144)	(151)
End of year	—	—	—	—
Unfunded status at end of year(1)	$12,717	$13,790	$3,616	$3,791
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$1,859	$3,504	$449	$654
Prior service credit	—	—	(151)	(170)
Total	$1,859	$3,504	$298	$484

(1)	Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2018 and 2017 was $12.1 million and $12.3 million, respectively.

For the year ending December 31, 2019, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $244,000. All prior service costs have been fully amortized.

For the year ending December 31, 2019, the estimated actuarial loss and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $26,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the year ended December 31:

	SERP			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Net periodic benefit cost:
Service cost(1)	$446	$335	$308	$46	$53	$59
Interest cost(2)	488	452	432	132	144	151
Recognized net actuarial loss(2)	561	246	220	52	41	30
Amortization of prior service cost (credit)(2)	—	—	7	(24)	(24)	(22)
Net periodic benefit cost	1,495	1,033	967	206	214	218
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss arising during period	(1,534)	1,955	219	(209)	110	143
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial loss	(561)	(246)	(220)	(52)	(41)	(30)
Amortization of prior service (cost) credit	—	—	(7)	24	24	22
Total recognized in OCI, before taxes	(2,095)	1,709	(8)	(237)	93	135
Total recognized in net periodic benefit cost and OCI, before taxes	$(600)	$2,742	$959	$(31)	$307	$353

(1)	Presented in salaries and employee benefits on the consolidated statements of income.

(2)	Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.2%	3.6%	4.0%	4.2%	3.6%	4.0%
Discount rate for net periodic benefit cost	3.6%	4.0%	4.0%	3.6%	4.0%	4.5%
Rate of compensation increase for benefit obligation	3.0%	5.0%	4.0%	—	—	—
Rate of compensation increase for net periodic benefit cost	3.0%	5.0%	4.0%	—	—	—
Health care cost trend rate assumed for future years	—	—	—	6.0%	6.5%	7.0%
A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2018. The postretirement plan has a built-in cap on annual benefits to participants and, thus, the accumulated postretirement benefit obligation and the assumed health care cost trend are relatively stable each period.

For the year ending December 31, 2019, the expected contribution is $477,000 for the SERP and $166,000 for the other postretirement benefits plan. The expected benefit payments for the next ten years are presented in the following table:

	SERP	Other Postretirement Benefits
2019	$477	$166
2020	486	175
2021	536	183
2022	566	191
2023	526	197
Next 5 years	2,149	1,102

17. Income Taxes

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Year Ended December 31,
	2018	2017	2016
Current:
Federal	$14,102	$14,529	$17,854
State	1,206	1,289	930
	15,308	15,818	18,784
Deferred:
Change in federal corporate income tax rate(1)	—	14,263	—
Federal	(2,541)	4,117	(1,258)
State	(61)	(320)	(54)
	(2,602)	18,060	(1,312)
Income tax expense	$12,706	$33,878	$17,472

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	For The Year Ended December 31,
	2018	2017	2016
Computed tax expense(1)	$13,813	$21,824	$20,139
Increase (reduction) in income taxes resulting from:
Change in federal corporate income tax rate(1)	—	14,263	—
State taxes, net of federal benefit	905	630	565
Tax exempt income	(741)	(1,291)	(1,312)
Income from life insurance	(510)	(829)	(908)
Low income housing credits	(465)	(366)	(376)
Share-based awards	(150)	(390)	(701)
Other	(146)	37	65
Income tax expense	$12,706	$33,878	$17,472
Income before income taxes	$65,777	$62,354	$57,539
Effective tax rate	19.3%	54.3%	30.4%

(1)
On December 22, 2017, the Tax Act was enacted, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%. The Company recognized the effect of the tax law changes in the period of enactment, which resulted in a reduction to net deferred tax assets and a corresponding charge to income tax expense of $14.3 million.

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities:

	December 31,
	2018		2017
	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$11,250	$—	$12,078	$—
Allowance for loan losses	5,318	—	5,201	—
Net unrealized losses on AFS securities	4,882	—	2,821	—
Pension and other benefits	3,881	—	4,455	—
Net unrealized losses on derivative instruments	1,215	—	1,623	—
Deferred compensation and benefits	927	—	1,199	—
Depreciation	—	(2,913)	—	(2,857)
Deferred loan origination fees	—	(1,860)	—	(1,510)
Other	353	—	—	(234)
	27,826	(4,773)	27,377	(4,601)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$23,053		$22,776

At December 31, 2018 and 2017, the Company had $52.1 million and $56.0 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2018 and 2017 determined that no valuation allowance was necessary.

As of December 31, 2018, the Company's federal and state income tax returns for the year ended December 31, 2017, 2016 and 2015 were open to audit by federal and state authorities.

18. EPS

The following is an analysis of the calculation of basic and diluted EPS, reflecting the application of the two-class method, for the periods indicated:

	For The Year Ended December 31,
	2018	2017	2016
Net income	$53,071	$28,476	$40,067
Dividends and undistributed earnings allocated to participating securities(1)	(148)	(118)	(189)
Net income available to common shareholders	$52,923	$28,358	$39,878
Weighted-average common shares outstanding for basic EPS	15,571,387	15,509,665	15,422,160
Dilutive effect of stock-based awards(2)	54,916	78,682	82,079
Weighted-average common and potential common shares for diluted EPS	15,626,303	15,588,347	15,504,239
Earnings per common share:
Basic EPS	$3.40	$1.83	$2.59
Diluted EPS	$3.39	$1.82	$2.57

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options, vesting of restricted shares and restricted stock units, and issuance of LTIP awards that have met the performance criteria, utilizing the treasury stock method.

For the year ended December 31, 2018, 2017 and 2016 there were no anti-dilutive stock based awards that have been excluded from the computation of potential common shares for purposes of calculating diluted EPS, as the average market price of the Company's common stock is greater than the exercise prices.

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

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of the Company's fixed rate interest rate lock commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed rate interest rate lock commitments as Level 2 as the quoted secondary market prices are the more significant input, and while the Company's internal pull-through rate estimate is a Level 3 estimate, it is less significant to the ultimate valuation.

The fair value of the Company's forward delivery commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed-rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the periods indicated:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2018
Financial assets:
Loans held for sale	$4,403	$—	$4,403	$—
AFS investments:
Obligations of states and political subdivisions	93,752	—	93,752	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,672	—	453,672	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	342,894	—	342,894	—
Subordinated corporate bonds	20,374	—	20,374	—
Equity securities - bank stock	746	—	746	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	95	—	95	—
Forward delivery commitments	32	—	32	—
FHLBB advance interest rate swaps	30	—	30	—
Financial liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	28	—	28	—
Forward delivery commitments	17	—	17	—
December 31, 2017
Financial assets:
Loans held for sale	$8,103	$—	$8,103	$—
AFS investments:
Obligations of states and political subdivisions	7,335	—	7,335	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	503,302	—	503,302	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	272,799	—	272,799	—
Subordinated corporate bonds	5,657	—	5,657	—
Equity investments	806	—	806	—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	307	—	307	—
Forward delivery commitments	158	—	158	—
FHLBB advance interest rate swaps	21	—	21	—
Financial liabilities:
Junior subordinated debt interest rate swaps	$7,571	$—	$7,571	$—
Customer loan swaps	5,036	—	5,036	—
Fixed-rate mortgage interest rate lock commitments	22	—	22	—
Forward delivery commitments	16	—	16	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2018. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, which are loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and as such, the Company has determined servicing assets are Level 3 of the fair value hierarchy. At December 31, 2018 and 2017, the Company's mortgage servicing assets were not carried at fair value.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment of either reporting unit's goodwill occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There were no indications or triggering events for the year ended December 31, 2018 or 2017 for which management believed that it was more-likely-than-not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the year ended December 31, 2018 or 2017 for which management believes that the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of the dates indicated:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2018
Financial assets:
Collateral-dependent impaired loans	$522	$—	$—	$522
December 31, 2017
Financial assets:
Collateral-dependent impaired loans	$3,696	$—	$—	$3,696
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at the dates indicated:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
December 31, 2018
Collateral-dependent impaired loans:
Partially charged-off	$50	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	472	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
December 31, 2017
Collateral-dependent impaired loans:
Partially charged-off	$86	Market approach appraisal of collateral	Management adjustment of appraisal	0 - 50%	(18%)
			Estimated selling costs	0 - 10%	(6%)
Specifically reserved	3,610	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	20%	(20%)
			Estimated selling costs	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2018
Financial assets:
HTM securities	$1,307	$1,291	$—	$1,291	$—
Residential real estate loans(1)	986,795	957,957	—	—	957,957
Commercial real estate loans(1)	1,257,879	1,218,436	—	—	1,218,436
Commercial loans(1)(2)	411,479	404,805	—	—	404,805
Home equity loans(1)	324,967	317,359	—	—	317,359
Consumer loans(1)	20,390	18,969	—	—	18,969
Servicing assets	831	1,677	—	—	1,677
Financial liabilities:
Time deposits	$661,281	$654,954	$—	$654,954	$—
Short-term borrowings	270,868	270,598	—	270,598	—
Long-term borrowings	11,580	11,573	—	11,573	—
Subordinated debentures	59,067	49,060	—	49,060	—
December 31, 2017
Financial assets:
HTM securities	$94,073	$94,913	$—	$94,913	$—
Residential real estate loans(1)	853,283	853,056	—	—	853,056
Commercial real estate loans(1)	1,152,160	1,115,618	—	—	1,115,618
Commercial loans(1)(2)	413,898	401,902	—	—	401,902
Home equity loans(1)	321,011	318,230	—	—	318,230
Consumer loans(1)	17,916	17,335	—	—	17,335
Servicing assets	1,025	1,766	—	—	1,766
Financial liabilities:
Time deposits	$517,032	$512,483	$—	$512,483	$—
Short-term borrowings	541,796	541,605	—	541,605	—
Long-term borrowings	10,791	10,777	—	10,777	—
Subordinated debentures	58,911	44,333	—	44,333	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

Excluded from the summary were financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

20. Parent Company Financial Statements

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
	2018	2017
ASSETS
Cash	$32,367	$29,365
Investment in subsidiary	464,885	444,235
Receivable from subsidiary	48	107
Other assets	15,458	14,806
Total assets	$512,758	$488,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$59,067	$58,911
Due to subsidiary	40	17
Other liabilities	17,826	26,172
Shareholders’ equity	435,825	403,413
Total liabilities and shareholders’ equity	$512,758	$488,513

STATEMENTS OF INCOME

	For The Year Ended December 31,
	2018	2017	2016
Operating Income
Dividend income from subsidiary	$28,100	$16,800	$16,000
Other income	283	145	239
Total operating income	28,383	16,945	16,239
Operating Expenses
Interest on borrowings	3,415	3,408	3,415
Fees to Bank	160	160	160
Other operating expenses	569	592	748
Total operating expenses	4,144	4,160	4,323
Income before equity in undistributed income of subsidiaries and income taxes	24,239	12,785	11,916
Equity in undistributed income of subsidiaries	27,971	17,405	26,773
Income before income taxes	52,210	30,190	38,689
Income tax benefit (expense)	861	(1,714)	1,378
Net Income	$53,071	$28,476	$40,067

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$53,071	$28,476	$40,067
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(27,971)	(17,405)	(26,655)
Gain on sale of investment securities	—	(32)	(4)
(Increase) decrease in other assets	(1,772)	(1,930)	1,213
Increase (decrease) in due to subsidiaries	82	(20)	640
Increase (decrease) in other liabilities	(4,763)	3,721	(2,519)
Net cash provided by operating activities	18,647	12,810	12,742
Investing Activities
Proceeds from sale of investments	214	110	84
Net cash provided by investing activities	214	110	84
Financing Activities
Net proceeds from issuance of common stock	1,338	863	2,891
Repurchase of common stock	(27)	—	—
Cash dividends paid on common stock and cash in-lieu paid for fractional shares due to stock split	(17,170)	(14,323)	(12,393)
Net cash used in financing activities	(15,859)	(13,460)	(9,502)
Net increase (decrease) in cash	3,002	(540)	3,324
Cash at beginning of year	29,365	29,905	26,581
Cash at end of year	$32,367	$29,365	$29,905

21. Quarterly Results of Operations (Unaudited)

The following table presents a summary of the quarterly results of operations for the year ended:

	December 31,
	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Interest income	$35,278	$37,089	$38,557	$40,453	$32,414	$33,940	$34,710	$35,040
Interest expense	6,376	7,608	8,134	8,866	4,559	5,314	5,550	5,381
Net interest income	28,902	29,481	30,423	31,587	27,855	28,626	29,160	29,659
(Credit) provision for credit losses	(497)	983	354	7	579	1,401	817	238
Non-interest income	8,804	9,501	10,392	9,479	8,572	9,888	10,299	9,840
Non-interest expense	22,304	22,895	23,166	23,580	21,428	22,158	21,825	23,099
Income before income taxes	15,899	15,104	17,295	17,479	14,420	14,955	16,817	16,162
Income tax expense	3,079	2,887	3,238	3,502	4,344	4,721	5,478	19,335
Net income (loss)	$12,820	$12,217	$14,057	$13,977	$10,076	$10,234	$11,339	$(3,173)
Per common share:
Basic	$0.82	$0.78	$0.90	$0.90	$0.65	$0.66	$0.72	$(0.20)
Diluted	$0.82	$0.78	$0.90	$0.89	$0.64	$0.66	$0.72	$(0.20)

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

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2014.

New York, New York
March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and our report dated March 13, 2019 expressed an unqualified opinion.

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
March 13, 2019

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2018. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2018 was included within Item 1. Business — Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on April 30, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	145,136	$5.53	936,891
Equity compensation plans not approved by shareholders	—	—	—
Total	145,136	$5.53	936,891

(1)
Represents the 1.2 million shares available under the 2012 Equity and Incentive Plan less awards granted plus shares added back due to the forfeiture, cancellation or reacquisition by the Company for the settlement of an award to cover the exercise price or tax withholding under the current and previous plans.

Refer to Note 1, Business and Summary of Significant Accounting Policies, and Note 15 of the consolidated financial statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on April 30, 2019.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on April 30, 2019.

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

10.8+
Third Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of April 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 27, 2018)

10.9*+	Camden National Corporation Amended and Restated Management Stock Purchase Plan.
10.10*+	Form of Restricted Stock Award Agreement under the Camden National Corporation Management Stock Purchase Plan.
10.11+
Form of Incentive Stock Option Agreement under the Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Commission on May 4, 2018).

10.12+
Form of Restricted Stock Award Agreement under the Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the Commission on May 4, 2018).

10.13+
Form of Restricted Stock Unit Award Agreement for Company Employees under the Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on May 4, 2018).

10.14+
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Camden National Corporation and certain executives (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.15+	Camden National Corporation Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K filed with the Commission on March 9, 2018).
10.16+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.17+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.18+	Camden National Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 17, 2008).
10.19+
Amendment to Camden National Corporation Executive Deferred Compensation Plan, dated as of February 26, 2013 (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on February 28, 2013).

10.20+
Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

10.21+
2007 Amendment to the Camden National Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

10.22+	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.23+	2010 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 12, 2010).
10.24+
Form of Change in Control Agreement for chief executive officer and other executive officers (incorporated herein by reference to Exhibit 10.21 in the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.25+
Camden National Corporation 2016-2018 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 29, 2016).

10.26+	Amended and Restated 2017-2019 Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Form 8-K filed with the Commission on March 28, 2017).
10.27+
Camden National Corporation 2018-2020 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 27, 2018).

Exhibit No.	Definition
11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 18 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2019	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 13, 2019
Gregory A. Dufour
/s/ Deborah A. Jordan	Chief Operating Officer, Chief Financial Officer, and Principal Financial and Accounting Officer	March 13, 2019
Deborah A. Jordan
/s/ Lawrence J. Sterrs	Chair and Director	March 13, 2019
Lawrence J. Sterrs
/s/ Ann W. Bresnahan	Director	March 13, 2019
Ann W. Bresnahan
/s/ Craig N. Denekas	Director	March 13, 2019
Craig N. Denekas
/s/ David C. Flanagan	Director	March 13, 2019
David C. Flanagan
/s/ S. Catherine Longley	Director	March 13, 2019
S. Catherine Longley
/s/ Marie J. McCarthy	Director	March 13, 2019
Marie J. McCarthy
/s/ James H. Page	Director	March 13, 2019
James H. Page
/s/ Carl J. Soderberg	Director	March 13, 2019
Carl J. Soderberg
/s/ Robin A. Sawyer	Director	March 13, 2019
Robin A. Sawyer