Form 10-Q
period 2019-03-31
CAMDEN NATIONAL CORP
filed 2019-05-09
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File No.      0-28190
CAMDEN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

MAINE	01-0413282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 ELM STREET, CAMDEN, ME	04843
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (207) 236-8821

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	CAC	The NASDAQ Stock Market LLC

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at May 1, 2019:  Common stock (no par value) 15,521,703 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$43,722	$52,240
Interest-bearing deposits in other banks (including restricted cash)	95,846	14,759
Total cash, cash equivalents and restricted cash	139,568	66,999
Investments:
Available-for-sale securities, at fair value (book value of $933,135 and $933,399, respectively)	924,311	910,692
Held-to-maturity securities, at amortized cost (fair value of $1,324 and $1,291, respectively)	1,306	1,307
Other investments	11,242	14,679
Total investments	936,859	926,678
Loans held for sale, at fair value (book value of $8,711 and $4,314, respectively)	8,795	4,403
Loans	3,042,442	3,026,222
Less: allowance for loan losses	(25,201)	(24,712)
Net loans	3,017,241	3,001,510
Goodwill	94,697	94,697
Other intangible assets	4,054	4,230
Bank-owned life insurance	90,513	89,919
Premises and equipment, net	42,033	42,495
Deferred tax assets	18,854	23,053
Other assets	68,575	43,451
Total assets	$4,421,189	$4,297,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$492,306	$496,729
Interest checking	1,163,678	1,023,373
Savings and money market	1,059,897	1,137,356
Certificates of deposit	428,487	443,912
Brokered deposits	433,829	363,104
Total deposits	3,578,197	3,464,474
Short-term borrowings	256,181	270,868
Long-term borrowings	10,000	11,580
Subordinated debentures	58,978	59,067
Accrued interest and other liabilities	64,115	55,621
Total liabilities	3,967,471	3,861,610
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,560,565 and 15,591,914 on March 31, 2019 and December 31, 2018, respectively	156,152	158,215
Retained earnings	311,870	302,030
Accumulated other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax	(6,927)	(17,826)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(5,268)	(4,437)
Net unrecognized losses on postretirement plans, net of tax	(2,109)	(2,157)
Total accumulated other comprehensive loss	(14,304)	(24,420)
Total shareholders’ equity	453,718	435,825
Total liabilities and shareholders’ equity	$4,421,189	$4,297,435
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2019	2018
Interest Income
Interest and fees on loans	$35,721	$29,834
Taxable interest on investments	4,994	4,225
Nontaxable interest on investments	644	672
Dividend income	230	286
Other interest income	420	261
Total interest income	42,009	35,278
Interest Expense
Interest on deposits	8,423	3,749
Interest on borrowings	974	1,780
Interest on subordinated debentures	717	847
Total interest expense	10,114	6,376
Net interest income	31,895	28,902
Provision (credit) for credit losses	744	(497)
Net interest income after provision (credit) for credit losses	31,151	29,399
Non-Interest Income
Service charges on deposit accounts	2,023	1,967
Debit card income	2,010	1,929
Income from fiduciary services	1,392	1,283
Mortgage banking income, net	1,252	1,391
Bank-owned life insurance	594	608
Brokerage and insurance commissions	585	650
Customer loan swap fees	525	87
Other income	1,008	889
Total non-interest income	9,389	8,804
Non-Interest Expense
Salaries and employee benefits	12,978	12,562
Furniture, equipment and data processing	2,680	2,586
Net occupancy costs	1,914	1,873
Debit card expense	823	730
Consulting and professional fees	813	804
Regulatory assessments	472	499
Amortization of intangible assets	176	181
Other real estate owned and collection (recoveries) costs, net	(307)	75
Other expenses	3,234	2,994
Total non-interest expense	22,783	22,304
Income before income tax expense	17,757	15,899
Income tax expense	3,484	3,079
Net Income	$14,273	$12,820
Per Share Data
Basic earnings per share	$0.91	$0.82
Diluted earnings per share	$0.91	$0.82
Weighted average number of common shares outstanding	15,592,141	15,541,975
Diluted weighted average number of common shares outstanding	15,634,126	15,603,380
Cash dividends declared per share	$0.30	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net Income	$14,273	$12,820
Other comprehensive income (loss):
Net change in unrealized losses on available-for-sale securities, net of tax of ($2,985) and $3,124, respectively	10,899	(11,402)
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $253 and ($355), respectively	(925)	1,328
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($25) and ($13), respectively(1)	94	51
Net change in unrealized losses on cash flow hedging derivatives, net of tax	(831)	1,379
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($13) and ($31), respectively(2)	48	116
Other comprehensive income (loss)	10,116	(9,907)
Comprehensive Income	$24,389	$2,913

(1)	Reclassified into the consolidated statements of income within interest on borrowings and subordinated debentures.

(2)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock			Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount	Retained Earnings
Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413
Cumulative-effect adjustment upon adoption of ASU 2016-01(1)	—	—	198	(198)	—
Cumulative-effect adjustment upon adoption of ASU 2017-12(2)	—	—	—	665	665
Net income	—	—	12,820	—	12,820
Other comprehensive loss, net of tax(2)	—	—	—	(9,907)	(9,907)
Stock-based compensation expense	—	431	—	—	431
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	41,164	(475)	—	—	(475)
Cash dividends declared ($0.25 per share)	—	—	(3,900)	—	(3,900)
Balance at March 31, 2018	15,565,868	$156,860	$275,841	$(29,654)	$403,047

Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment upon adoption of ASU 2016-02(3)	—	—	254	—	254
Net income	—	—	14,273	—	14,273
Other comprehensive income, net of tax	—	—	—	10,116	10,116
Stock-based compensation expense	—	458	—	—	458
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	24,208	(215)	—	—	(215)
Common stock repurchased	(55,557)	(2,306)	—	—	(2,306)
Cash dividends declared ($0.30 per share)	—	—	(4,687)	—	(4,687)
Balance at March 31, 2019	15,560,565	$156,152	$311,870	$(14,304)	$453,718

(1)
Effective January 1, 2018, the Company adopted ASU 2016-01, Income Statement - Financial Instruments. As a result of the adoption, the Company reclassified its unrealized gain on equity investments from accumulated other comprehensive loss to retained earnings.

(2)
Effective January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging. In conjunction with the adoption, the Company made the transition election to reclassify qualifying securities designated as held-to-maturity to available-for-sale.

(3)	Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, on a modified-retrospective basis. Refer to Note 2 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating Activities
Net Income	$14,273	$12,820
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Originations of mortgage loans held for sale	(32,405)	(46,641)
Proceeds from the sale of mortgage loans	28,834	46,426
Gain on sale of mortgage loans, net of origination costs	(826)	(1,220)
Depreciation and amortization expense	922	940
Investment securities amortization and accretion, net	660	763
Purchase accounting accretion, net	(477)	(514)
Stock-based compensation expense	458	431
Provision (credit) for credit losses	744	(497)
Amortization of intangible assets	176	181
Increase in other assets	(10,710)	(2,850)
(Decrease) increase in other liabilities	(6,291)	7,218
Net cash (used by) provided by operating activities	(4,642)	17,057
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	26,355	29,531
Purchase of available-for-sale securities	(26,749)	(50,152)
Proceeds from maturities of held-to-maturity securities	—	750
Net increase in loans	(16,734)	(7,008)
Purchase of Federal Home Loan Bank stock	(2,012)	(2,815)
Proceeds from sale of Federal Home Loan Bank stock	5,691	3,472
Purchase of premises and equipment	(1,583)	(595)
Proceeds from other investments	—	205
Recoveries of previously charged-off loans	75	122
Net cash used by investing activities	(14,957)	(26,490)
Financing Activities
Net increase in deposits	113,740	25,126
Net (repayments of) proceeds from borrowings less than 90 days	(14,687)	10,816
Common stock repurchase	(1,957)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(215)	(475)
Cash dividends paid on common stock	(4,687)	(3,896)
Finance lease payments	(26)	—
Net cash provided by financing activities	92,168	31,571
Net increase in cash, cash equivalents and restricted cash	72,569	22,138
Cash, cash equivalents, and restricted cash at beginning of period	66,999	102,971
Cash, cash equivalents and restricted cash at end of period	$139,568	$125,109
Supplemental information
Interest paid	$9,738	$6,384
Unsettled common stock repurchase	349	—
Income taxes paid	91	69
Transfer from loans to other real estate owned	543	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in tables expressed in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2019 and December 31, 2018, the consolidated statements of income for the three months ended March 31, 2019 and 2018, the consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2019 and 2018, and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I, these entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2019, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	IRS:	Internal Revenue Service
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
BOLI:	Bank-owned life insurance	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other comprehensive income (loss)
CMO:	Collateralized mortgage obligation	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	OTTI:	Other-than-temporary impairment
EPS:	Earnings per share	SERP:	Supplemental executive retirement plans
FASB:	Financial Accounting Standards Board	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-debt restructured loan
FHLB:	Federal Home Loan Bank	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FHLBB:	Federal Home Loan Bank of Boston	U.S.:	United States of America
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

The Company adopted the following accounting standards in 2019, and such standards have been accounted for and presented within the accompanying consolidated financial statements for the three months ended March 31, 2019 as follows:

ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"): In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Prior lease accounting did not require the inclusion of operating leases in the balance sheet.

Effective January 1, 2019, the Company adopted ASU 2016-02, using the following practical expedients for transitional relief provided for within the subsequent issuance of ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"):

•	An entity need not reassess whether any expired or existing contract is or contains leases.

•	An entity need not reassess the lease classification for any expired or existing leases.

•	An entity need not reassess initial direct costs for any existing leases.

•	An entity may elect to apply hindsight to leases that existed during the period from the beginning of the earliest period presented in the financial statements until the effective date.

•
Modified retrospective transition method, which allows companies to apply ASU 2016-02 at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

In conjunction with the adoption of Topic 842, the Company made the following accounting policy elections:

•	For leases with a term of 12 months or less, a right-of-use asset or lease liability will not be recognized on the consolidated statements of condition.

•
For non-real estate leased assets with individual undiscounted contractual cash flows of less than $500,000 over the reasonably certain term of the lease, a right-of-use asset or lease liability will not be recognized on the consolidated statements of condition as the lease is considered immaterial to the Company's financial statements.

The Company has completed its assessment and implementation process for ASU 2016-02 and recorded operating and finance lease right-of-use assets of $12.1 million and lease liabilities of $12.3 million on the consolidated statements of condition within other assets and other liabilities, respectively, on January 1, 2019. Because the modified-retrospective transition method was used, the Company did not revise prior period presentation on its consolidated statements of income. The adoption of the ASU did not have a material effect on the consolidated financial statements, which included a cumulative-effect adjustment of $254,000 to retained earnings on January 1, 2019. Refer to Note 5 for further details.

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

While the Company continues to prepare for the adoption of ASU 2016-13 on January 1, 2020, it recognizes that changes to the consolidated financial statements upon adoption are imminent as the ASU requires:

•
A change in the Company's assessment of its ALL and allowance on unused commitments as it will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company and Bank's regulatory capital ratios.

•	An allowance on the expected losses over the life of the Company's HTM investment securities to be recorded upon adoption, which may reduce the carrying value of these securities.

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

In 2015, the Company began its preparation for ASU 2016-13, understanding the significance of the standard and its potential impact to its consolidated financial statements and the financial industry. While the Company continues to review, validate and refine its loss methodologies in accordance with ASU 2016-13, it has completed certain critical tasks and components as it prepares for adoption on January 1, 2020, such as the assessment and validation of critical data points. At this time, the Company does not have an estimated financial impact of adoption to its consolidated financial statements, but anticipates it will have an estimate of the financial impact in the second half of 2019. Any disclosure of an estimated financial impact made by the Company will be subject to various factors that may cause actual results to differ materially from the Company's estimates. These factors include, but are not limited to, (i) the economic outlook over the reasonable and supportable forecast period; (ii) changes in the make-up of the Company’s loan portfolio; and/or (iii) changes in the credit quality of individual loans or pools of loans within its portfolio upon adoption.

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

NOTE 3 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM securities, as of the dates indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$92,030	$1,095	$(105)	$93,020
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,980	1,290	(6,449)	448,821
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	366,727	1,888	(7,215)	361,400
Subordinated corporate bonds	20,398	672	—	21,070
Total AFS investments	$933,135	$4,945	$(13,769)	$924,311
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,306	$21	$(3)	$1,324
Total HTM investments	$1,306	$21	$(3)	$1,324
December 31, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$94,430	$216	$(894)	$93,752
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	466,613	583	(13,524)	453,672
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	351,958	1,007	(10,071)	342,894
Subordinated corporate bonds	20,398	23	(47)	20,374
Total AFS investments	$933,399	$1,829	$(24,536)	$910,692
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,307	$8	$(24)	$1,291
Total HTM investments	$1,307	$8	$(24)	$1,291

Net unrealized losses on AFS investments at March 31, 2019 included in AOCI amounted to $6.9 million, net of a deferred tax benefit of $1.9 million. Net unrealized losses on AFS investments at December 31, 2018 included in AOCI amounted to $17.8 million, net of a deferred tax benefit of $4.9 million.

For the three months ended March 31, 2019 and 2018, the Company purchased debt investments of $26.7 million and $50.1 million, respectively, all of which were designated as AFS investments.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position at March 31, 2019 and December 31, 2018, by length of time that an individual security in each category has been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
AFS Investments:
Obligations of states and political subdivisions	$2,017	$—	$9,941	$(105)	$11,958	$(105)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	8,859	(46)	347,541	(6,403)	356,400	(6,449)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	224,959	(7,215)	224,959	(7,215)
Total AFS investments	$10,876	$(46)	$582,441	$(13,723)	$593,317	$(13,769)
HTM Investments:
Obligations of states and political subdivisions	$—	$—	$426	$(3)	$426	$(3)
Total HTM investments	$—	$—	$426	$(3)	$426	$(3)
December 31, 2018
AFS Investments:
Obligations of states and political subdivisions	$36,218	$(281)	$28,437	$(613)	$64,655	$(894)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	46,459	(252)	364,430	(13,272)	410,889	(13,524)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	5,956	(40)	227,461	(10,031)	233,417	(10,071)
Subordinated corporate bonds	11,378	(26)	966	(21)	12,344	(47)
Total AFS investments	$100,011	$(599)	$621,294	$(23,937)	$721,305	$(24,536)
HTM Investments:
Obligations of states and political subdivisions	$509	$(5)	$411	$(19)	$920	$(24)
Total HTM investments	$509	$(5)	$411	$(19)	$920	$(24)

At March 31, 2019 and December 31, 2018, the Company held 192 and 302 debt investments classified as AFS and HTM with a fair value of $593.7 million and $722.2 million that were in an unrealized loss position totaling $13.8 million and $24.6 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $572.5 million and $591.9 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $13.6 million and $23.3 million at March 31, 2019 and December 31, 2018, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on debt investments and is not indicative of an overall change in credit quality or other factors with the Company's AFS and HTM investment portfolio. At March 31, 2019 and December 31, 2018, gross unrealized losses on the Company's AFS and HTM investments were 2.3% and 3.4%, respectively, of their respective fair values.

The Company has the intent and ability to retain its debt investments in an unrealized loss position at March 31, 2019 until the decline in value has recovered.

Sale of AFS Investments:
For the three months ended March 31, 2019 and 2018, the Company did not sell any AFS investments.

AFS and HTM Investments Pledged:
At March 31, 2019 and December 31, 2018, AFS and HTM investments with an amortized cost of $679.0 million and $734.1 million and estimated fair values of $671.6 million and $714.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at March 31, 2019, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$14,702	$14,669
Due after one year through five years	68,822	67,998
Due after five years through ten years	241,455	240,454
Due after ten years	608,156	601,190
	$933,135	$924,311
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,306	1,324
Due after ten years	—	—
	$1,306	$1,324

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
March 31, 2019
Equity securities - bank stock (carried at fair value)	$544	$444	$—	$988
FHLBB (carried at cost)	4,880	—	—	4,880
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$10,798	$444	$—	$11,242
December 31, 2018
Equity securities - bank stock (carried at fair value)	$544	$202	$—	$746
FHLBB (carried at cost)	8,559	—	—	8,559
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$14,477	$202	$—	$14,679

For the three months ended March 31, 2019 and 2018, the Company recognized an unrealized gain (loss) of $242,000 and ($35,000), respectively, due to the change in fair value of its bank stock equity securities, which were presented within other income on the consolidated statements of income. For the three months ended March 31, 2018, a gain of $195,000 was recognized within other income on the consolidated statements of income upon sale of an investment.

The Company did not record any OTTI on its FHLBB and FRB stock for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018 the Company recorded dividend income from its investment in FHLBB and FRB stock of $230,000 and $286,000, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	March 31, 2019	December 31, 2018
Residential real estate	$1,017,442	$992,866
Commercial real estate	1,258,474	1,269,533
Commercial	390,982	381,780
Home equity	323,969	327,763
Consumer	20,733	20,624
HPFC	30,842	33,656
Total loans	$3,042,442	$3,026,222

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

	March 31, 2019	December 31, 2018
Net unamortized fair value mark discount on acquired loans	$3,571	$3,936
Net unamortized loan origination costs	(2,157)	(1,865)
Total	$1,414	$2,071

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

In the normal course of business, the Bank has made loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements. At March 31, 2019 and 2018, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

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

There were no significant changes in the Company's ALL methodology during the three months ended March 31, 2019.

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

Residential Real Estate. Residential real estate loans held in the Company's loan portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. Collateral consists of mortgage liens on one- to four-family residential properties, including for investment purposes.

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

Consumer. Consumer loan products include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer loans may be secured or unsecured.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the periods indicated:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three Months Ended March 31, 2019
ALL for the three months ended:
Beginning balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans charged off	(11)	(65)	(236)	(10)	(14)	—	(336)
Recoveries	2	4	62	—	7	—	75
Provision (credit)(1)	91	245	170	241	32	(29)	750
Ending balance	$6,153	$11,838	$3,616	$3,027	$259	$308	$25,201
ALL balance attributable to loans:
Individually evaluated for impairment	$553	$27	$—	$347	$—	$—	$927
Collectively evaluated for impairment	5,600	11,811	3,616	2,680	259	308	24,274
Total ending ALL	$6,153	$11,838	$3,616	$3,027	$259	$308	$25,201
Loans:
Individually evaluated for impairment	$4,736	$410	$223	$895	$—	$—	$6,264
Collectively evaluated for impairment	1,012,706	1,258,064	390,759	323,074	20,733	30,842	3,036,178
Total ending loans balance	$1,017,442	$1,258,474	$390,982	$323,969	$20,733	$30,842	$3,042,442
For The Three Months Ended March 31, 2018
ALL for the three months ended:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(31)	(426)	(171)	(149)	(26)	—	(803)
Recoveries	—	13	63	43	3	—	122
Provision (credit)(1)	442	(1,164)	63	166	20	(27)	(500)
Ending balance	$5,497	$10,286	$4,126	$2,427	$230	$424	$22,990
ALL balance attributable to loans:
Individually evaluated for impairment	$553	$368	$—	$112	$—	$—	$1,033
Collectively evaluated for impairment	4,944	9,918	4,126	2,315	230	424	21,957
Total ending ALL	$5,497	$10,286	$4,126	$2,427	$230	$424	$22,990
Loans:
Individually evaluated for impairment	$5,059	$3,961	$1,714	$491	$—	$—	$11,225
Collectively evaluated for impairment	855,474	1,165,572	376,301	320,151	18,011	42,414	2,777,923
Total ending loans balance	$860,533	$1,169,533	$378,015	$320,642	$18,011	$42,414	$2,789,148

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2018
ALL:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(173)	(512)	(736)	(476)	(96)	(255)	(2,248)
Recoveries	90	28	1,770	44	11	1	1,944
Provision (credit)(1)	1,068	275	(1,585)	861	86	140	845
Ending balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
ALL balance attributable to loans:
Individually evaluated for impairment	$586	$23	$53	$162	$—	$—	$824
Collectively evaluated for impairment	5,485	11,631	3,567	2,634	234	337	23,888
Total ending ALL	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans:
Individually evaluated for impairment	$4,762	$930	$786	$442	$6	$—	$6,926
Collectively evaluated for impairment	988,104	1,268,603	380,994	327,321	20,618	33,656	3,019,296
Total ending loans balance	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At March 31, 2019 and 2018, and December 31, 2018, the reserve for unfunded commitments was $16,000, $23,000 and $22,000, respectively.

The following reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31, 2018
	2019	2018
Provision (credit) for loan losses	$750	$(500)	$845
Change in reserve for unfunded commitments	(6)	3	2
Provision (credit) for credit losses	$744	$(497)	$847

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of March 31, 2019, the Company's total exposure to the lessors of nonresidential buildings' industry was 12% of total loans and 28% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2019.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
March 31, 2019
Pass (Grades 1-6)	$1,007,775	$1,237,494	$385,081	$—	$—	$29,519	$2,659,869
Performing	—	—	—	321,505	20,710	—	342,215
Special Mention (Grade 7)	878	5,114	2,146	—	—	110	8,248
Substandard (Grade 8)	8,789	15,866	3,755	—	—	1,213	29,623
Non-performing	—	—	—	2,464	23	—	2,487
Total	$1,017,442	$1,258,474	$390,982	$323,969	$20,733	$30,842	$3,042,442
December 31, 2018
Pass (Grades 1-6)	$983,086	$1,247,190	$374,429	$—	$—	$32,261	$2,636,966
Performing	—	—	—	325,917	20,595	—	346,512
Special Mention (Grade 7)	887	7,921	3,688	—	—	123	12,619
Substandard (Grade 8)	8,893	14,422	3,663	—	—	1,272	28,250
Non-performing	—	—	—	1,846	29	—	1,875
Total	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan may return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2019
Residential real estate	$2,135	$491	$4,269	$6,895	$1,010,547	$1,017,442	$—	$5,415
Commercial real estate	1,387	1,885	397	3,669	1,254,805	1,258,474	—	975
Commercial	1,196	470	324	1,990	388,992	390,982	—	802
Home equity	1,017	192	1,788	2,997	320,972	323,969	—	2,467
Consumer	43	362	23	428	20,305	20,733	14	9
HPFC	5	182	396	583	30,259	30,842	—	485
Total	$5,783	$3,582	$7,197	$16,562	$3,025,880	$3,042,442	$14	$10,153
December 31, 2018
Residential real estate	$3,300	$2,046	$4,520	$9,866	$983,000	$992,866	$—	$5,492
Commercial real estate	1,794	369	1,108	3,271	1,266,262	1,269,533	—	1,380
Commercial	150	19	799	968	380,812	381,780	—	1,279
Home equity	907	607	1,476	2,990	324,773	327,763	—	1,846
Consumer	67	15	29	111	20,513	20,624	14	15
HPFC	—	183	423	606	33,050	33,656	—	518
Total	$6,218	$3,239	$8,355	$17,812	$3,008,410	$3,026,222	$14	$10,530

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $109,000 and $162,000 for the three months ended March 31, 2019 and 2018, respectively.

TDRs:
The Company takes a conservative approach with credit risk management and remains focused on community lending and reinvesting. The Company works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDRs consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs typically involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will remain a TDR until paid in full, or until the loan is again restructured at current market rates and no concessions are granted.

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

	Number of Contracts		Recorded Investment		Specific Reserve
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Residential real estate	25	25	$3,594	$3,614	$410	$443
Commercial real estate	2	2	347	347	27	23
Commercial	2	2	138	141	—	—
Home equity	2	2	301	304	162	162
Total	31	31	$4,380	$4,406	$599	$628

At March 31, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.8 million and $608,000, respectively. At December 31, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $3.9 million and $513,000, respectively.

There were no loan modifications that qualify as TDRs that occurred for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Three Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2019:
With an allowance recorded:
Residential real estate	$3,454	$3,454	$553	$3,462	$30
Commercial real estate	131	131	27	131	1
Commercial	—	—	—	278	—
Home equity	828	828	347	573	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	4,413	4,413	927	4,444	31
Without an allowance recorded:
Residential real estate	1,282	1,406	—	1,286	10
Commercial real estate	279	455	—	539	3
Commercial	223	286	—	226	2
Home equity	67	265	—	96	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	1,851	2,412	—	2,147	15
Total impaired loans	$6,264	$6,825	$927	$6,591	$46
March 31, 2018:
With an allowance recorded:
Residential real estate	$3,544	$3,544	$553	$3,745	$30
Commercial real estate	3,591	3,591	368	4,275	1
Commercial	—	—	—	—	—
Home equity	147	147	112	49	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	7,282	7,282	1,033	8,069	31
Without an allowance recorded:
Residential real estate	1,515	1,791	—	1,350	7
Commercial real estate	370	677	—	637	3
Commercial	1,714	2,923	—	1,740	2
Home equity	344	468	—	396	2
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	3,943	5,859	—	4,123	14
Total impaired loans	$11,225	$13,141	$1,033	$12,192	$45

				For the Year Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With an allowance recorded:
Residential real estate	$3,471	$3,471	$586	$3,591	$127
Commercial real estate	131	131	23	1,969	11
Commercial	556	556	53	111	—
Home equity	318	318	162	250	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	4,476	4,476	824	5,921	138
Without an allowance recorded:
Residential real estate	1,291	1,415	—	1,524	34
Commercial real estate	799	975	—	2,269	13
Commercial	230	293	—	1,379	8
Home equity	124	305	—	195	—
Consumer	6	13	—	1	—
HPFC	—	—	—	—	—
Ending Balance	2,450	3,001	—	5,368	55
Total impaired loans	$6,926	$7,477	$824	$11,289	$193

Loan Sales:
For the three months ended March 31, 2019 and 2018, the Company sold $28.0 million and $45.2 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $826,000 and $1.2 million, respectively.

At March 31, 2019 and December 31, 2018, the Company had certain residential mortgage loans with a principal balance of $8.7 million and $4.3 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2019 and December 31, 2018, recorded an unrealized gain of $84,000 and $89,000, respectively. For the three months ended March 31, 2019 and 2018, the net change in unrealized gains on loans held for sale recorded within mortgage banking income, net, on its consolidated statements of income, was ($4,000) and $9,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2019 and December 31, 2018. The fair value of its forward delivery commitments at March 31, 2019 and December 31, 2018 was $98,000 and $15,000, respectively. For the three months ended March 31, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $83,000 and $19,000, respectively. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:
At March 31, 2019 and December 31, 2018, the Company had $2.7 million and $2.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:
FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion and $1.1 billion at March 31, 2019 and December 31, 2018, respectively.

Refer to Notes 3 and 7 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – LEASES

Effective January 1, 2019, the Company adopted the new lease accounting standard, ASU 2016-02, using the modified- retrospective method. As such, for reporting periods beginning on or after January 1, 2019, leases are recognized, presented and disclosed in accordance with ASU 2016-02, while periods prior to the adoption date were not adjusted and are reported in accordance with ASC 840, Leases ("ASC 840"). Refer to Note 2 for further details.

The Company enters into noncancellable lease arrangements primarily for its office buildings and branches. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be linked to an index (commonly the Consumer Price Index) or contractually stipulated. Many of these lease arrangements provide the Company with the option to renew the lease arrangement after the initial lease term. These options are included in determining the lease term used to establish the right-of-use assets and lease liabilities, when it is reasonably certain the Company will exercise its renewal option. As most of the Company's leases do not have a readily determinable implicit rate, the incremental borrowing rate is primarily used to determine the discount rate for purposes of measuring the right-of-use assets and lease liabilities. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In connection with an acquisition, the Company assumed a lease arrangement between the acquiree and two of its employees. The lease is for a period of five years with an expiration date of December 1, 2019 with two consecutive five-year extension periods available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement should the employees be terminated and/or certain mortgage loan production metrics not be met over a consecutive 12 month period.

The following right-of-use assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition for the period indicated:

		March 31, 2019
	Balance Sheet Line Item	Operating Leases	Finance Leases	Total
Right-of-use assets	Other Assets	$11,599	$1,584	$13,183
Lease liabilities	Other Liabilities	11,615	1,745	13,360

The components of lease expense for the period indicated was as follows:

For the Three Months Ended March 31, 2019
Lease Cost:
Operating lease cost (1)	$348
Finance lease cost:
Amortization of right-of-use assets	28
Interest on lease liabilities(2)	17
Total finance lease cost	45
Total Lease Cost	$393
(1) Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2) Includes immaterial variable lease costs.

In accordance with ASC 840, rent expense, excluding common area maintenance expense, for the three months ended March 31, 2018 was $344,000.

Supplemental cash flow information and non-cash activity related to leases was as follows for the period indicated:

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$309
Operating cash flows from finance leases	17
Financing cash flows from finance leases	26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$11,885
Finance leases(1)	1,612

(1)
Represents right-of-use assets recorded for the period indicated, including $10.5 million of operating leases and $1.6 million of finance leases recorded upon adoption of ASU 2016-02, as of January 1, 2019.

Supplemental balance sheet information related to leases was as follows for the period indicated:

For the Three Months Ended March 31, 2019
Weighted average remaining lease term (years):
Operating leases	15.5 years
Finance leases	22.7 years
Weighted average discount rate:
Operating leases	3.69%
Finance leases	3.94%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of March 31, 2019:

	Operating Leases	Finance Leases
2019	$1,003	$131
2020	1,257	174
2021	1,174	174
2022	1,162	174
2023	1,124	174
Thereafter	9,837	2,095
Total minimum lease payments	15,557	2,922
Less: amount representing interest(1)	3,942	1,177
Present value of net minimum lease payments(2)	$11,615	$1,745

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.

(2)	Reflects the liability reported within other liabilities on the consolidated statements of condition.
As of March 31, 2019, the Company does not have any significant additional operating or finance leases that have not yet commenced.

The following summarizes expected future minimum lease payments, in accordance with ASC 840, as of December 31, 2018:

	Operating	Capital
2019	$1,420	$179
2020	941	179
2021	726	182
2022	539	184
2023	434	184
Thereafter	1,268	1,592
Total minimum lease payments	$5,328	2,500
Less: amount representing interest(1)		920
Present value of net minimum lease payments(2)		$1,580

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.

(2)	Reflects the liability reported within long-term borrowings on the consolidated statements of condition at December 31, 2018.

NOTE 6 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

	March 31, 2019	December 31, 2018
Short-Term Borrowings:
Customer repurchase agreements	$256,181	$245,868
FHLBB borrowings	—	25,000
Total short-term borrowings	$256,181	$270,868
Long-Term Borrowings:
FHLBB borrowings	$10,000	$10,000
Capital lease obligation(1)	—	1,580
Total long-term borrowings	$10,000	$11,580

(1)
Upon adoption of ASU 2016-02, effective January 1, 2019, lease liabilities are presented within other liabilities on the consolidated statements of condition. Refer to Notes 2 and 5 for further information.

NOTE 7 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statement of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Because the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transaction does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the periods indicated:

	March 31, 2019	December 31, 2018
Customer Repurchase Agreements(1)(2):
Obligations of states and political subdivisions	$1,409	$1,455
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	126,267	125,590
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	128,505	118,823
Total	$256,181	$245,868

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $1.0 million and $923,000 at March 31, 2019 and December 31, 2018, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND DERIVATIVES

Legal Contingencies
In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions, and based on the information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

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

As of March 31, 2019 and December 31, 2018, the Company did not have any material loss contingencies for which accruals were provided for and/or that were required to be disclosed.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s off-balance sheet financial instruments:

	March 31, 2019	December 31, 2018
Lending-Related Instruments:
Commitments to extend credit	$669,193	$654,575
Standby letters of credit	5,938	3,063
Derivative Financial Instruments:
Customer loan swaps	$802,580	$833,030
Junior subordinated debt interest rate swaps	43,000	43,000
Fixed-rate mortgage interest rate lock commitments	22,840	12,077
Forward delivery commitments	8,711	4,315
FHLBB advance interest rate swaps	—	25,000

Lending-Related Instruments
The contractual amounts of the Company’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to the Company’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses. Of the total commitments to extend credit, $274.5 million and $270.8 million are/were unconditionally cancellable by the Company at March 31, 2019 and December 31, 2018, respectively. Standby letters of credit are conditional commitments issued to guarantee the performance of a borrower to a third party. In the event of nonperformance by the borrower, the Company would be required to fund the commitment and would be entitled to underlying collateral, if applicable, which generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate. The maximum potential future payments are limited to the contractual amount of the commitment.

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

The Company designated its interest rate swaps on its junior subordinated debentures as cash flow hedges. The change in the fair value for cash flow hedges is accounted for within AOCI, net of tax. Quarterly, in conjunction with financial reporting, each cash flow hedge is assessed for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. The gain or loss on the effective portion of the cash flow hedge is reclassified from AOCI into interest within the consolidated statements of income in the period the hedged transaction affects earnings.

The change in fair value of derivative instruments, not designated and qualifying as hedges, are accounted for within the consolidated statements of income.

Customer Loan Swaps:
The Bank will enter into interest rate swaps with its commercial customers to provide them with a means to lock into a long-term fixed rate, while the Bank simultaneously enters into an arrangement with a counterparty to swap the fixed rate to a variable rate to manage its interest rate exposure effectively.

The Bank's customer loan level derivative program is not designated as a hedge for accounting purposes. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Bank's interest rate risk or present any material exposure to the Company's consolidated statements of income. The Company records its customer loan swaps at fair value and presents them on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition.

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the periods indicated:

		March 31, 2019			December 31, 2018
	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	36	$149,813	$(3,320)	57	$297,624	$(7,841)
Receive fixed, pay variable	Other assets	46	251,477	7,722	25	118,891	3,467
Pay fixed, receive variable	(Accrued interest and other liabilities)/other assets	82	401,290	(4,402)	82	416,515	4,374
Total		164	$802,580	$—	164	$833,030	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At March 31, 2019, the Bank posted to the counterparty $6.2 million of cash as collateral on its customer loan swap contracts which was presented within other assets on the consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Junior Subordinated Debt Interest Rate Swaps:
The Company will enter into an interest rate swap agreement with a counterparty to manage interest rate risk associated with the Company's variable rate borrowings. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At March 31, 2019, the Company posted $7.1 million of cash as collateral to the counterparty and was presented within other assets on the consolidated statements of financial condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the periods indicated were as follows:

					March 31, 2019		December 31, 2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(303)	$10,000	$(272)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(1,932)	10,000	(1,655)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(1,938)	10,000	(1,636)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,036)	5,000	(877)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(1,502)	8,000	(1,242)
					$43,000	$(6,711)	$43,000	$(5,682)

For the three months ended March 31, 2019 and 2018, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the three months ended March 31, 2019 and 2018 were $152,000 and $275,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

Fixed-Rate Mortgage Interest Rate Lock Commitments:
As part of the origination process of a residential loan, the Company may enter into rate lock agreements with its borrower, which is considered an interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. The Company's pipeline of mortgage loans with fixed-rate interest rate lock commitments for which it intends to sell the loan upon origination were as follows for the dates indicated:

		March 31, 2019		December 31, 2018
	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$18,465	$293	$8,239	$95
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	4,375	(45)	3,838	(28)
Total		$22,840	$248	$12,077	$67

For the three months ended March 31, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $181,000 and $12,000, respectively.

Forward Delivery Commitments:
The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a "best effort" or "mandatory delivery" basis. The Company's normal practice is typically to enter into these arrangements on a "best effort" basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative (but does not designate as a hedge) upon origination of a loan for which it intends to sell.

The Company's forward delivery commitments on loans held for sale was as follows for the periods indicated:

		March 31, 2019		December 31, 2018
	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$5,811	$129	$2,593	$32
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	2,900	(31)	1,722	(17)
Total		$8,711	$98	$4,315	$15

For the three months ended March 31, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $83,000 and $19,000, respectively.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. On February 25, 2019, the last $25.0 million tranche matured. The Bank previously designated each arrangement as a cash flow hedge in accordance with GAAP. For the three months ended March 31, 2019 and 2018, the Company did not record any ineffectiveness within the consolidated statements of income.

The details of the Company's FHLBB advance interest rate swaps for the periods indicated were as follows:

					March 31, 2019		December 31, 2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	Other assets	$—	$—	$25,000	$30

Net payments received from (paid to) the counterparty for the three months ended March 31, 2019 and 2018 were $32,000 and ($9,000), respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended March 31,
	2019	2018
Derivatives designated as cash flow hedges:
Effective portion of unrealized (losses) gains recognized within OCI during the period, net of tax	$(925)	$1,328
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$119	$64

The Company expects approximately $715,000 (pre-tax) to be reclassified to interest expense from AOCI, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made on the swaps based upon the forward curve as of March 31, 2019.

NOTE 9 – BALANCE SHEET OFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company and Bank does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 7 for further discussion of repurchase agreements and Note 8 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2019
Derivative assets:
Customer loan swaps - commercial customer	$7,722	$—	$7,722	$—	$—	$7,722
Total	$7,722	$—	$7,722	$—	$—	$7,722
Derivative liabilities:
Junior subordinated debt interest rate swaps	$6,711	$—	$6,711	$—	$6,711	$—
Customer loan swaps - dealer bank	4,402	—	4,402	—	4,402	—
Customer loan swaps - commercial customer	3,320	—	3,320	—	—	3,320
Total	$14,433	$—	$14,433	$—	$11,113	$3,320
Customer repurchase agreements	$256,181	$—	$256,181	$256,181	$—	$—
December 31, 2018
Derivative assets:
Customer loan swaps - dealer bank	$4,374	$—	$4,374	$—	$(4,374)	$—
Customer loan swaps - commercial customer	3,467	—	3,467	—	—	3,467
FHLBB advance interest rate swaps	30	—	30	—	(30)	—
Total	$7,871	$—	$7,871	$—	$(4,404)	$3,467
Derivative liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—	$5,682	$—
Customer loan swaps - commercial customer	7,841	—	7,841	—	—	7,841
Total	$13,523	$—	$13,523	$—	$5,682	$7,841
Customer repurchase agreements	$245,868	$—	$245,868	$245,868	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier I equity, subject to a transition schedule that was fully phased in on January 1, 2019. Effective January 1, 2019, the Company and the Bank were required to establish a capital conservation buffer of 2.50%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at March 31, 2019 and December 31, 2018, and, specifically, the Bank met the requirements to be considered "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to March 31, 2019, that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$442,960	14.46%	10.50%	N/A	$434,331	14.36%	9.875%	N/A
Tier I risk-based capital ratio	402,743	13.14%	8.50%	N/A	394,597	13.04%	7.875%	N/A
Common equity Tier I risk-based capital ratio	359,743	11.74%	7.00%	N/A	351,597	11.62%	6.375%	N/A
Tier I leverage capital ratio	402,743	9.47%	4.00%	N/A	394,597	9.53%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$407,658	13.31%	10.50%	10.00%	$398,773	13.18%	9.875%	10.00%
Tier I risk-based capital ratio	382,441	12.49%	8.50%	8.00%	374,039	12.36%	7.875%	8.00%
Common equity Tier I risk-based capital ratio	382,441	12.49%	7.00%	6.50%	374,039	12.36%	6.375%	6.50%
Tier I leverage capital ratio	382,441	9.02%	4.00%	5.00%	374,039	9.06%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At March 31, 2019 and December 31, 2018, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at March 31, 2019 and December 31, 2018, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

The Company and Bank's regulatory capital and risk-weighted assets fluctuate due to normal business, including profits and losses generated by the Company and Bank as well as changes to their asset mix. Of particular significance are changes within the Company and Bank's loan portfolio mix due to the differences in regulatory risk-weighting between retail and commercial loans. Furthermore, the Company and Bank's regulatory capital and risk-weighted assets are subject to change due to changes in GAAP and regulatory capital standards. The Company and Bank proactively monitor their regulatory capital and risk-weighted assets, and the impact of changes to their asset mix, and impact of proposed and pending changes as a result of new and/or amended GAAP standards and regulatory changes.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic benefit cost for the periods ended March 31, 2019 and 2018, were as follows:

Supplemental Executive Retirement Plan:

		Three Months Ended March 31,
Net periodic pension cost	Income Statement Presentation	2019	2018
Service cost	Salaries and employee benefits	$99	$112
Interest cost	Other expenses	131	122
Recognized net actuarial loss	Other expenses	61	140
Total		$291	$374

Other Postretirement Benefit Plan:

		Three Months Ended March 31,
Net periodic postretirement benefit cost	Income Statement Presentation	2019	2018
Service cost	Salaries and employee benefits	$12	$12
Interest cost	Other expenses	37	33
Recognized net actuarial loss	Other expenses	6	13
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$49	$52

NOTE 12 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
	2019	2018
Net income	$14,273	$12,820
Dividends and undistributed earnings allocated to participating securities(1)	(28)	(40)
Net income available to common shareholders	$14,245	$12,780
Weighted-average common shares outstanding for basic EPS	15,592,141	15,541,975
Dilutive effect of stock-based awards(2)	41,985	61,405
Weighted-average common and potential common shares for diluted EPS	15,634,126	15,603,380
Earnings per common share:
Basic EPS	$0.91	$0.82
Diluted EPS	$0.91	$0.82
Awards excluded from the calculation of diluted EPS(3):
Stock options	1,000	—

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

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

NOTE 13 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Equity Securities: The fair value of investments in equity securities is reported utilizing market prices based on recent trading activity and dealer quotes. These equity securities are traded on inactive markets and are classified as Level 2.

Derivatives:  The fair value of the Company's interest rate swaps, including its junior subordinated debt interest rate swaps, FHLBB advance interest rate swaps and customer loan swaps, are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of the Company's fixed-rate interest rate lock commitments were determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed-rate interest rate lock commitments as Level 2, as the quoted secondary market prices are the more significant input, and although the Company's internal pull-through rate estimate is a Level 3 estimate, it is less significant to the ultimate valuation.

The fair value of the Company's forward delivery commitments are determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed-rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2019
Financial assets:
Loans held for sale	$8,795	$—	$8,795	$—
AFS investments:
Obligations of states and political subdivisions	93,020	—	93,020	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	448,821	—	448,821	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,400	—	361,400	—
Subordinated corporate bonds	21,070	—	21,070	—
Equity securities - bank stock	988	—	988	—
Customer loan swaps	7,722	—	7,722	—
Fixed-rate mortgage interest rate lock commitments	293	—	293	—
Forward delivery commitments	129	—	129	—
Financial liabilities:
Junior subordinated debt interest rate swaps	6,711	—	6,711	—
Customer loan swaps	7,722	—	7,722	—
Fixed-rate mortgage interest rate lock commitments	45	—	45	—
Forward delivery commitments	31	—	31	—
December 31, 2018
Financial assets:
Loans held for sale	$4,403	$—	$4,403	$—
AFS investments:
Obligations of states and political subdivisions	93,752	—	93,752	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,672	—	453,672	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	342,894	—	342,894	—
Subordinated corporate bonds	20,374	—	20,374	—
Equity securities - bank stock	746	—	746	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	95	—	95	—
Forward delivery commitments	32	—	32	—
FHLBB advance interest rate swaps	30	—	30	—
Financial liabilities:
Junior subordinated debt interest rate swaps	5,682	—	5,682	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	28	—	28	—
Forward delivery commitments	17	—	17	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to evaluate individually for impairment loans with a principal balance greater than $500,000 or more, that are classified as substandard or doubtful and are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing net realizable value, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy. At March 31, 2019 and December 31, 2018, the mortgage servicing assets were not carried at fair value.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2019, for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing its carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed its carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the three months ended March 31, 2019, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2019
Financial assets:
Collateral-dependent impaired loans	$925	$—	$—	$925
Non-financial assets:
OREO	130	—	—	130
December 31, 2018
Financial assets:
Collateral-dependent impaired loans	$522	$—	$—	$522
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018:

	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
March 31, 2019
Collateral-dependent impaired loans:
Partially charged-off	$44	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	$881	Market approach appraisal of collateral	Management adjustment of appraisal	0-39%	(16%)
			Estimated selling costs	10-13%	(11%)
OREO	$130	Market approach appraisal of collateral	Management adjustment of appraisal	19%	(19%)
			Estimated selling cost	10%	(10%)
December 31, 2018
Collateral-dependent impaired loans:
Partially charged-off	$50	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	$472	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	$130	Market approach appraisal of collateral	Management adjustment of appraisal	19%	(19%)
			Estimated selling cost	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2019
Financial assets:
HTM securities	$1,306	$1,324	$—	$1,324	$—
Residential real estate loans(1)	1,011,289	990,279	—	—	990,279
Commercial real estate loans(1)	1,246,636	1,226,222	—	—	1,226,222
Commercial loans(1)(2)	417,900	411,935	—	—	411,935
Home equity loans(1)	320,942	314,250	—	—	314,250
Consumer loans(1)	20,474	18,918	—	—	18,918
Servicing assets	772	1,540	—	—	1,540
Financial liabilities:
Time deposits	$695,856	$691,689	$—	$691,689	$—
Short-term borrowings	256,181	255,899	—	255,899	—
Long-term borrowings	10,000	9,926	—	9,926	—
Subordinated debentures	58,978	49,578	—	49,578	—
December 31, 2018
Financial assets:
HTM securities	$1,307	$1,291	$—	$1,291	$—
Residential real estate loans(1)	986,795	957,957	—	—	957,957
Commercial real estate loans(1)	1,257,879	1,218,436	—	—	1,218,436
Commercial loans(1)(2)	411,479	404,805	—	—	404,805
Home equity loans(1)	324,967	317,359	—	—	317,359
Consumer loans(1)	20,390	18,969	—	—	18,969
Servicing assets	831	1,677	—	—	1,677
Financial liabilities:
Time deposits	$661,281	$654,954	$—	$654,954	$—
Short-term borrowings	270,868	270,598	—	270,598	—
Long-term borrowings	11,580	11,573	—	11,573	—
Subordinated debentures	59,067	49,060	—	49,060	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar Amounts in Tables Expressed in Thousands, Except Per Share Data)

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, as amended, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes, except to the extent required by applicable law or regulation.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.4 billion in assets at March 31, 2019, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

The Company competes throughout Maine, and select areas of New Hampshire and Massachusetts. We operate in 13 of Maine's 16 counties, with our primary markets and presence being throughout coastal and central Maine. Many of these markets are characterized as rural areas. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

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

	Three Months Ended March 31,
	2019	2018
Net income, as presented	$14,273	$12,820
Add: amortization of intangible assets, net of tax(1)	139	143
Net income, adjusted for amortization of intangible assets	$14,412	$12,963
Average equity, as presented	$441,027	$402,626
Less: average goodwill and other intangible assets	(98,838)	(99,568)
Average tangible equity	$342,189	$303,058
Return on average equity	13.13%	12.91%
Return on average tangible equity	17.08%	17.35%

(1)	Assumed a 21% tax rate.

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

	Three Months Ended March 31,
	2019	2018
Non-interest expense, as presented	$22,783	$22,304
Net interest income, as presented	$31,895	$28,902
Add: effect of tax-exempt income(1)	244	254
Non-interest income, as presented	9,389	8,804
Adjusted net interest income plus non-interest income	$41,528	$37,960
GAAP efficiency ratio	55.19%	59.15%
Non-GAAP efficiency ratio	54.86%	58.76%

(1)	Assumed a 21% tax rate.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	Three Months Ended March 31,
	2019	2018
Net interest income, as presented	$31,895	$28,902
Add: effect of tax-exempt income(1)	244	254
Net interest income, tax equivalent	$32,139	$29,156

(1)	Assumed a 21% tax rate.

Tangible Book Value per Share. Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles (the numerator) to (ii) total common shares outstanding at period end. The following table reconciles tangible book value per share to book value per share. Tangible book value per share is a common measure within the financial services industry to assess the value of a company, as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets (the numerator) to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within the financial services industry to assess whether or not a company is highly leveraged.

	March 31, 2019	December 31, 2018
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$453,718	$435,825
Less: goodwill and other intangibles	(98,751)	(98,927)
Tangible shareholders’ equity	$354,967	$336,898
Shares outstanding at period end	15,560,565	15,591,914
Tangible book value per share	$22.81	$21.61
Book value per share	$29.16	$27.95
Tangible Common Equity Ratio:
Total assets	$4,421,189	$4,297,435
Less: goodwill and other intangibles	(98,751)	(98,927)
Tangible assets	$4,322,438	$4,198,508
Common equity ratio	10.26%	10.14%
Tangible common equity ratio	8.21%	8.02%

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

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2018. Refer to the Annual Report on Form 10-K for the year ended December 31, 2018, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements adopted during the three months ended March 31, 2019, and the impact to the consolidated financial statements, as well as the status of issued accounting pronouncements yet to be adopted and implemented.

EXECUTIVE OVERVIEW

Strong operating results for the first quarter of 2019 resulted in improved financial performance metrics, compared to the same period last year. Net income for the first quarter of 2019 was $14.3 million and diluted EPS was $0.91, representing an increase over the first quarter of last year of $1.5 million and $0.09 per share, respectively. For the first quarter of 2019, return on average assets increased to 1.33%, up from 1.28% for the same period last year, and return on average equity increased to 13.13%, up from 12.91% for the same period last year.

First quarter 2019 net income and diluted EPS increased 11% over the first quarter last year as revenue grew $3.6 million, or 9%, which includes net interest income and non-interest income. Net interest income for the first quarter of 2019 increased 10% over the same period of 2018. Net interest income growth was driven by strong average loan and deposit growth of 10%

and 13%, respectively. Net interest margin on fully-taxable basis expanded by 8 basis points over the first quarter of 2018 to 3.18% for the first quarter of 2019. Our ability to fund asset growth through core deposit growth, which includes checking, savings and money market deposits, has directly resulted in the improvement of our net interest margin on a fully-taxable basis between periods. Non-interest income over the same period increased 7%.

The provision for credit losses for the first quarter of 2019 increased $1.2 million over the first quarter of 2018. The increase in provision for credit losses between periods was largely due to the favorable resolution of a large commercial real estate loan in the first quarter of 2018 which resulted in the release of almost $1.0 million of provision expense. The provision for credit losses for the first quarter of 2019, on an annualized basis, was 10 basis points of average loans.

Non-interest expense for the first quarter of 2019 increased 2% over the first quarter of 2018. Compensation-related costs increased 3% over this period, primarily due to normal merit increases and rising health care premiums, while a one-time recovery of previously incurred collection-related costs drove a net recovery for the first quarter of 2019 of $307,000, compared to OREO and collection costs of $75,000 for the first quarter of 2018.

For the first quarter of 2019, the Company declared a dividend of $0.30 per share, representing an increase of $0.05 per share, or 20%, over the first quarter of 2018, and an annualized dividend yield of 2.88% as of March 29, 2019 (the last business day of the first quarter). During the first quarter of 2019, we repurchased 55,557 shares of the Company's common stock at a weighted-average price of $41.51 per share under the Company's plan to repurchase up to 775,000 shares of the Company's stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2018, as authorized by the Company's Board of Directors on January 22, 2019. We continue to be active in the market and prudently repurchase shares based on the Company's market price.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue and accounted for 77% of total revenues for the first quarter of 2019 and 2018. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income, on a fully-taxable equivalent basis, as a percentage of average interest-earning assets. Net interest margin on a fully-taxable equivalent basis for the first quarter of 2019 was 3.18%, compared to 3.10% for the first quarter last year.

Net interest income on a fully-taxable equivalent basis for the first quarter of 2019 was $32.1 million, representing an increase of $3.0 million, or 10%, over the first quarter last year. The increase was driven by expanding assets yields of 42 basis points over the first quarter last year to 4.20% for the first quarter of 2019, while funding costs increased 35 basis points over the same period to 1.07% for the first quarter of 2019. As a result, net interest margin on a fully-taxable equivalent basis expanded 8 basis points over this period largely due to our ability to fund loan growth with deposits, which is a more efficient source of funding. Average deposits grew 13% in the first quarter of 2019 over the same period last year, led by average checking growth of $289.6 million, or 23%, and money market growth of $95.0 million, or 19%. Over this same period, average loans grew $269.7 million, or 10%.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the three months ended March 31, 2019 and 2018:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	March 31, 2019			March 31, 2018
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$29,985	$197	2.63%	$52,510	$184	1.40%
Investments - taxable	851,516	5,447	2.56%	826,529	4,588	2.22%
Investments - nontaxable(1)	94,710	815	3.44%	99,560	851	3.42%
Loans(2):
Residential real estate	1,008,285	10,838	4.30%	860,783	8,859	4.12%
Commercial real estate	1,281,501	15,169	4.73%	1,171,598	12,297	4.20%
Commercial(1)	369,832	4,344	4.70%	349,963	3,737	4.27%
Municipal(1)	15,333	136	3.60%	17,277	142	3.33%
Consumer and home equity	347,052	4,671	5.46%	341,078	4,000	4.76%
HPFC	32,171	636	7.91%	43,757	874	7.99%
Total loans	3,054,174	35,794	4.70%	2,784,456	29,909	4.30%
Total interest-earning assets	4,030,385	42,253	4.20%	3,763,055	35,532	3.78%
Cash and due from banks	40,362			41,935
Other assets	292,482			274,582
Less: ALL	(24,780)			(24,205)
Total assets	$4,338,449			$4,055,367
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$490,382	$—	—%	$452,629	$—	—%
Interest checking	1,085,301	2,622	0.98%	833,410	775	0.38%
Savings	485,646	95	0.08%	493,660	77	0.06%
Money market	582,685	1,740	1.21%	487,685	790	0.66%
Certificates of deposit	443,107	1,465	1.34%	472,213	1,169	1.00%
Total deposits	3,087,121	5,922	0.78%	2,739,597	2,811	0.42%
Borrowings:
Brokered deposits	405,837	2,501	2.50%	238,870	938	1.59%
Customer repurchase agreements	238,499	729	1.24%	237,056	424	0.72%
Subordinated debentures	59,007	717	4.93%	58,930	847	5.83%
Other borrowings	44,711	245	2.22%	328,141	1,356	1.68%
Total borrowings	748,054	4,192	2.27%	862,997	3,565	1.68%
Total funding liabilities	3,835,175	10,114	1.07%	3,602,594	6,376	0.72%
Other liabilities	62,247			50,147
Shareholders' equity	441,027			402,626
Total liabilities & shareholders' equity	$4,338,449			$4,055,367
Net interest income (fully-taxable equivalent)		32,139			29,156
Less: fully-taxable equivalent adjustment		(244)			(254)
Net interest income		$31,895			$28,902
Net interest rate spread (fully-taxable equivalent)			3.13%			3.06%
Net interest margin (fully-taxable equivalent)			3.18%			3.10%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.14%			3.04%

(1)	Reported on tax-equivalent basis calculated using a tax rate of 21%, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended March 31, 2019 and 2018, totaling $390,000 and $558,000, respectively.

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

	For The Three Months Ended March 31, 2019 vs. March 31, 2018
	Increase (Decrease) Due to:		Net Increase (Decrease)
	Volume	Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks	$92	$(79)	$13
Investments – taxable	720	139	859
Investments – nontaxable	5	(41)	(36)
Commercial real estate	1,718	1,154	2,872
Residential real estate	460	1,519	1,979
Commercial	395	212	607
Municipal	10	(16)	(6)
Consumer and home equity	601	70	671
HPFC	(7)	(231)	(238)
Total interest income	3,994	2,727	6,721
Interest-bearing liabilities:
Interest checking	1,611	236	1,847
Savings	19	(1)	18
Money market	795	155	950
Certificates of deposit	368	(72)	296
Brokered deposits	908	655	1,563
Customer repurchase agreements	302	3	305
Subordinated debentures	(131)	1	(130)
Other borrowings	63	(1,174)	(1,111)
Total interest expense	3,935	(197)	3,738
Net interest income (fully-taxable equivalent)	$59	$2,924	$2,983

(1)
Presented within increase (decrease) due to rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was a decrease in net interest income on a fully-taxable equivalent basis of $167,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans.

Provision for Credit Losses
The provision for credit losses is primarily made up of our provision for loan losses, but also includes the provision for unfunded commitments.

The provision (credit) for loan losses is a recorded expense (credit) determined by management that adjusts the ALL to a level that, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality, including, among other factors, the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio. Accordingly, the amount of the provision for loan losses reflects the necessary increases in the ALL related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision (credit) for loan losses for the first quarter of 2019 was $750,000, compared to ($500,000) for the first quarter last year. In the first quarter of 2018, a large commercial real estate loan that was on non-accrual favorably resolved and led to the release of the loan loss allowance previously provided for and the reversal of provision expense of $968,000.

The provision (credit) for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. Refer to Note 4 of the consolidated financial statements for further discussion.

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	$	%
Service charges on deposit accounts	$2,023	$1,967	$56	3%
Debit card income	2,010	1,929	81	4%
Income from fiduciary services	1,392	1,283	109	8%
Mortgage banking income, net	1,252	1,391	(139)	(10)%
Bank-owned life insurance	594	608	(14)	(2)%
Brokerage and insurance commissions	585	650	(65)	(10)%
Customer loan swap fees(1)	525	87	438	503%
Other income	1,008	889	119	13%
Total non-interest income	$9,389	$8,804	$585	7%
Non-interest income as a percentage of total revenues(2)	23%	23%

(1)
The increase in customer loan swap fees was driven by strong commercial real estate loan originations in the first quarter of 2019, of which $40.8 million of commercial real estate loan originations participated in the back-to-back loan swap program, compared to $8.7 million for the same period last year.

(2)	Revenue is defined as the sum of net interest income and non-interest income.

Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	$	%
Salaries and employee benefits	$12,978	$12,562	$416	3%
Furniture, equipment and data processing	2,680	2,586	94	4%
Net occupancy costs	1,914	1,873	41	2%
Debit card expense	823	730	93	13%
Consulting and professional fees	813	804	9	1%
Regulatory assessments	472	499	(27)	(5)%
Amortization of intangible assets	176	181	(5)	(3)%
Other real estate owned and collection (recoveries) costs, net(1)	(307)	75	(382)	(509)%
Other expenses	3,234	2,994	240	8%
Total non-interest expense	$22,783	$22,304	$479	2%
GAAP efficiency ratio	55.19%	59.15%
Non-GAAP efficiency ratio	54.86%	58.76%

(1)
The decrease in other real estate owned and collection costs was primarily due to the receipt of $378,000 in the first quarter of 2019 for reimbursement of legal costs incurred in the fourth quarter of 2018.

FINANCIAL CONDITION

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities available for sale, debt securities which management intends to hold until maturity and common stock of the FHLBB, FRB and certain banks. Investments increased $10.2 million, or 1%, at March 31, 2019 as compared to December 31, 2018. The increase was attributable to periodic purchases throughout the quarter totaling $28.8 million, partially offset by paydowns and calls of $32.0 million and a $14.1 million increase in the fair value of certain securities based on changes in market interest rates.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2019 and December 31, 2018, our investment in FHLBB stock totaled $4.9 million and $8.6 million, respectively, and our investment in FRB stock was $5.4 million.

The Company monitors its investment securities for the presence of OTTI. For debt securities, which made up 99% of our investment portfolio at March 31, 2019, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows.

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at March 31, 2019 compared to December 31, 2018 remains relatively unchanged and well positioned to provide a stable source of cash flow. At March 31, 2019, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds was 3.7 years, compared to 4.1 years at December 31, 2018. We continue to invest in debt securities with a short period until maturity or call option to limit prepayment risk.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 76% and 77% of the loan portfolio as of March 31, 2019 and December 31, 2018, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 11% and 7%, respectively, of our total loan portfolio as of March 31, 2019, compared to 10% and 7%, respectively, as of December 31, 2018.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	March 31, 2019	December 31, 2018	Change
			($)	(%)
Residential real estate	$1,017,442	$992,866	$24,576	2%
Commercial real estate	1,258,474	1,269,533	(11,059)	(1)%
Commercial	390,982	381,780	9,202	2%
Consumer and home equity	344,702	348,387	(3,685)	(1)%
HPFC	30,842	33,656	(2,814)	(8)%
Total loans	$3,042,442	$3,026,222	$16,220	1%
Commercial Loan Portfolio	$1,680,298	$1,684,969	$(4,671)	—%
Retail Loan Portfolio	$1,362,144	$1,341,253	$20,891	2%
Commercial Portfolio Mix	55%	56%
Retail Portfolio Mix	45%	44%

For the three months ended March 31, 2019, we originated $83.6 million of residential mortgages and sold 41% of the production (including loans designated as held for sale at March 31, 2019), compared to residential mortgage originations of $85.5 million for the three months ended March 31, 2018, and 55% of the production sold during this period (including loans designated as held for sale at March 31, 2019). As we expand our residential mortgage lending teams in Southern Maine and

Massachusetts, we are originating more jumbo 1-4 family residential mortgages, including investor-owned 1- 4 family residential properties in a first lien position, which are generally held within our loan portfolio.

At March 31, 2019, the principal balance of loans held for sale totaled $8.7 million, for which an unrealized gain of $84,000 was reported and carried at fair value on our consolidated statements of condition. At December 31, 2018, the principal balance of loans held for sale totaled $4.3 million, for which an unrealized gain of $89,000 was reported and carried at fair value on our consolidated statements of condition. At March 31, 2019 and December 31, 2018, none of the loans designated as held for sale were delinquent on their payments.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

	March 31, 2019	December 31, 2018
Non-accrual loans:
Residential real estate	$5,415	$5,492
Commercial real estate	975	1,380
Commercial	802	1,279
Consumer and home equity	2,476	1,861
HPFC	485	518
Total non-accrual loans	10,153	10,530
Accruing loans past due 90 days	14	14
Accruing TDRs not included above	3,771	3,893
Total non-performing loans	13,938	14,437
Other real estate owned	673	130
Total non-performing assets	$14,611	$14,567
Non-accrual loans to total loans	0.33%	0.35%
Non-performing loans to total loans	0.46%	0.48%
ALL to non-performing loans	180.81%	171.17%
Non-performing assets to total assets	0.33%	0.34%
ALL to non-performing assets	172.48%	169.64%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2019, potential problem loans amounted to $2.4 million, or 0.08% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the date indicated:

	March 31, 2019	December 31, 2018
Accruing loans 30-89 days past due:
Residential real estate	$2,265	$4,833
Commercial real estate	2,947	2,130
Commercial	1,205	169
Consumer and home equity	1,430	1,467
HPFC	187	183
Total	$8,034	$8,782
Accruing loans 30-89 days past due to total loans	0.26%	0.29%

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2018
	2019	2018
ALL at the beginning of the period	$24,712	$24,171	$24,171
Provision (credit) for loan losses	750	(500)	845
Charge-offs:
Residential real estate	11	31	173
Commercial real estate	65	426	512
Commercial	236	171	736
Consumer and home equity	24	175	572
HPFC	—	—	255
Total charge-offs	336	803	2,248
Recoveries:
Residential real estate	2	—	90
Commercial real estate	4	13	28
Commercial	62	63	1,770
Consumer and home equity	7	46	55
HPFC	—	—	1
Total recoveries	75	122	1,944
Net charge-offs	261	681	304
ALL at the end of the period	$25,201	$22,990	$24,712
Components of allowance for credit losses:
Allowance for loan losses	$25,201	$22,990	$24,712
Liability for unfunded credit commitments	16	23	22
Balance of allowance for credit losses at end of the period	$25,217	$23,013	$24,734
Net charge-offs (annualized) to average loans	0.03%	0.10%	0.01%
Provision for loan losses (annualized) to average loans	0.10%	N.M.	0.03%
ALL to total loans	0.83%	0.82%	0.82%
ALL to net charge-offs (annualized)	2,413.89%	843.98%	8,128.95%

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

We believe the ALL of $25.2 million, or 0.83% of total loans and 180.81% of total non-performing loans, at March 31, 2019 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity
Deposits and Borrowings. Total deposits at March 31, 2019 increased $113.7 million to $3.6 billion since December 31, 2018, primarily due to net checking account growth of $135.9 million, or 9%, and brokered deposits growth of $70.7 million, or 19%. This growth was partially offset by a decrease in savings in money market account balances in the first quarter of 2019 of $77.5 million, or 7%.

Our core deposit growth in the first quarter of 2019 of $58.4 million, or 2%, which includes interest and non-interest checking, savings and money market accounts, was primarily driven by an increase in balances from our larger commercial deposit relationships. These deposit relationships are subject to more variability in balances due to dependence on business-specific cash flow needs, interest rates and pricing, and other factors.

Total borrowings decreased $16.4 million, or 5%, in the first quarter of 2019 to $325.2 million at March 31, 2019. The decrease was due to strong core deposit growth and the utilization of brokered deposits to replace short-term borrowings over this same period. At March 31, 2019, we did not have outstanding any FHLBB short-term borrowings, representing a decrease of $25.0 million since December 31, 2018.

Our loan-to-deposit ratio at March 31, 2019 and December 31, 2018, was 85% and 87%, respectively.

Shareholders' Equity. Total shareholders' equity at March 31, 2019 increased $17.9 million to $453.7 million since December 31, 2018. The increase was primarily due to net income for the three months ended March 31, 2019, of $14.3 million, partially offset by (i) a $10.1 million decrease in AOCI driven by a decrease in our unrealized losses, net of tax, on our AFS debt securities due to the interest rate environment and (ii) dividends declared of $4.7 million, or $0.30 per share for the three months ended March 31, 2019.

On January 22, 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2018. As of March 31, 2019, 55,557 shares of Company common stock were repurchased at an average price of $41.51 per share.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2018
	2019	2018
Return on average assets	1.33%	1.28%	1.28%
Return on average equity	13.13%	12.91%	12.92%
Average equity to average assets	10.17%	9.93%	9.93%
Dividend payout ratio	32.97%	30.40%	33.85%
Book value per share	$29.16	$25.89	$27.95
Dividends declared per share	$0.30	$0.25	$1.15

Refer to "Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2019 and December 31, 2018, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2019, average deposits (excluding brokered deposits) of $3.1 billion increased $347.5 million, or 13%, compared to the same period last year. Average core deposits (non-interest checking, interest checking, savings and money market) of $2.6 billion for the three months ended March 31, 2019 increased $376.7 million, or 17%, compared to the same period a year ago. Included within our money market deposits at March 31, 2019, were $69.2 million of deposits from the Bank's wealth management department, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2019, average total borrowings (including brokered deposits) decreased $114.9 million, or 13%, to $748.1 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $114.8 million as of March 31, 2019. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 20, 2019.

We believe our investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, the wholesale reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and wholesale repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $453.7 million and $435.8 million at March 31, 2019 and December 31, 2018, respectively, which amounted to 10% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the three months ended March 31, 2019.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $4.7 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2019 and 2018, the Bank declared dividends payable to the Company in the amount of $7.0 million and $6.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2019 and December 31, 2018, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET COMMITMENTS

Off-Balance Sheet Financial Instruments

Credit Commitments and Standby Letters of Credit. In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. In the event of nonperformance by the borrower, we are entitled to underlying collateral, as applicable, which generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate.

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

Refer to Note 8 of the consolidated financial statements for additional details.

At March 31, 2019, we had the following levels of off-balance sheet financial instruments:

	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$669,193	$272,815	$53,799	$13,955	$328,624
Standby letters of credit	5,938	4,809	165	—	964
Customer loan swaps - notional value	802,580	11,588	7,026	73,832	710,134
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Fixed-rate mortgage interest rate lock commitments - notional value	22,840	22,840	—	—	—
Forward delivery commitments - notional value	8,711	8,711	—	—	—
Total	$1,552,262	$320,763	$70,990	$87,787	$1,072,722

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Effective January 1, 2019, we adopted ASU 2016-02, Leases. In conjunction with the adoption of the new lease accounting standard, renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. Upon adoption of the new lease accounting standard, the Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition. Please refer to Notes 2 and 5 of the consolidated financial statements for discussion and details of our leases.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At March 31, 2019, we had an obligation and commitment to make future payments under each of these contracts as follows:

	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$15,557	$1,334	$2,395	$2,267	$9,561
Finance leases	2,922	174	348	348	2,052
FHLBB advances - other	10,000	—	10,000	—	—
Retail repurchase agreements	256,181	256,181	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,647	—	—	—	14,647
Other contractual obligations	1,938	1,938	—	—	—
Total	$345,576	$259,627	$12,743	$2,615	$70,591

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

For the three months ended March 31, 2019, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would result in negative rates as many deposit and funding rates are below 2.00%. During the last few years, our downward shift has been 100 basis points. Starting in the third quarter of 2018, we resumed running a downward shift of 200 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

As of March 31, 2019 and 2018, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2019	March 31, 2018
Year 1
+200 basis points	0.47%	0.23%
-100 basis points	(0.83)%	(2.16)%
-200 basis points(1)	(2.00)%	Not measured
Year 2
+200 basis points	6.87%	8.85%
-100 basis points	(2.26)%	(5.43)%
-200 basis points(1)	(11.77)%	Not measured

(1)	The down 200 basis point scenario was not performed as part of the Company's March 31, 2018 net interest income sensitivity analysis given market interest rates at that time.

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

If rates remain at or near current levels, net interest income is projected to increase slightly as assets continue to settle into higher yields while funding costs remain relatively unchanged. Beyond the first year, net interest income increases slightly. If rates decrease 200 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity to reduce the cost of funds in the first year. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds becomes limited. If rates increase 200 basis points, net interest income is projected to increase slightly in the first year due to the repricing of assets outpacing that of liabilities. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of March 31, 2019, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures and $401.3 million of notional interest rate swap agreements related to our commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information required by this Item 3 is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the Company's Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
101*
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) Consolidated Statements of Condition - March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 9, 2019
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	May 9, 2019
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and Principal Financial & Accounting Officer