Form 10-Q
period 2019-06-30
CAMDEN NATIONAL CORP
filed 2019-08-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 31, 2019:  Common stock (no par value) 15,409,281 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$48,153	$52,240
Interest-bearing deposits in other banks (including restricted cash)	38,083	14,759
Total cash, cash equivalents and restricted cash	86,236	66,999
Investments:
Available-for-sale securities, at fair value (book value of $915,099 and $933,399, respectively)	920,083	910,692
Held-to-maturity securities, at amortized cost (fair value of $1,335 and $1,291, respectively)	1,304	1,307
Other investments	11,713	14,679
Total investments	933,100	926,678
Loans held for sale, at fair value (book value of $13,088 and $4,314, respectively)	13,113	4,403
Loans	3,100,324	3,026,222
Less: allowance for loan losses	(26,163)	(24,712)
Net loans	3,074,161	3,001,510
Goodwill	94,697	94,697
Other intangible assets	3,877	4,230
Bank-owned life insurance	91,116	89,919
Premises and equipment, net	41,402	42,495
Deferred tax assets	16,836	23,053
Other assets	92,500	43,451
Total assets	$4,447,038	$4,297,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$505,355	$496,729
Interest checking	1,111,424	1,023,373
Savings and money market	1,074,094	1,137,356
Certificates of deposit	547,786	443,912
Brokered deposits	352,951	363,104
Total deposits	3,591,610	3,464,474
Short-term borrowings	241,647	270,868
Long-term borrowings	10,000	11,580
Subordinated debentures	58,991	59,067
Accrued interest and other liabilities	77,031	55,621
Total liabilities	3,979,279	3,861,610
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,457,480 and 15,591,914 on June 30, 2019 and December 31, 2018, respectively	151,801	158,215
Retained earnings	320,421	302,030
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	3,912	(17,826)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(6,314)	(4,437)
Net unrecognized losses on postretirement plans, net of tax	(2,061)	(2,157)
Total accumulated other comprehensive loss	(4,463)	(24,420)
Total shareholders’ equity	467,759	435,825
Total liabilities and shareholders’ equity	$4,447,038	$4,297,435
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$36,092	$31,367	$71,813	$61,201
Taxable interest on investments	4,941	4,386	9,935	8,611
Nontaxable interest on investments	624	658	1,268	1,330
Dividend income	174	343	404	629
Other interest income	606	335	1,026	596
Total interest income	42,437	37,089	84,446	72,367
Interest Expense
Interest on deposits	9,156	4,459	17,579	8,208
Interest on borrowings	885	2,298	1,859	4,078
Interest on subordinated debentures	823	851	1,540	1,698
Total interest expense	10,864	7,608	20,978	13,984
Net interest income	31,573	29,481	63,468	58,383
Provision for credit losses	1,173	983	1,917	486
Net interest income after provision for credit losses	30,400	28,498	61,551	57,897
Non-Interest Income
Debit card income	2,281	2,126	4,291	4,055
Service charges on deposit accounts	2,209	2,069	4,232	4,036
Mortgage banking income, net	1,742	1,609	2,994	3,000
Income from fiduciary services	1,545	1,407	2,937	2,690
Brokerage and insurance commissions	732	685	1,317	1,335
Bank-owned life insurance	603	609	1,197	1,217
Customer loan swap fees	285	180	810	267
Net gain on sale of securities	27	31	27	31
Other income	613	785	1,621	1,674
Total non-interest income	10,037	9,501	19,426	18,305
Non-Interest Expense
Salaries and employee benefits	13,461	12,728	26,439	25,290
Furniture, equipment and data processing	2,723	2,549	5,403	5,135
Net occupancy costs	1,639	1,625	3,553	3,498
Consulting and professional fees	974	1,116	1,787	1,920
Debit card expense	883	776	1,706	1,506
Regulatory assessments	437	501	909	1,000
Amortization of intangible assets	176	181	352	362
Other real estate owned and collection costs, net	409	251	102	326
Other expenses	3,256	3,168	6,490	6,162
Total non-interest expense	23,958	22,895	46,741	45,199
Income before income tax expense	16,479	15,104	34,236	31,003
Income tax expense	3,275	2,887	6,759	5,966
Net Income	$13,204	$12,217	$27,477	$25,037
Per Share Data
Basic earnings per share	$0.85	$0.78	$1.76	$1.60
Diluted earnings per share	$0.85	$0.78	$1.76	$1.60
Weighted average number of common shares outstanding	15,519,827	15,572,848	15,555,770	15,557,500
Diluted weighted average number of common shares outstanding	15,559,760	15,629,779	15,595,654	15,615,038
Cash dividends declared per share	$0.30	$0.30	$0.60	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net Income	$13,204	$12,217	$27,477	$25,037
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of ($2,975), $847, ($5,960) and $3,971, respectively	10,860	(3,058)	21,759	(14,460)
Net reclassification adjustment for net gains included in net income, net of tax of $6, $7, $6 and $7, respectively(1)	(21)	(24)	(21)	(24)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	10,839	(3,082)	21,738	(14,484)
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $330, ($123), $583 and ($430), respectively	(1,203)	414	(2,128)	1,570
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($44), ($44), ($69) and ($105), respectively(2)	157	159	251	382
Net change in unrealized losses on cash flow hedging derivatives, net of tax	(1,046)	573	(1,877)	1,952
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($13), ($32), ($26) and ($63), respectively(3)	48	116	96	232
Other comprehensive income (loss)	9,841	(2,393)	19,957	(12,300)
Comprehensive Income	$23,045	$9,824	$47,434	$12,737

(1)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest and fees on loans, interest on borrowings and subordinated debentures.

(3)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2018	15,565,868	$156,860	$275,841	$(29,654)	$403,047
Net income	—	—	12,217	—	12,217
Other comprehensive loss, net of tax	—	—	—	(2,393)	(2,393)
Stock-based compensation expense	—	580	—	—	580
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	10,381	54	—	—	54
Cash dividends declared ($0.30 per share)	—	—	(4,686)	—	(4,686)
Balance at June 30, 2018	15,576,249	$157,494	$283,372	$(32,047)	$408,819
Balance at March 31, 2019	15,560,565	$156,152	$311,870	$(14,304)	$453,718
Net income	—	—	13,204	—	13,204
Other comprehensive income, net of tax	—	—	—	9,841	9,841
Stock-based compensation expense	—	477	—	—	477
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	8,136	(26)	—	—	(26)
Common stock repurchased	(111,221)	(4,802)	—	—	(4,802)
Cash dividends declared ($0.30 per share)	—	—	(4,653)	—	(4,653)
Balance at June 30, 2019	15,457,480	$151,801	$320,421	$(4,463)	$467,759

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413
Cumulative-effect adjustment — ASU 2016-01(1)	—	—	198	(198)	—
Cumulative-effect adjustment — ASU 2017-12(2)	—	—	—	665	665
Net income	—	—	25,037	—	25,037
Other comprehensive loss, net of tax(1)	—	—	—	(12,300)	(12,300)
Stock-based compensation expense	—	1,011	—	—	1,011
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	51,545	(421)	—	—	(421)
Cash dividends declared ($0.55 per share)	—	—	(8,586)	—	(8,586)
Balance at June 30, 2018	15,576,249	$157,494	$283,372	$(32,047)	$408,819
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment — ASU 2016-02(3)	—	—	254	—	254
Net income	—	—	27,477	—	27,477
Other comprehensive income, net of tax	—	—	—	19,957	19,957
Stock-based compensation expense	—	935	—	—	935
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	32,344	(241)	—	—	(241)
Common stock repurchased	(166,778)	(7,108)	—	—	(7,108)
Cash dividends declared ($0.60 per share)	—	—	(9,340)	—	(9,340)
Balance at June 30, 2019	15,457,480	$151,801	$320,421	$(4,463)	$467,759

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

(3)	Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, on a modified-retrospective basis. Refer to Note 2 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating Activities
Net Income	$27,477	$25,037
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Originations of mortgage loans held for sale	(86,351)	(101,749)
Proceeds from the sale of mortgage loans	79,575	99,778
Gain on sale of mortgage loans, net of origination costs	(1,998)	(2,550)
Provision for credit losses	1,917	486
Depreciation and amortization expense	1,901	1,907
Investment securities amortization and accretion, net	1,371	1,559
Stock-based compensation expense	935	1,011
Amortization of intangible assets	352	362
Purchase accounting accretion, net	(817)	(1,031)
Increase in other assets	(24,895)	(3,699)
(Decrease) increase in other liabilities	(5,774)	10,065
Net cash (used by) provided by operating activities	(6,307)	31,176
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	115,715	73,264
Purchase of available-for-sale securities	(98,755)	(100,615)
Proceeds from maturities of held-to-maturity securities	—	750
Net increase in loans	(74,556)	(85,274)
Purchase of Federal Home Loan Bank stock	(3,656)	(8,450)
Proceeds from sale of Federal Home Loan Bank stock	6,706	6,550
Purchase of premises and equipment	(1,896)	(1,695)
Proceeds from the sale of premises and equipment	—	749
Proceeds from other investments	—	205
Recoveries of previously charged-off loans	133	199
Proceeds from the sale of other real estate owned	554	—
Net cash used by investing activities	(55,755)	(114,317)
Financing Activities
Net increase in deposits	127,169	55,703
Net (repayments of) proceeds from borrowings less than 90 days	(29,221)	49,830
Common stock repurchase	(6,997)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(241)	(421)
Cash dividends paid on common stock	(9,358)	(7,796)
Finance lease payments	(53)	—
Net cash provided by financing activities	81,299	97,316
Net increase in cash, cash equivalents and restricted cash	19,237	14,175
Cash, cash equivalents, and restricted cash at beginning of period	66,999	102,971
Cash, cash equivalents and restricted cash at end of period	$86,236	$117,146
Supplemental information
Interest paid	$20,214	$13,707
Income taxes paid	5,351	5,176
Unsettled common stock repurchase	111	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2019 and December 31, 2018, the consolidated statements of income for the three and six months ended June 30, 2019 and 2018, the consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I; these entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2019, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

The Company adopted the following accounting standards in 2019, and such standards have been accounted for and presented within the accompanying consolidated financial statements for the three and six months ended June 30, 2019 as follows:

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

•
A modified retrospective transition method, which allows companies to apply ASU 2016-02 at the date of adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In conjunction with the adoption of Topic 842, the Company made the following accounting policy elections:

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

Accounting Standards Issued

The following are recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), updated by ASU No. 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements to Topic 326 ("ASU 2018-19"), and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). In June 2016, the FASB issued ASU 2016-13 to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, for public companies. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt the guidance under a modified-retrospective approach, whereby a cumulative-effect adjustment will be made to retained earnings upon adoption. The Company will use a prospective transition approach for debt securities for which an OTTI had been recognized before the effective date, as applicable.

In May 2019, the FASB issued ASU 2019-05 to provide entities impacted by ASU 2016-13 with targeted transition relief upon adoption. ASU 2019-05 provided that for certain instruments within the scope of ASU 2016-13 the option to irrevocably elect the fair value option in accordance with Subtopic 825-10, Financial Instruments - Overall ("ASC 825"), applied on an instrument-by-instrument basis. The fair value option election does not apply to HTM debt securities. An entity that elects the fair value option is to apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall, and ASC 825-10. The Company will not elect the fair value option upon adoption of ASU 2016-13.

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

In 2015, the Company began its preparation for ASU 2016-13, understanding the significance of the standard and its potential impact to its consolidated financial statements and the financial industry. While the Company continues to review, validate and refine its loss methodologies in accordance with ASU 2016-13, it has completed certain critical tasks and components as it prepares for adoption on January 1, 2020, such as the assessment and validation of critical data points. At this time, the Company does not have an estimated financial impact of adoption to its consolidated financial statements, but anticipates it will have an estimate of the financial impact in the fourth quarter of 2019. Any disclosure of an estimated financial impact made by the Company will be subject to various factors that may cause actual results to differ materially from the Company's estimates. These factors include, but are not limited to, (i) the economic outlook over the reasonable and supportable forecast period; (ii) changes in the make-up of the Company’s loan portfolio; and/or (iii) changes in the credit quality of individual loans or pools of loans within its portfolio upon adoption.

The Company continues to monitor and assess exposure drafts produced by the FASB pertaining to ASU 2016-13.

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

The Company continues to monitor and assess exposure drafts produced by the FASB pertaining to this topic.

NOTE 3 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM investments, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$87,223	$1,932	$(26)	$89,129
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	455,330	3,250	(2,203)	456,377
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	351,149	3,940	(3,018)	352,071
Subordinated corporate bonds	21,397	1,109	—	22,506
Total AFS investments	$915,099	$10,231	$(5,247)	$920,083
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,304	$31	$—	$1,335
Total HTM investments	$1,304	$31	$—	$1,335
December 31, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$94,430	$216	$(894)	$93,752
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	466,613	583	(13,524)	453,672
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	351,958	1,007	(10,071)	342,894
Subordinated corporate bonds	20,398	23	(47)	20,374
Total AFS investments	$933,399	$1,829	$(24,536)	$910,692
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,307	$8	$(24)	$1,291
Total HTM investments	$1,307	$8	$(24)	$1,291

Net unrealized gains on AFS investments reported within AOCI at June 30, 2019, were $3.9 million, net of a deferred tax liability of $1.1 million. Net unrealized losses on AFS investments reported within AOCI at December 31, 2018, were $17.8 million, net of a deferred tax benefit of $4.9 million.

For the six months ended June 30, 2019 and 2018, the Company purchased debt investments of $98.8 million and $100.6 million, respectively, all of which were designated as AFS investments.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position at June 30, 2019 and December 31, 2018, by length of time that an individual security in each category has been in a continuous loss position:

	Less Than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
AFS Investments:
Obligations of states and political subdivisions	$—	$—	$4,051	$(26)	$4,051	$(26)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	—	246,463	(2,203)	246,463	(2,203)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	136,876	(3,018)	136,876	(3,018)
Total AFS investments	$—	$—	$387,390	$(5,247)	$387,390	$(5,247)
December 31, 2018
AFS Investments:
Obligations of states and political subdivisions	$36,218	$(281)	$28,437	$(613)	$64,655	$(894)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	46,459	(252)	364,430	(13,272)	410,889	(13,524)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	5,956	(40)	227,461	(10,031)	233,417	(10,071)
Subordinated corporate bonds	11,378	(26)	966	(21)	12,344	(47)
Total AFS investments	$100,011	$(599)	$621,294	$(23,937)	$721,305	$(24,536)
HTM Investments:
Obligations of states and political subdivisions	$509	$(5)	$411	$(19)	$920	$(24)
Total HTM investments	$509	$(5)	$411	$(19)	$920	$(24)

At June 30, 2019 and December 31, 2018, the Company held 125 and 302 total debt investments with a fair value of $387.4 million and $722.2 million that were in an unrealized loss position totaling $5.2 million and $24.6 million, respectively, that were considered temporary. Of these, MBS and CMOs with a fair value of $383.3 million and $591.9 million were in an unrealized loss position, and have been in an unrealized loss position for 12 months or more, totaling $5.2 million and $23.3 million at June 30, 2019 and December 31, 2018, respectively. The unrealized loss was reflective of current interest rates in excess of the yield received on debt investments and is not indicative of an overall change in credit quality or other factors. At June 30, 2019 and December 31, 2018, gross unrealized losses on the Company's AFS and HTM investments were 1% and 3%, respectively, of their respective fair values.

At June 30, 2019, the Company had the intent and ability to retain its debt investments in an unrealized loss position until the decline in value has recovered.

Sale of AFS Investments:
The following table details the Company's sales of AFS investments for the period indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Proceeds from sales of investments	$45,826	$9,898	$45,826	$9,898
Gross realized gains	371	31	371	31
Gross realized losses	(344)	—	(344)	—

For the three and six months ended June 30, 2019, the Company sold certain AFS investments with a total carrying value of $45.8 million and recorded a net gain of $27,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

For the three and six months ended June 30, 2018, the Company sold certain AFS investments with a total carrying value of $9.9 million and recorded a gain of $31,000 within non-interest income in the consolidated statements of income. The Company had not previously recorded any OTTI on these securities sold.

AFS and HTM Investments Pledged:
At June 30, 2019 and December 31, 2018, AFS and HTM investments with an amortized cost of $667.3 million and $734.1 million and estimated fair values of $670.5 million and $714.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at June 30, 2019, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$—	$—
Due after one year through five years	69,611	69,758
Due after five years through ten years	231,573	234,217
Due after ten years	613,916	616,108
	$915,100	$920,083
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,304	1,335
Due after ten years	—	—
	$1,304	$1,335

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
June 30, 2019
Equity securities - bank stock (carried at fair value)	$544	$286	$—	$830
FHLBB (carried at cost)	5,509	—	—	5,509
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$11,427	$286	$—	$11,713
December 31, 2018
Equity securities - bank stock (carried at fair value)	$544	$202	$—	$746
FHLBB (carried at cost)	8,559	—	—	8,559
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$14,477	$202	$—	$14,679

For the three months ended June 30, 2019 and 2018, the Company recognized an unrealized (loss) gain of ($159,000) and $11,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. For the six months ended June 30, 2019 and 2018, the Company recognized an unrealized gain (loss) of $84,000 and ($24,000), respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. For the six months ended June 30, 2018, a gain of $195,000 was recognized within other income on the consolidated statements of income upon sale of an investment.

The Company did not record any OTTI on its FHLBB and FRB stock for the three or six months ended June 30, 2019 and 2018.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2019	December 31, 2018
Residential real estate	$1,035,792	$992,866
Commercial real estate	1,260,639	1,269,533
Commercial	428,676	381,780
Home equity	323,536	327,763
Consumer	23,665	20,624
HPFC	28,016	33,656
Total loans	$3,100,324	$3,026,222

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2019	December 31, 2018
Net unamortized fair value mark discount on acquired loans	$3,240	$3,936
Net unamortized loan origination costs	(2,586)	(1,865)
Total	$654	$2,071

The Bank’s lending activities are primarily conducted in Maine, but also include loan production offices in Massachusetts and New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features At June 30, 2019 and December 31, 2018, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

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

There were no significant changes in the Company's ALL methodology during the six months ended June 30, 2019.

The Board of Directors monitors credit risk through the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL and support the oversight efforts of the Directors' Loan Review Committee and the Board of Directors. The Company's practice is to manage the portfolio proactively such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

For purposes of determining the ALL, the Company disaggregates its loans into portfolio segments, which include residential real estate, commercial real estate, commercial, home equity, consumer and HPFC. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. These risk characteristics unique to each portfolio segment include the following:

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

The following presents the activity in the ALL and select loan information by portfolio segment for the periods indicated:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three and Six Months Ended June 30, 2019
ALL for the three months ended:
Beginning balance	$6,153	$11,838	$3,616	$3,027	$259	$308	$25,201
Loans charged off	(14)	—	(217)	(34)	(6)	—	(271)
Recoveries	2	3	49	—	4	—	58
Provision (credit)(1)	108	311	659	(1)	126	(28)	1,175
Ending balance	$6,249	$12,152	$4,107	$2,992	$383	$280	$26,163
ALL for the six months ended:
Beginning balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans charged off	(25)	(65)	(453)	(44)	(20)	—	(607)
Recoveries	4	7	111	—	11	—	133
Provision (credit)(1)	199	556	829	240	158	(57)	1,925
Ending balance	$6,249	$12,152	$4,107	$2,992	$383	$280	$26,163
ALL balance attributable to loans:
Individually evaluated for impairment	$524	$27	$322	$310	$—	$—	$1,183
Collectively evaluated for impairment	5,725	12,125	3,785	2,682	383	280	24,980
Total ending ALL	$6,249	$12,152	$4,107	$2,992	$383	$280	$26,163
Loans:
Individually evaluated for impairment	$4,472	$409	$675	$887	$—	$—	$6,443
Collectively evaluated for impairment	1,031,320	1,260,230	428,001	322,649	23,665	28,016	3,093,881
Total ending loans balance	$1,035,792	$1,260,639	$428,676	$323,536	$23,665	$28,016	$3,100,324
For The Three and Six Months Ended June 30, 2018
ALL for the three months ended:
Beginning balance	$5,497	$10,286	$4,126	$2,427	$230	$424	$22,990
Loans charged off	(85)	(86)	(127)	(75)	(16)	—	(389)
Recoveries	15	2	57	1	2	—	77
Provision (credit)(1)	352	108	247	263	44	(24)	990
Ending balance	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
ALL for the six months ended:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(116)	(512)	(298)	(224)	(42)	—	(1,192)
Recoveries	15	15	120	44	5	—	199
Provision(1)	794	(1,056)	310	429	64	(51)	490
Ending balance	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
ALL balance attributable to loans:
Individually evaluated for impairment	$585	$23	$—	$226	$—	$—	$834
Collectively evaluated for impairment	5,194	10,287	4,303	2,390	260	400	22,834
Total ending ALL	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
Loans:
Individually evaluated for impairment	$5,400	$5,093	$1,611	$487	$—	$—	$12,591
Collectively evaluated for impairment	902,510	1,184,959	384,782	323,184	19,506	39,997	2,854,938
Total ending loans balance	$907,910	$1,190,052	$386,393	$323,671	$19,506	$39,997	$2,867,529

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2018
ALL:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(173)	(512)	(736)	(476)	(96)	(255)	(2,248)
Recoveries	90	28	1,770	44	11	1	1,944
Provision (credit)(1)	1,068	275	(1,585)	861	86	140	845
Ending balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
ALL balance attributable to loans:
Individually evaluated for impairment	$586	$23	$53	$162	$—	$—	$824
Collectively evaluated for impairment	5,485	11,631	3,567	2,634	234	337	23,888
Total ending ALL	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans:
Individually evaluated for impairment	$4,762	$930	$786	$442	$6	$—	$6,926
Collectively evaluated for impairment	988,104	1,268,603	380,994	327,321	20,618	33,656	3,019,296
Total ending loans balance	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At June 30, 2019 and 2018, and December 31, 2018, the reserve for unfunded commitments was $14,000, $16,000 and $22,000, respectively.

The following reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2018
(In thousands)	2019	2018	2019	2018
Provision for loan losses	$1,175	$990	$1,925	$490	$845
Change in reserve for unfunded commitments	(2)	(7)	(8)	(4)	2
Provision for credit losses	$1,173	$983	$1,917	$486	$847

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of June 30, 2019, the Company's total exposure to the lessors of nonresidential buildings' industry was 12% of total loans and 31% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2019.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
June 30, 2019
Pass (Grades 1-6)	$1,026,460	$1,229,524	$423,281	$—	$—	$26,758	$2,706,023
Performing	—	—	—	320,866	23,284	—	344,150
Special Mention (Grade 7)	482	15,072	2,051	—	—	98	17,703
Substandard (Grade 8)	8,850	16,043	3,344	—	—	1,160	29,397
Non-performing	—	—	—	2,670	381	—	3,051
Total	$1,035,792	$1,260,639	$428,676	$323,536	$23,665	$28,016	$3,100,324
December 31, 2018
Pass (Grades 1-6)	$983,086	$1,247,190	$374,429	$—	$—	$32,261	$2,636,966
Performing	—	—	—	325,917	20,595	—	346,512
Special Mention (Grade 7)	887	7,921	3,688	—	—	123	12,619
Substandard (Grade 8)	8,893	14,422	3,663	—	—	1,272	28,250
Non-performing	—	—	—	1,846	29	—	1,875
Total	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2019
Residential real estate	$1,530	$1,396	$4,301	$7,227	$1,028,565	$1,035,792	$—	$5,566
Commercial real estate	2,194	2,126	423	4,743	1,255,896	1,260,639	—	1,590
Commercial	1,380	20	768	2,168	426,508	428,676	—	785
Home equity	777	153	2,277	3,207	320,329	323,536	—	2,672
Consumer	57	14	367	438	23,227	23,665	14	367
HPFC	—	171	381	552	27,464	28,016	—	465
Total	$5,938	$3,880	$8,517	$18,335	$3,081,989	$3,100,324	$14	$11,445
December 31, 2018
Residential real estate	$3,300	$2,046	$4,520	$9,866	$983,000	$992,866	$—	$5,492
Commercial real estate	1,794	369	1,108	3,271	1,266,262	1,269,533	—	1,380
Commercial	150	19	799	968	380,812	381,780	—	1,279
Home equity	907	607	1,476	2,990	324,773	327,763	—	1,846
Consumer	67	15	29	111	20,513	20,624	14	15
HPFC	—	183	423	606	33,050	33,656	—	518
Total	$6,218	$3,239	$8,355	$17,812	$3,008,410	$3,026,222	$14	$10,530

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $115,000 and $174,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $224,000 and $336,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Residential real estate	22	25	$3,342	$3,614	$381	$443
Commercial real estate	2	2	343	347	27	23
Commercial	2	2	133	141	—	—
Home equity	1	2	299	304	125	162
Total	27	31	$4,117	$4,406	$533	$628

At June 30, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.5 million and $606,000, respectively. At December 31, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $3.9 million and $513,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the three and six months ended June 30, 2019 and 2018:

(In thousands, except number of contracts)	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2019	2018	2019	2018	2019	2018	2019	2018
For the three and six months ended
Residential real estate:
Interest rate and maturity concession	—	1	$—	$163	$—	$186	$—	$39
Total	—	1	$—	$163	$—	$186	$—	$39

For the three and six months ended June 30, 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the three and six months ended June 30, 2018, one home equity loan with a recorded investment of $299,000 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Three Months Ended		For the Six Months Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2019:
With an allowance recorded:
Residential real estate	$3,286	$3,286	$524	$3,370	$26	$3,404	$56
Commercial real estate	131	131	27	131	5	131	6
Commercial	461	461	322	230	—	339	—
Home equity	828	828	310	828	—	658	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	4,706	4,706	1,183	4,559	31	4,532	62
Without an allowance recorded:
Residential real estate	1,186	1,310	—	1,234	7	1,253	17
Commercial real estate	278	437	—	278	4	452	7
Commercial	214	278	—	219	2	222	4
Home equity	59	197	—	63	—	84	—
Consumer	—	—	—	—	—	2	—
HPFC	—	—	—	—	—	—	—
Ending balance	1,737	2,222	—	1,794	13	2,013	28
Total impaired loans	$6,443	$6,928	$1,183	$6,353	$44	$6,545	$90
June 30, 2018:
With an allowance recorded:
Residential real estate	$3,506	$3,506	$585	$3,525	$39	$3,636	$69
Commercial real estate	351	351	23	1,971	10	3,121	11
Commercial	—	—	—	—	—	—	—
Home equity	465	465	226	306	—	204	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending Balance	4,322	4,322	834	5,802	49	6,961	80
Without an allowance recorded:
Residential real estate	1,894	2,200	—	1,704	7	1,574	14
Commercial real estate	4,742	5,080	—	2,556	(3)	1,963	—
Commercial	1,611	2,785	—	1,663	2	1,705	4
Home equity	22	61	—	183	(2)	265	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending Balance	8,269	10,126	—	6,106	4	5,507	18
Total impaired loans	$12,591	$14,448	$834	$11,908	$53	$12,468	$98

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With an allowance recorded:
Residential real estate	$3,471	$3,471	$586	$3,591	$127
Commercial real estate	131	131	23	1,969	11
Commercial	556	556	53	111	—
Home equity	318	318	162	250	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	4,476	4,476	824	5,921	138
Without an allowance recorded:
Residential real estate	1,291	1,415	—	1,524	34
Commercial real estate	799	975	—	2,269	13
Commercial	230	293	—	1,379	8
Home equity	124	305	—	195	—
Consumer	6	13	—	1	—
HPFC	—	—	—	—	—
Ending Balance	2,450	3,001	—	5,368	55
Total impaired loans	$6,926	$7,477	$824	$11,289	$193

Loan Sales:
For the three months ended June 30, 2019 and 2018, the Company sold $49.6 million and $52.0 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.2 million and $1.3 million, respectively. For the six months ended June 30, 2019 and 2018, the Company sold $77.6 million and $97.2 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $2.0 million and $2.6 million, respectively.

At June 30, 2019 and December 31, 2018, the Company had certain residential mortgage loans with a principal balance of $13.1 million and $4.3 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2019 and December 31, 2018, recorded an unrealized gain of $25,000 and $89,000, respectively. For the three months ended June 30, 2019 and 2018, the net change in unrealized gains on loans held for sale recorded within mortgage banking income, net, on its consolidated statements of income was ($60,000) and $23,000, respectively. For the six months ended June 30, 2019 and 2018, the net change in unrealized gains on loans held for sale recorded within mortgage banking income, net, on its consolidated statements of income was ($64,000) and $32,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at June 30, 2019 and December 31, 2018. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:
At June 30, 2019 and December 31, 2018, the Company had $2.5 million and $2.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:
FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.2 billion and $1.1 billion at June 30, 2019 and December 31, 2018, respectively.

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

In connection with an acquisition, the Company assumed a lease arrangement with two of its employees. The lease is for a period of five years with an expiration date of December 1, 2019 with two consecutive five-year extension periods available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement.

The following right-of-use assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition for the period indicated:

		June 30, 2019
(In thousands)	Balance Sheet Line Item	Operating Leases	Finance Leases	Total
Right-of-use assets	Other Assets	$13,120	$1,557	$14,677
Lease liabilities	Other Liabilities	13,150	1,719	14,869

In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost:
Operating lease cost (1)	$345	$719
Finance lease cost:
Amortization of right-of-use assets	27	55
Interest on lease liabilities(2)	17	34
Total finance lease cost	44	89
Total Lease Cost	$389	$808

(1)	Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.

(2)	Includes immaterial variable lease costs.

In accordance with ASC 840, rent expense, excluding common area maintenance expense, for the three and six months ended June 30, 2018 was $328,000 and $672,000, respectively.

Supplemental cash flow information and non-cash activity related to leases was as follows for the period indicated:

(In thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$673
Operating cash flows from finance leases	34
Financing cash flows from finance leases	53
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$13,621
Finance leases(1)	1,612

(1)
Reflects right-of-use assets recorded for the period indicated, including $10.5 million of operating leases and $1.6 million of finance leases recorded upon adoption of ASU 2016-02, as of January 1, 2019.

Supplemental balance sheet information related to leases was as follows for the period indicated:

June 30, 2019
Weighted average remaining lease term (years):
Operating leases	16.2 years
Finance leases	22.6 years
Weighted average discount rate:
Operating leases	3.41%
Finance leases	3.94%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of June 30, 2019:

(In thousands)	Operating Leases	Finance Leases
2019	$715	$88
2020	1,349	174
2021	1,272	174
2022	1,261	174
2023	1,222	174
Thereafter	11,437	2,095
Total minimum lease payments	17,256	2,879
Less: amount representing interest(1)	4,106	1,160
Present value of net minimum lease payments(2)	$13,150	$1,719

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.

(2)	Reflects the liability reported within other liabilities on the consolidated statements of condition.
As of June 30, 2019, the Company does not have any additional operating or finance leases that have not yet commenced.

The following summarizes expected future minimum lease payments, in accordance with ASC 840, as of December 31, 2018:

(In thousands)	Operating	Capital
2019	$1,420	$179
2020	941	179
2021	726	182
2022	539	184
2023	434	184
Thereafter	1,268	1,592
Total minimum lease payments	$5,328	2,500
Less: amount representing interest(1)		920
Present value of net minimum lease payments(2)		$1,580

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.

(2)	Reflects the liability reported within long-term borrowings on the consolidated statements of condition at December 31, 2018.

NOTE 6 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

(In thousands)	June 30, 2019	December 31, 2018
Short-Term Borrowings:
Customer repurchase agreements	$241,647	$245,868
FHLBB borrowings	—	25,000
Total short-term borrowings	$241,647	$270,868
Long-Term Borrowings:
FHLBB borrowings	$10,000	$10,000
Capital lease obligation(1)	—	1,580
Total long-term borrowings	$10,000	$11,580

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the periods indicated:

(In thousands)	June 30, 2019	December 31, 2018
Customer Repurchase Agreements(1)(2):
Obligations of states and political subdivisions	$1,700	$1,455
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	116,584	125,590
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	123,363	118,823
Total	$241,647	$245,868

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $1.0 million and $923,000 at June 30, 2019 and December 31, 2018, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

As of June 30, 2019 and December 31, 2018, the Company did not have any material loss contingencies for which accruals were provided for and/or that were required to be disclosed.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s off-balance sheet financial instruments:

(In thousands)	June 30, 2019	December 31, 2018
Lending-Related Instruments:
Commitments to extend credit	$737,371	$654,575
Standby letters of credit	5,887	3,063
Derivative Financial Instruments:
Customer loan swaps	$818,514	$833,030
Interest rate swap on loans	100,000	—
Junior subordinated debt interest rate swaps	43,000	43,000
Fixed-rate mortgage interest rate lock commitments	34,814	12,077
Forward delivery commitments	13,088	4,315
FHLBB advance interest rate swaps	—	25,000

Lending-Related Instruments
The contractual amounts of the Company’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to the Company’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses. Of the total commitments to extend credit, $285.0 million and $270.8 million were unconditionally cancellable by the Company at June 30, 2019 and December 31, 2018, respectively.

Standby letters of credit are conditional commitments issued to guarantee the performance of a borrower to a third party. In the event of nonperformance by the borrower, the Company would be required to fund the commitment and would be entitled to the underlying collateral, if applicable, which generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate. The maximum potential future payments are limited to the contractual amount of the commitment.

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

At June 30, 2019, the Company designated its interest rate swaps on its junior subordinated debentures and its interest rate swap on loans as cash flow hedges. The change in the fair value for cash flow hedges is accounted for within AOCI, net of tax. Quarterly, in conjunction with financial reporting, each cash flow hedge is assessed for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. The gain or loss on the effective portion of the cash flow hedge is reclassified from AOCI into interest within the consolidated statements of income in the period the hedged transaction affects earnings.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with counterparty for the dates indicated:

(In thousands, except number of positions)		June 30, 2019			December 31, 2018
	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	12	$42,916	$(541)	57	$297,624	$(7,841)
Receive fixed, pay variable	Other assets	72	366,341	17,143	25	118,891	3,467
Pay fixed, receive variable	(Accrued interest and other liabilities) / other assets	84	409,257	(16,602)	82	416,515	4,374
Total		168	$818,514	$—	164	$833,030	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At June 30, 2019, the Bank posted to the counterparty $17.8 million of cash as collateral on its customer loan swap contracts which was presented within other assets on the consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Interest Rate Swap on Loans:
On June 12, 2019, the Bank entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable-rate loans. The Company has entered into a master netting arrangement with the counterparty and settles payments monthly on a net basis. The Bank's arrangement with the counterparty requires it to post collateral for its interest rate swap on loans that is in a net liability position based on its fair value. If the interest rate swap is in a net asset position based on its fair value, the counterparty will post collateral to the Bank as requested. At June 30, 2019, neither the Bank nor the counterparty had posted any collateral. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the date indicated was as follows:

(Dollars in thousands)					June 30, 2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$262

For the three and six months ended June 30, 2019, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments paid to the counterparty for the six months ended June 30, 2019 were $34,000 and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

Junior Subordinated Debt Interest Rate Swaps:
The Company entered into five interest rate swap agreements with a counterparty to manage interest rate risk associated with the Company's variable rate borrowings. Each interest rate swap was designated as a cash flow hedge. The Company entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At June 30, 2019, the Company posted $8.7 million of cash as collateral to the counterparty and was presented within other assets on the consolidated statements of financial condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					June 30, 2019		December 31, 2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(383)	$10,000	$(272)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(2,353)	10,000	(1,655)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(2,396)	10,000	(1,636)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,279)	5,000	(877)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(1,895)	8,000	(1,242)
					$43,000	$(8,306)	$43,000	$(5,682)

For the three and six months ended June 30, 2019 and 2018, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the six months ended June 30, 2019 and 2018 were $318,000 and $489,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

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

		June 30, 2019		December 31, 2018
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$31,100	$516	$8,239	$95
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	3,714	(45)	3,838	(28)
Total		$34,814	$471	$12,077	$67

For the three months ended June 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $223,000 and $4,000, respectively. For the six months ended June 30, 2019 and 2018, the net unrealized gain (loss) from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $404,000 and ($8,000), respectively.

Forward Delivery Commitments:
The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a "best effort" or "mandatory delivery" basis. The Company's normal practice is typically to enter into these arrangements on a "best effort" basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative (but does not designate it as a hedge) upon origination of a loan identified as held for sale.

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		June 30, 2019		December 31, 2018
(In thousands)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$11,559	$272	$2,593	$32
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,529	(15)	1,722	(17)
Total		$13,088	$257	$4,315	$15

For the three months ended June 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $159,000 and $69,000, respectively. For the six months ended June 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $242,000 and $50,000, respectively.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. On February 25, 2019, the last $25.0 million tranche matured.

The details of the Company's FHLBB advance interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					June 30, 2019		December 31, 2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	Other assets	$—	$—	$25,000	$30

Net payments received from the counterparty for the six months ended June 30, 2019 and 2018 were $32,000 and $2,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Effective portion of unrealized (losses) gains recognized within OCI during the period, net of tax	$(1,203)	$414	$(2,128)	$1,570
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$201	$203	$320	$487

The Company expects approximately $1.3 million (pre-tax) to be reclassified to interest expense from AOCI, related to the Company’s cash flow hedges, in the next 12 months. This reclassification is due to anticipated payments that will be made on the swaps based upon the forward curve as of June 30, 2019.

NOTE 9 – BALANCE SHEET OFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company and Bank do net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 7 for further discussion of repurchase agreements and Note 8 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2019
Derivative assets:
Customer loan swaps - commercial customer	$17,143	$—	$17,143	$—	$—	$17,143
Interest rate swap	262	—	262	—	—	262
Total	$17,405	$—	$17,405	$—	$—	$17,405
Derivative liabilities:
Customer loan swaps - dealer bank	$16,602	$—	$16,602	$—	$16,602	—
Junior subordinated debt interest rate swaps	8,306	—	8,306	—	8,306	—
Customer loan swaps - commercial customer	541	—	541	—	—	541
Total	$25,449	$—	$8,847	$—	$24,908	$541
Customer repurchase agreements	$241,647	$—	$241,647	$241,647	$—	$—
December 31, 2018
Derivative assets:
Customer loan swaps - dealer bank	$4,374	$—	$4,374	$—	$(4,374)	$—
Customer loan swaps - commercial customer	3,467	—	3,467	—	—	3,467
FHLBB advance interest rate swaps	30	—	30	—	(30)	—
Total	$7,871	$—	$7,871	$—	$(4,404)	$3,467
Derivative liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—	$5,682	$—
Customer loan swaps - commercial customer	7,841	—	7,841	—	—	7,841
Total	$13,523	$—	$13,523	$—	$5,682	$7,841
Customer repurchase agreements	$245,868	$—	$245,868	$245,868	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at June 30, 2019 and December 31, 2018, and, specifically, the Bank met the requirements to be considered "well capitalized" under prompt corrective action provisions for each period. There were no new conditions or events that occurred subsequent to June 30, 2019, that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$448,488	14.12%	10.50%	N/A	$434,331	14.36%	9.875%	N/A
Tier I risk-based capital ratio	407,312	12.82%	8.50%	N/A	394,597	13.04%	7.875%	N/A
Common equity Tier I risk-based capital ratio	364,312	11.47%	7.00%	N/A	351,597	11.62%	6.375%	N/A
Tier I leverage capital ratio	407,312	9.51%	4.00%	N/A	394,597	9.53%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$415,658	13.10%	10.50%	10.00%	$398,773	13.18%	9.875%	10.00%
Tier I risk-based capital ratio	389,482	12.27%	8.50%	8.00%	374,039	12.36%	7.875%	8.00%
Common equity Tier I risk-based capital ratio	389,482	12.27%	7.00%	6.50%	374,039	12.36%	6.375%	6.50%
Tier I leverage capital ratio	389,482	9.12%	4.00%	5.00%	374,039	9.06%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At June 30, 2019 and December 31, 2018, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at June 30, 2019 and December 31, 2018, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic benefit cost for the periods ended June 30, 2019 and 2018, were as follows:

Supplemental Executive Retirement Plan:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost	Income Statement Presentation	2019	2018	2019	2018
Service cost	Salaries and employee benefits	$99	$111	$198	$223
Interest cost	Other expenses	130	122	261	244
Recognized net actuarial loss	Other expenses	61	140	122	280
Total		$290	$373	$581	$747

Other Postretirement Benefit Plan:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost	Income Statement Presentation	2019	2018	2019	2018
Service cost	Salaries and employee benefits	$12	$11	$24	$23
Interest cost	Other expenses	37	33	74	66
Recognized net actuarial loss	Other expenses	6	14	12	27
Amortization of prior service credit	Other expenses	(6)	(6)	(12)	(12)
Total		$49	$52	$98	$104

NOTE 12 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2019	2018	2019	2018
Net income	$13,204	$12,217	$27,477	$25,037
Dividends and undistributed earnings allocated to participating securities(1)	(26)	(30)	(54)	(70)
Net income available to common shareholders	$13,178	$12,187	$27,423	$24,967
Weighted-average common shares outstanding for basic EPS	15,519,827	15,572,848	15,555,770	15,557,500
Dilutive effect of stock-based awards(2)	39,933	56,931	39,884	57,538
Weighted-average common and potential common shares for diluted EPS	15,559,760	15,629,779	15,595,654	15,615,038
Earnings per common share:
Basic EPS	$0.85	$0.78	$1.76	$1.60
Diluted EPS	$0.85	$0.78	$1.76	$1.60

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options and vesting of restricted shares and restricted stock units utilizing the treasury stock method. Not included are the unvested LTIP awards, which are the Company's performance-based awards.

For the three and six months ended June 30, 2019 and 2018, there were no anti-dilutive stock based awards that have been excluded from the computation of potential common shares for purposes of calculating diluted EPS, because the average market price of the Company's common stock is greater than the exercise prices.

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

Derivatives:  The fair value of the Company's interest rate swaps are determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2019
Financial assets:
Loans held for sale	$13,113	$—	$13,113	$—
AFS investments:
Obligations of states and political subdivisions	89,129	—	89,129	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	456,377	—	456,377	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	352,071	—	352,071	—
Subordinated corporate bonds	22,506	—	22,506	—
Equity securities - bank stock	830	—	830	—
Customer loan swaps	17,143	—	17,143	—
Interest rate swap on loans	262	—	262	—
Fixed-rate mortgage interest rate lock commitments	516	—	516	—
Forward delivery commitments	272	—	272	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,306	—	8,306	—
Customer loan swaps	17,143	—	17,143	—
Fixed-rate mortgage interest rate lock commitments	45	—	45	—
Forward delivery commitments	15	—	15	—
December 31, 2018
Financial assets:
Loans held for sale	$4,403	$—	$4,403	$—
AFS investments:
Obligations of states and political subdivisions	93,752	—	93,752	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,672	—	453,672	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	342,894	—	342,894	—
Subordinated corporate bonds	20,374	—	20,374	—
Equity securities - bank stock	746	—	746	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	95	—	95	—
Forward delivery commitments	32	—	32	—
FHLBB advance interest rate swaps	30	—	30	—
Financial liabilities:
Junior subordinated debt interest rate swaps	5,682	—	5,682	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	28	—	28	—
Forward delivery commitments	17	—	17	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to evaluate individually for impairment loans with a principal balance of $500,000 or more, that are classified as substandard or doubtful and are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing net realizable value, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy. At June 30, 2019 and December 31, 2018, the mortgage servicing assets were not carried at fair value.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2019, for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the six months ended June 30, 2019, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2019
Financial assets:
Collateral-dependent impaired loans	$925	$—	$—	$925
Non-financial assets:
OREO	130	—	—	130
December 31, 2018
Financial assets:
Collateral-dependent impaired loans	$522	$—	$—	$522
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
June 30, 2019
Collateral-dependent impaired loans:
Partially charged-off	$44	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	$881	Market approach appraisal of collateral	Management adjustment of appraisal	0-39%	(16%)
			Estimated selling costs	10-13%	(11%)
OREO	$130	Market approach appraisal of collateral	Management adjustment of appraisal	19%	(19%)
			Estimated selling cost	10%	(10%)
December 31, 2018
Collateral-dependent impaired loans:
Partially charged-off	$50	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	$472	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	$130	Market approach appraisal of collateral	Management adjustment of appraisal	19%	(19%)
			Estimated selling cost	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2019
Financial assets:
HTM securities	$1,304	$1,335	$—	$1,335	$—
Residential real estate loans(1)	1,029,543	1,022,119	—	—	1,022,119
Commercial real estate loans(1)	1,248,487	1,224,937	—	—	1,224,937
Commercial loans(1)(2)	452,305	444,719	—	—	444,719
Home equity loans(1)	320,544	314,030	—	—	314,030
Consumer loans(1)	23,282	21,621	—	—	21,621
Servicing assets	795	1,450	—	—	1,450
Financial liabilities:
Time deposits	$754,786	$753,533	$—	$753,533	$—
Short-term borrowings	241,647	241,400	—	241,400	—
Long-term borrowings	10,000	9,974	—	9,974	—
Subordinated debentures	58,991	49,728	—	49,728	—
December 31, 2018
Financial assets:
HTM securities	$1,307	$1,291	$—	$1,291	$—
Residential real estate loans(1)	986,795	957,957	—	—	957,957
Commercial real estate loans(1)	1,257,879	1,218,436	—	—	1,218,436
Commercial loans(1)(2)	411,479	404,805	—	—	404,805
Home equity loans(1)	324,967	317,359	—	—	317,359
Consumer loans(1)	20,390	18,969	—	—	18,969
Servicing assets	831	1,677	—	—	1,677
Financial liabilities:
Time deposits	$661,281	$654,954	$—	$654,954	$—
Short-term borrowings	270,868	270,598	—	270,598	—
Long-term borrowings	11,580	11,573	—	11,573	—
Subordinated debentures	59,067	49,060	—	49,060	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.4 billion in assets at June 30, 2019, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

Return on Average Tangible Equity: Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of intangible assets and goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and other intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common measure within the financial services industry.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income, as presented	$13,204	$12,217	$27,477	$25,037
Add: amortization of intangible assets, net of tax(1)	139	143	278	286
Net income, adjusted for amortization of intangible assets	$13,343	$12,360	$27,755	$25,323
Average equity, as presented	$455,529	$404,874	$448,318	$403,756
Less: average goodwill and other intangible assets	(98,660)	(99,377)	(98,749)	(99,472)
Average tangible equity	$356,869	$305,497	$349,569	$304,284
Return on average equity	11.63%	12.10%	12.36%	12.50%
Return on average tangible equity	15.00%	16.23%	16.01%	16.78%

(1)	Assumed a 21% tax rate.

Efficiency Ratio. The efficiency ratio represents an approximate measure of the cost required for the Company to generate a dollar of revenue. This is a common measure within the financial services industry and is a key ratio for evaluating Company performance. The efficiency ratio is calculated as the ratio of (i) total non-interest expense, adjusted for certain operating expenses, as necessary, to (ii) net interest income on a tax equivalent basis plus total non-interest income, adjusted for certain other income items, as necessary.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest expense, as presented	$23,958	$22,895	$46,741	$45,199
Net interest income, as presented	$31,573	$29,481	$63,468	$58,383
Add: effect of tax-exempt income(1)	248	257	491	511
Non-interest income, as presented	10,037	9,501	19,426	18,305
Less: net gain on sale of securities	(27)	(31)	(27)	(31)
Adjusted net interest income plus non-interest income	$41,831	$39,208	$83,358	$77,168
GAAP efficiency ratio	57.58%	58.73%	56.39%	58.94%
Non-GAAP efficiency ratio	57.27%	58.39%	56.07%	58.57%

(1)	Assumed a 21% tax rate.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. This is a common measure within the financial services industry and is used within the calculation of net interest margin on a fully-taxable equivalent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net interest income, as presented	$31,573	$29,481	$63,468	$58,383
Add: effect of tax-exempt income(1)	248	257	491	511
Net interest income, tax equivalent	$31,821	$29,738	$63,959	$58,894

(1)	Assumed a 21% tax rate.

Tangible Book Value per Share. Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill and other intangibles to (ii) total common shares outstanding at period end. Tangible book value per share is a common measure within the financial services industry to assess the value of a company, as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within the financial services industry to assess whether or not a company is highly leveraged.

(In thousands, except number of shares, per share data and ratios)	June 30, 2019	December 31, 2018
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$467,759	$435,825
Less: goodwill and other intangible assets	(98,574)	(98,927)
Tangible shareholders’ equity	$369,185	$336,898
Shares outstanding at period end	15,457,480	15,591,914
Book value per share	$30.26	$27.95
Tangible book value per share	$23.88	$21.61
Tangible Common Equity Ratio:
Total assets	$4,447,038	$4,297,435
Less: goodwill and other intangible assets	(98,574)	(98,927)
Tangible assets	$4,348,464	$4,198,508
Common equity ratio	10.52%	10.14%
Tangible common equity ratio	8.49%	8.02%

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

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements adopted during the six months ended June 30, 2019, and the impact to the consolidated financial statements, as well as the status of issued accounting pronouncements yet to be adopted and implemented.

EXECUTIVE OVERVIEW

Net income for the three and six months ended June 30, 2019 was $13.2 million and $27.5 million, respectively, representing an increase over the same periods last year of 8% and 10%. Diluted EPS increased 9% to $0.85 for the three months ended June 30, 2019, and 10% to $1.76 for the six months ended June 30, 2019, compared to the same periods last year. Other key financial metrics that we utilize to asses our financial performance over these periods include:

•	A return on average assets for the three and six months ended June 30, 2019, of 1.21% and 1.27%, respectively, compared to 1.19% and 1.24% for the same periods last year;

•	A return on average equity for the three and six months ended June 30, 2019, of 11.63% and 12.36%, respectively, compared to 12.10% and 12.50% for the same periods last year; and

•	A return on average tangible equity (non-GAAP) for the three and six months ended June 30, 2019, of 15.00% and 16.01%, respectively, compared to 16.23% and 16.78% for the same periods last year.

Net interest income for the three and six months ended June 30, 2019, increased 7% and 9%, respectively, compared to the same comparable periods last year. Over the past several years, we repositioned the Company's interest rate risk posture to be asset sensitive. As interest rates increased over the past year, our net interest margin on a fully-taxable equivalent basis expanded 1 basis point to 3.11% in the second quarter of 2019, compared to the second quarter of 2018, and 4 basis points to 3.14% for the first half of 2019, compared to the first half of 2018. In addition, strong average core deposit (non-interest checking, interest checking, savings and money market) growth for the three and six months ended June 30, 2019, of 16% over the same periods last year, enabled us to fund average loan growth of 9% over the same periods more efficiently.

As of June 30, 2019, the Company’s interest rate risk position was asset sensitive. As such, a decrease in Treasury rates and the federal funds rate is modeled to reduce net interest income through a decrease in net interest margin on a fully-taxable equivalent basis. To help limit the impact of lower interest rates on net interest income, the Company has held more fixed rate loans within its loan portfolio, for both the commercial and residential loan portfolios, added duration to our investment portfolio through recent purchases and entered into a hedge transaction of $100.0 million pay-floating, receive-fixed interest rate swap.

Asset quality throughout the first half of 2019 was very strong. At June 30, 2019 and December 31, 2018, non-performing assets to total assets was 0.34%, and the allowance for loan losses to total loans was 0.84% and 0.82%, respectively. Annualized net charge-offs to average loans for the three and six months ended June 30, 2019 were 0.03%, compared 0.04% and 0.07%, respectively, for the same periods last year. The increase in the provision for credit losses for the three and six months ended June 30, 2019 of $190,000 and $1.4 million, respectively, compared to the same periods last year was primarily due to the favorable resolution of a large commercial real estate loan in the first quarter of 2018 that resulted in the release of almost $1.0 million of provision expense.

Non-interest income for the three and six months ended June 30, 2019 increased 6%, compared to the same periods last year. We continue to be focused on the diversification of our revenue streams, and we have been able to maintain a relatively stable ratio of non-interest income to total revenue (which is the sum of net interest income and non-interest income). For the three and six months ended June 30, 2019, non-interest income was 24% and 23% of total revenues, respectively, compared to 24% for the same periods last year.

Non-interest expense for the three and six months ended June 30, 2019, increased 5% and 3%, respectively, over the same periods last year. For each period, the increase in non-interest expense was primarily driven by our investments in people and technology. We will continue to leverage these investments to drive revenue growth and create efficiencies within our processes. Our efficiency ratio (GAAP) for the three and six months ended June 30, 2019, was 57.58% and 56.39%, compared to 58.73% and 58.94% for the same periods last year. Our efficiency ratio (non-GAAP) for the three and six months ended June 30, 2019 was 57.27% and 56.07%, respectively, compared to 58.39% and 58.57% for the same periods last year.

The Company declared a dividend of $0.30 per share in the second quarter of 2019, which represented an annualized dividend yield of 2.62% as of June 28, 2019 (the last business day of the second quarter). For the six months ended June 30, 2019, we repurchased 166,778 shares of the Company's common stock, or approximately 1% shares outstanding, at a weighted-average price of $42.62 per share under the repurchase plan. As of June 30, 2019, 608,222 shares of the Company's stock were available for repurchase.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue (which is the sum of net interest income and non-interest income). For the three and six months ended June 30, 2019, net interest income accounted for 76% and 77% of total revenues, respectively, compared to 76% for the three and six months ended June 30, 2018. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income, on a fully-taxable equivalent basis, as a percentage of average interest-earning assets. Net interest margin on a fully-taxable equivalent basis for the three months ended June 30, 2019 and 2018 was 3.11% and 3.10%, respectively, and for the six months ended June 30, 2019 and 2018 was 3.14% and 3.10%, respectively.

Net interest income on a fully-taxable equivalent basis for the second quarter of 2019 was $31.8 million, representing an increase of $2.1 million, or 7%, over the same period last year. The increase was driven by an increase in interest income on a fully-taxable equivalent basis of $5.3 million, or 14%, and was partially offset by an increase in interest expense of $3.3 million, or 43%.

•
The increase in interest income on a fully-taxable equivalent basis for the second quarter of 2019 over the second quarter of 2018 was due to an increase in our interest-earning asset yield of 28 basis points to 4.18% for the second quarter of 2019, and an increase in average interest-earnings assets of $250.7 million, or 7%, over the same period. Average loan balances grew $252.2 million, or 9%, over this period to $3.1 billion for the second quarter of 2019, and our average loan yield expanded 25 basis points over this period to 4.68% for the second quarter of 2019. The increase in average yield reflects the increase in interest rates period to period as variable rate loans reprice and new loans are originated at higher rates.

•
The increase in interest expense for the second quarter of 2019 over the second quarter of 2018 was driven by the 29 basis point increase in funding cost over this period to 1.13% for the second quarter of 2019, due to the increase in market rates between periods and competition for deposits. Total average deposits, excluding brokered deposits, increased $404.0 million, or 15%, over the second quarter of 2018 to $3.2 billion for the second quarter of 2019 with checking account growth of $292.6 million, or 22%. The growth in average deposit balances and higher interest rates between periods of 38 basis points drove an increase in interest expense on deposits, excluding brokered deposits, between periods of $3.5 million, or 104%. Strong average deposit growth resulted in lower borrowing levels for the second quarter of 2019, with a decrease in average borrowings of $183.7 million, or 21%, between periods

Net interest income on a fully-taxable equivalent basis for the six months ended June 30, 2019, was $64.0 million, representing an increase of $5.1 million, or 9%, over the same period last year. The increase was driven by an increase in interest income on a fully-taxable equivalent basis of $12.1 million, or 17%, and was partially offset by an increase in interest expense of $7.0 million, or 50%.

•
The increase in interest income on a fully-taxable equivalent basis for the six months ended June 30, 2019, over the same period last year was due to an increase in our interest-earning asset yield of 35 basis points to 4.19% for the six months ended June 30, 2019, and an increase in average interest-earnings assets of $262.5 million, or 7%, over the same period. Average loan balances grew $260.9 million, or 9%, over this period to $3.1 billion for the six months ended June 30, 2019, and our average loan yield expanded 32 basis points over this period to 4.69% for the six months ended June 30, 2019. The increase in average yield reflects the increase in interest rates period to period as variable rate loans reprice and new loans are originated at higher rates.

•
The increase in interest expense for the six months ended June 30, 2019 over the same period last year was driven by the 32 basis point increase in funding cost over this period to 1.10% for the six months ended June 30, 2019 due to the increase in market interest rates between periods and competition for deposits. Total average deposits, excluding brokered deposits, increased $375.9 million, or 14%, to $3.1 billion for the six months ended June 30, 2019 with checking account growth of $291.1, or 22%. The growth in average deposit balances and higher interest rates between periods of 37 basis points drove an increase in interest expense on deposits, excluding brokered deposits, between periods of $6.6 million, or 107%. Strong average deposit growth resulted in lower borrowing levels for the six months ended June 30, 2019, with a decrease in average borrowings of $149.5 million, or 17%, between periods.

The following tables present average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$59,901	$355	2.34%	$58,500	$232	1.57%
Investments - taxable	839,714	5,366	2.56%	834,675	4,832	2.32%
Investments - nontaxable(1)	90,087	790	3.51%	98,015	832	3.40%
Loans(2):
Residential real estate	1,032,215	11,200	4.34%	884,977	9,297	4.20%
Commercial real estate	1,255,172	14,840	4.68%	1,180,421	12,987	4.35%
Commercial(1)	389,166	4,639	4.72%	351,711	3,928	4.42%
Municipal(1)	20,117	179	3.56%	21,993	172	3.13%
Consumer and home equity	347,141	4,732	5.47%	340,782	4,254	5.01%
HPFC	29,472	584	7.83%	41,182	812	7.80%
Total loans	3,073,283	36,174	4.68%	2,821,066	31,450	4.43%
Total interest-earning assets	4,062,985	42,685	4.18%	3,812,256	37,346	3.90%
Cash and due from banks	40,835			45,836
Other assets	300,256			272,314
Less: ALL	(25,487)			(23,398)
Total assets	$4,378,589			$4,107,008
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$485,724	$—	—%	$464,164	$—	—%
Interest checking	1,110,567	2,791	1.01%	839,510	973	0.47%
Savings	476,104	104	0.09%	483,192	75	0.06%
Money market	581,638	1,863	1.28%	507,545	1,042	0.82%
Certificates of deposit	516,972	2,064	1.60%	472,637	1,246	1.06%
Total deposits	3,171,005	6,822	0.86%	2,767,048	3,336	0.48%
Borrowings:
Brokered deposits	370,448	2,334	2.53%	239,105	1,123	1.89%
Customer repurchase agreements	246,935	799	1.30%	247,789	639	1.03%
Subordinated debentures	58,985	823	5.60%	58,970	851	5.79%
Other borrowings	15,940	86	2.17%	330,096	1,659	2.02%
Total borrowings	692,308	4,042	2.34%	875,960	4,272	1.96%
Total funding liabilities	3,863,313	10,864	1.13%	3,643,008	7,608	0.84%
Other liabilities	59,747			59,126
Shareholders' equity	455,529			404,874
Total liabilities & shareholders' equity	$4,378,589			$4,107,008
Net interest income (fully-taxable equivalent)		31,821			29,738
Less: fully-taxable equivalent adjustment		(248)			(257)
Net interest income		$31,573			$29,481
Net interest rate spread (fully-taxable equivalent)			3.05%			3.06%
Net interest margin (fully-taxable equivalent)			3.11%			3.10%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.07%			3.04%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended June 30, 2019 and 2018, totaling $439,000 and $578,000, respectively.

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Six Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$48,301	$552	2.27%	$55,254	$416	1.50%
Investments - taxable	845,583	10,814	2.56%	830,624	9,420	2.27%
Investments - nontaxable(1)	92,386	1,606	3.48%	98,783	1,683	3.41%
Loans(2):
Residential real estate	1,020,316	22,038	4.32%	872,947	18,156	4.16%
Commercial real estate	1,268,264	30,006	4.71%	1,176,034	25,287	4.28%
Commercial(1)	379,552	8,983	4.71%	350,842	7,665	4.35%
Municipal(1)	17,738	315	3.58%	19,648	313	3.22%
Consumer and home equity	347,097	9,403	5.46%	340,929	8,253	4.88%
HPFC	30,814	1,220	7.87%	42,462	1,685	7.89%
Total loans	3,063,781	71,965	4.69%	2,802,862	61,359	4.37%
Total interest-earning assets	4,050,051	84,937	4.19%	3,787,523	72,878	3.84%
Cash and due from banks	40,600			44,164
Other assets	293,114			273,442
Less: ALL	(25,135)			(23,799)
Total assets	$4,358,630			$4,081,330
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$488,040	$—	—%	$458,428	$—	—%
Interest checking	1,098,003	5,411	0.99%	836,477	1,748	0.42%
Savings	480,849	199	0.08%	488,397	152	0.06%
Money market	582,158	3,603	1.25%	497,670	1,832	0.74%
Certificates of deposit	480,244	3,529	1.48%	472,426	2,415	1.03%
Total deposits	3,129,294	12,742	0.82%	2,753,398	6,147	0.45%
Borrowings:
Brokered deposits	388,045	4,837	2.51%	238,988	2,061	1.74%
Customer repurchase agreements	242,740	1,528	1.27%	242,452	1,062	0.88%
Subordinated debentures	58,996	1,540	5.26%	58,950	1,698	5.81%
Other borrowings	30,237	331	2.21%	329,124	3,016	1.85%
Total borrowings	720,018	8,236	2.31%	869,514	7,837	1.82%
Total funding liabilities	3,849,312	20,978	1.10%	3,622,912	13,984	0.78%
Other liabilities	61,000			54,662
Shareholders' equity	448,318			403,756
Total liabilities & shareholders' equity	$4,358,630			$4,081,330
Net interest income (fully-taxable equivalent)		63,959			58,894
Less: fully-taxable equivalent adjustment		(491)			(511)
Net interest income		$63,468			$58,383
Net interest rate spread (fully-taxable equivalent)			3.09%			3.06%
Net interest margin (fully-taxable equivalent)			3.14%			3.10%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.10%			3.04%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the six months ended June 30, 2019 and 2018, totaling $829,000 and $1.1 million, respectively.

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

	For The Three Months Ended June 30, 2019 vs. June 30, 2018			For The Six Months Ended June 30, 2019 vs. June 30, 2018
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate(1)		Volume	Rate(2)
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$5	$118	$123	$(52)	$188	$136
Investments – taxable	29	505	534	170	1,224	1,394
Investments – nontaxable	(67)	25	(42)	(109)	32	(77)
Residential real estate	1,546	357	1,903	3,065	817	3,882
Commercial real estate	822	1,031	1,853	1,985	2,734	4,719
Commercial	418	293	711	628	690	1,318
Municipal	(15)	22	7	(30)	32	2
Consumer and home equity	79	399	478	149	1,001	1,150
HPFC	(231)	3	(228)	(462)	(3)	(465)
Total interest income	2,586	2,753	5,339	5,344	6,715	12,059
Interest-bearing liabilities:
Interest checking	318	1,500	1,818	545	3,118	3,663
Savings	(1)	30	29	(2)	49	47
Money market	151	670	821	310	1,461	1,771
Certificates of deposit	117	701	818	40	1,074	1,114
Brokered deposits	619	592	1,211	1,286	1,490	2,776
Customer repurchase agreements	(2)	162	160	1	465	466
Subordinated debentures	—	(28)	(28)	1	(159)	(158)
Other borrowings	(1,582)	9	(1,573)	(2,742)	57	(2,685)
Total interest expense	(380)	3,636	3,256	(561)	7,555	6,994
Net interest income (fully-taxable equivalent)	$2,966	$(883)	$2,083	$5,905	$(840)	$5,065

(1)
Presented within increase (decrease) due to rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was a decrease in net interest income on a fully-taxable equivalent basis of $140,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans.

(2)
Presented within increase (decrease) due to rate for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was a decrease in net interest income on a fully-taxable equivalent basis of $307,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans.

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

The provision for loan losses for the second quarter of 2019, was $1.2 million, compared to $990,000 for the second quarter of 2018. For the six months ended June 30, 2019 the provision for loan losses was $1.9 million, compared to $490,000 for the same period last year. This increase for each comparable period was primarily due to loan growth of $232.8 million, or 8% at June 30, 2019, over the last twelve months. The increase in provision for loan losses for the six months ended June 30, 2019, compared to the same period last year, was also due to the favorable resolution of a large commercial real estate loan in the first half of 2018 that was previously on non-accrual, which resulted in the reversal of $968,000 of provision for loan loss expense previously provided for.

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

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Debit card income	$2,281	$2,126	$155	7%	$4,291	$4,055	$236	6%
Service charges on deposit accounts	2,209	2,069	140	7%	4,232	4,036	196	5%
Mortgage banking income, net	1,742	1,609	133	8%	2,994	3,000	(6)	—%
Income from fiduciary services	1,545	1,407	138	10%	2,937	2,690	247	9%
Brokerage and insurance commissions	732	685	47	7%	1,317	1,335	(18)	(1)%
Bank-owned life insurance	603	609	(6)	(1)%	1,197	1,217	(20)	(2)%
Customer loan swap fees(1)	285	180	105	58%	810	267	543	203%
Net gain on sale of securities	27	31	(4)	(13)%	27	31	(4)	(13)%
Other income	613	785	(172)	(22)%	1,621	1,674	(53)	(3)%
Total non-interest income	$10,037	$9,501	$536	6%	$19,426	$18,305	$1,121	6%
Non-interest income as a percentage of total revenues	24%	24%			23%	24%

(1)
Customer loan swap fees: The increase for the three and six months ended June 30, 2019, was driven by strong originations of commercial real estate loans that participated in the back-to-back loan swap program of $22.5 million and $63.3 million, respectively, compared to $12.5 million and $21.2 million for the same periods last year.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Salaries and employee benefits(1)	$13,461	$12,728	$733	6%	$26,439	$25,290	$1,149	5%
Furniture, equipment and data processing	2,723	2,549	174	7%	5,403	5,135	268	5%
Net occupancy costs	1,639	1,625	14	1%	3,553	3,498	55	2%
Consulting and professional fees	974	1,116	(142)	(13)%	1,787	1,920	(133)	(7)%
Debit card expense	883	776	107	14%	1,706	1,506	200	13%
Regulatory assessments	437	501	(64)	(13)%	909	1,000	(91)	(9)%
Amortization of intangible assets	176	181	(5)	(3)%	352	362	(10)	(3)%
Other real estate owned and collection costs, net(2)	409	251	158	63%	102	326	(224)	(69)%
Other expenses	3,256	3,168	88	3%	6,490	6,162	328	5%
Total non-interest expense	$23,958	$22,895	$1,063	5%	$46,741	$45,199	$1,542	3%
GAAP efficiency ratio	57.58%	58.73%			56.39%	58.94%
Non-GAAP efficiency ratio	57.27%	58.39%			56.07%	58.57%
(1) Salaries and employee benefits: The increase for the three and six months ended June 30, 2019, was primarily driven by an increase in the number of employees, annual merit increases, and an increase in employee insurance program costs.

(2)
Other real estate owned and collection costs, net: The increase for the second quarter of 2019, compared to the second quarter of 2018, was largely driven by $360,000 of expense recorded in the second quarter of 2019 pertaining to one matter. Otherwise, OREO and collection costs for the second quarter of 2019 were favorable, compared to the same period last year, driven by continued strong asset quality.

The decrease for the six months ended June 30, 2019, compared to the same period last year, reflects our strong asset quality and certain successes we have had obtaining reimbursement upon settlement of loan-related matters.

FINANCIAL CONDITION

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities we have designated as AFS, debt securities we have designated as HTM and common stock of the FHLBB, FRB and certain banks. Investments increased $6.4 million, or 1%, at June 30, 2019 as compared to December 31, 2018. The increase was attributable to:

•	The purchase of $102.4 million of investments in the first half of 2019.

•
A net increase in the fair value of the AFS debt securities portfolio of $27.8 million driven by the change in general market conditions, specifically a decrease in long-term interest rates at June 30, 2019, compared to December 31, 2018.

•	Partially offset by paydowns and calls of $122.4 million.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2019 and December 31, 2018, our investment in FHLBB stock totaled $5.5 million and $8.6 million, respectively, and our investment in FRB stock was $5.4 million at each date.

The Company monitors its investments for the presence of OTTI. For debt securities, which made up 99% of our investment portfolio at June 30, 2019, the primary consideration in determining OTTI impairment is whether or not the Bank expects to collect all contractual cash flows.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at June 30, 2019, compared to December 31, 2018, remains relatively unchanged and well positioned to provide a stable source of cash flow. At June 30, 2019, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.0 years, compared to 4.1 years at December 31, 2018. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against falling rates.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 76% and 77% of the loan portfolio as of June 30, 2019 and December 31, 2018, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 12% and 6%, respectively, of our total loan portfolio as of June 30, 2019, compared to 10% and 7%, respectively, as of December 31, 2018.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	June 30, 2019	December 31, 2018	Change
(Dollars in thousands)			($)	(%)
Residential real estate	$1,035,792	$992,866	$42,926	4%
Commercial real estate	1,260,639	1,269,533	(8,894)	(1)%
Commercial	428,676	381,780	46,896	12%
Consumer and home equity	347,201	348,387	(1,186)	—%
HPFC	28,016	33,656	(5,640)	(17)%
Total loans	$3,100,324	$3,026,222	$74,102	2%
Commercial Loan Portfolio	$1,717,331	$1,684,969	$32,362	2%
Retail Loan Portfolio	$1,382,993	$1,341,253	$41,740	3%
Commercial Portfolio Mix	55%	56%
Retail Portfolio Mix	45%	44%

For the six months ended June 30, 2019, we originated $213.4 million of residential mortgages, with 57% of these originations held in the portfolio, compared to residential mortgage originations of $224.5 million with 53% of the production held in the portfolio, for the same period last year. As we expand our residential mortgage lending teams in Southern Maine and Massachusetts, we are originating more jumbo 1-4 family residential mortgages, including investor-owned 1-4 family residential properties in a first lien position, which are generally held within our loan portfolio.

The commercial real estate loan portfolio decreased during the first half of 2019, despite strong commercial real estate loan production, due to elevated loan prepayments that were twice our normal rate, including a $39.2 million payout financed directly by a government-sponsored entity. We do not anticipate this elevated loan prepayment activity within the commercial real estate loan portfolio to continue through the remainder of 2019.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans:
Residential real estate	$5,566	$5,492
Commercial real estate	1,590	1,380
Commercial	785	1,279
Consumer and home equity	3,039	1,861
HPFC	465	518
Total non-accrual loans	11,445	10,530
Accruing loans past due 90 days	14	14
Accruing TDRs not included above	3,511	3,893
Total non-performing loans	14,970	14,437
Other real estate owned	130	130
Total non-performing assets	$15,100	$14,567
Non-accrual loans to total loans	0.37%	0.35%
Non-performing loans to total loans	0.48%	0.48%
ALL to non-performing loans	174.77%	171.17%
Non-performing assets to total assets	0.34%	0.34%
ALL to non-performing assets	173.26%	169.64%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2019, potential problem loans amounted to $2.4 million, or 0.08% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the date indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Accruing loans 30-89 days past due:
Residential real estate	$2,536	$4,833
Commercial real estate	3,378	2,130
Commercial	1,400	169
Consumer and home equity	907	1,467
HPFC	171	183
Total	$8,392	$8,782
Accruing loans 30-89 days past due to total loans	0.27%	0.29%

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2018
(Dollars in thousands)	2019	2018	2019	2018
ALL at the beginning of the period	$25,201	$22,990	$24,712	$24,171	$24,171
Provision for loan losses	1,175	990	1,925	490	845
Charge-offs:
Residential real estate	14	85	25	116	173
Commercial real estate	—	86	65	512	512
Commercial	217	127	453	298	736
Consumer and home equity	40	91	64	266	572
HPFC	—	—	—	—	255
Total charge-offs	271	389	607	1,192	2,248
Recoveries:
Residential real estate	2	15	4	15	90
Commercial real estate	3	2	7	15	28
Commercial	49	58	111	120	1,770
Consumer and home equity	4	2	11	49	55
HPFC	—	—	—	—	1
Total recoveries	58	77	133	199	1,944
Net charge-offs	213	312	474	993	304
ALL at the end of the period	$26,163	$23,668	$26,163	$23,668	$24,712
Components of allowance for credit losses:
Allowance for loan losses	$26,163	$23,668	$26,163	$23,668	$24,712
Liability for unfunded credit commitments	14	16	14	16	22
Balance of allowance for credit losses at end of the period	$26,177	$23,684	$26,177	$23,684	$24,734
Net charge-offs (annualized) to average loans	0.03%	0.04%	0.03%	0.07%	0.01%
Provision for loan losses (annualized) to average loans	0.15%	0.14%	0.13%	0.04%	0.03%
ALL to total loans	0.84%	0.83%	0.84%	0.83%	0.82%
ALL to non-performing loans	174.77%	119.48%	174.77%	119.48%	171.17%

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

We believe the ALL of $26.2 million, or 0.84% of total loans and 174.77% of total non-performing loans, at June 30, 2019 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity.
Deposits and Borrowings. Total deposits increased 4% since December 31, 2018, to $3.6 billion at June 30, 2019. Strong deposit growth in the first half of 2019 drove a 9% decrease in total borrowings and improved the Company's loan-to-deposit ratio to 86% at June 30, 2019, compared to 87% at December 31, 2018.

•
In the first half of 2019, core deposits grew 1% and CDs grew 23%. In the second quarter of 2019, one large depositor shifted $70.0 million of funding from interest checking to CDs. Adjusted for this shift of funding between deposit accounts, core deposits grew 4% and CDs grew 8% over the first half of 2019.

Shareholders' Equity. On January 22, 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2018. The repurchase program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of June 30, 2019, 166,778 shares of Company common stock were repurchased at an average price of $42.62 per share and 608,222 shares were available for repurchase.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2018
	2019	2018
Financial Ratios
Average equity to average assets	10.29%	9.89%	9.93%
Common equity ratio	10.52%	9.75%	10.14%
Tangible common equity ratio (non-GAAP)	8.49%	7.56%	8.02%
Dividend payout ratio	34.09%	34.29%	33.85%
Per Share Data
Book value per share	$30.26	$26.25	$27.95
Tangible book value per share (non-GAAP)	23.88	19.87	21.61
Dividends declared per share	0.60	0.55	1.15
Refer to "Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2019 and December 31, 2018, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2019, average deposits (excluding brokered deposits) of $3.1 billion increased $375.9 million, or 14%, compared to the same period last year. Average core deposits of $2.6 billion for the six months ended June 30, 2019, increased $368.1 million, or 16%, compared to the same period a year ago. Included within our average money market deposits for the six months ended June 30, 2019, were $67.8 million of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2019, average total borrowings (including brokered deposits) decreased $149.5 million, or 17%, to $720.0 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $109.1 million as of June 30, 2019. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 20, 2019.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $467.8 million and $435.8 million at June 30, 2019 and December 31, 2018, respectively, which amounted to 11% and 10% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the six months ended June 30, 2019.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $9.3 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2019 and 2018, the Bank declared dividends payable to the Company in the amount of $14.4 million and $12.9 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Our share repurchase program is an important part of our capital management strategy. As of June 30, 2019, we repurchased 166,778 shares of the Company's common stock at a weighted average price of $42.62 per share, and 608,222 shares remained available under the program authorized by the Board of Directors on January 22, 2019, which authorizes the purchase of up to 775,000 shares. The repurchase program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At June 30, 2019 and December 31, 2018, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Refer to Note 8 of the consolidated financial statements for additional details.

At June 30, 2019, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$737,371	$311,117	$76,400	$12,789	$337,065
Standby letters of credit	5,887	4,156	458	—	1,273
Customer loan swaps - notional value	818,514	—	15,177	78,446	724,891
Interest rate swap on loans - notional value	100,000	—	—	100,000	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Fixed-rate mortgage interest rate lock commitments - notional value	34,814	34,814	—	—	—
Forward delivery commitments - notional value	13,088	13,088	—	—	—
Total	$1,752,674	$363,175	$102,035	$191,235	$1,096,229

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At June 30, 2019, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$17,256	$1,414	$2,565	$2,445	$10,832
Finance leases	2,879	174	348	348	2,009
FHLBB advances - other	10,000	10,000	—	—	—
Retail repurchase agreements	241,647	241,647	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,660	—	—	—	14,660
Other contractual obligations	1,576	1,576	—	—	—
Total	$332,349	$254,811	$2,913	$2,793	$71,832

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

For the six months ended June 30, 2019, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019 and 2018, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2019	June 30, 2018
Year 1
+200 basis points	(0.49)%	0.03%
-100 basis points	(0.47)%	(0.65)%
-200 basis points(1)	(1.07)%	Not measured
Year 2
+200 basis points	5.10%	8.69%
-100 basis points	(2.81)%	(2.21)%
-200 basis points(1)	(8.40)%	Not measured

(1)	The down 200 basis point scenario was not performed as part of the Company's June 30, 2018 net interest income sensitivity analysis given market interest rates at that time.

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

If rates remain at or near current levels, net interest income is projected to increase marginally as assets redeploy into higher yields while funding costs remain relatively unchanged. Beyond the first year, net interest income increases slightly. If rates decrease 200 basis points, net interest income is projected to trend slightly below current levels as funding cost reductions mitigate asset yield pressure. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds is exhausted. If rates increase 200 basis points, net interest income is projected to decrease slightly in the first year due to pressure on funding costs outpacing asset yields. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases subside.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of June 30, 2019, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $100.0 million of notional interest rate swap agreements to mitigate exposure to falling interest rates, and $409.3 million of notional interest rate swap agreements related to our commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management

ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 8 for further discussion of these derivative instruments.

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
101*
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL: (i) Consolidated Statements of Condition - June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 8, 2019
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	August 8, 2019
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and Principal Financial & Accounting Officer