Form 10-Q
period 2019-09-30
CAMDEN NATIONAL CORP
filed 2019-11-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 30, 2019:  Common stock (no par value) 15,192,799 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$63,620	$52,240
Interest-bearing deposits in other banks (including restricted cash)	73,912	14,759
Total cash, cash equivalents and restricted cash	137,532	66,999
Investments:
Available-for-sale securities, at fair value (book value of $903,988 and $933,399, respectively)	913,523	910,692
Held-to-maturity securities, at amortized cost (fair value of $1,352 and $1,291, respectively)	1,303	1,307
Other investments	11,618	14,679
Total investments	926,444	926,678
Loans held for sale, at fair value (book value of $16,630 and $4,314, respectively)	16,449	4,403
Loans	3,110,634	3,026,222
Less: allowance for loan losses	(25,688)	(24,712)
Net loans	3,084,946	3,001,510
Goodwill	94,697	94,697
Other intangible assets	3,701	4,230
Bank-owned life insurance	91,729	89,919
Premises and equipment, net	40,930	42,495
Deferred tax assets	15,656	23,053
Other assets	108,231	43,451
Total assets	$4,520,315	$4,297,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$573,621	$496,729
Interest checking	1,147,627	1,023,373
Savings and money market	1,105,290	1,137,356
Certificates of deposit	541,199	443,912
Brokered deposits	250,226	363,104
Total deposits	3,617,963	3,464,474
Short-term borrowings	273,454	270,868
Long-term borrowings	10,000	11,580
Subordinated debentures	59,005	59,067
Accrued interest and other liabilities	88,221	55,621
Total liabilities	4,048,643	3,861,610
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,224,903 and 15,591,914 on September 30, 2019 and December 31, 2018, respectively	142,215	158,215
Retained earnings	330,340	302,030
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale debt securities, net of tax	7,484	(17,826)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(6,355)	(4,437)
Net unrecognized losses on postretirement plans, net of tax	(2,012)	(2,157)
Total accumulated other comprehensive loss	(883)	(24,420)
Total shareholders’ equity	471,672	435,825
Total liabilities and shareholders’ equity	$4,520,315	$4,297,435
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2019	2018	2019	2018
Interest Income
Interest and fees on loans	$36,207	$32,813	$108,020	$94,014
Taxable interest on investments	4,794	4,408	14,729	13,019
Nontaxable interest on investments	675	659	1,943	1,989
Dividend income	158	367	562	997
Other interest income	686	310	1,712	905
Total interest income	42,520	38,557	126,966	110,924
Interest Expense
Interest on deposits	8,963	5,255	26,542	13,463
Interest on borrowings	801	2,021	2,660	6,099
Interest on subordinated debentures	833	858	2,373	2,556
Total interest expense	10,597	8,134	31,575	22,118
Net interest income	31,923	30,423	95,391	88,806
Provision for credit losses	730	354	2,647	840
Net interest income after provision for credit losses	31,193	30,069	92,744	87,966
Non-Interest Income
Debit card income	2,432	2,173	6,723	6,228
Service charges on deposit accounts	1,970	2,072	6,202	6,108
Mortgage banking income, net	2,668	1,758	5,662	4,758
Income from fiduciary services	1,444	1,339	4,381	4,029
Brokerage and insurance commissions	625	615	1,942	1,950
Bank-owned life insurance	613	606	1,810	1,823
Customer loan swap fees	109	288	919	555
Net gain on sale of securities	1	664	28	695
Other income	877	877	2,498	2,551
Total non-interest income	10,739	10,392	30,165	28,697
Non-Interest Expense
Salaries and employee benefits	13,604	13,143	40,043	38,433
Furniture, equipment and data processing	2,708	2,575	8,111	7,710
Net occupancy costs	1,710	1,614	5,263	5,112
Consulting and professional fees	892	958	2,679	2,878
Debit card expense	960	833	2,666	2,339
Regulatory assessments	182	447	1,091	1,447
Amortization of intangible assets	177	182	529	544
Other real estate owned and collection costs, net	251	239	353	565
Other expenses	3,264	3,175	9,754	9,337
Total non-interest expense	23,748	23,166	70,489	68,365
Income before income tax expense	18,184	17,295	52,420	48,298
Income tax expense	3,696	3,238	10,455	9,204
Net Income	$14,488	$14,057	$41,965	$39,094
Per Share Data
Basic earnings per share	$0.94	$0.90	$2.70	$2.50
Diluted earnings per share	$0.94	$0.90	$2.70	$2.50
Weighted average number of common shares outstanding	15,339,093	15,580,782	15,482,765	15,565,355
Diluted weighted average number of common shares outstanding	15,381,928	15,638,986	15,522,501	15,621,400
Cash dividends declared per share	$0.30	$0.30	$0.90	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net Income	$14,488	$14,057	$41,965	$39,094
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities:
Net change in unrealized gains (losses) on available-for-sale securities, net of tax of ($978), $1,084, ($6,938) and $3,958, respectively	3,573	(3,959)	25,332	(18,467)
Net reclassification adjustment for net (gains) losses included in net income, net of tax of $0, ($59), $6 and ($66), respectively(1)	(1)	216	(22)	240
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	3,572	(3,743)	25,310	(18,227)
Net change in unrealized losses on cash flow hedging derivatives:
Net change in unrealized losses on cash flow hedging derivatives, net of tax of $84, ($127), $667 and ($556), respectively	(310)	462	(2,438)	2,031
Net reclassification adjustment for effective portion of cash flow hedges, net of tax of ($73), ($68), ($142) and ($143), respectively(2)	269	139	520	522
Net change in unrealized losses on cash flow hedging derivatives, net of tax	(41)	601	(1,918)	2,553
Reclassification of amortization of net unrecognized actuarial loss and prior service cost, net of tax of ($13), ($31), ($39) and ($94), respectively(3)	49	115	145	347
Other comprehensive income (loss)	3,580	(3,027)	23,537	(15,327)
Comprehensive Income	$18,068	$11,030	$65,502	$23,767

(1)	Reclassified into the consolidated statements of income within net gain on sale of securities.

(2)	Reclassified into the consolidated statements of income within interest and fees on loans, interest on borrowings and subordinated debentures.

(3)	Reclassified into the consolidated statements of income within salaries and employee benefits and other expenses.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2018	15,576,249	$157,494	$283,372	$(32,047)	$408,819
Net income	—	—	14,057	—	14,057
Other comprehensive loss, net of tax	—	—	—	(3,027)	(3,027)
Stock-based compensation expense	—	394	—	—	394
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	8,277	131	—	—	131
Cash dividends declared ($0.30 per share)	—	—	(4,688)	—	(4,688)
Balance at September 30, 2018	15,584,526	$158,019	$292,741	$(35,074)	$415,686
Balance at June 30, 2019	15,457,480	$151,801	$320,421	$(4,463)	$467,759
Net income	—	—	14,488	—	14,488
Other comprehensive income, net of tax	—	—	—	3,580	3,580
Stock-based compensation expense	—	429	—	—	429
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	4,858	51	—	—	51
Common stock repurchased	(237,435)	(10,066)	—	—	(10,066)
Cash dividends declared ($0.30 per share)	—	—	(4,569)	—	(4,569)
Balance at September 30, 2019	15,224,903	$142,215	$330,340	$(883)	$471,672

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2017	15,524,704	$156,904	$266,723	$(20,214)	$403,413
Cumulative-effect adjustment — ASU 2016-01(1)	—	—	198	(198)	—
Cumulative-effect adjustment — ASU 2017-12(2)	—	—	—	665	665
Net income	—	—	39,094	—	39,094
Other comprehensive loss, net of tax(1)	—	—	—	(15,327)	(15,327)
Stock-based compensation expense	—	1,405	—	—	1,405
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	59,822	(290)	—	—	(290)
Cash dividends declared ($0.85 per share)	—	—	(13,274)	—	(13,274)
Balance at September 30, 2018	15,584,526	$158,019	$292,741	$(35,074)	$415,686
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment — ASU 2016-02(3)	—	—	254	—	254
Net income	—	—	41,965	—	41,965
Other comprehensive income, net of tax	—	—	—	23,537	23,537
Stock-based compensation expense	—	1,364	—	—	1,364
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	37,202	(190)	—	—	(190)
Common stock repurchased	(404,213)	(17,174)	—	—	(17,174)
Cash dividends declared ($0.90 per share)	—	—	(13,909)	—	(13,909)
Balance at September 30, 2019	15,224,903	$142,215	$330,340	$(883)	$471,672

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

(3)	Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, on a modified-retrospective basis. Refer to Note 2 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating Activities
Net Income	$41,965	$39,094
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(176,782)	(157,736)
Proceeds from the sale of mortgage loans	168,394	159,740
Gain on sale of mortgage loans, net of origination costs	(3,928)	(4,126)
Provision for credit losses	2,647	840
Depreciation and amortization expense	2,889	2,845
Investment securities amortization and accretion, net	2,148	2,428
Stock-based compensation expense	1,364	1,405
Amortization of intangible assets	529	544
Purchase accounting accretion, net	(1,180)	(1,484)
Increase in other assets	(32,299)	(6,173)
(Decrease) increase in other liabilities	(2,897)	16,170
Net cash provided by operating activities	2,850	53,547
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	247,991	135,282
Purchase of available-for-sale securities	(220,696)	(148,842)
Proceeds from maturities of held-to-maturity securities	—	750
Net increase in loans	(85,817)	(126,860)
Purchase of Federal Home Loan Bank stock	(4,340)	(9,391)
Proceeds from sale of Federal Home Loan Bank stock	7,463	16,943
Purchase of premises and equipment	(2,378)	(2,879)
Proceeds from the sale of premises and equipment	—	749
Proceeds from other investments	—	205
Recoveries of previously charged-off loans	228	361
Proceeds from the sale of other real estate owned	554	—
Net cash used by investing activities	(56,995)	(133,682)
Financing Activities
Net increase in deposits	153,539	220,376
Net proceeds from (repayments of) borrowings less than 90 days	2,586	(132,098)
Common stock repurchases	(17,174)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(190)	(290)
Cash dividends paid on common stock	(14,004)	(12,482)
Finance lease payments	(79)	—
Net cash provided by financing activities	124,678	75,506
Net increase (decrease) in cash, cash equivalents and restricted cash	70,533	(4,629)
Cash, cash equivalents, and restricted cash at beginning of period	66,999	102,971
Cash, cash equivalents and restricted cash at end of period	$137,532	$98,342
Supplemental information
Interest paid	$31,402	$21,434
Income taxes paid	9,785	8,926
Transfer from loans to other real estate owned	543	55

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2019 and December 31, 2018, the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I; these entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2019, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted

The Company adopted the following accounting standards in 2019, and such standards have been accounted for and presented within the accompanying consolidated financial statements for the three and nine months ended September 30, 2019 as follows:

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

Accounting Standards Issued

The following are recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), updated by ASU No. 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements to Topic 326 ("ASU 2018-19"), and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). In June 2016, the FASB issued ASU 2016-13 to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for the Company, and the Company will adopt the ASU, for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the guidance using a modified-retrospective approach, whereby a cumulative-effect adjustment will be made to retained earnings upon adoption. The Company will use a prospective transition approach for debt securities for which an OTTI had been recognized before the effective date, as applicable.

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

While the Company continues to prepare for the adoption of ASU 2016-13 on January 1, 2020, it recognizes that changes to the consolidated financial statements upon adoption are imminent as the ASU requires:

•
A change in the Company's assessment of its ALL and allowance on certain unused commitments and guarantees as it will transition from an incurred loss model to an expected loss model, which may result in an increase in the ALL upon adoption and may negatively impact the Company and Bank's regulatory capital ratios. Furthermore, upon adoption of the ASU, the amount and timing of provision for credit losses and related allowance for credit losses may change, impacting net income and shareholders' equity in those periods.

•	An allowance on the expected losses over the life of the Company's HTM investments to be recorded upon adoption, which may reduce the carrying value of these securities.

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

In 2015, the Company began its preparation for ASU 2016-13, understanding the significance of the standard and its potential impact to its consolidated financial statements and the financial industry. Although the Company continues to review, validate and refine its loss methodologies in accordance with ASU 2016-13, as well as review, assess and refine its control environment to accommodate the requirements of ASU 2016-13, it has completed certain critical tasks and components as it prepares for adoption on January 1, 2020, such as the assessment and validation of critical data points. At this time, the Company does not have an estimated financial impact of adoption to its consolidated financial statements. The Company will disclose the impact of the adoption of ASU 2016-03 in its year ending December 31, 2019 annual report on Form 10-K as it pertains to the Company's loan portfolio and certain unfunded commitments and guarantees. Upon adoption of ASU 2016-13, the Company does not believe the change in accounting for HTM investments will have a material impact on the Company's consolidated financial statements as the Company's HTM investment portfolio is immaterial at September 30, 2019. Should the make-up of the Company's HTM investment portfolio change in the fourth quarter of 2019, then the impact of the ASU could become more significant.

The Company continues to monitor and assess exposure drafts produced by the FASB pertaining to ASU 2016-13.

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"): In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, in accordance with ASU 2017-04, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). ASU 2017-04 will be effective for the Company, and will be adopted by the Company, on January 1, 2020 and will be applied prospectively. The Company does not expect the ASU to have a material impact on the consolidated financial statements upon adoption.

The Company continues to monitor and assess exposure drafts produced by the FASB pertaining to this topic.

NOTE 3 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM investments, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$109,519	$2,649	$(169)	$111,999
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	449,112	5,799	(838)	454,073
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	335,797	3,653	(1,734)	337,716
Subordinated corporate bonds	9,560	175	—	9,735
Total AFS investments	$903,988	$12,276	$(2,741)	$913,523
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,303	$49	$—	$1,352
Total HTM investments	$1,303	$49	$—	$1,352
December 31, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$94,430	$216	$(894)	$93,752
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	466,613	583	(13,524)	453,672
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	351,958	1,007	(10,071)	342,894
Subordinated corporate bonds	20,398	23	(47)	20,374
Total AFS investments	$933,399	$1,829	$(24,536)	$910,692
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,307	$8	$(24)	$1,291
Total HTM investments	$1,307	$8	$(24)	$1,291

Net unrealized gains on AFS investments reported within AOCI at September 30, 2019, were $7.5 million, net of a deferred tax liability of $2.0 million. Net unrealized losses on AFS investments reported within AOCI at December 31, 2018, were $17.8 million, net of a deferred tax benefit of $4.9 million.

Impaired AFS and HTM Investments:
Quarterly, management reviews the Company’s AFS and HTM investments to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, and recoverability of invested amount over a reasonable period of time, and the length of time the security is in a loss position, for example, are applied in determining OTTI. Once a decline in value is determined to be other-than-temporary, the cost basis of the security is permanently reduced and a corresponding charge to earnings is recognized.

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position that was considered temporary, by length of time that an individual security in each category has been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
AFS Investments:
Obligations of states and political subdivisions	9	$24,439	$(169)	$—	$—	$24,439	$(169)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	40	36,108	(50)	86,109	(788)	122,217	(838)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	29	34,972	(85)	73,709	(1,649)	108,681	(1,734)
Total AFS investments	78	$95,519	$(304)	$159,818	$(2,437)	$255,337	$(2,741)
December 31, 2018
AFS Investments:
Obligations of states and political subdivisions	114	$36,218	$(281)	$28,437	$(613)	$64,655	$(894)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	117	46,459	(252)	364,430	(13,272)	410,889	(13,524)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	63	5,956	(40)	227,461	(10,031)	233,417	(10,071)
Subordinated corporate bonds	6	11,378	(26)	966	(21)	12,344	(47)
Total AFS investments	300	$100,011	$(599)	$621,294	$(23,937)	$721,305	$(24,536)
HTM Investments:
Obligations of states and political subdivisions	2	$509	$(5)	$411	$(19)	$920	$(24)
Total HTM investments	2	$509	$(5)	$411	$(19)	$920	$(24)

At September 30, 2019 and December 31, 2018, unrealized losses within the AFS and HTM investment portfolios were reflective of current interest rates in excess of the yield received on debt investments, and were not indicative of an overall change in credit quality or other factors. At September 30, 2019 and December 31, 2018, gross unrealized losses on the Company's AFS and HTM investments were 1% and 3%, respectively, of their respective fair values.

At September 30, 2019, the Company had the intent and ability to retain its debt investments in an unrealized loss position until the decline in value has recovered.

Sale of AFS Investments:
The following table details the Company's sales of AFS investments for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Proceeds from sales of investments(1)	$97,042	$22,830	$142,868	$32,728
Gross realized gains	1,015	—	1,386	31
Gross realized losses	(1,014)	(275)	(1,358)	(275)
(1) The Company had not previously recorded any OTTI on these investments sold.

AFS and HTM Investments Pledged:
At September 30, 2019 and December 31, 2018, AFS and HTM investments with an amortized cost of $704.6 million and $734.1 million and estimated fair values of $711.5 million and $714.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at September 30, 2019, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$—	$—
Due after one year through five years	82,995	83,568
Due after five years through ten years	186,981	189,976
Due after ten years	634,012	639,979
	$903,988	$913,523
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,303	1,352
Due after ten years	—	—
	$1,303	$1,352

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
September 30, 2019
Equity securities - bank stock (carried at fair value)	$544	$264	$—	$808
FHLBB (carried at cost)	5,436	—	—	5,436
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$11,354	$264	$—	$11,618
December 31, 2018
Equity securities - bank stock (carried at fair value)	$544	$202	$—	$746
FHLBB (carried at cost)	8,559	—	—	8,559
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$14,477	$202	$—	$14,679

For the three months ended September 30, 2019 and 2018, the Company recognized an unrealized (loss) gain of ($22,000) and $11,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. For the nine months ended September 30, 2019 and 2018, the Company recognized an unrealized gain (loss) of $62,000 and ($13,000), respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income.

For the three and nine months ended September 30, 2018, the Company sold its remaining shares of Visa Inc. Class B common stock, with a carrying value of $441,000 that was presented within other assets on the consolidated statements of condition. The sale resulted in a gain of $939,000 that has been presented within net gain on sale of securities on the consolidated statements of income.

The Company did not record any OTTI on its FHLBB and FRB stock for the three or nine months ended September 30, 2019 and 2018.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2019	December 31, 2018
Residential real estate	$1,061,898	$992,866
Commercial real estate	1,255,519	1,269,533
Commercial	421,754	381,780
Home equity	323,564	327,763
Consumer	24,187	20,624
HPFC	23,712	33,656
Total loans	$3,110,634	$3,026,222

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2019	December 31, 2018
Net unamortized fair value mark discount on acquired loans	$2,887	$3,936
Net unamortized loan origination costs	(2,936)	(1,865)
Total	$(49)	$2,071

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

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At September 30, 2019 and December 31, 2018, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

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

There were no significant changes in the Company's ALL methodology during the nine months ended September 30, 2019.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the periods indicated:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Three and Nine Months Ended September 30, 2019
ALL for the three months ended:
Beginning balance	$6,249	$12,152	$4,107	$2,992	$383	$280	$26,163
Loans charged off	(411)	(92)	(183)	(348)	(258)	(11)	(1,303)
Recoveries	2	34	56	—	3	—	95
Provision (credit)(1)	382	(18)	124	132	145	(32)	733
Ending balance	$6,222	$12,076	$4,104	$2,776	$273	$237	$25,688
ALL for the nine months ended:
Beginning balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans charged off	(436)	(157)	(636)	(392)	(278)	(11)	(1,910)
Recoveries	6	41	167	—	14	—	228
Provision (credit)(1)	581	538	953	372	303	(89)	2,658
Ending balance	$6,222	$12,076	$4,104	$2,776	$273	$237	$25,688
ALL balance attributable to loans:
Individually evaluated for impairment	$337	$29	$303	$69	$—	$—	$738
Collectively evaluated for impairment	5,885	12,047	3,801	2,707	273	237	24,950
Total ending ALL	$6,222	$12,076	$4,104	$2,776	$273	$237	$25,688
Loans:
Individually evaluated for impairment	$3,880	$406	$646	$585	$—	$—	$5,517
Collectively evaluated for impairment	1,058,018	1,255,113	421,108	322,979	24,187	23,712	3,105,117
Total ending loans balance	$1,061,898	$1,255,519	$421,754	$323,564	$24,187	$23,712	$3,110,634
For The Three and Nine Months Ended September 30, 2018
ALL for the three months ended:
Beginning balance	$5,779	$10,310	$4,303	$2,616	$260	$400	$23,668
Loans charged off	(115)	—	(150)	(157)	(28)	(209)	(659)
Recoveries	37	4	117	—	3	1	162
Provision (credit)(1)	59	268	(302)	116	38	176	355
Ending balance	$5,760	$10,582	$3,968	$2,575	$273	$368	$23,526
ALL for the nine months ended:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(231)	(512)	(448)	(381)	(70)	(209)	(1,851)
Recoveries	52	19	237	44	8	1	361
Provision (credit)(1)	853	(788)	8	545	102	125	845
Ending balance	$5,760	$10,582	$3,968	$2,575	$273	$368	$23,526
ALL balance attributable to loans:
Individually evaluated for impairment	$619	$23	$—	$114	$—	$—	$756
Collectively evaluated for impairment	5,141	10,559	3,968	2,461	273	368	22,770
Total ending ALL	$5,760	$10,582	$3,968	$2,575	$273	$368	$23,526
Loans:
Individually evaluated for impairment	$5,184	$5,007	$1,548	$373	$—	$—	$12,112
Collectively evaluated for impairment	936,304	1,210,972	367,289	325,079	20,258	36,829	2,896,731
Total ending loans balance	$941,488	$1,215,979	$368,837	$325,452	$20,258	$36,829	$2,908,843

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
For The Year Ended December 31, 2018
ALL:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(173)	(512)	(736)	(476)	(96)	(255)	(2,248)
Recoveries	90	28	1,770	44	11	1	1,944
Provision (credit)(1)	1,068	275	(1,585)	861	86	140	845
Ending balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
ALL balance attributable to loans:
Individually evaluated for impairment	$586	$23	$53	$162	$—	$—	$824
Collectively evaluated for impairment	5,485	11,631	3,567	2,634	234	337	23,888
Total ending ALL	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans:
Individually evaluated for impairment	$4,762	$930	$786	$442	$6	$—	$6,926
Collectively evaluated for impairment	988,104	1,268,603	380,994	327,321	20,618	33,656	3,019,296
Total ending loans balance	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At September 30, 2019 and 2018, and December 31, 2018, the reserve for unfunded commitments was $11,000, $15,000 and $22,000, respectively.

The following reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2018
(In thousands)	2019	2018	2019	2018
Provision for loan losses	$733	$355	$2,658	$845	$845
Change in reserve for unfunded commitments	(3)	(1)	(11)	(5)	2
Provision for credit losses	$730	$354	$2,647	$840	$847

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored by the Company's Credit Risk Administration. As of September 30, 2019, the Company's total exposure to the lessors of nonresidential buildings' industry was 12% of total loans and 31% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2019.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
September 30, 2019
Pass (Grades 1-6)	$1,053,013	$1,224,231	$416,591	$—	$—	$22,675	$2,716,510
Performing	—	—	—	320,961	24,180	—	345,141
Special Mention (Grade 7)	477	17,047	2,591	—	—	90	20,205
Substandard (Grade 8)	8,408	14,241	2,572	—	—	947	26,168
Non-performing	—	—	—	2,603	7	—	2,610
Total	$1,061,898	$1,255,519	$421,754	$323,564	$24,187	$23,712	$3,110,634
December 31, 2018
Pass (Grades 1-6)	$983,086	$1,247,190	$374,429	$—	$—	$32,261	$2,636,966
Performing	—	—	—	325,917	20,595	—	346,512
Special Mention (Grade 7)	887	7,921	3,688	—	—	123	12,619
Substandard (Grade 8)	8,893	14,422	3,663	—	—	1,272	28,250
Non-performing	—	—	—	1,846	29	—	1,875
Total	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2019
Residential real estate	$1,200	$578	$3,529	$5,307	$1,056,591	$1,061,898	$—	$5,152
Commercial real estate	637	1,606	704	2,947	1,252,572	1,255,519	—	1,156
Commercial	280	855	735	1,870	419,884	421,754	—	751
Home equity	917	86	2,004	3,007	320,557	323,564	—	2,609
Consumer	65	19	6	90	24,097	24,187	—	7
HPFC	30	163	370	563	23,149	23,712	—	450
Total	$3,129	$3,307	$7,348	$13,784	$3,096,850	$3,110,634	$—	$10,125
December 31, 2018
Residential real estate	$3,300	$2,046	$4,520	$9,866	$983,000	$992,866	$—	$5,492
Commercial real estate	1,794	369	1,108	3,271	1,266,262	1,269,533	—	1,380
Commercial	150	19	799	968	380,812	381,780	—	1,279
Home equity	907	607	1,476	2,990	324,773	327,763	—	1,846
Consumer	67	15	29	111	20,513	20,624	14	15
HPFC	—	183	423	606	33,050	33,656	—	518
Total	$6,218	$3,239	$8,355	$17,812	$3,008,410	$3,026,222	$14	$10,530

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $106,000 and $171,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms was $330,000 and $507,000, respectively.

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

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using the net realizable value, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ALL as of the dates indicated:

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Residential real estate	21	25	$3,095	$3,614	$337	$443
Commercial real estate	2	2	341	347	29	23
Commercial	2	2	128	141	—	—
Home equity	1	2	299	304	69	162
Total	26	31	$3,863	$4,406	$435	$628

At September 30, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.3 million and $604,000, respectively. At December 31, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $3.9 million and $513,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred for the periods indicated:

(In thousands, except number of contracts)	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
	2019	2018	2019	2018	2019	2018	2019	2018
For the three months ended
Residential real estate:
Interest rate and maturity concession	—	1	$—	$68	$—	$68	$—	$12
Payment deferral	—	1	—	166	—	166	—	45
Total	—	2	$—	$234	$—	$234	$—	$57
For the nine months ended
Residential real estate:
Interest rate and maturity concession	—	2	$—	$231	$—	$254	$—	$51
Payment deferral	—	1	—	166	—	166	—	45
Total	—	3	$—	$397	$—	$420	$—	$96

For the three and nine months ended September 30, 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the three months ended September 30, 2018, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the nine months ended September 30, 2018, one home equity loan with a recorded investment of $299,000 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Three Months Ended		For the Nine Months Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2019:
With an allowance recorded:
Residential real estate	$2,337	$2,337	$337	$3,026	$28	$3,137	$84
Commercial real estate	130	130	29	130	3	130	9
Commercial	442	442	303	301	—	365	—
Home equity	318	318	69	658	—	573	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	3,227	3,227	738	4,115	31	4,205	93
Without an allowance recorded:
Residential real estate	1,543	2,007	—	1,337	11	1,325	28
Commercial real estate	276	435	—	278	3	408	10
Commercial	204	267	—	214	1	218	5
Home equity	267	705	—	131	—	130	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending balance	2,290	3,414	—	1,960	15	2,081	43
Total impaired loans	$5,517	$6,641	$738	$6,075	$46	$6,286	$136
September 30, 2018:
With an allowance recorded:
Residential real estate	$3,577	$3,577	$619	$3,541	$27	$2,428	$96
Commercial real estate	349	349	23	350	6	2,428	17
Commercial	—	—	—	—	—	—	—
Home equity	318	318	114	391	—	232	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending Balance	4,244	4,244	756	4,282	33	5,088	113
Without an allowance recorded:
Residential real estate	1,607	1,807	—	1,750	13	1,582	27
Commercial real estate	4,658	4,944	—	4,700	—	2,637	—
Commercial	1,548	2,725	—	1,580	2	1,666	6
Home equity	55	206	—	39	—	213	—
Consumer	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Ending Balance	7,868	9,682	—	8,069	15	6,098	33
Total impaired loans	$12,112	$13,926	$756	$12,351	$48	$11,186	$146

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With an allowance recorded:
Residential real estate	$3,471	$3,471	$586	$3,591	$127
Commercial real estate	131	131	23	1,969	11
Commercial	556	556	53	111	—
Home equity	318	318	162	250	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	4,476	4,476	824	5,921	138
Without an allowance recorded:
Residential real estate	1,291	1,415	—	1,524	34
Commercial real estate	799	975	—	2,269	13
Commercial	230	293	—	1,379	8
Home equity	124	305	—	195	—
Consumer	6	13	—	1	—
HPFC	—	—	—	—	—
Ending Balance	2,450	3,001	—	5,368	55
Total impaired loans	$6,926	$7,477	$824	$11,289	$193

Loan Sales:
For the three months ended September 30, 2019 and 2018, the Company sold $86.9 million and $58.4 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.9 million and $1.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company sold $164.5 million and $155.6 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $3.9 million and $4.1 million, respectively.

At September 30, 2019 and December 31, 2018, the Company had certain residential mortgage loans with a principal balance of $16.6 million and $4.3 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2019 and December 31, 2018, recorded an unrealized (loss) gain of ($181,000) and $89,000, respectively. For the three months ended September 30, 2019 and 2018, the net change in unrealized losses on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income was $205,000 and $99,000, respectively. For the nine months ended September 30, 2019 and 2018, the net change in unrealized losses on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income was $269,000 and $67,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at September 30, 2019 and December 31, 2018. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:
At September 30, 2019 and December 31, 2018, the Company had $1.5 million and $2.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process, typically, will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:
FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion and $1.1 billion at September 30, 2019 and December 31, 2018, respectively.

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

The following right-of-use assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition for the period indicated:

		September 30, 2019
(In thousands)	Balance Sheet Line Item	Operating Leases	Finance Leases	Total
Right-of-use assets	Other Assets	$13,015	$1,529	$14,544
Lease liabilities	Other Liabilities	13,059	1,692	14,751

In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost:
Operating lease cost(1)	$379	$1,098
Finance lease cost:
Amortization of right-of-use assets	28	83
Interest on lease liabilities(2)	17	51
Total finance lease cost	45	134
Total Lease Cost	$424	$1,232

(1)	Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.

(2)	Includes immaterial variable lease costs.

In accordance with ASC 840, rent expense, excluding common area maintenance expense, for the three and nine months ended September 30, 2018 was $321,000 and $993,000, respectively.

Supplemental cash flow information and non-cash activity related to leases was as follows for the period indicated:

(In thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,001
Operating cash flows from finance leases	51
Financing cash flows from finance leases	79
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$13,775
Finance leases(1)	1,612

(1)
Reflects right-of-use assets recorded for the period indicated, including $10.5 million of operating leases and $1.6 million of finance leases recorded upon adoption of ASU 2016-02, as of January 1, 2019.

Supplemental balance sheet information related to leases was as follows for the period indicated:

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	16.1 years
Finance leases	22.6 years
Weighted average discount rate:
Operating leases	3.40%
Finance leases	3.95%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of September 30, 2019:

(In thousands)	Operating Leases	Finance Leases
2019	$358	$44
2020	1,366	174
2021	1,289	174
2022	1,278	174
2023	1,239	174
Thereafter	11,543	2,095
Total minimum lease payments	17,073	2,835
Less: amount representing interest(1)	4,014	1,143
Present value of net minimum lease payments(2)	$13,059	$1,692

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.

(2)	Reflects the liability reported within other liabilities on the consolidated statements of condition.
As of September 30, 2019, the Company had executed a building lease that had not yet commenced in accordance with ASU 2016-02, for which it anticipates will commence in January 2020 upon completion of the landlord and Company's agreed-upon build-out. The Company anticipates that the lease will qualify as a finance lease and estimates it will record an associated lease liability of $3.4 million.

The following summarizes expected future minimum lease payments, in accordance with ASC 840, as of December 31, 2018:

(In thousands)	Operating	Capital
2019	$1,420	$179
2020	941	179
2021	726	182
2022	539	184
2023	434	184
Thereafter	1,268	1,592
Total minimum lease payments	$5,328	2,500
Less: amount representing interest(1)		920
Present value of net minimum lease payments(2)		$1,580

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.

(2)	Reflects the liability reported within long-term borrowings on the consolidated statements of condition at December 31, 2018.

NOTE 6 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition at:

(In thousands)	September 30, 2019	December 31, 2018
Short-Term Borrowings:
Customer repurchase agreements	$273,454	$245,868
FHLBB borrowings	—	25,000
Total short-term borrowings	$273,454	$270,868
Long-Term Borrowings:
FHLBB borrowings	$10,000	$10,000
Capital lease obligation(1)	—	1,580
Total long-term borrowings	$10,000	$11,580

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the periods indicated:

(In thousands)	September 30, 2019	December 31, 2018
Customer Repurchase Agreements(1)(2):
Obligations of states and political subdivisions	$1,642	$1,455
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	109,312	125,590
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	162,500	118,823
Total	$273,454	$245,868

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $1.0 million and $923,000 at September 30, 2019 and December 31, 2018, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

As of September 30, 2019 and December 31, 2018, the Company did not have any material loss contingencies for which accruals were provided for and/or that were required to be disclosed.

Financial Instruments
In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the contractual and notional amounts of the Company’s off-balance sheet financial instruments:

(In thousands)	September 30, 2019	December 31, 2018
Lending-Related Instruments:
Commitments to extend credit	$755,731	$654,575
Standby letters of credit	5,776	3,063
Derivative Financial Instruments:
Customer loan swaps	$832,286	$833,030
Interest rate swap on loans	100,000	—
Fixed-rate mortgage interest rate lock commitments	54,144	12,077
Junior subordinated debt interest rate swaps	43,000	43,000
Forward delivery commitments	16,630	4,315
FHLBB advance interest rate swaps	—	25,000

Lending-Related Instruments
The contractual amounts of the Company’s lending-related financial instruments do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These instruments are subject to the Company’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses. Of the total commitments to extend credit, $275.1 million and $270.8 million were unconditionally cancellable by the Company at September 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019, the Company designated its interest rate swaps on its junior subordinated debentures and its interest rate swap on loans as cash flow hedges. The change in the fair value for cash flow hedges is accounted for within AOCI, net of tax. Quarterly, in conjunction with financial reporting, each cash flow hedge is assessed for ineffectiveness. To the extent any significant ineffectiveness is identified, this amount is recorded within the consolidated statements of income. The gain or loss on the effective portion of the cash flow hedge is reclassified from AOCI into interest within the consolidated statements of income in the period the hedged transaction affects earnings.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with its commercial customers and the corresponding interest rate swap agreements with the counterparty for the dates indicated:

(In thousands, except number of positions)		September 30, 2019			December 31, 2018
	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	1	$1,146	$(2)	57	$297,624	$(7,841)
Receive fixed, pay variable	Other assets	84	414,997	24,260	25	118,891	3,467
Pay fixed, receive variable	(Accrued interest and other liabilities) / other assets	85	416,143	(24,258)	82	416,515	4,374
Total		170	$832,286	$—	164	$833,030	$—

The Bank seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Bank seeks to mitigate its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by the Company's Board of Directors. The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Bank's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their fair values and the Bank's credit rating or receive cash collateral for contracts in a net asset position as requested. At September 30, 2019, the Bank posted $26.2 million of cash to the counterparty as collateral on its customer loan swap contracts which was presented within other assets on the consolidated statements of condition. At December 31, 2018, the counterparty posted $5.1 million of cash to the Bank as collateral on its customer loan swap contracts which was presented within interest-bearing deposits in other banks on the consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Interest Rate Swap on Loans:
On June 12, 2019, the Bank entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable-rate loans. The Company has entered into a master netting arrangement with the counterparty and settles payments monthly on a net basis. The Bank's arrangement with the counterparty requires it to post collateral for its interest rate swap on loans when it is in a net liability position based on its fair value. If the interest rate swap is in a net asset position based on its fair value, the counterparty will post collateral to the Bank as requested. At September 30, 2019, the counterparty posted $1.5 million of cash to the Bank as collateral on its interest rate swap, which was presented within interest-bearing deposits in other banks as restricted cash on the Company's consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the date indicated were as follows:

(Dollars in thousands)					September 30, 2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$1,507

For the three and nine months ended September 30, 2019, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments paid to the counterparty for the nine months ended September 30, 2019 were $176,000 and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

Fixed-Rate Mortgage Interest Rate Lock Commitments:
As part of the origination process of a residential loan, the Company may enter into rate lock agreements with its borrower, which is considered an interest rate lock commitment. If the Company has the intention to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. The Company's pipeline of mortgage loans with fixed-rate interest rate lock commitments for which it intends to sell the loan upon origination was as follows for the dates indicated:

		September 30, 2019		December 31, 2018
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$50,291	$968	$8,239	$95
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	3,853	(30)	3,838	(28)
Total		$54,144	$938	$12,077	$67

For the three months ended September 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $467,000 and $46,000, respectively. For the nine months ended September 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $871,000 and $38,000, respectively.

Junior Subordinated Debt Interest Rate Swaps:
The Company entered into five interest rate swap agreements with a counterparty to manage interest rate risk associated with the Company's variable rate borrowings. Each interest rate swap was designated as a cash flow hedge. The Company entered into a master netting arrangement with its counterparty and settles payments with the counterparty quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their fair values and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their fair value, the counterparty will post collateral to the Company as requested. At September 30, 2019 and December 31, 2018, the Company posted $10.1 million and $5.8 million, respectively, of cash as collateral to the counterparty, which was presented within other assets on the consolidated statements of financial condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					September 30, 2019		December 31, 2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(357)	$10,000	$(272)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(2,688)	10,000	(1,655)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(2,792)	10,000	(1,636)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,501)	5,000	(877)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(2,264)	8,000	(1,242)
					$43,000	$(9,602)	$43,000	$(5,682)

For the three and nine months ended September 30, 2019 and 2018, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the nine months ended September 30, 2019 and 2018 were $518,000 and $689,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

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

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		September 30, 2019		December 31, 2018
(In thousands)	Balance Sheet Location	Notional	Fair Value	Notional	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$15,201	$501	$2,593	$32
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,429	(6)	1,722	(17)
Total		$16,630	$495	$4,315	$15

For the three months ended September 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $238,000 and $49,000, respectively. For the nine months ended September 30, 2019 and 2018, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $480,000 and $99,000, respectively.

FHLBB Advance Interest Rate Swaps:
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with a counterparty to mitigate short-term interest rate risk. On February 25, 2019, the last $25.0 million tranche matured.

The details of the Company's FHLBB advance interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					September 30, 2019		December 31, 2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	Other assets	$—	$—	$25,000	$30

Net payments received from the counterparty for the nine months ended September 30, 2019 and 2018 were $32,000 and $24,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Derivatives designated as cash flow hedges:
Effective portion of unrealized (losses) gains recognized within OCI during the period, net of tax	$(310)	$462	$(2,438)	$2,031
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$342	$177	$662	$665

The Company expects approximately $895,000 (pre-tax) to be reclassified to interest expense from AOCI, related to the Company’s cash flow hedges, in the next 12 months. This reclassification is due to anticipated payments that will be made on the swaps based upon the forward curve as of September 30, 2019.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2019
Derivative assets:
Customer loan swaps - commercial customer	$24,260	$—	$24,260	$—	$—	$24,260
Interest rate swap	1,507	—	1,507	—	(1,507)	—
Total	$25,767	$—	$25,767	$—	$(1,507)	$24,260
Derivative liabilities:
Customer loan swaps - dealer bank	$24,258	$—	$24,258	$—	$24,258	—
Junior subordinated debt interest rate swaps	9,602	—	9,602	—	9,602	—
Customer loan swaps - commercial customer	2	—	2	—	—	2
Total	$33,862	$—	$33,862	$—	$33,860	$2
Customer repurchase agreements	$273,454	$—	$273,454	$273,454	$—	$—
December 31, 2018
Derivative assets:
Customer loan swaps - dealer bank	$4,374	$—	$4,374	$—	$(4,374)	$—
Customer loan swaps - commercial customer	3,467	—	3,467	—	—	3,467
FHLBB advance interest rate swaps	30	—	30	—	(30)	—
Total	$7,871	$—	$7,871	$—	$(4,404)	$3,467
Derivative liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—	$5,682	$—
Customer loan swaps - commercial customer	7,841	—	7,841	—	—	7,841
Total	$13,523	$—	$13,523	$—	$5,682	$7,841
Customer repurchase agreements	$245,868	$—	$245,868	$245,868	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at September 30, 2019 and December 31, 2018, and the Bank's capital ratios met the requirements for the Bank to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2019, that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2018		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$448,712	13.97%	10.50%	N/A	$434,331	14.36%	9.875%	N/A
Tier I risk-based capital ratio	408,014	12.70%	8.50%	N/A	394,597	13.04%	7.875%	N/A
Common equity Tier I risk-based capital ratio	365,014	11.36%	7.00%	N/A	351,597	11.62%	6.375%	N/A
Tier I leverage capital ratio	408,014	9.39%	4.00%	N/A	394,597	9.53%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$415,786	12.96%	10.50%	10.00%	$398,773	13.18%	9.875%	10.00%
Tier I risk-based capital ratio	390,088	12.16%	8.50%	8.00%	374,039	12.36%	7.875%	8.00%
Common equity Tier I risk-based capital ratio	390,088	12.16%	7.00%	6.50%	374,039	12.36%	6.375%	6.50%
Tier I leverage capital ratio	390,088	9.01%	4.00%	5.00%	374,039	9.06%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with regulatory guidelines, to include, subject to certain limits, each within its calculation of risk-based capital. At September 30, 2019 and December 31, 2018, $15.0 million of subordinated debentures were included as Tier II capital and were included in the calculation of the Company's total risk-based capital, and, at September 30, 2019 and December 31, 2018, $43.0 million of the junior subordinated debentures were included in Tier I and total risk-based capital for the Company.

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

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic benefit cost for the periods ended September 30, 2019 and 2018, were as follows:

Supplemental Executive Retirement Plan:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost	Income Statement Presentation	2019	2018	2019	2018
Service cost	Salaries and employee benefits	$98	$112	$296	$335
Interest cost	Other expenses	131	122	392	366
Recognized net actuarial loss	Other expenses	61	140	183	420
Total		$290	$374	$871	$1,121

Other Postretirement Benefit Plan:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost	Income Statement Presentation	2019	2018	2019	2018
Service cost	Salaries and employee benefits	$12	$12	$36	$35
Interest cost	Other expenses	37	33	111	99
Recognized net actuarial loss	Other expenses	7	12	19	39
Amortization of prior service credit	Other expenses	(6)	(6)	(18)	(18)
Total		$50	$51	$148	$155

NOTE 12 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2019	2018	2019	2018
Net income	$14,488	$14,057	$41,965	$39,094
Dividends and undistributed earnings allocated to participating securities(1)	(33)	(39)	(86)	(110)
Net income available to common shareholders	$14,455	$14,018	$41,879	$38,984
Weighted-average common shares outstanding for basic EPS	15,339,093	15,580,782	15,482,765	15,565,355
Dilutive effect of stock-based awards(2)	42,835	58,204	39,736	56,045
Weighted-average common and potential common shares for diluted EPS	15,381,928	15,638,986	15,522,501	15,621,400
Earnings per common share:
Basic EPS	$0.94	$0.90	$2.70	$2.50
Diluted EPS	$0.94	$0.90	$2.70	$2.50

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options and vesting of restricted shares and restricted stock units utilizing the treasury stock method. Not included are the unvested LTIP awards, which are the Company's performance-based awards.

For the three and nine months ended September 30, 2019 and 2018, there were no anti-dilutive stock based awards that have been excluded from the computation of potential common shares for purposes of calculating diluted EPS, because the average market price of the Company's common stock is greater than the exercise prices.

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

Derivatives:  The fair value of the Company's interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2019
Financial assets:
Loans held for sale	$16,449	$—	$16,449	$—
AFS investments:
Obligations of states and political subdivisions	111,999	—	111,999	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	454,073	—	454,073	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	337,716	—	337,716	—
Subordinated corporate bonds	9,735	—	9,735	—
Equity securities - bank stock	808	—	808	—
Customer loan swaps	24,260	—	24,260	—
Interest rate swap on loans	1,507	—	1,507	—
Fixed-rate mortgage interest rate lock commitments	968	—	968	—
Forward delivery commitments	501	—	501	—
Financial liabilities:
Junior subordinated debt interest rate swaps	9,602	—	9,602	—
Customer loan swaps	24,260	—	24,260	—
Fixed-rate mortgage interest rate lock commitments	30	—	30	—
Forward delivery commitments	6	—	6	—
December 31, 2018
Financial assets:
Loans held for sale	$4,403	$—	$4,403	$—
AFS investments:
Obligations of states and political subdivisions	93,752	—	93,752	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,672	—	453,672	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	342,894	—	342,894	—
Subordinated corporate bonds	20,374	—	20,374	—
Equity securities - bank stock	746	—	746	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	95	—	95	—
Forward delivery commitments	32	—	32	—
FHLBB advance interest rate swaps	30	—	30	—
Financial liabilities:
Junior subordinated debt interest rate swaps	5,682	—	5,682	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	28	—	28	—
Forward delivery commitments	17	—	17	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy. At September 30, 2019 and December 31, 2018, the mortgage servicing assets were not carried at fair value.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2019, for which management believes that it is more likely than not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. There were no events or changes in circumstances for the nine months ended September 30, 2019, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2019
Financial assets:
Collateral-dependent impaired loans	$485	$—	$—	$485
Non-financial assets:
OREO	94	—	—	94
December 31, 2018
Financial assets:
Collateral-dependent impaired loans	$522	$—	$—	$522
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
September 30, 2019
Collateral-dependent impaired loans:
Partially charged-off	$485	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%	(18%)
			Estimated selling cost	13%	(13%)
December 31, 2018
Collateral-dependent impaired loans:
Partially charged-off	$50	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	$472	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	$130	Market approach appraisal of collateral	Management adjustment of appraisal	19%	(19%)
			Estimated selling cost	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2019
Financial assets:
HTM securities	$1,303	$1,352	$—	$1,352	$—
Residential real estate loans(1)	1,055,676	1,054,019	—	—	1,054,019
Commercial real estate loans(1)	1,243,443	1,210,699	—	—	1,210,699
Commercial loans(1)(2)	441,125	430,900	—	—	430,900
Home equity loans(1)	320,788	311,905	—	—	311,905
Consumer loans(1)	23,914	22,161	—	—	22,161
Servicing assets	807	1,380	—	—	1,380
Financial liabilities:
Time deposits	$652,334	$651,741	$—	$651,741	$—
Short-term borrowings	273,454	273,215	—	273,215	—
Long-term borrowings	10,000	9,991	—	9,991	—
Subordinated debentures	59,005	49,728	—	49,728	—
December 31, 2018
Financial assets:
HTM securities	$1,307	$1,291	$—	$1,291	$—
Residential real estate loans(1)	986,795	957,957	—	—	957,957
Commercial real estate loans(1)	1,257,879	1,218,436	—	—	1,218,436
Commercial loans(1)(2)	411,479	404,805	—	—	404,805
Home equity loans(1)	324,967	317,359	—	—	317,359
Consumer loans(1)	20,390	18,969	—	—	18,969
Servicing assets	831	1,677	—	—	1,677
Financial liabilities:
Time deposits	$661,281	$654,954	$—	$654,954	$—
Short-term borrowings	270,868	270,598	—	270,598	—
Long-term borrowings	11,580	11,573	—	11,573	—
Subordinated debentures	59,067	49,060	—	49,060	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.5 billion in assets at September 30, 2019, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income, as presented	$14,488	$14,057	$41,965	$39,094
Add: amortization of intangible assets, net of tax(1)	140	144	418	430
Net income, adjusted for amortization of intangible assets	$14,628	$14,201	$42,383	$39,524
Average equity, as presented	$468,920	$414,936	$455,261	$407,524
Less: average goodwill and other intangible assets	(98,484)	(99,195)	(98,659)	(99,379)
Average tangible equity	$370,436	$315,741	$356,602	$308,145
Return on average equity	12.26%	13.44%	12.32%	12.83%
Return on average tangible equity	15.67%	17.84%	15.89%	17.15%

(1)	Assumed a 21% tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-interest expense, as presented	$23,748	$23,166	$70,489	$68,365
Net interest income, as presented	$31,923	$30,423	$95,391	$88,806
Add: effect of tax-exempt income(1)	264	260	752	771
Non-interest income, as presented	10,739	10,392	30,165	28,697
Less: net gain on sale of securities	(1)	(664)	(28)	(695)
Adjusted net interest income plus non-interest income	$42,925	$40,411	$126,280	$117,579
GAAP efficiency ratio	55.67%	56.76%	56.14%	58.18%
Non-GAAP efficiency ratio	55.32%	57.33%	55.82%	58.14%

(1)	Assumed a 21% tax rate.

Tax Equivalent Net Interest Income. Tax equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. This is a common measure within the financial services industry and is used within the calculation of net interest margin on a fully-taxable equivalent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net interest income, as presented	$31,923	$30,423	$95,391	$88,806
Add: effect of tax-exempt income(1)	264	260	752	771
Net interest income, tax equivalent	$32,187	$30,683	$96,143	$89,577

(1)	Assumed a 21% tax rate.

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

(In thousands, except number of shares, per share data and ratios)	September 30, 2019	December 31, 2018
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$471,672	$435,825
Less: goodwill and other intangible assets	(98,398)	(98,927)
Tangible shareholders’ equity	$373,274	$336,898
Shares outstanding at period end	15,224,903	15,591,914
Book value per share	$30.98	$27.95
Tangible book value per share	$24.52	$21.61
Tangible Common Equity Ratio:
Total assets	$4,520,315	$4,297,435
Less: goodwill and other intangible assets	(98,398)	(98,927)
Tangible assets	$4,421,917	$4,198,508
Common equity ratio	10.43%	10.14%
Tangible common equity ratio	8.44%	8.02%

Core Deposits. Core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and lower cost. The Company calculates core deposits as total deposits (as reported on the consolidated statements of condition) less certificates of deposit and brokered deposits. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

(In thousands)	September 30, 2019	December 31, 2018
Total deposits	$3,617,963	$3,464,474
Less: certificates of deposit	(541,199)	(443,912)
Less: brokered deposits	(250,226)	(363,104)
Core deposits	$2,826,538	$2,657,458

Average Core Deposits. Average core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and at a lower interest rate cost. The Company calculates average core deposits as total deposits (as disclosed on the Average Balance, Interest and Yield/Rate Analysis tables) less certificates of deposit. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Total average deposits	$3,300,599	2,859,949	$3,187,023	$2,789,307
Less: certificates of deposit	(533,110)	(481,059)	(498,059)	(475,336)
Average core deposits	$2,767,489	$2,378,890	$2,688,964	$2,313,971

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

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements adopted during the nine months ended September 30, 2019, and the impact to the consolidated financial statements, as well as the status of issued accounting pronouncements yet to be adopted and implemented.

EXECUTIVE OVERVIEW

Net income for the three and nine months ended September 30, 2019 was $14.5 million and $42.0 million, respectively, representing an increase over the same periods last year of 3% and 7%. Diluted EPS increased 4% to $0.94 for the three months ended September 30, 2019, and 8% to $2.70 for the nine months ended September 30, 2019, compared to the same periods last year. Other key financial metrics that we utilize to asses our financial performance over these periods include:

•	A return on average assets for the three and nine months ended September 30, 2019, of 1.29% and 1.28%, respectively, compared to 1.34% and 1.27% for the same periods last year;

•	A return on average equity for the three and nine months ended September 30, 2019, of 12.26% and 12.32%, respectively, compared to 13.44% and 12.83% for the same periods last year; and

•	A return on average tangible equity[2] for the three and nine months ended September 30, 2019, of 15.67% and 15.89%, respectively, compared to 17.84% and 17.15% for the same periods last year.

As of September 30, 2019, the Company’s interest rate risk position was asset sensitive. A decrease in Treasury rates and the federal funds rate is modeled to reduce net interest income through a decrease in net interest margin on a fully-taxable equivalent basis. To help limit the impact of lower interest rates on net interest income, the Company has taken certain actions throughout the year, including:

•
Holding more fixed rate loans within its loan portfolio, for both the commercial and residential loan portfolios. At September 30, 2019 and December 31, 2018, fixed rate loans were 47% and 44% of total loans, respectively.

•
Added investments with a longer life through investment restructuring strategies and ongoing purchases. At September 30, 2019 and December 31, 2018, the investment portfolios weighted average life was 5.9 years and 5.3 years, respectively.

•	Entered into a pay-floating, receive-fixed interest rate swap cash flow hedge on $100.0 million of its variable rate commercial real estate loans.

Net interest income for the three and nine months ended September 30, 2019, increased 5% and 7%, respectively, compared to the same periods last year. Strong average deposit growth for the three and nine months ended September 30, 2019 of 15% and 14%, respectively, over the same periods last year enabled us to fund average loan growth of 8% and 9% over the same periods more efficiently. However, our net interest margin on a fully-taxable equivalent basis decreased 5 basis points to 3.09% for the three months ended September 30, 2019, compared to the same period last year. This was a result of lower interest rates due to the decrease in the Federal Funds rate of 50 basis points and the 10-year treasury rate decrease of 137 basis points over a 12-month period. For the nine months ended September 30, 2019, our net interest margin on a fully-taxable equivalent basis increased 2 basis points to 3.13%, compared to the same period last year.

______________________________________________________________________________________________________

1	Total revenues is the sum of net interest income and non-interest income.

2	Please refer to "Non-GAAP Measures and Reconciliation to GAAP" for further details.

Asset quality for the three and nine months ended September 30, 2019 remained strong. At September 30, 2019 and December 31, 2018, non-performing assets to total assets was 0.30% and 0.34%, and the allowance for loan losses to total loans was 0.83% and 0.82%, respectively. Annualized net charge-offs to average loans for the three and nine months ended September 30, 2019 were 0.16% and 0.07%, respectively, compared to 0.07% for the same periods last year.

Non-interest income for the three and nine months ended September 30, 2019 increased 3% and 5%, respectively, compared to the same periods last year. We continue to focus on diversifying our revenue streams, and we have been able to maintain a relatively stable ratio of non-interest income to total revenue. For the three and nine months ended September 30, 2019 and 2018, non-interest income was 25% and 24% of total revenues.

Non-interest expense for the three and nine months ended September 30, 2019, increased 3% over the same periods last year. For each period, the increase in non-interest expense was primarily driven by our investments in people and technology. We will continue to leverage these investments to drive revenue growth and create efficiencies within our processes. Our efficiency ratio, calculated as non-interest expense divided by total revenues, for the three and nine months ended September 30, 2019, was 55.67% and 56.14%, compared to 56.76% and 58.18% for the same periods last year. Our efficiency ratio, adjusted for tax-equivalized income and net gains on the sale of investments, for the three and nine months ended September 30, 2019 was 55.32% and 55.82%, respectively, compared to 57.33% and 58.14% for the same periods last year.

The Company declared a dividend of $0.30 per share in the third quarter of 2019, which represented an annualized dividend yield of 2.77% as of September 30, 2019. For the nine months ended September 30, 2019, we repurchased 404,213 shares of the Company's common stock, or approximately 3% of shares outstanding, at a weighted-average price of $42.49 per share under the repurchase plan. As of September 30, 2019, 370,787 shares of the Company's stock were available for repurchase under the current repurchase program.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue. For the three months ended September 30, 2019 and 2018, net interest income accounted for 75% of total revenues. For the nine months ended September 30, 2019 and 2018, net interest income accounted for 76% of total revenues. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest income on a fully-taxable equivalent basis for the third quarter of 2019 was $32.2 million, representing an increase of $1.5 million, or 5%, over the same period last year. The increase was driven by strong average loan and deposit growth between periods, but was partially offset by net interest margin1 compression of five basis points between periods to 3.09% for the third quarter of 2019.

•
The increase in interest income on a fully-taxable equivalent basis for the third quarter of 2019 over the third quarter of 2018 was due to an increase in average interest-earnings assets of $249.7 million, or 6%, and a 14 basis point increase in the interest-earning asset yield to 4.11% for the third quarter of 2019. Average loan balances grew $221.6 million, or 8% in the third quarter of 2019, compared to the third quarter of 2018, and our average loan yield expanded 11 basis points over the same period to 4.60% for the third quarter of 2019.

•
The increase in interest expense for the third quarter of 2019 over the third quarter of 2018 was driven by the 20 basis point increase in funding costs over this period to 1.08% for the third quarter of 2019, due to the increase in market rates between periods and competition for deposits. Total average deposits, excluding brokered deposits, increased $440.7 million, or 15%, over the third quarter of 2018 to $3.3 billion for the third quarter of 2019 led by checking account growth of $288.5 million, or 21%. The growth in average deposit balances and higher interest rates between periods of 32 basis points drove an increase in interest expense on deposits, excluding brokered deposits, between periods of $3.3 million, or 85%. Strong average deposit growth resulted in lower average borrowings of $215.4 million, or 26%, for the third quarter of 2019, compared to the third quarter of 2018.

Net interest income on a fully-taxable equivalent basis for the nine months ended September 30, 2019, was $96.1 million, representing an increase of $6.6 million, or 7%, over the same period last year. The increase was driven by strong average loan and deposit growth between periods, while net interest margin on a fully-taxable equivalent basis1 expanded two basis points between periods to 3.13% for the nine months ended September 30, 2019.

•
The increase in interest income on a fully-taxable equivalent basis for the nine months ended September 30, 2019, over the same period last year was due to an increase in our interest-earning asset yield of 27 basis points to 4.16% for the nine months ended September 30, 2019, and an increase in average interest-earnings assets of $258.2 million, or 7%, over the same period. Average loan balances grew $247.7 million, or 9%, over this period to $3.1 billion for the nine months ended September 30, 2019, and our average loan yield expanded 25 basis points over this period to 4.66% for the nine months ended September 30, 2019.

•
The increase in interest expense for the nine months ended September 30, 2019 over the same period last year was driven by the 28 basis point increase in funding costs over this period to 1.09% for the nine months ended September 30, 2019 due to the increase in market interest rates between periods and competition for deposits. Total average deposits, excluding brokered deposits, increased $397.7 million, or 14%, to $3.2 billion for the nine months ended September 30, 2019 with checking account growth of $290.3, or 22%. The growth in average deposit balances and higher interest rates between periods of 35 basis points drove an increase in interest expense on deposits, excluding brokered deposits, between periods of $9.9 million, or 99%. Strong average deposit growth resulted in lower borrowings of $171.7 million, or 20%, for the nine months ended September 30, 2019, compared to the same period last year.

The following tables present average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

______________________________________________________________________________________________________

1	Net interest margin on a fully-taxable equivalent basis is calculated as net interest income as a percentage of average interest-earning assets.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$92,352	$530	2.24%	$45,824	$217	1.85%
Investments - taxable	807,591	5,109	2.53%	826,541	4,867	2.36%
Investments - nontaxable(1)	98,378	854	3.47%	97,775	834	3.41%
Loans(2):
Residential real estate	1,062,728	11,440	4.31%	934,029	9,709	4.16%
Commercial real estate	1,255,417	14,626	4.56%	1,198,677	13,662	4.46%
Commercial(1)	399,689	4,753	4.65%	351,980	4,102	4.56%
Municipal(1)	22,730	206	3.60%	24,603	190	3.06%
Consumer and home equity	347,405	4,708	5.38%	344,740	4,487	5.16%
HPFC	25,973	558	8.40%	38,356	749	7.64%
Total loans	3,113,942	36,291	4.60%	2,892,385	32,899	4.49%
Total interest-earning assets	4,112,263	42,784	4.11%	3,862,525	38,817	3.97%
Cash and due from banks	47,845			48,021
Other assets	324,046			277,271
Less: ALL	(26,273)			(23,803)
Total assets	$4,457,881			$4,164,014
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$540,542	$—	—%	$513,680	$—	—%
Interest checking	1,130,632	2,728	0.96%	868,983	1,179	0.54%
Savings	474,096	98	0.08%	483,577	77	0.06%
Money market	622,219	2,068	1.32%	512,650	1,144	0.89%
Certificates of deposit	533,110	2,210	1.64%	481,059	1,438	1.18%
Total deposits	3,300,599	7,104	0.85%	2,859,949	3,838	0.53%
Borrowings:
Brokered deposits	305,019	1,859	2.42%	272,471	1,417	2.07%
Customer repurchase agreements	234,362	745	1.26%	244,189	667	1.08%
Subordinated debentures	58,998	833	5.60%	59,009	858	5.77%
Other borrowings	11,273	56	1.96%	249,341	1,354	2.16%
Total borrowings	609,652	3,493	2.27%	825,010	4,296	2.07%
Total funding liabilities	3,910,251	10,597	1.08%	3,684,959	8,134	0.88%
Other liabilities	78,710			64,119
Shareholders' equity	468,920			414,936
Total liabilities & shareholders' equity	$4,457,881			$4,164,014
Net interest income (fully-taxable equivalent)		32,187			30,683
Less: fully-taxable equivalent adjustment		(264)			(260)
Net interest income		$31,923			$30,423
Net interest rate spread (fully-taxable equivalent)			3.03%			3.09%
Net interest margin (fully-taxable equivalent)			3.09%			3.14%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.05%			3.09%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended September 30, 2019 and 2018, totaling $409,000 and $434,000, respectively.

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Nine Months Ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$63,146	$1,081	2.26%	$52,076	$633	1.60%
Investments - taxable	832,780	15,922	2.55%	829,248	14,288	2.30%
Investments - nontaxable(1)	94,405	2,460	3.47%	98,443	2,517	3.41%
Loans(2):
Residential real estate	1,034,609	33,479	4.31%	893,531	27,865	4.16%
Commercial real estate	1,263,934	44,634	4.66%	1,183,666	38,947	4.34%
Commercial(1)	386,338	13,736	4.69%	351,224	11,766	4.42%
Municipal(1)	19,421	518	3.56%	21,318	503	3.16%
Consumer and home equity	347,201	14,111	5.43%	342,214	12,741	4.98%
HPFC	29,183	1,777	8.03%	41,079	2,435	7.82%
Total loans	3,080,686	108,255	4.66%	2,833,032	94,257	4.41%
Total interest-earning assets	4,071,017	127,718	4.16%	3,812,799	111,695	3.89%
Cash and due from banks	43,041			45,464
Other assets	303,538			274,732
Less: ALL	(25,519)			(23,801)
Total assets	$4,392,077			$4,109,194
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$505,733	$—	—%	$477,048	$—	—%
Interest checking	1,108,999	8,140	0.98%	847,431	2,927	0.46%
Savings	478,573	296	0.08%	486,773	229	0.06%
Money market	595,659	5,671	1.27%	502,719	2,976	0.79%
Certificates of deposit	498,059	5,739	1.54%	475,336	3,851	1.08%
Total deposits	3,187,023	19,846	0.83%	2,789,307	9,983	0.48%
Borrowings:
Brokered deposits	360,066	6,696	2.49%	250,272	3,480	1.86%
Customer repurchase agreements	239,917	2,273	1.27%	243,037	1,729	0.95%
Subordinated debentures	58,997	2,373	5.38%	58,970	2,556	5.80%
Other borrowings	23,847	387	2.17%	302,238	4,370	1.93%
Total borrowings	682,827	11,729	2.30%	854,517	12,135	1.90%
Total funding liabilities	3,869,850	31,575	1.09%	3,643,824	22,118	0.81%
Other liabilities	66,966			57,846
Shareholders' equity	455,261			407,524
Total liabilities & shareholders' equity	$4,392,077			$4,109,194
Net interest income (fully-taxable equivalent)		96,143			89,577
Less: fully-taxable equivalent adjustment		(752)			(771)
Net interest income		$95,391			$88,806
Net interest rate spread (fully-taxable equivalent)			3.07%			3.08%
Net interest margin (fully-taxable equivalent)			3.13%			3.11%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.09%			3.06%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the nine months ended September 30, 2019 and 2018, totaling $1.2 million and $1.6 million, respectively.

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

	For The Three Months Ended September 30, 2019 vs. September 30, 2018			For The Nine Months Ended September 30, 2019 vs. September 30, 2018
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate(1)		Volume	Rate(2)
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$215	$98	$313	$133	$315	$448
Investments – taxable	(112)	354	242	61	1,573	1,634
Investments – nontaxable	5	15	20	(103)	46	(57)
Residential real estate	1,338	393	1,731	4,402	1,212	5,614
Commercial real estate	647	317	964	2,642	3,045	5,687
Commercial	556	95	651	1,177	793	1,970
Municipal	(14)	30	16	(45)	60	15
Consumer and home equity	35	186	221	186	1,184	1,370
HPFC	(242)	51	(191)	(705)	47	(658)
Total interest income	2,428	1,539	3,967	7,748	8,275	16,023
Interest-bearing liabilities:
Interest checking	356	1,193	1,549	900	4,313	5,213
Savings	(1)	22	21	(4)	71	67
Money market	246	678	924	549	2,146	2,695
Certificates of deposit	155	617	772	184	1,704	1,888
Brokered deposits	170	272	442	1,527	1,689	3,216
Customer repurchase agreements	(27)	105	78	(22)	566	544
Subordinated debentures	—	(25)	(25)	1	(184)	(183)
Other borrowings	(1,296)	(2)	(1,298)	(4,019)	36	(3,983)
Total interest expense	(397)	2,860	2,463	(884)	10,341	9,457
Net interest income (fully-taxable equivalent)	$2,825	$(1,321)	$1,504	$8,632	$(2,066)	$6,566

(1)
Presented within increase (decrease) due to rate for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was a decrease in net interest income on a fully-taxable equivalent basis of $25,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans.

(2)
Presented within increase (decrease) due to rate for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was a decrease in net interest income on a fully-taxable equivalent basis of $332,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans.

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

For the third quarter of 2019, the provision for loan losses was $733,000, compared to $355,000 for the third quarter of 2018. The provision for loan losses for the third quarter of 2019 was 0.09% of average loans (annualized), compared to 0.05% of average loans (annualized) for the third quarter of 2018. The increase in the provision for loan losses between periods was primarily due to the foreclosure of two residential mortgage loans in the third quarter of 2019 driving an elevated annualized net charge-offs to average loans ratio for the third quarter of 2019 of 0.16%, compared an annualized net charge-offs to average loans ratio of 0.07% for the third quarter of 2018.

For the nine months ended September 30, 2019, the provision for loan losses was $2.7 million, compared to $845,000 for the same period last year. The provision for loan losses for the nine months ended September 30, 2019 and 2018 was 0.12% of average loans (annualized), compared to 0.04% of average loans (annualized) for the same period last year. The increase in the provision for loan losses was primarily due to the favorable resolution of a large commercial real estate loan the first quarter of 2018 that was previously on non-accrual, which resulted in the reversal of $968,000 of provision for loan loss expense previously provided for.

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

Please refer to “—Financial Condition—Asset Quality” below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Debit card income	$2,432	$2,173	$259	12%	$6,723	$6,228	$495	8%
Service charges on deposit accounts	1,970	2,072	(102)	(5)%	6,202	6,108	94	2%
Mortgage banking income, net(1)	2,668	1,758	910	52%	5,662	4,758	904	19%
Income from fiduciary services(2)	1,444	1,339	105	8%	4,381	4,029	352	9%
Brokerage and insurance commissions	625	615	10	2%	1,942	1,950	(8)	—%
Bank-owned life insurance	613	606	7	1%	1,810	1,823	(13)	(1)%
Customer loan swap fees	109	288	(179)	(62)%	919	555	364	66%
Net gain on sale of securities	1	664	(663)	(100)%	28	695	(667)	(96)%
Other income	877	877	—	—%	2,498	2,551	(53)	(2)%
Total non-interest income	$10,739	$10,392	$347	3%	$30,165	$28,697	$1,468	5%
Non-interest income as a percentage of total revenues	25%	25%			24%	24%
(1) Mortgage banking income, net:

•
The increase for the third quarter of 2019, compared to the third quarter of 2018, was driven by an increase in residential mortgage loans sold between periods of $28.5 million, or 49%, and an increase in unrealized gains on fixed-rate mortgage interest rate lock commitments on pipeline residential mortgages of $421,000 between periods.

•
The increase for the nine months ended September 30, 2019, compared to the same period last year, was driven by an increase in unrealized gains on fixed-rate mortgage interest rate lock commitments on pipeline residential mortgages of $833,000 between periods, and an increase in mortgage loans sold between periods of $8.9 million, or 6%.

(2)
Income from fiduciary services: The increase for the three and nine months ended September 30, 2019, compared to the same periods last year, was driven by growth of assets under management. Client assets under management at September 30, 2019 and 2018 were $874.0 million and $800.7 million, respectively, representing a 12-month growth rate of 9%.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Salaries and employee benefits(1)	$13,604	$13,143	$461	4%	$40,043	$38,433	$1,610	4%
Furniture, equipment and data processing	2,708	2,575	133	5%	8,111	7,710	401	5%
Net occupancy costs	1,710	1,614	96	6%	5,263	5,112	151	3%
Consulting and professional fees	892	958	(66)	(7)%	2,679	2,878	(199)	(7)%
Debit card expense	960	833	127	15%	2,666	2,339	327	14%
Regulatory assessments(2)	182	447	(265)	(59)%	1,091	1,447	(356)	(25)%
Amortization of intangible assets	177	182	(5)	(3)%	529	544	(15)	(3)%
Other real estate owned and collection costs, net	251	239	12	5%	353	565	(212)	(38)%
Other expenses	3,264	3,175	89	3%	9,754	9,337	417	4%
Total non-interest expense	$23,748	$23,166	$582	3%	$70,489	$68,365	$2,124	3%
GAAP efficiency ratio	55.67%	56.76%			56.14%	58.18%
Non-GAAP efficiency ratio	55.32%	57.33%			55.82%	58.14%
(1) Salaries and employee benefits: The increase for the three and nine months ended September 30, 2019, compared to the same periods last year, was primarily driven by an increase in the number of employees, annual merit increases, and an increase in employee insurance program costs.

(2)
Regulatory assessments: The decrease for the three and nine months ended September 30, 2019, compared to the same periods last year, was driven by the receipt during the third quarter of a Small Bank Assessment Credit from the FDIC for the Company's second quarter assessment period, as the FDIC Deposit Insurance Fund (DIF) reserve ratio exceeded its regulatory limit. It is anticipated that the Company will receive further related credits in coming quarters, should the FDIC continue to meet and exceed its required DIF reserve ratio.

FINANCIAL CONDITION

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities we have designated as AFS, debt securities we have designated as HTM and common stock of the FHLBB, FRB and certain banks. Investments decreased $234,000, or less than 1%, at September 30, 2019 as compared to December 31, 2018. The following is the activity in our investment portfolio:

•	The purchase of $225.0 million of investments in the first nine months of 2019 with a weighted average life of 7.8 years.

•
A net increase in the fair value of the AFS debt securities portfolio of $32.3 million driven by the change in general market conditions, specifically a decrease in long-term interest rates at September 30, 2019, compared to December 31, 2018.

•	Offset by sales, paydowns and calls of $255.4 million.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2019 and December 31, 2018, our investment in FHLBB stock totaled $5.4 million and $8.6 million, respectively, and our investment in FRB stock was $5.4 million at each date.

The Company monitors its investments for the presence of OTTI. For debt securities, which made up 99% of our investment portfolio at September 30, 2019, the primary consideration in determining OTTI impairment is whether or not the Bank expects to collect all contractual cash flows.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at September 30, 2019, compared to December 31, 2018, remains relatively unchanged and well positioned to provide a stable source of cash flow. At September 30, 2019 and December 31, 2018, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.1 years. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against falling rates.

Loans
We provide loans primarily to customers located within our geographic market area. Our primary market continues to be in Maine, making up 76% and 77% of the loan portfolio as of September 30, 2019 and December 31, 2018, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 6%, respectively, of our total loan portfolio as of September 30, 2019, compared to 10% and 7%, respectively, as of December 31, 2018.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	September 30, 2019	December 31, 2018	Change
(Dollars in thousands)			($)	(%)
Residential real estate	$1,061,898	$992,866	$69,032	7%
Commercial real estate	1,255,519	1,269,533	(14,014)	(1)%
Commercial	421,754	381,780	39,974	10%
Consumer and home equity	347,751	348,387	(636)	—%
HPFC	23,712	33,656	(9,944)	(30)%
Total loans	$3,110,634	$3,026,222	$84,412	3%
Commercial Loan Portfolio	$1,700,985	$1,684,969	$16,016	1%
Retail Loan Portfolio	$1,409,649	$1,341,253	$68,396	5%
Commercial Portfolio Mix	55%	56%
Retail Portfolio Mix	45%	44%

For the nine months ended September 30, 2019, we originated $384.1 million of residential mortgages, with 53% of these originations held in the portfolio, compared to residential mortgage originations of $361.6 million with 54% of the production held in the portfolio, for the same period last year.

The commercial real estate loan portfolio decreased $14.0 million, or 1%, since December 31, 2018, due to elevated prepayments. Commercial real estate loan activity continues to be steady within our markets. While we continue to actively review many of these commercial real estate opportunities, we remain disciplined in our lending as we focus on the long-term success, and preservation of net interest margin in the current interest rate environment.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans:
Residential real estate	$5,152	$5,492
Commercial real estate	1,156	1,380
Commercial	751	1,279
Consumer and home equity	2,616	1,861
HPFC	450	518
Total non-accrual loans	10,125	10,530
Accruing loans past due 90 days	—	14
Accruing TDRs not included above	3,259	3,893
Total non-performing loans	13,384	14,437
Other real estate owned	94	130
Total non-performing assets	$13,478	$14,567
Non-accrual loans to total loans	0.33%	0.35%
Non-performing loans to total loans	0.43%	0.48%
ALL to non-performing loans	191.93%	171.17%
Non-performing assets to total assets	0.30%	0.34%
ALL to non-performing assets	190.59%	169.64%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2019, potential problem loans amounted to $2.1 million, or 0.07% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the date indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Accruing loans 30-89 days past due:
Residential real estate	$1,447	$4,833
Commercial real estate	2,242	2,130
Commercial	1,135	169
Consumer and home equity	822	1,467
HPFC	193	183
Total	$5,839	$8,782
Accruing loans 30-89 days past due to total loans	0.19%	0.29%

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2018
(Dollars in thousands)	2019	2018	2019	2018
ALL at the beginning of the period	$26,163	$23,668	$24,712	$24,171	$24,171
Provision for loan losses	733	355	2,658	845	845
Charge-offs:
Residential real estate	411	115	436	231	173
Commercial real estate	92	—	157	512	512
Commercial	183	150	636	448	736
Consumer and home equity	606	185	670	451	572
HPFC	11	209	11	209	255
Total charge-offs	1,303	659	1,910	1,851	2,248
Recoveries:
Residential real estate	2	37	6	52	90
Commercial real estate	34	4	41	19	28
Commercial	56	118	167	238	1,770
Consumer and home equity	3	3	14	52	55
HPFC	—	—	—	—	1
Total recoveries	95	162	228	361	1,944
Net charge-offs	1,208	497	1,682	1,490	304
ALL at the end of the period	$25,688	$23,526	$25,688	$23,526	$24,712
Components of allowance for credit losses:
Allowance for loan losses	$25,688	$23,526	$25,688	$23,526	$24,712
Liability for unfunded credit commitments	11	15	11	15	22
Balance of allowance for credit losses at end of the period	$25,699	$23,541	$25,699	$23,541	$24,734
Net charge-offs (annualized) to average loans	0.16%	0.07%	0.07%	0.07%	0.01%
Provision for loan losses (annualized) to average loans	0.09%	0.05%	0.12%	0.04%	0.03%
ALL to total loans	0.83%	0.81%	0.83%	0.81%	0.82%
ALL to non-performing loans	191.93%	124.28%	191.93%	124.28%	171.17%

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

We believe the ALL of $25.7 million, or 0.83% of total loans and 191.93% of total non-performing loans, at September 30, 2019 was appropriate given the current economic conditions in our service area and the condition of the loan portfolio. However, if conditions deteriorate the provision will likely increase.

Liabilities and Shareholders’ Equity.
Deposits and Borrowings. Total deposits increased 4% since December 31, 2018, to $3.6 billion at September 30, 2019, led by checking account growth of 13% and CD growth of 22%, while savings and money market balances decreased 3%. In the second half of each year, the Company typically benefits from an increase in seasonal low-cost deposits, and, as a result, checking deposits grew 6% during the third quarter of 2019. The growth in CDs for the nine months ended September 30, 2019, was primarily due to one large depositor shifting $70.0 million of funding from interest checking to CDs in the second quarter of 2019. The Company's loan-to-deposit ratio improved to 86% at September 30, 2019, compared to 87% at December 31, 2018.

Shareholders' Equity. On January 22, 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2018. The repurchase program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of September 30, 2019, 404,213 shares of Company common stock were repurchased at an average price of $42.49 per share and 370,787 shares were available for repurchase.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2018
	2019	2018	2019	2018
Financial Ratios
Average equity to average assets	10.52%	9.96%	10.37%	9.92%	9.93%
Common equity ratio	10.43%	9.92%	10.43%	9.92%	10.14%
Tangible common equity ratio(1)	8.44%	7.74%	8.44%	7.74%	8.02%
Dividend payout ratio	31.91%	35.29%	33.33%	33.95%	33.85%
Per Share Data
Book value per share	$30.98	$26.67	$30.98	$26.67	$27.95
Tangible book value per share(1)	24.52	20.31	24.52	20.31	21.61
Dividends declared per share	0.30	0.30	0.90	0.85	1.15
(1) Please refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2019 and December 31, 2018, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2019, average deposits (excluding brokered deposits) of $3.2 billion increased $397.7 million, or 14%, compared to the same period last year. Average core deposits1 of $2.7 billion for the nine months ended September 30, 2019, increased $375.0 million, or 16%, compared to the same period a year ago. Included within our average money market deposits for the nine months ended September 30, 2019, were $70.2 million of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2019, average total borrowings (including brokered deposits) decreased $171.7 million, or 20%, to $682.8 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $104.5 million as of September 30, 2019. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 20, 2019.

We believe our investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, the wholesale reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that our current level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and wholesale repurchase markets, could significantly impact our liquidity position.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $471.7 million and $435.8 million at September 30, 2019 and December 31, 2018, respectively, which amounted to 10% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the nine months ended September 30, 2019.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $13.9 million and $13.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company have been and will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2019 and 2018, the Bank declared dividends payable to the Company in the amount of $29.4 million and $20.7 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Our share repurchase program is an important part of our capital management strategy. As of September 30, 2019, we repurchased 404,213 shares of the Company's common stock at a weighted average price of $42.49 per share under the share repurchase program authorized by the Board of Directors on January 22, 2019, which authorizes the purchase of up to 775,000 shares. As of September 30, 2019, 370,787 shares remained available for repurchase under the program. The repurchase program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year.
______________________________________________________________________________________________________

1	Please refer to "Non-GAAP Measures and Reconciliation to GAAP" for further details.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At September 30, 2019 and December 31, 2018, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Refer to Note 8 of the consolidated financial statements for additional details.

At September 30, 2019, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$755,731	$316,478	$70,096	$18,409	$350,748
Standby letters of credit	5,776	4,294	209	—	1,273
Customer loan swaps - notional value	832,286	—	15,004	81,235	736,047
Interest rate swap on loans - notional value	100,000	—	—	100,000	—
Fixed-rate mortgage interest rate lock commitments - notional value	54,144	54,144	—	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Forward delivery commitments - notional value	16,630	16,630	—	—	—
Total	$1,807,567	$391,546	$95,309	$199,644	$1,121,068

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At September 30, 2019, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$17,073	$1,403	$2,575	$2,465	$10,630
Finance leases	2,835	174	348	348	1,965
FHLBB advances - other	10,000	10,000	—	—	—
Retail repurchase agreements	273,454	273,454	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,674	—	—	—	14,674
Other contractual obligations	1,336	1,336	—	—	—
Total	$363,703	$286,367	$2,923	$2,813	$71,600

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

For the nine months ended September 30, 2019, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further details regarding the Company's risk management.

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

As of September 30, 2019 and 2018, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2019	September 30, 2018
Year 1
+200 basis points	(0.51)%	0.68%
-100 basis points	(0.51)%	(0.98)%
Year 2
+200 basis points	4.54%	8.71%
-100 basis points	(4.33)%	(1.59)%

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

If rates remain at or near current levels, net interest income is projected to increase marginally as assets redeploy into higher yields while funding costs remain relatively unchanged. Beyond the first year, net interest income increases slightly. If rates decrease 100 basis points, net interest income is projected to trend slightly below current levels as funding cost reductions mitigate asset yield pressure. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds is exhausted. If rates increase 200 basis points, net interest income is projected to decrease slightly in the first year due to pressure on funding costs outpacing asset yields. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases subside.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of September 30, 2019, we had $43.0 million notional principal amount of interest rate swap agreements related to the junior subordinated debentures, $100.0 million of notional interest rate swap agreements to mitigate exposure to falling interest rates, and $416.1 million of notional interest rate swap agreements related to our commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 8 for further discussion of these derivative instruments.

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. As such, we have begun an internal project that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. We will continue to assess the use of alternative rates, and expect to transition to alternative rates as the markets and best practices develop.

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
101*
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL: (i) Consolidated Statements of Condition - September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2019 and 2018; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 7, 2019
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Deborah A. Jordan	November 7, 2019
Deborah A. Jordan	Date
Chief Operating Officer, Chief Financial Officer and Principal Financial & Accounting Officer