Form 10-K
period 2019-12-31
CAMDEN NATIONAL CORP
filed 2020-03-11
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-28190

CAMDEN NATIONAL CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

Maine	01-0413282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 Elm Street, Camden, ME	04843
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (207) 236-8821

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, without par value	CAC	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $696,206,339. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 24, 2020 was 15,148,441.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2019 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.4 billion in assets at December 31, 2019, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

Our consolidated financial statements accompanying this Form 10-K include the accounts of the Company, the Bank and its subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

Who We Are. Since our founding, we have been a values-guided, community-oriented bank that is dedicated to our customers, employees, communities and shareholders.

We are a trusted corporate partner who cares for our neighbors and employees, and we strive to follow responsible business practices under transparent, ethical governance. Our commitment to enhancing environmental, social and governance practices reinforces our focus on building a strong corporate culture across our company. Several characteristics define our culture and approach:

•	We are a values-based, socially-responsible organization

•	We are committed to our Vision to “Deliver your best banking experience”

•	We demonstrate dedication to our four core constituents: customers, employees, communities, and shareholders

Everything we do, both in the office and in the community, is guided and inspired by our Core Values:

•	Honesty and integrity - above all else

•	Trust - built on fairness

•	Service - second to none

•	Responsibility - to use our resources for the greater good

•	Excellence - through hard work and lifelong learning

Our culture and values are strengths that support our strategic goal to generate consistent, sustainable long-term value for all our constituents.

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services, including wealth management and trust services, brokerage, investment advisory and insurance services, to consumer, business, non-profit and municipal customers. For the year ended December 31, 2019, 2018 and 2017, net interest income was our primary revenue source, representing 75%, 76%, and 75%, respectively, of our total revenues (sum of net interest income and non-interest income). Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings.

We have achieved a five-year compounded annual asset growth rate of 10%, resulting in $4.4 billion in total assets at December 31, 2019. Asset growth over the past five years of $1.6 billion has come by way of acquisition and organically, each representing 50% of our growth over this time horizon.
In October 2015, we completed the acquisition of SBM Financial, Inc. ("SBM"), the parent company of The Bank of Maine. This was and continues to be our largest acquisition over the Company's long history, with total acquired assets of $816.3 million, including loans of $628.0 million, and deposits and borrowings of $721.2 million. The acquisition provided us with an expanded presence in Southern and Central Maine, significant low-cost deposits (including interest and non-interest checking, savings and money market), and enhanced our mortgage banking platform.
Organic asset growth of $823.4 million over the past five years has been driven by organic loan growth of $694.4 million, which equated to a five-year compounded growth rate of 7% at December 31, 2019. Our organic growth over the past five years was driven by market expansion in Southern and Central Maine and New Hampshire, as well as other strategic investments in people, technology and facilities over recent years.
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

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit and commercial customers. As of December 31, 2019, the Bank had 60 branches in 13 of Maine's 16 counties, one branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, a mortgage loan production office in Braintree, Massachusetts, and 71 ATMs. The Bank optimizes its in-person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch™, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

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

Customers may also access the Bank’s products and services using other channels, including on-line at www.CamdenNational.com.

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

Competition. We compete throughout Maine, and select areas of New Hampshire and Massachusetts. Our primary markets have historically been and continue to be within Maine. Within Maine, we operate in 13 of the state's 16 counties, with our primary markets and presence being throughout coastal and central Maine. Many of these markets are characterized as rural areas. Major competitors in our primary market area include local branches of large regional and national banking organizations and brokerage houses, as well as local independent banks, financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within our primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

Employees. The Company employed 639 people on a full- or part-time basis as of December 31, 2019.

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

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, as of December 31, 2019:

Executive Officer	Age	Position
Gregory A. Dufour	59	President and Chief Executive Officer
Joanne T. Campbell	57	Executive Vice President, Risk Management Officer
Deborah A. Jordan	54	Executive Vice President, Chief Operating and Financial Officer
Timothy P. Nightingale	62	Executive Vice President, Senior Loan Officer
Patricia A. Rose	56	Executive Vice President, Retail and Mortgage Banking Officer

Gregory A. Dufour has served as President and CEO of the Company since January 2009. Mr. Dufour joined the Company in April 2001 as Senior Vice President of Finance. In August of 2002, he assumed additional responsibility for Operations and Technology until December 2003. In January 2004, Mr. Dufour was named Chief Banking Officer for the Company and President and Chief Operating Officer for Camden National Bank, and in January 2006, he became President and CEO for Camden National Bank. He also serves on the board of directors of Camden National Bank. Prior to joining the Company, Mr. Dufour was Managing Director of Finance and a member of the Executive Operating Group for IBEX Capital Markets in Boston, Massachusetts. In addition to his experience at IBEX, Mr. Dufour held various financial management positions with FleetBoston Corporation and its affiliates, including Vice President and Controller of Debt Capital Markets, Controller of Investment Banking and Banking Group Controller. Mr. Dufour’s extensive business and finance background, demonstrated ability to effectively manage growth, strong regulatory expertise and leadership capability contributes to his active support of the Board in his director capacity. Mr. Dufour has served in various volunteer capacities on numerous community-related organizations and currently serves as trustee of Coastal Healthcare Alliance system in Rockport, Maine and as trustee and vice chair of the board of directors of Maine Health in Portland, Maine.

Joanne T. Campbell joined the Company in 1996 as Vice President, Manager of Residential Real Estate. She was promoted to Senior Vice President, Compliance, Audit & CRA in 2002, and then to Senior Vice President, Risk Management in 2005 and to Executive Vice President ("EVP") in January 2011. Ms. Campbell currently serves as a member and Chair of the ABA Risk Management Conference Advisory Board and serves as a Regional Coordinator for Olympia's Leaders Advisors for the Olympia Snowe Women's Leadership Institute.

Deborah A. Jordan joined the Company in September 2008 as Senior Vice President, Chief Financial Officer ("CFO"), and Principal Financial and Accounting Officer and was promoted to EVP in January 2011. In 2015, Ms. Jordan was promoted to Chief Operating Officer ("COO"), and continues to serve as CFO, COO and Principal Financial and Accounting Officer. Ms. Jordan was previously EVP and CFO of Merrill Merchants Bancshares, Inc. in Bangor, Maine, from January 1993 to August 2008. Ms. Jordan worked at Arthur Andersen & Co. from 1987 to 1992. Ms. Jordan currently serves on the Board of Seven Islands Land Management Company and Maine Community Foundation.

In October 2019, Ms. Jordan announced her intent to retire from the Company on April 30, 2020.

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

Source of Strength. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Company is required to serve as a source of financial strength for the Bank. This support may be required at times when the

Company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Regulation of the Bank

The Bank is subject to regulation, supervision, and examination by the OCC. Additionally, the Federal Deposit Insurance Corporation (“FDIC”) has secondary supervisory authority as the insurer of the Bank’s deposits. The Bank is also subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), as enforced by the OCC. Pursuant to the Dodd-Frank Act, the FRB may directly examine the subsidiaries of the Company, including the Bank. The enforcement powers available to the federal banking regulators include, among other things, the ability to issue cease and desist or removal orders; to terminate insurance of deposits; to assess civil money penalties; to issue directives to increase capital; to place the Bank into receivership; and to initiate injunctive actions against banking organizations and institution-affiliated parties.

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

The Bank’s deposits are subject to deposit insurance assessments to maintain the DIF. The Bank’s deposit insurance assessments are based on its assets. To determine its deposit insurance assessment, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier I capital) and the applicable assessment rate. The rule for calculating assessment rates for established small banks, including the Bank, utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. Each of the seven financial ratios and a weighted average of CAMELS component ratings is multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks range from 1.5 to 30 basis points, after adjustments. The FDIC has the power to adjust deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any adjustment.

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

To offset the effect of the increase in the reserve ratio on small banks, including the Bank, those banks will receive credits for the portion of their assessments that helped to raise the reserve ratio from 1.15% to 1.35%. Credits will be applied automatically to reduce a small bank’s regular assessment in each quarter that the reserve ratio is at least 1.38%, up to the entire amount of the credit or assessment.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” under the prompt corrective action framework described below or, with a waiver from the FDIC, “adequately capitalized.” A bank that is “adequately capitalized” and that accepts or renews brokered deposits subject to a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits. In December 2018, the FDIC adopted a final rule that permits an institution that is “well capitalized” and has a CAMELS composite rating of 1 or 2 to exempt reciprocal deposits from treatment as brokered deposits up to the lesser of $5 billion or 20% of the institution’s total liabilities. Institutions that are not well rated or “well capitalized” may treat reciprocal deposits as non-brokered up to an amount equal to a “special cap” set forth in the final rule. In addition, in December 2019, the FDIC issued a proposed rule that is intended to bring the brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered. The impact on the Bank from any changes to the brokered deposit regulations will depend on the final form of the proposed rule.

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

In December 2019, the OCC and the FDIC proposed a rule that would seek to expand the types of activities that qualify for CRA credit; revise how banks delineate their CRA assessment areas; and establish new standards for evaluating banks with more than $500 million in assets, including, among others, the number of qualifying retail loan originations to low- and moderate-income individuals. The impact on the Bank from any changes to the CRA regulations will depend on the final form of the proposed rule and how it is implemented and applied.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The Company and the Bank are subject to risk-based capital requirements and rules issued by the FRB, the OCC and the FDIC (the “Capital Rules”) that are based on the Basel Committee on Banking Supervision’s (“Basel Committee”) framework for strengthening capital and liquidity regulation (referred to as Basel III). The Capital Rules are intended to reflect the relationship between the banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The FRB and the OCC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth. Under the Capital Rules, the Company and the Bank apply the Standardized Approach in measuring their risk-weighted assets (“RWA”) and regulatory capital.

The Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.

Under the Capital Rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1 (“CET1”) capital, Tier 1 capital and total risk-based capital, respectively, by RWA. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk.

Under the Capital Rules, the Company and the Bank are each required to maintain a minimum CET1 capital to RWA ratio of 4.5%, a minimum Tier 1 capital to RWA ratio of 6%, a minimum total capital to RWA ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Capital Rules require an institution to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Capital Rules provide for a number of deductions from and adjustments to CET1 capital, including, for example, goodwill, other intangible assets, and deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights (“MSRs”), DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial institutions must also be deducted from CET1 capital to the extent that they exceed certain thresholds. In November 2017, the federal bank regulators revised the Capital Rules to extend the transitional treatment of certain DTAs, MSRs, investments in non-consolidated financial institutions and minority interests for non-advanced approaches banking organizations, such as the Company and the Bank, until January 1, 2020, when the revisions to simplify the regulatory capital treatment of those items took effect.

The Company and the Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Capital Rules to exclude the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity under U.S. GAAP in determining regulatory capital ratios.

The EGRRCPA requires the federal bank regulators to adopt regulations to implement an exemption from the Capital Rules for smaller banking organizations, including the Company and the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the legislation provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal bank regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime (see “—Prompt Corrective Action” below); and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

In November 2019, the FRB, OCC and FDIC issued a final rule to implement the Community Bank Leverage Ratio. Under the final rule, a “qualifying small banking organization” can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio (i.e., the ratio of its Tier 1 capital to average total consolidated assets minus certain deductions from total assets), is greater than 9%. The Company has evaluated the potential impact of this rule and has elected not to apply the Community Bank Leverage Ratio framework to its operations at this time, and will instead continue to measure its capital adequacy under the Capital Rules as described above. Under the final rule, as long as the Company and the Bank continue to meet the requirements to be qualifying small banking organizations (i.e., they have less than $10 billion in total consolidated assets and meet certain risk-based criteria), they are permitted to opt into (or out of) the Community Bank Leverage Ratio framework at any time and for any reason. The Company will continue to evaluate the impact of the Community Bank Leverage Ratio and may opt into that framework in the future. The Company cannot guarantee, however, that it or the Bank will continue to meet the conditions to be eligible to apply the Community Bank Leverage Ratio, nor can the Company predict at this time whether it or the Bank will choose to apply the Community Bank Leverage Ratio in the future.

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

Prompt Corrective Action. The FDIA requires the federal banking agencies to take prompt corrective action with respect to depository institutions that do not meet the minimum capital requirements described above. The FDIA establishes five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”). The federal banking regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are less than adequately capitalized, with supervisory actions progressively becoming more punitive as the institution’s capital category declines. Supervisory actions include: (i) restrictions on payment of capital distributions and management fees, (ii) requirements that a federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) submission of a capital restoration plan, (iv) restrictions on the growth of the institution’s assets and (v) requirements for prior regulatory approval of certain expansion proposals. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions and generally will be placed in conservatorship or receivership within 90 days. An insured depository institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) has a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) has a CET1 ratio of at least 6.5% or greater; (iv) has a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the FRB’s regulations, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, a bank that is required to submit a capital restoration plan generally must concurrently submit a performance guarantee by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply.

Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital
Resources" and Note 14 of the consolidated financial statements included within this report.

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

Restrictions on Bank Dividends. Under OCC regulations, national banks generally may not declare a dividend in excess of the bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the national bank in any calendar year exceeds the total of the national bank’s retained net income year-to-date combined with its retained net income for the preceding two years. National banks also are prohibited from declaring or paying any dividend if, after making the dividend, the national bank would be considered “undercapitalized” (as defined by reference to other OCC regulations). The OCC has the authority to use its enforcement powers to prohibit a national bank, such as the Bank, from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, the Bank’s ability to pay dividends is restricted if it does not maintain the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

Restrictions on Share Repurchases. In July 2019, the FRB eliminated the standalone prior approval requirement in the Capital Rules for a bank holding company’s repurchase or redemption of its common stock. In certain circumstances, however, the Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under the regulations or policies of the FRB.

Certain Transactions by Banks with their Affiliates

Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W restrict transactions between a bank and its affiliates, including its parent bank holding company. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may occur, including extensions of credit (which include credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions) to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and other “covered transactions.” Generally, a bank’s (including its subsidiaries) covered transactions with any affiliate are subject to the following limits: (i) the aggregate amount of covered transactions with any one affiliate cannot exceed 10% of the bank’s capital stock and surplus; and (ii) the aggregate amount of covered transactions with all affiliates cannot exceed 20% of the bank’s capital stock and surplus.

Transactions between a bank and its affiliates, including a parent holding company, must be on market terms and not otherwise unduly favorable to an affiliate, and, in the case of extensions of credit, be secured by specified amounts and types of collateral.

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

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. In addition, the CFPB has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms, and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

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

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction, and to monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Financial institutions, such as the Bank, are also required to adopt and implement policies and procedures with respect to, among other things, anti-money laundering (“AML”) compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In addition, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.” In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the AML compliance record of both the applicant and the target.

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

The EGRRCPA amended the Volcker Rule to exclude smaller banking organizations, effective immediately following enactment of the EGRRCPA. In July 2019, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission jointly issued a final rule to implement the EGRRCPA’s exclusion with respect to small banking organizations. Under the final rule, an insured depository institution, such as the Bank, that has, and is controlled only by companies that have, (i) total consolidated assets of $10 billion or less, and (ii) total trading assets and liabilities that are 5% or less of total assets generally would not be a “banking entity” and therefore would not be subject to the Volcker Rule. As a result, the Company and the Bank are no longer subject to the Volcker Rule. We do not expect this change to have a material impact on the Company.

Item 1A. Risk Factors

An investment in the Company involves risk, which could be substantial. Market, liquidity, credit, operational, legal, compliance, reputational and strategic risks are inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

Risks Related to the Operation of Our Business

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

We primarily serve individuals and businesses located in the state of Maine, with 76% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2019, with higher concentrations of exposure in Cumberland, Hancock, Kennebec, Knox, Penobscot and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse.

We experience strong competition within our markets, which may impact our profitability.

Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the recently proposed revisions to the FDIC’s rules on brokered deposits, may also make it easier for fintechs to partner with banks and offer deposit products. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2019, our commercial real estate and commercial loan portfolios comprised 54% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2019, the most significant industry concentration within our loan portfolio was nonresidential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings), which was 12% of our total loans and 31% of our total commercial real estate portfolio. As of December 31, 2019, we had no other industry concentrations in excess of 10% of total loans.

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

As of December 31, 2019, our balance sheet composition supported an asset sensitive interest rate risk position over a one- and two-year period. This would suggest that if interest rates were to decrease, then net interest income would decrease, reducing revenue and net income, while an increase in interest rates would increase net interest income, increasing revenue and net income. However, there can be no assurance that a change in interest rates will not negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by slowing loan production, and specifically, loan refinance activity, and/or reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses.

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

Deposits are a low cost, stable source of funding. We compete with banks, other financial institutions and fintechs for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

As of December 31, 2019, brokered deposits made up 5% of our total deposits. We have and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation-Capital Adequacy and Safety and Soundness-Prompt Corrective Action” and “Supervision and Regulations-Regulation of the Bank-Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

Wholesale funding sources may prove insufficient to replace deposits and support our operations and future growth.
The Company and the Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, borrowings through the Federal Home Loan Bank and correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

We believe that we have adequately reviewed our investment securities for impairment and we did not recognize any other-than-temporary impairments on our investment securities portfolio in 2019. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. In addition, if a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the significant judgments involved, there is risk that material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

Market changes may adversely affect demand for our services and impact results of operations.

Channels for servicing our customers are evolving rapidly, with less reliance on traditional branches, more use of online and mobile banking, and increased demand for universal bankers and other relationship managers who can service multiple product lines. We compete with larger providers that are rapidly evolving their service offerings, thereby escalating the costs of evolving the Bank’s efforts to keep pace. We have a process for evaluating the profitability of our branches and other office and operational facilities. The identification of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by the U.S. and international financial market and economic conditions.

We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. Although there has been gradual improvement in the U.S. economy over the past decade, deterioration in any of these conditions could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

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

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. From time to time, we are named or threatened to be named as defendants in various lawsuits, including class actions, arising from our business activities. In addition, when other financial institutions receive adverse judgments in litigation or agree to settlements, that may encourage plaintiffs and their attorneys to bring and maintain claims, including class actions, against other financial institutions, including the Company. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation and/or legal costs incurred in defending us against such litigation could have a material adverse effect on our financial condition and results of operation.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with AML, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. There have been a number of significant enforcement actions in recent years by regulators, state attorneys general and the Department of Justice against banks and other non-bank financial institutions with respect to AML and sanctions laws, and some have resulted in substantial penalties including criminal pleas. Although the Company and the Bank have adopted policies and procedures designed to comply with these laws, any failure to comply with these laws and other regulations, or to maintain an adequate compliance program, could result in significant fines, penalties, lawsuits, regulatory sanctions, reputational damage, or restrictions on our business.

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

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers and others with whom we conduct business or potential future business, particularly because our business is primarily concentrated in certain areas of Maine. Our actual or perceived failure to (i) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (ii) meet legal and regulatory requirements applicable to the Bank and to the Company; (iii) maintain the privacy of customer and accompanying personal information; (iv) maintain adequate record keeping; (v) engage in proper sales and trading practices; and (vi) identify the legal, reputational, credit, liquidity and market risks inherent in our products; or any action of one of our employees that results in actual or perceived misconduct or error, among other things, could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Because we primarily serve individuals and businesses located in Maine, any negative impact resulting from reputational harm, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse. Moreover, the advent and expansion of social media creates the potential for rapid and widespread dissemination of information, including inaccurate, misleading, or false information, that could damage our reputation and affect our ability to attract and retain customers and employees.

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

The Company’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. If the Company provides inadequate succession planning, or is unable to continue to retain and attract qualified employees, this could result in a material adverse effect on the Company’s performance, including its competitive position.

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

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. We have expended substantial resources to protect our systems, and may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures in our computer systems and networks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through insurance maintained by us. Any such losses, which may be difficult to detect, could adversely affect our financial condition or results of operations. In addition, the occurrence of such a loss could expose the Company and the Bank to reputational risk, the loss of customers and additional regulatory scrutiny.

We are subject to a variety of cybersecurity risks that, if realized, could adversely affect our business, financial condition and results of operations.

Information security risks for financial institutions such as the Company and the Bank have increased significantly in recent years due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks and our customers’ devices are periodically the target of cyberattacks, and may be the target of future cyberattacks, including through the introduction of computer viruses, and/or malicious code, or by means of phishing attacks, social engineering or other information security breaches. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.

In recent years, there have been several well-publicized attacks on various companies, including in the financial services industry, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyberattacks, phishing, or other means. Even if not directed at the Company or the Bank specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

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

In addition, there have been reports that the recent coronavirus outbreak which originated in China, has significantly impacted other countries, including disrupting or restricting supply chains, which has resulted in closures of facilities and reduction in demand across companies in a variety of industries. Recent developments and reports relating to the coronavirus have coincided with heightened volatility in financial markets in the U.S. and globally. If the coronavirus affects (i) the ability of our borrowers to satisfy their obligations; (ii) the demand for our products and services; (iii) causes our business to be interrupted; and/or (iv) leads to a significant or sustained impact on global markets or economic growth, our business, operations and financial condition could be adversely affected.

Camden National Wealth Management may be negatively affected by changes in economic and market conditions.

A substantial portion of income from fiduciary services is dependent on the market value of wealth management assets under administration, which are primarily marketable securities. Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets. For example, the uncertainty surrounding the terms of the U.K.’s exit from the European Union (“EU”), or Brexit, could negatively impact markets and cause weaker macroeconomic conditions that extend beyond the U.K. and the EU that could continue for the foreseeable future.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2019, our goodwill and other identifiable intangible assets totaled $98.2 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2019 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2019. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business-Supervision and Regulation.”

We are required to maintain sufficient capital and adequate liquidity.

As a banking organization, our capital and liquidity are subject to regulation and supervision by banking regulators. We are required to maintain minimum levels of capital. In addition, our banking regulators could require us to maintain more and higher quality capital than previously expected. Our banking regulators could also require us to hold higher levels of short-term investments, thereby limiting our ability to invest in longer-term or less liquid assets at higher yields. The need to maintain capital and liquidity could result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. In addition, if we fail to maintain appropriate levels of capital or liquidity, we could become subject to formal or informal enforcement actions that may impose restrictions on our business, including limiting our lending activities or our ability to expand, requiring us to raise additional capital (which may be dilutive to shareholders) or requiring regulatory approval to pay dividends or otherwise return capital to shareholders. See Item 1. “Business-Supervision and Regulation-Regulatory Capital Requirements” for additional information on capital requirements applicable to us and the Bank.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, we implemented FASB’s guidance on the measurement of credit losses (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), commonly known as “CECL,” effective as of January 1, 2020. CECL introduces a forward-looking “expected loss” model to estimate credit losses, rather than the “incurred loss” model previously required under GAAP. CECL substantially changes how we calculate our allowance for credit losses. See Note 1 to our financial statements, Business and Summary of Significant Accounting Changes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for additional information on CECL and its impact on our financial reporting. Other future changes in accounting standards could materially impact how we report our financial condition, and we cannot predict whether such standards will be adopted or their resultant impact.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2019, the Company owns or leases a total of 67 facilities, excluding any properties designated as other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 44 of its facilities, none of which are subject to a mortgage, and the remaining branches and loan offices are leased by the Company. The Company has 60 branches located throughout Maine, a branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, and a mortgage loan production office in Braintree, Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2019:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet(1)
Main Office	Camden, Maine	3 story building	Branch and principal executive office	Owned	15,500
Canal Plaza	Portland, Maine	2 floors	Branch and executive office	Leased	17,710
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Gardiner	Gardiner, Maine	3 story building	Branch and service center	Owned	17,497
Kennebunk	Kennebunk, Maine	2 story building	Branch and service center	Owned	9,982
Auburn	Auburn, Maine	3 story building	Branch	Owned	13,000
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600

(1)	Total square footage for leased locations represents the amount of space the Company occupies.

(2)	Includes space leased to third parties.

For additional information regarding the Company's premises and equipment and lease obligations see Notes 5 and 6 of the consolidated financial statements within Item 8. Financial Statements and Supplementary Data.

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2019 and 2018, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2019 and 2018) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2019			2018
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$45.72	$35.94	$0.30	$45.74	$41.91	$0.25
Second Quarter	46.95	41.79	0.30	47.43	43.54	0.30
Third Quarter	45.57	40.40	0.30	47.05	42.58	0.30
Fourth Quarter	46.82	41.89	0.33	42.23	34.05	0.30

As of February 24, 2020, there were 15,148,441 shares of the Company’s common stock outstanding by approximately 1,100 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2014 through December 31, 2019. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2014 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2019.

Stock Performance Graph

In January 2019, the Board of Directors authorized a common stock repurchase program that had an expiration date of one year, authorizing management to repurchase up to 775,000 shares of the Company's outstanding common stock. As of December 31, 2019, the Company repurchased 488,052 shares at an average price of $42.61. This repurchase program has terminated.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2019	32,104	$42.31	32,104	338,683
November 1-30, 2019	9,548	43.44	9,548	329,135
December 1-31, 2019	42,187	43.80	42,187	286,948
Total	83,839	$43.19	83,839	286,948

In January, 2020, the Board of Directors authorized a common stock repurchase program authorizing management to repurchase up to 750,000 shares of the Company's outstanding common stock. The repurchase program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year.

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

	At or For The Year Ended December 31,
(In thousands, except ratios and per share data)	2019	2018	2017(1)	2016	2015(2)
Financial Condition Data
Investments	$933,069	$926,678	$907,642	$897,679	$855,995
Loans and loans held for sale	3,106,877	3,030,625	2,790,542	2,609,400	2,501,164
Allowance for loan losses	(25,171)	(24,712)	(24,171)	(23,116)	(21,166)
Total assets	4,429,521	4,297,435	4,065,398	3,864,230	3,709,344
Deposits	3,537,743	3,464,474	3,000,491	2,828,529	2,726,379
Borrowings	337,889	341,515	611,498	599,675	572,362
Shareholders’ equity	473,415	435,825	403,413	391,547	363,190
Operating Data
Net interest income	$127,630	$120,393	$115,300	$113,072	$86,452
Provision for credit losses	2,861	847	3,035	5,258	1,936
Non-interest income	42,113	38,176	38,599	39,621	27,482
Non-interest expense	95,303	91,945	88,510	89,896	81,139
Income before income tax expense	71,579	65,777	62,354	57,539	30,859
Income tax expense	14,376	12,706	33,878	17,472	9,907
Net income	$57,203	$53,071	$28,476	$40,067	$20,952
Ratios
Return on average assets	1.30%	1.28%	0.71%	1.04%	0.70%
Return on average equity	12.44%	12.92%	7.00%	10.47%	7.54%
Ratio of non-interest expense to total revenues(3)	56.15%	57.98%	57.51%	58.87%	71.22%
Dividend payout ratio	33.24%	33.85%	51.43%	32.22%	50.60%
Per share data
Basic earnings per share	$3.70	$3.40	$1.83	$2.59	$1.73
Diluted earnings per share	$3.69	$3.39	$1.82	$2.57	$1.73
Cash dividends declared per share	$1.23	$1.15	$0.94	$0.83	$0.80
Book value per share	$31.26	$27.95	$25.99	$25.30	$23.69
Non-GAAP measures(4)
Return on average tangible equity	15.99%	17.22%	9.69%	14.76%	9.91%
Efficiency ratio	55.77%	57.71%	57.05%	58.09%	70.13%
Tangible common equity ratio	8.66%	8.02%	7.66%	7.71%	7.18%
Tangible book value per share	$24.77	$21.61	$19.57	$18.74	$16.89

(1)
In December 2017, the Tax Cuts and Jobs Act of 2017 was enacted, and the Company recognized a $14.3 million income tax charge upon the revaluation of its deferred tax assets and liabilities using the lower federal corporate income tax rate of 21.0%. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Income Tax Expense" and Note 19 of the consolidated financial statements for further details.

(2)
On October 16, 2015, the Company completed its acquisition of SBM Financial, Inc., the parent company of The Bank of Maine. The impact of the acquisition was included within the presented financial data and results as of and for the year ended December 31, 2015.

(3)	Revenue is the sum of net interest income and non-interest income.

(4)
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures and Reconciliation to GAAP" for discussion and reconciliations of non-GAAP measures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the year ended
December 31, 2019, 2018 and 2017 and financial condition at December 31, 2019 and 2018 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K.

AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	HUD:	U.S. Department of Housing and Urban Development
ASC:	Accounting Standards Codification	IRS:	Internal Revenue Service
ASU:	Accounting Standards Update	LIBOR:	London Interbank Offered Rate
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LTIP:	Long-Term Performance Share Plan
BOLI:	Bank-owned life insurance	Management ALCO:	Management Asset/Liability Committee
Board ALCO:	Board of Directors' Asset/Liability Committee	MBS:	Mortgage-backed security
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MSPP:	Management Stock Purchase Plan
CDs:	Certificate of deposits	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
DCRP:	Defined Contribution Retirement Plan	OCI:	Other comprehensive income (loss)
EPS:	Earnings per share	OREO:	Other real estate owned
FASB:	Financial Accounting Standards Board	OTTI:	Other-than-temporary impairment
FDIC:	Federal Deposit Insurance Corporation	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine, that was acquired by Camden National Corporation
FHA:	Federal Housing Authority	SERP:	Supplemental executive retirement plans
FHLB:	Federal Home Loan Bank	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FHLMC:	Federal Home Loan Mortgage Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FNMA:	Federal National Mortgage Association	U.S.:	United States of America
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity; the efficiency ratio; tax equivalent net interest income; tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Return on Average Tangible Equity. The following table provides a reconciliation of return on average equity to return on average tangible equity. Return on average equity and return on average tangible equity represent a shareholders' return on capital and tangible capital, respectively, deployed in our business and is a common measure by financial institutions.

	For The Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Net income, as presented	$57,203	$53,071	$28,476	$40,067	$20,952
Add: amortization of intangible assets, net of tax(1)	557	573	1,176	1,237	849
Net income, adjusted for amortization of intangible assets	$57,760	$53,644	$29,652	$41,304	$21,801
Average equity, as presented	$459,865	$410,755	$406,628	$382,507	$277,716
Less: average goodwill and other intangible assets	(98,570)	(99,287)	(100,513)	(102,711)	(57,833)
Average tangible equity	$361,295	$311,468	$306,115	$279,796	$219,883
Return on average equity	12.44%	12.92%	7.00%	10.47%	7.54%
Return on average tangible equity	15.99%	17.22%	9.69%	14.76%	9.91%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

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

	For The Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-interest expense, as presented	$95,303	$91,945	$88,510	$89,896	$81,139
Net interest income, as presented	$127,630	$120,393	$115,300	$113,072	$86,452
Add: effect of tax-exempt income(1)	1,029	1,022	2,105	2,121	1,763
Non-interest income, as presented	42,113	38,176	38,599	39,621	27,482
Add: net loss (gain) on sale of securities	105	(275)	(855)	(51)	(4)
Adjusted net interest income plus non-interest income	$170,877	$159,316	$155,149	$154,763	$115,693
Ratio of non-interest expense to total revenues(2)	56.15%	57.98%	57.51%	58.87%	71.22%
Efficiency ratio	55.77%	57.71%	57.05%	58.09%	70.13%

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

(2)	Revenue is the sum of net interest income and non-interest income.

Tax Equivalent Net Interest Income. Tax-equivalent net interest income is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities.

	For The Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Net interest income, as presented	$127,630	$120,393	$115,300	$113,072	$86,452
Effect of tax-exempt income(1)	1,029	1,022	2,105	2,121	1,763
Net interest income, tax equivalent	$128,659	$121,415	$117,405	$115,193	$88,215

(1)	Reported on a tax-equivalent basis using the corporate federal income tax rate in effect for the respective period.

Tangible Book Value per Share and Tangible Common Equity Ratio. Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill, premium on deposits and other acquisition-related intangibles to (ii) total common shares outstanding at period end. Tangible book value per share is a common measure within our industry when assessing the value of a company as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged.

(In thousands, except number of shares, per share data and ratios)	December 31,
	2019	2018	2017	2016	2015
Tangible Book Value Per Share:
Shareholders' equity, as presented	$473,415	$435,825	$403,413	$391,547	$363,190
Less: goodwill and other intangible assets	(98,222)	(98,927)	(99,652)	(101,461)	(104,324)
Tangible shareholders' equity	$375,193	$336,898	$303,761	$290,086	$258,866
Shares outstanding at period end	15,144,719	15,591,914	15,524,704	15,476,379	15,330,717
Book value per share	$31.26	$27.95	$25.99	$25.30	$23.69
Tangible book value per share	$24.77	$21.61	$19.57	$18.74	$16.89
Tangible Common Equity Ratio:
Total assets	$4,429,521	$4,297,435	$4,065,398	$3,864,230	$3,709,344
Less: goodwill and other intangibles	(98,222)	(98,927)	(99,652)	(101,461)	(104,324)
Tangible assets	$4,331,299	$4,198,508	$3,965,746	$3,762,769	$3,605,020
Common equity ratio	10.69%	10.14%	9.92%	10.13%	9.79%
Tangible common equity ratio	8.66%	8.02%	7.66%	7.71%	7.18%

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

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Total deposits	$3,537,743	$3,464,474	$3,000,491	$2,828,529	$2,726,379
Less: certificates of deposit	(521,752)	(443,912)	(475,010)	(468,203)	(516,867)
Less: brokered deposits	(191,005)	(363,104)	(205,760)	(272,635)	(199,087)
Core deposits	$2,824,986	$2,657,458	$2,319,721	$2,087,691	$2,010,425

Average Core Deposits. Average core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and at a lower interest rate cost. The Company calculates average core deposits as total deposits (as disclosed on the Average Balance, Interest and Yield/Rate Analysis table) less certificates of deposit. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	For The Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Total average deposits	$3,233,560	$2,842,619	$2,620,269	$2,551,400	$1,894,981
Less: certificates of deposit	(506,971)	(467,631)	(466,418)	(489,040)	(357,972)
Average core deposits	$2,726,589	$2,374,988	$2,153,851	$2,062,360	$1,537,009

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the ALL; (ii) accounting for acquisitions and the subsequent review of goodwill and intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; (iv) income taxes; and (v) accounting for defined benefit and postretirement plans.

Refer to Note 1 of the consolidated financial statements for additional details of the Company's accounting policies, including new accounting standards recently adopted and those yet to be adopted.

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

Loans for which a specific loss allocation may be required are identified and assessed at least quarterly by reviewing individual loans with an outstanding principal balance of $500,000 or more that are risk rated as substandard or doubtful and are on non-accrual status in accordance with our internal policy. We believe loans that meet the above criteria most often demonstrate the qualities and characteristics of an impaired loan and are individually significant enough to the Company to warrant individual assessment. Once a loan is deemed to be impaired, an allowance may be established to reduce its net carrying value to its estimated value, if the estimated value of an impaired loan is lower than its recorded investment. The estimated value of an impaired loan is determined using one of three methods: (i) calculating the present value of expected future cash flows discounted at the loan's effective interest rate (i.e. discounted cash flow method); (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral dependent and repayment of the loan is expected to be provided solely by the underlying collateral.

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

Because the methodology is based upon historical experience and trends, and significant judgments, there are factors that may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, declines in local property values, and the results of regulatory examinations. As of December 31, 2019, the recorded ALL of $25.2 million represents our best estimate, however, under adversely different conditions or assumptions the ALL may need to be increased. The ALL is reviewed on a monthly basis to assess recent asset quality trends and impact on the Company's financial condition. The ALL is reviewed and approved on a quarterly basis at each of the Bank's Board of Directors meetings.

The Company will adopt the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, effective January 1, 2020. This new accounting standard, commonly referred to as "CECL," significantly changes the Company's accounting for reserves on loans, unfunded loan commitments, and certain guarantees, as well as introduces the consideration for establishment of a reserve on HTM investments. Under CECL, companies are required to estimate future credit losses over the contractual life of certain assets, adjusted for expected prepayments, including homogeneous pools of loans and HTM investments, as well as establish reserves for unfunded loan commitments and certain guarantees.

CECL became effective for the Company on January 1, 2020. The initial adjustment will not be reported in net income, but as a cumulative-effect adjustment to retained earnings. We have worked steadily over the past several years in anticipation of our implementation of CECL, which included: (i) the creation of an internal project team comprised of members from Credit Risk, Accounting, Treasury, Operations, Information Technology and Internal Audit; (ii) engaging third party consultants to assist with internal data validation, CECL software implementation, review of the control framework design, including review and changes to our overall governance structure for CECL oversight, and other general consultative matters; and (iii) performing parallel calculations and analyzing differences between today’s incurred model and CECL.

The Company has performed a parallel calculation as of December 31, 2019 and is in the process of finalizing its calculation, internal CECL policy and internal controls framework. Based on our fourth quarter parallel calculation, we believe that the adoption of CECL will result in an immaterial impact to the Company’s retained earnings and the Company and Bank’s regulatory capital ratios as of January 1, 2020. The Company and Bank will continue to exceed regulatory guidelines, and the Bank's capital ratios will meet the requirements for it to be considered "well capitalized" under prompt correct action. As such, the Company does not anticipate adopting the transition relief provided by the regulatory agencies for regulatory capital purposes.

The Company expects that CECL may create more volatility in the level of allowance for credit losses from quarter to quarter as changes in the level of allowance for credit losses will be dependent upon, among other things, macroeconomic forecasts and conditions, loan portfolio volumes and credit quality.

Refer to Note 1 of the consolidated financial statements for further details on CECL.

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets for the year ended December 31, 2019 or 2018.

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

As of November 30, 2019, we assessed goodwill for impairment at the consolidated Company-level as the Company's operating segment was also its only reporting unit. We used the qualitative analysis (i.e. "step zero") outlined in ASC 350-20 to test goodwill for impairment, and considered such factors as the macroeconomic environment; overall industry environment and performance; company specific factors, including, but not limited to, competition, performance and personnel. Through completion of our analysis, we concluded it was not more-likely-than-not that the Company's carrying value exceeded its fair value. Thus, no further goodwill impairment analysis was warranted and we concluded that goodwill was not impaired as of

November 30, 2019. Furthermore, we are not aware of any indications and/or triggers subsequent to our goodwill impairment analysis performed as of November 30, 2019 that would lead us to believe there may be subsequent impairment of goodwill.

For the year ended December 31, 2018 and 2017, we assessed goodwill for impairment and concluded goodwill was not impaired.

Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the performance of "Step 2" of the goodwill impairment analysis. Thus, should the carrying value of a reporting unit exceed its fair value, "Step 1", the reporting unit is impaired and goodwill is written down by the amount the reporting unit's carrying value exceeds its fair value. Refer to Note 1 of the consolidated financial statements for an overview of "Step 1" and "Step 2" of the goodwill impairment analysis.

Core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred for the year ended December 31, 2019 or 2018 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

OTTI of Investments. Effective January 1, 2018, the Company adopted ASU No. 2016-01, Income Statement- Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"). Upon adoption, equity investments with readily determinable fair values may no longer be designated as AFS, and thus, the change in fair value for these investments is now accounted for within the consolidated statements of income. As of December 31, 2019 and 2018, the fair value of equity investments with a readily determinable fair value recorded on the consolidated statements of condition was $1.7 million and $746,000, respectively. For the year ended December 31, 2019 and 2018, an unrealized gain (loss) of $928,000 and ($50,000), respectively, was recorded within other income on the consolidated statements of income for the year ended December 31, 2018.

Equity investments with a readily determinable fair value are no longer assessed for OTTI as the change in fair value is now recorded within net income.

As of December 31, 2019 and 2018, the Company did not have any equity securities without a readily determinable fair value within the scope of ASU 2016-01.

We assess our investments in debt securities designated as AFS and HTM for OTTI quarterly, in conjunction with each reporting period. In determining whether OTTI has occurred, we review information about the underlying investment that is publicly available, analysts’ reports, applicable industry data and other pertinent information, and assess our intent and ability to hold the security for the foreseeable future until recovered. To the extent that the fair value of the debt security is below its carrying amount, we will assess if the impairment is due to credit-related or other factors. If it is due to credit-related factors, the investment is written down to its current fair value at the time the impairment is deemed to have occurred. If it is due to other factors, then no asset impairment is recorded. For the year ended December 31, 2019, 2018 and 2017, we did not record OTTI on any debt investments. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

As of December 31, 2019 and 2018, we did not have any equity or debt investments for which fair value was determined using level 3 valuation techniques and assumptions. The fair value of all equity and debt investments were measured using level 2 techniques. Refer to Note 21 of the consolidated financial statements for further details of fair value.

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including its updates and amendments, which changed the impairment model for AFS debt securities. Under this standard, AFS debt securities are still considered impaired and required to be written down if the fair value of the security is less than its carrying value and the Company does not have the intent and/or ability to hold the security for the foreseeable future until recovered. The new AFS debt security model differs from the current OTTI model in that it no longer allows consideration of the length of time which the fair value has been less than its carrying value when determining whether a credit loss exists. Thus, an OTTI due to a credit-related factor may be recorded earlier under the new impairment model for AFS debt securities than the current OTTI model. Furthermore, under the new model, if OTTI is recorded it is accounted for as a valuation allowance on AFS investments, and it is recoverable to the extent of the valuation allowance.

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

As of December 31, 2019, our federal and state income tax returns for the year ended December 31, 2018, 2017 and 2016 were open to audit by federal and various state authorities. If, as a result of an audit, we were to be assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

Defined Benefit and Postretirement Plans. We use a December 31st measurement date to determine the expenses for the Company's defined benefit and postretirement plans and related financial disclosure information. Postretirement plan expense is sensitive to changes in the number of eligible employees, changes in the discount rate, mortality rate, and other expected rates, such as medical cost trends rates and salary scale assumptions.

EXECUTIVE OVERVIEW

The Company reported record net income and diluted EPS for 2019 of $57.2 million and $3.69, respectively. Net income for 2019 increased $4.1 million, or 8%, over 2018, while diluted EPS increased $0.30, or 9%, over the same period. Earnings growth in 2019 was attributable to an all-around successful year which is summarized by revenue (sum of net interest income and non-interest income) growth of 7% that outpaced expense growth of 4%, and superior asset quality that is highlighted by a non-performing assets to total assets ratio of 0.25% at December 31, 2019. Strong earnings growth in 2019 led to favorable financial performance metrics for the year, including a return on average assets of 1.30%, return on average equity of 12.44%, and a return on average tangible equity (non-GAAP) of 15.99%.

The Company's total revenue for 2019 totaled $169.7 million and was 75% net interest income and 25% non-interest income. We continue to manage our mix of revenue sources as we believe that a diversified revenue stream is important to our long-term success and ability to maintain financial margins. Net interest income for 2019 grew 6% over last year as we were able to hold our net interest margin relatively stable, decreasing 1 basis point to 3.15% for 2019, and growing average interest-earning assets 6% and average deposits 14%. Over the same period, non-interest income increased 10% as we continue to grow mortgage banking income, core banking service fees and wealth management services.

Non-interest expense for 2019 totaled $95.3 million, an increase of $3.4 million over 2018. We remain focused on managing costs to prudently grow the Company efficiently. For 2019, our ratio of non-interest expense to total revenues was 56.15%, and, on a non-GAAP basis adjusted for certain items, was 55.77%, compared to 57.98% and 57.71%, respectively, for 2018.

We are committed to driving shareholder value and we actively manage our usage of Company capital to drive financial returns. Throughout 2019, we took certain actions to redeploy capital and drive shareholder returns, including a 10% increase in the Company's fourth quarter cash dividend, and repurchasing 488,052 shares of Company common stock.

The following graphs depict the Company's financial performance over the last three years:

Operating Results

In 2017, the Company recorded a $14.3 million charge to income tax expense as it re-measured its deferred tax assets and liabilities upon enactments of the Tax Act, which reduced the Company's U.S. federal corporate income tax rate from 35.0% to 21.0%.

Financial Condition

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue, accounted for 75% and 76% of total revenues (sum of net interest income and non-interest income) for 2019 and 2018, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is calculated as net interest income, on a fully-taxable equivalent basis, as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for 2019 and 2018 was 3.15% and 3.16%, respectively.

Net interest income on a fully-taxable equivalent basis for 2019 was $128.7 million, an increase of $7.2 million, or 6%, over 2018. The increase was driven by average loan growth of $223.3 million, or 8%, but was partially offset by a decline in the net interest margin on a fully-taxable equivalent basis of 1 basis point to 3.15% for 2019. The decrease in net interest margin on a fully-taxable equivalent basis was primarily driven by the decrease in fair value mark accretion and recoveries from charged-off acquired loans of $692,000. Adjusted for fair value mark accretion and recoveries from charged-off acquired loans, net interest margin on a fully-taxable equivalent basis increased 1 basis point to 3.11% for 2019, compared 2018.

The interest rate environment in 2019 was the tale of two halves. Interest rate momentum in 2018, which included four federal fund rate increases for a total of 100 basis points, carried forward into the first half of 2019. For the first half of 2019, the average federal funds effective rate was 2.40%, and the average 10-year U.S. treasury rate was 2.48%, including a rate range during this period of 2.00% – 2.79%. In the second half of 2019, the federal funds rate was cut three times for a total of 75 basis points. By the end of 2019, the federal funds effective rate was 1.55%, and the average 10-year U.S. treasury rate for the second half of 2019 was 1.79%, including a range during this period of 1.47% – 2.13%.

Our interest-earning asset yield for 2019 was 4.15%, an increase of 18 basis points over 2018. Loan yields increased 16 basis points to 4.65% for 2019, and cash and investment yields increased 18 basis points to 2.60% for 2019. The increase in loan yields was driven by strong net loan growth for the 12-months leading up to June 30, 2019 of $232.8 million, or 8%, in the period in which interest rates were rising. However, as interest rates decreased in the second half of 2019, new loans were priced at lower yields and existing loans re-priced to lower yields, causing our loan yield to steadily decrease throughout the second half of 2019. The increase in our yield on cash and investments year over year was attributable to various investment portfolio restructuring activities we completed in 2018 and 2019, and continued re-investment of cash flows into higher yielding securities, which included increasing the duration of our debt investments portfolio. Refer to "—Financial Condition—Investments" for additional details.

Our cost of funds for 2019 was 1.05%, an increase of 20 basis points over 2018. Deposit and borrowing costs each increased 29 basis points to 0.81% and 2.25%, respectively, for 2019. Average deposits grew $390.9 million, or 14%, in 2019, compared to 2018, and increased the Company's ratio of average deposits to total funding liabilities for 2019 to 83%, compared to 78% for 2018. The change in our funding mix in 2019 is due to strong average deposits growth which enabled us to manage the increase in cost of funds year over year.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Year Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$67,288	$1,435	2.13%	$45,155	$732	1.62%	$40,611	$429	1.06%
Investments – taxable	825,674	20,982	2.54%	829,462	19,451	2.35%	826,749	18,348	2.22%
Investments – nontaxable(1)	99,024	3,419	3.45%	98,128	3,352	3.42%	101,898	4,253	4.17%
Loans(2):
Residential real estate	1,045,668	45,291	4.33%	913,593	38,293	4.19%	838,781	34,517	4.12%
Commercial real estate	1,260,412	58,677	4.66%	1,195,544	53,420	4.47%	1,120,591	46,080	4.11%
Commercial(1)	390,689	18,285	4.68%	354,508	15,956	4.50%	336,685	14,180	4.21%
Municipal(1)	19,181	688	3.59%	20,361	648	3.18%	19,428	667	3.43%
Consumer and home equity	346,769	18,557	5.35%	343,292	17,424	5.08%	343,457	15,294	4.45%
HPFC	27,502	2,213	8.05%	39,588	3,123	7.89%	52,031	4,441	8.53%
Total loans	3,090,221	143,711	4.65%	2,866,886	128,864	4.49%	2,710,973	115,179	4.25%
Total interest-earning assets	4,082,207	169,547	4.15%	3,839,631	152,399	3.97%	3,680,231	138,209	3.76%
Cash and due from banks	43,906			45,503			44,678
Other assets	309,925			274,293			287,765
Less: ALL	(25,530)			(23,959)			(24,068)
Total assets	$4,410,508			$4,135,468			$3,988,606
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$519,078	$—	—%	$488,702	$—	—%	$430,706	$—	—%
Interest checking	1,123,268	10,456	0.93%	884,710	4,826	0.55%	750,543	1,541	0.21%
Savings	476,860	387	0.08%	485,986	308	0.06%	492,483	310	0.06%
Money market	607,383	7,541	1.24%	515,590	4,467	0.87%	480,119	2,475	0.52%
Certificates of deposit	506,971	7,967	1.57%	467,631	5,267	1.13%	466,418	4,124	0.88%
Total deposits	3,233,560	26,351	0.81%	2,842,619	14,868	0.52%	2,620,269	8,450	0.32%
Borrowings:
Brokered deposits	316,475	7,650	2.42%	264,711	5,245	1.98%	296,261	3,361	1.13%
Customer repurchase agreements	241,899	3,023	1.25%	248,743	2,547	1.02%	232,762	1,070	0.46%
Subordinated debentures	59,007	3,266	5.54%	58,990	3,415	5.79%	58,834	3,408	5.79%
Other borrowings	29,132	598	2.05%	249,544	4,909	1.97%	329,988	4,515	1.37%
Total borrowings	646,513	14,537	2.25%	821,988	16,116	1.96%	917,845	12,354	1.35%
Total funding liabilities	3,880,073	40,888	1.05%	3,664,607	30,984	0.85%	3,538,114	20,804	0.59%
Other liabilities	70,570			60,106			43,864
Shareholders’ equity	459,865			410,755			406,628
Total liabilities & shareholders’ equity	$4,410,508			$4,135,468			$3,988,606
Net interest income (fully-taxable equivalent)		128,659			121,415			117,405
Less: fully-taxable equivalent adjustment		(1,029)			(1,022)			(2,105)
Net interest income		$127,630			$120,393			$115,300
Net interest rate spread (fully-taxable equivalent)			3.10%			3.12%			3.17%
Net interest margin (fully-taxable equivalent)			3.15%			3.16%			3.19%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.11%			3.10%			3.11%

(1)
Reported on a tax-equivalent basis calculated using the corporate federal income tax rate in effect for the period, including certain commercial loans. The corporate federal income tax rate for 2019 and 2018 was 21.0%, and for 2017 was 35.0%.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for 2019, 2018 and 2017 totaling $1.6 million, $2.3 million and $3.2 million, respectively.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume. The (a) changes in volume (change in volume multiplied by prior year's rate), (b) changes in rates (change in rate multiplied prior year's volume), and (c) changes in rate/volume (change in rate multiplied by the change in volume), which is allocated to the change due to rate column.

	For The Year Ended December 31, 2019 vs. December 31, 2018			For The Year Ended December 31, 2018 vs. December 31, 2017
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$359	$344	$703	$48	$255	$303
Investments – taxable	(89)	1,620	1,531	60	1,043	1,103
Investments – nontaxable	31	36	67	(157)	(744)	(901)
Residential real estate	5,534	1,464	6,998	3,082	694	3,776
Commercial real estate	2,900	2,357	5,257	3,081	4,259	7,340
Commercial	1,628	701	2,329	750	1,026	1,776
Municipal	(38)	78	40	32	(51)	(19)
Consumer and home equity	177	956	1,133	(7)	2,137	2,130
HPFC	(954)	44	(910)	(1,061)	(257)	(1,318)
Total interest income	9,548	7,600	17,148	5,828	8,362	14,190
Interest-bearing liabilities:
Interest checking	1,312	4,318	5,630	251	3,034	3,285
Savings	(5)	84	79	(4)	2	(2)
Money market	799	2,275	3,074	184	1,808	1,992
Certificates of deposit	445	2,255	2,700	11	1,132	1,143
Brokered deposits	1,025	1,380	2,405	(357)	2,241	1,884
Customer repurchase agreements	(70)	546	476	73	1,404	1,477
Subordinated debentures	1	(150)	(149)	9	(2)	7
Other borrowings	(4,342)	31	(4,311)	(1,102)	1,496	394
Total interest expense	(835)	10,739	9,904	(935)	11,115	10,180
Net interest income (fully-taxable equivalent)	$10,383	$(3,139)	$7,244	$6,763	$(2,753)	$4,010

For the period indicated, net interest income included the following:

	Income Statement Location	For The Year Ended December 31,
(In thousands)		2019	2018	2017
Loan fees (cost)	Interest income	$(923)	$(317)	$(209)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	1,348	1,908	2,837
Recoveries on previously charged-off acquired loans	Interest income	216	348	320
Total		$641	$1,939	$2,948

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

The provision for loan losses for 2019 was $2.9 million, or 0.09% of average loans, compared to $845,000, or 0.03% of average loans for 2018. For 2019, net charge-offs to average loans were 0.08%, compared to 0.01% for 2018. Our ratio of net charge-offs to average loans for 2018 was lower primarily due to the favorable resolution of a significant commercial credit relationship that resulted in a large recovery.

The provision for unfunded commitments represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statement of condition. The provision for unfunded commitments for 2019 and 2018 was immaterial. Refer to Note 3 of the consolidated financial statements for further discussion.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from
	2019	2018	2017	2019 to 2018
(Dollars in thousands)				$	%
Debit card income	$9,701	$9,067	$8,079	$634	7%
Service charges on deposit accounts	8,393	8,253	8,023	140	2%
Mortgage banking income, net	7,837	5,914	7,363	1,923	33%
Income from fiduciary services	5,901	5,376	5,108	525	10%
Brokerage and insurance commissions	2,625	2,615	2,147	10	—%
Bank-owned life insurance	2,425	2,430	2,370	(5)	—%
Customer loan swap fees	1,166	956	1,574	210	22%
Net (loss) gain on sale of securities	(105)	275	855	(380)	(138)%
Other income	4,170	3,290	3,080	880	27%
Total non-interest income	$42,113	$38,176	$38,599	$3,937	10%
Non-interest income as a percentage of total revenues(1)	25%	24%	25%

(1)	Revenue is the sum of net interest income and non-interest income.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers. The increase for 2019 over 2018 was driven by an increase in customer transactions of 8%, which also resulted in an annual incentive bonus from our network provider of $579,000 for 2019, compared $530,000 for 2018.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including non-sufficient funds fees, normal fees for servicing deposit accounts, and cash management fees for business customers. The increase for 2019 over 2018 was driven by an increase in cash management fees as we continue to grow business checking account customers.

Mortgage banking income, net is generated through the sales of residential mortgage loans in the secondary market and also includes any income recognized upon the sale of a residential mortgage in which we maintain the servicing rights, net of related amortization of the capitalized asset. Our current practice has been to sell the servicing rights for residential mortgages originated, except for certain third party relationships that require the Company to service the loan. The increase in mortgage banking income for 2019 over 2018 was primarily driven by an increase in residential mortgage sales of 32%, in part driven by higher refinance activity due to the interest rate environment, and an increase in the fair value of loans held for sale and interest rate lock commitments between periods.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. In 2019, assets under management increased 20% to $1.0 billion as of December 31, 2019. In 2019, Camden National Wealth Management reached a new milestone with $96.1 million of new business.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. The increase for 2019 over 2018 was driven by fees for advisory services and annuity product sales.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. The decrease in income for 2019, compared to 2018 was due to the change in cash surrender value of our BOLI policies.

Customer loan swap fees represents fees earned from the counterparty upon execution of a back-to-back commercial loan swap with our customers. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments" and Note 12 of the consolidated financial statements for further discussion of our back-to-back commercial loan swap program.

Net (loss) gain on sale of securities represents the realized (loss) gain upon sale of various investments. In 2019, we executed various investment portfolio restructure strategies to improve our investment yield. In doing so, we sold investments designated as AFS with a book value of $207.1 million and realized losses of $105,000. In 2018, we sold all of our shares of Visa Inc. Class B common stock for a gain of $938,000 and sold certain debt investments and recognized a net loss of $663,000 as we restructured our investments portfolio to increase our investment yield in future periods. This resulted in a net gain on sale of securities of $275,000 for 2018.

Other Income. Other income includes third party merchant and credit card commissions, other miscellaneous fees, and, for 2019 and 2018, the unrealized gain (loss) on the change in fair value of equity securities. The increase in 2019 over 2018 was primarily driven by an increase in the unrealized gain (loss) on change in fair value of our investment in another bank's stock of $928,000 upon the announcement of its intent to merge with another bank in 2020. The fair value of our investment in bank stock is determined using Level 2 valuation techniques. Refer to Note 21 for further details on the Company's valuation methodology.

Non-Interest Expense

The following table sets forth information regarding non-interest expense for the periods indicated:

	For The Year Ended December 31,			Change from
	2019	2018	2017	2019 to 2018
(Dollars in thousands)				$	%
Salaries and employee benefits	$54,489	$51,513	$49,109	$2,976	6%
Furniture, equipment and data processing	10,881	10,359	9,894	522	5%
Net occupancy costs	7,047	6,876	6,884	171	2%
Consulting and professional fees	3,706	3,752	3,118	(46)	(1)%
Debit card expense	3,613	3,180	2,755	433	14%
Regulatory assessments	1,261	1,937	2,166	(676)	(35)%
Amortization of core deposit intangible assets	705	725	1,809	(20)	(3)%
OREO and collection costs, net	480	935	971	(455)	(49)%
Other expenses	13,121	12,668	11,804	453	4%
Total non-interest expense	$95,303	$91,945	$88,510	$3,358	4%
Ratio of non-interest expense to total revenues(1)	56.15%	57.98%	57.51%
Efficiency ratio (non-GAAP)	55.77%	57.71%	57.05%

(1)	Revenue is the sum of net interest income and non-interest income.

Salaries and employee benefits include employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The increase in 2019 over 2018 was driven by (i) an increase in wages and related taxes of 5%; (ii) increased health insurance costs of 10%; and (iii) an increase in bonuses and incentives based on annual performance to budget, including an additional special bonus of $750 to certain non-executive, non-senior management employees accrued at December 31, 2019 and paid in February 2020.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase in 2019 over 2018 was driven by the technology and data-related investments made over the past several years to support the Company's strategic initiatives and enhance the customer experience.

Net occupancy costs include building and property costs associated with the operation of our branches, loan production offices and service centers, including, but not limited to, rent, depreciation, maintenance and related taxes, net of rental income earned from the lease of office space. The increase in 2019 over 2018 was driven by our continued investment in our branches and facilities, with a focus and priority on our strategic markets and locations.

Consulting and professional fees include third party consulting services and other professional fees, such as audit and tax services, legal services, and Company and Bank director fees.

Debit card expense is the costs incurred in the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. The increase in 2019 over 2018 was directly related to the increase in customer activity.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. The decrease in 2019 compared to 2018 was driven by receipt of a Small Bank Assessment Credit from the FDIC for our second and third quarter 2019 assessment periods. It is anticipated that the Company will receive further FDIC fee credits in the first half of 2020, should the FDIC continue to meet and exceed its required Deposit Insurance Fund reserve ratio.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts on Bank loans. The decrease in 2019 compared to 2018 reflects our excellent asset quality through 2019 and reimbursements of collection-related costs in 2019 that were incurred in 2018.

Amortization of core deposit intangible assets represents the amortization expense on core deposit intangible assets.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses; hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs; and other expenses.

Income Tax Expense

Income tax expense for 2019 and 2018 was $14.4 million and $12.7 million, respectively, which resulted in an effective income tax rate of 20.1% for 2019 and 19.3% for 2018. The change in our effective tax rate between periods was driven by a decrease in windfall tax benefits recognized upon vesting of equity awards and exercise of stock options, offset by an increase in state income taxes, net of federal benefit, as the Company continues to expand its presence outside of Maine into higher corporate income tax states for financial institutions, including Massachusetts and New Hampshire.

Our effective income tax rate for 2019 of 20.1% was lower than our marginal tax rate of 22.5%, which includes a 21.0% federal income tax rate and 1.5% state income tax rate, net of federal tax benefit, due to non-taxable interest income from municipal bonds and certain qualifying loans, non-taxable BOLI, tax credits received on qualifying investments, and windfall tax benefits upon vesting of equity awards and/or exercise of stock options.

At December 31, 2019 and 2018, we had $48.2 million and $52.1 million, respectively, of acquired federal net operating losses. Due to Internal Revenue Code Section 382(g) limitations, our use of the acquired federal net operating losses is limited to $3.9 million annually. These acquired federal net operating losses will expire between 2030 and 2034, and we expect to fully utilize them prior to expiration, as we have a history of generating taxable income well in excess of this usage limitation.

We continuously monitor and assess the need for a valuation allowance on our deferred tax assets. At December 31, 2019 and 2018, we determined that no valuation allowance was necessary.

Refer to Note 19 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2018 Operating Results as Compared to 2017 Operating Results

The Company's net income for 2018 of $53.1 million, was an increase of $24.6 million, or 86%, over 2017. Over the same period, diluted EPS increased $1.57, or 86%, to $3.39 per share for 2018. For 2018, the Company's ratio of non-interest expense to total revenues was 57.98%, and on a non-GAAP basis adjusted for certain items, was 57.71% compared to 57.51% and 57.05%, respectively, for 2017. The 2018 operating results compared to 2017 were driven by the following:

Net Interest Income and Net Interest Margin. Net interest income on a fully-taxable equivalent basis for 2018 was $121.4 million, an increase of $4.0 million, or 3%, over 2017. The increase was driven by average loan growth of $155.9 million, or 6%, but was partially offset by a decline in the net interest margin on a fully-taxable equivalent basis of 3 basis points to 3.16% for 2018. The decrease in net margin on a fully-taxable equivalent basis was primarily driven by the decrease in fair value mark accretion and recoveries from charged-off acquired loans of $902,000. Adjusted for fair value mark accretion and recoveries from charged-off acquired loans, net interest margin on a fully-taxable equivalent basis was 3.10% for 2018 and 2017.

Provision for Credit Losses. The provision for credit losses for 2018 was $847,000, a decrease of $2.1 million compared to 2017. The provision for credit losses consists of the provision for loan losses and unfunded commitments.

•
For 2018, the provision for loan losses was $845,000, or 0.03% of average loans, compared to $3.0 million, or 0.11% of average loans for 2017. The decrease in the provision for loan losses between periods of $2.2 million was driven by (i) a decrease in net charge-offs of $1.7 million, primarily due to the favorable resolution of a significant commercial credit relationship previously on non-accrual, resulting in a net charge-offs to average loans ratio for 2018 of 0.01% compared to 0.07% for 2017, and (ii) improved asset quality, highlighted by a decrease in our ratio of non-performing loans to total loans of 25 basis points to 0.48% at December 31, 2018, compared to December 31, 2017.

•	For 2018, the provision for unfunded commitments was $2,000, compared to $9,000 for 2017.

Non-Interest Income. Non-interest income for 2018 was $38.2 million, compared to $38.6 million for 2017. The decrease of $423,000, or 1%, was driven by (i) a decrease in mortgage banking income of $1.4 million due to lower sales production and a decline in the fair value of loans held for sale and interest rate lock commitments between periods; (ii) a decrease in customer loan swaps of $618,000; and (iii) a decrease in net gain on sale of securities of $580,000. These decreases were partially offset by (i) an increase in debit card income of 12% driven by an increase in transactions and a $506,000 increase in our annual bonus from our network provider; and (ii) an increase in brokerage service income and fiduciary income of 10%.

Non-Interest Expense. Non-interest expense for 2018 was $91.9 million, compared to $88.5 million for 2017. The increase of $3.4 million, or 4%, was driven by (i) an increase in salaries and employee benefits expense of 5% driven by normal merit increases, additional positions added throughout 2018, and an 11% increase in health insurance costs; (ii) an increase in other expenses of 7% driven by an increase in external recruiting fees due to the hiring of various key positions in 2018, and an increase in training costs as we launched a new employee training program; (iii) an increase in consulting and professional fees of $634,000 driven by the support of various strategic initiatives and ongoing legal services; (iv) an increase in furniture, equipment and data processing costs of 5% driven by ongoing technology and data-related investments in support of strategic initiatives; and (v) an increase in debit card expense of $425,000 due to the increase in customer transactional activity, which also drives the corresponding increase of debit card income. These increases were partially offset by decreases in intangible asset amortization of $1.1 million and regulatory assessment fees of $229,000.

Income Tax Expense. Income tax expense for 2018 was $12.7 million, with an effective tax rate of 19.3%, compared to $33.9 million for 2017, with an effective tax rate of 54.3%. The decrease in the effective tax rate between periods was driven by a $14.3 million income tax charge in the fourth quarter of 2017 upon enactment of the Tax Act, and a reduction in the federal corporate income tax rate from 35.0% to 21.0%, effective for 2018.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2019 were $75.6 million, compared to $67.0 million at December 31, 2018. The increase in cash and cash equivalent balances of $8.6 million between periods was driven by an increase in reserve requirements by the FRB, resulting primarily from transactional deposit account growth during 2019, which included non-interest and interest checking account growth of $185.7 million, or 12%. We continuously monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities we have designated as AFS, debt securities we have designated as HTM and common stock of the FHLBB, FRB and certain banks. Investments increased $6.4 million, or 1%, at December 31, 2019. The increase was attributable to periodic purchases throughout the year totaling $353.0 million, partially offset by paydowns, calls and sales of $371.3 million and a $27.8 million increase in the fair value of certain securities based on changes in market interest rates. The ratio of investments to total assets was 21% at December 31, 2019, compared to 22% at December 31, 2018.

The investment portfolio has limited credit risk due to its composition, which includes securities with credit ratings in the highest category by nationally recognized rating agencies and securities backed by the U.S. Government and government sponsored agencies. At December 31, 2019 and 2018, these investments represented approximately 85% and 86%, respectively, of the investment portfolio. The majority of the municipal bonds, which represented 13% and 10% of the investment portfolio at December 31, 2019 and 2018, respectively, had a credit rating of "AA" or higher.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2019 and 2018, our investment in FHLBB stock totaled $6.6 million and $8.6 million, respectively, and our investment in FRB stock was $5.4 million.

The Company monitors its investment securities for the presence of OTTI. For debt securities, which made up 98% of our investment portfolio at December 31, 2019, the primary consideration in determining whether impairment is OTTI is whether or not the Bank expects to collect all contractual cash flows. There was no OTTI recorded on investments in 2019, 2018 or 2017. Refer to "—Results of Operations—Critical Accounting Policies" and Note 2 of the consolidated financial statements for further discussion.

The following table sets forth the carrying value of AFS securities and HTM securities along with the percentage distribution:

	December 31,
	2019		2018		2017
(Dollars in thousands)	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
AFS Investments (carried at fair value):
Obligations of states and political subdivisions(1)	$118,083	13%	$93,752	10%	$7,335	1%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	463,386	50%	453,672	49%	503,302	55%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,905	34%	342,894	37%	272,799	30%
Subordinated corporate bonds	10,744	1%	20,374	2%	5,657	1%
Equity securities - bank stock(2)	—	—%	—	—%	806	—%
Total AFS investments	918,118	98%	910,692	98%	789,899	87%
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions(1)	1,302	—%	1,307	—%	94,073	10%
Total HTM investments	1,302	—%	1,307	—%	94,073	10%
Other Investments:
Equity securities - bank stock(2) (carried at fair value)	1,674	—%	746	—%	$—	—%
FHLBB stock (carried at cost)(3)	6,601	1%	8,559	1%	18,296	2%
FRB stock (carried at cost)	5,374	1%	5,374	1%	5,374	1%
Total other investments	13,649	2%	14,679	2%	23,670	3%
Total	$933,069	100%	$926,678	100%	$907,642	100%

(1)
Upon adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, effective as of January 1, 2018, re-designated $92.0 million of qualifying HTM investments to AFS.

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

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at December 31, 2019 compared to December 31, 2018 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2019 was 4.7 years, compared to 4.1 years at December 31, 2018. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against a lower interest rate environment.

The following table presents the book value (i.e. amortized cost) and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

					December 31,
					2019	2018	2017
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Book Value	Book Value	Book Value
Debt investments:
Obligations of states and political subdivisions	$—	$1,019	$42,835	$73,080	$116,934	$95,737	$101,305
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	—	52,930	106,227	303,436	462,593	466,613	510,176
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	19,525	51,997	253,678	325,200	351,958	279,575
Subordinated corporate bonds	—	3,065	7,488	—	10,553	20,398	5,484
Total debt investments	$—	$76,539	$208,547	$630,194	$915,280	$934,706	$896,540
Weighted-average yield on debt securities	—	2.30%	2.71%	2.55%	2.57%	2.55%	2.36%
Equity investments(1):
Equity securities - bank stock					$554	$554	$554
FHLBB stock					6,601	8,559	18,296
FRB stock					5,374	5,374	5,374
Total equity investments					$12,529	$14,487	$24,224

(1)	There is no scheduled maturity date on equity investments.

Loans

The Company provides loans primarily to customers located within our geographic market area. Its primary markets continue to be in Maine, making up 76% and 77% of our loan portfolio as of December 31, 2019 and 2018, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 6%, respectively, of our total loan portfolio as of December 31, 2019, compared to 10% and 7%, respectively, as of December 31, 2018. Our distribution channels include 60 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and on-line residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	December 31,
(Dollars in thousands)	2019		2018		2017		2016		2015
Residential real estate	$1,070,374	34%	$992,866	33%	$858,369	31%	$802,494	31%	$820,617	33%
Commercial real estate	1,243,397	40%	1,269,533	42%	1,164,023	42%	1,050,780	41%	927,951	37%
Commercial	421,108	14%	381,780	13%	373,400	13%	333,639	13%	297,721	12%
Consumer and home equity	338,551	11%	348,387	11%	341,527	12%	347,239	13%	366,587	15%
HPFC	21,593	1%	33,656	1%	45,120	2%	60,412	2%	77,330	3%
Total loans	$3,095,023	100%	$3,026,222	100%	$2,782,439	100%	$2,594,564	100%	$2,490,206	100%
Loan portfolio mix:
Retail	1,408,925	46%	1,341,253	44%	1,199,896	43%	1,149,733	44%	1,187,204	48%
Commercial	1,686,098	54%	1,684,969	56%	1,582,543	57%	1,444,831	56%	1,303,002	52%

Residential Real Estate. Residential real estate loans consist of loans secured by one-to four-family properties, including for investment purposes. We generally retain in our portfolio adjustable rate mortgages, fixed rate mortgages with original terms of 30 years or less, and jumbo/non-conforming residential mortgages.

For the year ended December 31, 2019, our total residential mortgage production totaled $570.3 million, an increase of 15% over 2018. In 2019, we sold 50% of our residential mortgage production to secondary market participants, compared to 44% for 2018. Refinancing activity was 37% of residential real estate originations, compared to 24% in 2018.

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

Commercial Real Estate. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate.

In 2019, commercial real estate loans decreased $26.1 million, or 2%, primarily due to elevated prepayments. Commercial real estate loan activity was steady and competitive within our markets throughout 2019. In 2019, commercial real estate loan production reached a new milestone with $361.0 million of originations, of which $137.5 million were construction loans yet to fund as of December 31, 2019.

The most significant industry concentration within our commercial real estate loan portfolio at December 31, 2019 and 2018 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2019, the non-residential building operators' industry concentration was 31% of our total commercial real estate portfolio and 12% of total loans. At December 31, 2019, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

Commercial. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, including syndication loans, which may be secured or unsecured. Commercial loans also consist of municipal loans which are primarily short-term tax anticipation notes made to municipalities for fixed asset or construction-related purposes.

In 2019, commercial loans grew $39.3 million, or 10%. Commercial loan originations totaled $212.3 million in 2019, driven primarily by small business loans. Syndication loans were 10% of total loan originations in 2019. At December 31, 2019 and 2018, syndication loans made up 17% of total commercial loans.

Consumer and Home Equity. Consumer and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans.

In 2019, consumer loans grew $5.1 million, or 25%, to $25.8 million at December 31, 2019. At December 31, 2019 and 2018, 36% and 41%, respectively, of the consumer loan portfolio was unsecured.

In 2019, home equity loans decreased $15.0 million, or 5%, to $312.8 million at December 31, 2019. At December 31, 2019 and 2018, 54% of home equity loans were secured by first lien positions, and 46% were secured by junior lien positions.

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

In 2019, the HPFC loan portfolio decreased $12.1 million, or 36%.

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

Asset Quality

The Bank's Board of Directors monitors credit risk through the Directors’ Loan Review Committee, which reviews large credit exposures, monitors external loan reviews, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology. Credit Risk Administration and the Credit Risk Policy Committee oversee management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system, determine the adequacy of the ALL, and support the oversight efforts of the Directors' Loan Review Committee and the Board of Directors. Our practice is to manage the portfolio proactively such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, management continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans, and OREO. The level of our non-performing assets over the past five years is shown in the table below.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans:
Residential real estate	$4,096	$5,492	$4,979	$3,945	$7,253
Commercial real estate	1,122	1,380	5,642	12,849	4,529
Commercial	420	1,279	2,000	2,088	4,489
Consumer and home equity	2,154	1,861	1,650	1,624	2,051
HPFC	364	518	1,043	207	—
Non-accrual loans	8,156	10,530	15,314	20,713	18,322
Accruing loans past due 90 days	—	14	—	—	—
Accruing TDRs (not included above)	2,993	3,893	5,012	4,338	4,861
Total non-performing loans	11,149	14,437	20,326	25,051	23,183
Other real estate owned	94	130	130	922	1,304
Total non-performing assets	$11,243	$14,567	$20,456	$25,973	$24,487
Non-accrual loans to total loans	0.26%	0.35%	0.55%	0.80%	0.74%
Non-performing loans to total loans	0.36%	0.48%	0.73%	0.97%	0.93%
Allowance for loan losses to non-performing loans	225.77%	171.17%	118.92%	92.28%	91.30%
Non-performing assets to total assets	0.25%	0.34%	0.50%	0.67%	0.66%
Allowance for loan losses to non-performing assets	223.88%	169.64%	118.16%	89.00%	86.44%

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

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Foregone interest income	$420	$600	$843
Interest income recognized on non-performing loans and performing TDRs	162	193	215

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2019 potential problem loans amounted to $1.4 million, or 0.05% of total loans.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018
Loans 30 – 89 days past due:
Residential real estate	$2,227	$4,833
Commercial real estate	1,582	2,130
Commercial	548	169
Consumer and home equity	750	1,467
HPFC	243	183
Total loans 30 – 89 days past due	$5,350	$8,782
Loans 30 – 89 days past due to total loans	0.17%	0.29%

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

The Company completed its annual ALL policy review in the fourth quarter of 2019, and no significant changes to its ALL methodology were made.

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

The following table sets forth information concerning the activity in our ALL during the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
ALL at the beginning of period	$24,712	$24,171	$23,116	$21,166	$21,116
Provision for loan losses	2,862	845	3,026	5,269	1,938
Charge-offs:
Residential real estate	462	173	482	356	801
Commercial real estate	300	512	124	315	481
Commercial	1,167	736	1,014	2,218	655
Consumer and home equity	713	572	558	409	679
HPFC	71	255	290	507	—
Total loan charge-offs	2,713	2,248	2,468	3,805	2,616
Recoveries:
Residential real estate	16	90	30	95	55
Commercial real estate	49	28	141	50	74
Commercial	225	1,770	301	332	389
Consumer and home equity	20	55	19	9	210
HPFC	—	1	6	—	—
Total loan recoveries	310	1,944	497	486	728
Net charge-offs	2,403	304	1,971	3,319	1,888
ALL at the end of the period	$25,171	$24,712	$24,171	$23,116	$21,166
Components of allowance for credit losses:
ALL	$25,171	$24,712	$24,171	$23,116	$21,166
Liability for unfunded credit commitments	21	22	20	11	22
Balance of allowance for credit losses at end of the period	$25,192	$24,734	$24,191	$23,127	$21,188
Net charge-offs to average loans	0.08%	0.01%	0.07%	0.13%	0.10%
Provision for loan losses to average loans	0.09%	0.03%	0.11%	0.21%	0.10%
ALL to total loans	0.81%	0.82%	0.87%	0.89%	0.85%
ALL to net charge-offs	1,047.48%	8,128.95%	1,226.33%	696.47%	1,121.08%

For further discussion of the ALL, please refer to “—Critical Accounting Policies”, as well as Note 1 and Note 3 of the consolidated financial statements.

The following table sets forth information concerning the allocation of the ALL by loan categories at the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans	ALL Amount	Percent of Loans in Each Category to Total Loans
Residential real estate	$5,842	34%	$6,071	33%	$5,086	31%	$4,160	31%	$4,545	33%
Commercial real estate	12,414	40%	11,654	42%	11,863	42%	12,154	41%	10,432	37%
Commercial	3,769	14%	3,620	13%	4,171	13%	3,755	13%	3,241	12%
Consumer and home equity	2,930	11%	3,030	11%	2,600	12%	2,375	13%	2,924	15%
HPFC	216	1%	337	1%	451	2%	672	2%	24	3%
	$25,171	100%	$24,712	100%	$24,171	100%	$23,116	100%	$21,166	100%

Refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ALL.

Goodwill and Core Deposit Intangible Assets

Upon completion of an acquisition the Company will generate goodwill and other intangible assets. Goodwill represents the price paid in excess of the fair value of acquired assets and liabilities. Through the acquisition of other financial institutions, core deposit intangible assets are recognized at the estimated fair value of the acquired non-maturity deposit customer relationships. Goodwill is reviewed for impairment as of November 30th annually, or more frequently as needed, and core deposit intangible assets are reviewed when a triggering event suggests such is necessary.

At December 31, 2019 and 2018, goodwill totaled $94.7 million. Through our annual impairment analysis, we determined goodwill was not impaired. At December 31, 2019 and 2018, core deposit intangible assets totaled $3.5 million and $4.2 million, respectively, and related amortization was $480,000, $935,000, and $971,000 for 2019, 2018 and 2017, respectively. There were no indications of potential risk of impairment of core deposit intangible assets for any of the aforementioned years.

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $92.3 million and $89.9 million at December 31, 2019 and 2018, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products. 94% of the insurance carriers had an A.M. Best rating of "B++" or better at December 31, 2019.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our geographic market area. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System ("CDARS"). Total deposits at December 31, 2019 were $3.5 billion, which included brokered deposits of $191.0 million. Total deposits at December 31, 2019 increased $73.3 million, or 2%, over December 31, 2018. At December 31, 2019 and 2018, deposits were 91% of the Company's total funding of $3.9 billion and $3.8 billion, respectively. The components of the Company's net deposit growth in 2019 included:

•	Checking account growth of $185.7 million, or 12%, even though one large municipal depositor shifted $70.0 million of interest checking balances to CDs in 2019.

•	CD growth of $77.8 million, or 18%, was primarily attributable to one large municipal depositor shifting $70.0 million of interest checking balances to CDs in 2019.

•
Brokered deposits decreased $172.1 million, or 47%, driven by strong checking and CD deposit growth in 2019. At December 31, 2019, brokered deposits were 5% of total deposits, compared to 10% of total deposits at December 31, 2018.

•	Savings and money market accounts decreased $18.2 million, or 2%.

At December 31, 2019, the Company had no customer relationships that exceeded 10% of total deposits.

The following table presents certain average deposits information for the periods indicated:

	For the Year Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Non-interest checking	$519,078	—%	$488,702	—%	$430,706	—%
Interest checking	1,123,268	0.93%	884,710	0.55%	750,543	0.21%
Savings	476,860	0.08%	485,986	0.06%	492,483	0.06%
Money market	607,383	1.24%	515,590	0.87%	480,119	0.52%
Total low-cost deposits (non-GAAP)	2,726,589	0.67%	2,374,988	0.40%	2,153,851	0.20%
CDs	506,971	1.57%	467,631	1.13%	466,418	0.88%
Total deposits	3,233,560	0.81%	2,842,619	0.52%	2,620,269	0.32%
Brokered deposits	316,475	2.42%	264,711	1.98%	296,261	1.13%
Total deposits, including brokered deposits	$3,550,035	0.96%	$3,107,330	0.65%	$2,916,530	0.40%

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

At December 31, 2019, short-term borrowings were $268.8 million, representing a decrease of $2.1 million, or 1%, since December 31, 2018. At December 31, 2019, long-term borrowings, including subordinated debentures, totaled $69.1 million, a decrease of $1.6 million, or 2%, since December 31, 2019. In 2019, we did not enter into any new long-term borrowing contracts.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2019	2018	2017
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$5,825	$—	$47,150
Average daily balance outstanding	15,282	60,836	73,487
Maximum balance outstanding at any month end	91,200	161,350	135,550
Weighted average interest rate for the year	2.20%	2.06%	1.19%
Weighted average interest rate at end of year	1.85%	—%	1.59%
FHLBB advances (less than one year):
Balance outstanding at end of year	$25,000	$25,000	$250,000
Average daily balance outstanding	3,850	177,905	233,305
Maximum balance outstanding at any month end	25,000	315,000	330,000
Weighted average interest rate for the year	1.85%	1.90%	1.23%
Weighted average interest rate at end of year	1.77%	2.71%	1.53%
Customer repurchase agreements:
Balance outstanding at end of year	$237,984	$245,868	$244,646
Average daily balance outstanding	241,899	248,743	232,762
Maximum balance outstanding at any month end	273,454	278,787	265,627
Weighted average interest rate for the year	1.25%	1.02%	0.46%
Weighted average interest rate at end of year	1.21%	1.30%	0.56%

Long-Term Borrowings. As of December 31, 2019 and 2018, we had $10.0 million of FHLBB advances outstanding at an interest rate of 1.87% that were scheduled to mature in April 2020.

As of December 31, 2019 and 2018, we had $15.0 million of subordinated debt issued and outstanding that qualified as Tier 2 regulatory capital. The interest rate on the subordinated debt was 5.50% per annum, fixed for the ten-year term and payable semi-annually. The subordinated debt is schedule to mature on October 15, 2025. We have the ability to exercise our call option on the subordinated debt on October 15, 2020. Refer to Note 9 of the consolidated financial statements for additional details.

In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and have outstanding at December 31, 2019 and 2018, junior subordinated debentures totaling $44.3 million and $44.4 million, respectively. We have five tranches of interest rate swaps on a total notional amount of $43.0 million of our junior subordinated debentures. The interest rate swaps were entered into as cash flow hedges to mitigate interest rate risk on variable rate debt. The interest rate swaps have various maturity dates beginning June 2021 through July 2031 at various fixed interest rates. Refer to Note 12 of the consolidated financial statements for additional details.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.4 billion and $1.1 billion at December 31, 2019 and 2018, respectively. The carrying value of securities pledged as collateral at the FHLBB was $150,000 and $172,000 at December 31, 2019 and 2018, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2019 was $473.4 million, which was an increase of $37.6 million, or 9%, since December 31, 2018. The increase was driven by normal operating activity, including, but not limited to, net income of $57.2 million for the year ended December 31, 2019, partially offset by dividends declared to shareholders of $18.9 million.

The Company's Board of Directors declared aggregate cash dividends for 2019 of $1.23 per share, compared to $1.15 per share for 2018 and $0.94 per share for 2017. The increase in cash dividends to shareholders highlights the financial and capital strength of the Company. At December 31, 2019 and 2018, the Company and the Bank exceeded all regulatory capital guidelines, and, specifically, the Bank met the capital ratios necessary to be considered "well capitalized" under prompt correct action provisions for each period. There were no changes to the Company or the Bank's capital that occurred subsequent to December 31, 2019 that would change the Company or Bank's regulatory capital categorization.

In January 2020, the Company's Board of Directors approved a new share repurchase program for up to 750,000 shares of the Company's common stock, or approximately 5% of shares outstanding at December 31, 2019, as the Company's current share repurchase program expired in January 2020. Repurchases under the new program may be made at the Company's discretion from time to time in the open market, through block trades or otherwise, and in privately negotiated transactions, subject to market conditions and other factors, and in accordance with applicable legal and regulatory requirements. If any share repurchases are made, they will be over a period of not greater than 12 months.

Refer to "—Capital Resources" and Note 14 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the year ended:

	December 31,
	2019	2018	2017
Financial Ratios
Average equity to average assets	10.43%	9.93%	10.19%
Common equity ratio	10.69%	10.14%	9.92%
Tangible common equity ratio (non-GAAP)	8.66%	8.02%	7.66%
Dividend payout ratio	33.24%	33.85%	51.43%
Per Share Data
Book value per share	$31.26	$27.95	$25.99
Tangible book value per share (non-GAAP)	$24.77	$21.61	$19.57
Dividends declared per share	$1.23	$1.15	$0.94

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2019 and 2018, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For 2019, average deposits (excluding brokered deposits) of $3.2 billion increased $390.9 million, or 14%, compared to 2018. The increase in average deposit balances (excluding brokered deposits) reflects organic deposit growth during 2019. Included within average money market deposits for 2019 and 2018 were $70.9 million and $48.4 million, respectively, of deposits from Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. At December 31, 2019 and 2018, Camden National Wealth Management money market deposits were $84.5 million and $63.0 million, respectively.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the year ended December 31, 2019, average total borrowings, including brokered deposits, decreased $175.5 million to $646.5 million compared to the same period last year. We secure borrowings from the FHLBB, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $114.7 million as of December 31, 2019. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 18, 2020.

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

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2019 are set forth in the table below. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2019. These deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(In thousands)
Time remaining until maturity:	December 31, 2019
Less than 3 months	$84,149
3 months through 6 months	138,174
6 months through 12 months	57,628
Over 12 months	46,647
Total	$326,598

Loan demand also affects our liquidity position. The following table presents the maturities of loans at the date indicated:

	December 31, 2019
(Dollars in thousands)	< 1 Year	1 - 5 Years	More than 5 Years	Total	Percent of Total Loans
Maturity Distribution:
Fixed Rate:
Residential real estate	$143	$13,472	$721,736	$735,351	24%
Commercial real estate	17,303	107,938	155,391	280,632	9%
Commercial	4,045	119,791	61,689	185,525	6%
Consumer and home equity	3,617	17,459	246,690	267,766	9%
Total fixed rate	25,108	258,660	1,185,506	1,469,274	47%
Variable Rate:
Residential real estate	1,517	1,431	332,075	335,023	11%
Commercial real estate	7,349	85,024	870,392	962,765	31%
Commercial	67,538	84,333	105,305	257,176	8%
Consumer and home equity	98	12,228	58,459	70,785	2%
Total variable rate	76,502	183,016	1,366,231	1,625,749	53%
Total loans	$101,610	$441,676	$2,551,737	$3,095,023	100%

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $473.4 million and $435.8 million at December 31, 2019 and December 31, 2018, respectively, which amounted to 11% and 10% of total assets as of the respective dates. Refer to "— Financial Condition — Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2018.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $18.9 million, $18.0 million and $14.6 million for the year ended December 31, 2019, 2018 and 2017, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the year ended December 31, 2019, 2018, and 2017, the Bank declared dividends payable to the Company in the amount of $36.9 million, $28.1 million, and $16.8 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 14 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2019 and 2018, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under prompt correction action provisions.

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

Derivatives. We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. We control the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of our normal mortgage origination process, we provide the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to the risk of interest rate change. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a "best-effort" basis, with certain approved investors. We account for interest rate lock commitments on loans that will be held for sale as derivative instruments. Furthermore, we record a derivative for our "best-effort" forward delivery commitments upon origination of a loan identified as held for sale. Should we enter into a forward delivery commitment on a "mandatory delivery" arrangement with an investor, we account for the forward delivery commitment as a derivative upon execution of the mandatory delivery contract.

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

Refer to Note 12 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

At December 31, 2019, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount Committed	Commitment Expires in:
Off-Balance Sheet Financial Instruments		< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Commitments to extend credit	$734,649	$243,129	$112,704	$19,397	$359,419
Standby letters of credit	5,211	2,158	1,780	—	1,273
Customer loan swaps - notional value	823,188	—	77,910	60,205	685,073
Interest rate swap on loans - notional value	100,000	—	—	100,000	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Fixed-rate mortgage interest rate lock commitments -notional value	29,606	29,606	—	—	—
Forward delivery commitments - notional value	11,915	11,915	—	—	—
Total	$1,747,569	$286,808	$202,394	$179,602	$1,078,765

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Effective January 1, 2019, we adopted ASU 2016-02, Leases. In conjunction with the adoption of the new lease accounting standard, renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. Upon adoption of the new lease accounting standard, the Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition. Please refer to Notes 1 and 6 of the consolidated financial statements for discussion and details of our leases.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At December 31, 2019, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount Committed	Payments Due Per Period
Contractual obligations and commitments		< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Operating leases	$16,970	$1,452	$2,738	$2,439	$10,341
Finance leases	2,792	174	348	348	1,922
FHLBB borrowings - overnight	5,825	5,825	—	—	—
FHLBB advances - other	35,000	35,000	—	—	—
Retail repurchase agreements	237,984	237,984	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,749	—	—	—	14,749
Other contractual obligations	1,173	1,173	—	—	—
Total	$358,824	$281,608	$3,086	$2,787	$71,343

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

Liquidity risk is the current and prospective risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. For further discussion regarding the Company's management of liquidity risk, refer to "—Liquidity" section.

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

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. At December 31, 2019, client assets under management by Camden National Wealth Management were $1.0 billion. It is estimated that a 1% increase or decrease in client assets under management would have resulted in an annualized increase or decrease in reported 2019 income from fiduciary services of $59,000, which was estimated using average client assets under management and average fee rate earned for 2019.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of December 31, 2019 and 2018 as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at 0.25%.

As of December 31, 2019, 2018 and 2017, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2019	2018	2017
Year 1
+200 basis points	(0.59)%	0.09%	(0.22)%
-100 basis points	(0.44)%	(0.63)%	(3.06)%
-200 basis points(1)	Not measured	(1.63)%	Not measured
Year 2
+200 basis points	3.96%	6.79%	6.86%
-100 basis points	(5.55)%	(0.90)%	(8.08)%
-200 basis points(1)	Not measured	(7.74)%	Not measured

(1)	The down 200 basis points scenario was not performed as of December 31, 2019 and 2017 as part of net interest income sensitivity analysis given market interest rates at that time.

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2019, we had interest rate swap agreements with a total notional of $43.0 million related to our junior subordinated debentures, $100.0 million of notional interest swap agreements on variable rate loans to mitigate exposure to falling interest rates, and $416.5 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

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

Capital risk is the risk that an investor may lose all or part of the principal amount invested. The Company faces this risk as it manages its balance sheet and has investments or loans that may lose all or part of the principal amount the Company has invested, which can have an impact on shareholders' equity. The Company also faces capital risk in that the entity may lose value on components of its shareholders' equity. The regulatory environment mandates the Company and Bank maintain certain levels of capital. These capital levels can change based upon regulatory changes, which can then impact what the Company is able to accomplish from a strategic perspective. For further discussion regarding capital risk and management of this risk, refer to "—Capital Resources" and Note 14 of the consolidated financial statements.

Operational risk is the current and prospective risk to earnings and capital arising from fraud, error and the inability to deliver products or services, maintain a competitive position and manage information. Risk is inherent in efforts to gain strategic advantage and in the failure to keep pace with changes in the financial services marketplace. Operational risk is evident in each product and service offered by the Company and encompasses product development and delivery, transaction processing, systems development, change management, complexity of products and services, human resource elements and the internal control environment. The risk that transactions may not be processed on time or correctly can have significant impact on the Bank’s reputation, which can result in compliance violations and fines, and/or other financial risks.

The Company manages operational risk through a series of internal programs, as well as through the assistance of third parties. These programs include various internal and external audit programs, internal committees to oversee compliance with programs and remedial actions, if necessary, and various documented policies, procedures and framework for addressing such risks.

Technology risk, including cybersecurity, is the risk of financial loss, disruption or damage to the reputation of an organization resulting from the failure of its information technology systems, weak computing infrastructure, or a breach of information technology systems. Technology and cybersecurity risk could materialize in a variety of ways, such as unpatched or vulnerable computing systems, deliberate and unauthorized breaches of security to gain access to information systems, unintentional or accidental breaches of security, operational information technology risks due to factors such as poor system integrity, weak computing infrastructure and/or a weak Cybersecurity protection program.

Poorly managed technology and cybersecurity risk can leave an institution exposed to a variety of cybercrimes, with consequences ranging from data disruption to economic destitution. Reputation risk due to a technology and/or cybersecurity event can be significant to overcome depending on the severity of the event.

The Company manages technology and cybersecurity risks through its internal programs, as well as through the assistance of third parties. These programs include various internal and external audit programs, internal committees to oversee compliance with programs and remedial actions, if necessary, and various documented policies, procedures and framework for addressing such risks. Additionally, the Board actively oversees risks related to cybersecurity through various committees that are responsible for developing a comprehensive technology plan and monitoring and testing the Company's information security. The Company has also developed a Cybersecurity Incident Response Team ("CSIRT") that is responsible for monitoring, detecting, responding to and reporting cybersecurity incidents. The CSIRT uses a variety of monitoring and testing techniques to protect the integrity of the Company's systems and the security of confidential information.

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

The Company manages vendor and third party risk through its vendor management program, which includes robust due diligence and risk assessment prior to engaging a new vendor, annual review of certain vendors dependent on the services provided by the vendor and the risk the vendor may present to the Company through our reliance on its services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See "—Critical Accounting Policies" and Note 1 of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 7A is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management."

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2019	2018
ASSETS
Cash and due from banks	$39,586	$52,240
Interest-bearing deposits in other banks (including restricted cash)	36,050	14,759
Total cash, cash equivalents and restricted cash	75,636	66,999
Investments:
Available-for-sale securities, at fair value (book value of $913,978 and $933,399, respectively)	918,118	910,692
Held-to-maturity securities, at amortized cost (fair value of $1,359 and $1,291, respectively)	1,302	1,307
Other investments	13,649	14,679
Total investments	933,069	926,678
Loans held for sale, at fair value (book value of $11,915 and $4,314, respectively)	11,854	4,403
Loans	3,095,023	3,026,222
Less: allowance for loan losses	(25,171)	(24,712)
Net loans	3,069,852	3,001,510
Goodwill	94,697	94,697
Core deposit intangible assets	3,525	4,230
Bank-owned life insurance	92,344	89,919
Premises and equipment, net	41,836	42,495
Deferred tax assets	16,823	23,053
Other assets	89,885	43,451
Total assets	$4,429,521	$4,297,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$552,590	$496,729
Interest checking	1,153,203	1,023,373
Savings and money market	1,119,193	1,137,356
Certificates of deposit	521,752	443,912
Brokered deposits	191,005	363,104
Total deposits	3,537,743	3,464,474
Short-term borrowings	268,809	270,868
Long-term borrowings	10,000	11,580
Subordinated debentures	59,080	59,067
Accrued interest and other liabilities	80,474	55,621
Total liabilities	3,956,106	3,861,610
Commitments and contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 15,144,719 and 15,591,914 on December 31, 2019 and 2018, respectively	139,103	158,215
Retained earnings	340,580	302,030
Accumulated other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities, net of tax	3,250	(17,826)
Net unrealized losses on cash flow hedging derivative instruments, net of tax	(6,048)	(4,437)
Net unrecognized losses on postretirement plans, net of tax	(3,470)	(2,157)
Total accumulated other comprehensive loss	(6,268)	(24,420)
Total shareholders’ equity	473,415	435,825
Total liabilities and shareholders’ equity	$4,429,521	$4,297,435
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2019	2018	2017
Interest Income
Interest and fees on loans	$143,399	$128,546	$114,563
Taxable interest on investments	19,509	17,727	16,879
Nontaxable interest on investments	2,701	2,648	2,764
Dividend income	722	1,315	1,135
Other interest income	2,187	1,141	763
Total interest income	168,518	151,377	136,104
Interest Expense
Interest on deposits	34,001	20,113	11,811
Interest on borrowings	3,621	7,456	5,585
Interest on subordinated debentures	3,266	3,415	3,408
Total interest expense	40,888	30,984	20,804
Net interest income	127,630	120,393	115,300
Provision for credit losses	2,861	847	3,035
Net interest income after provision for credit losses	124,769	119,546	112,265
Non-Interest Income
Debit card income	9,701	9,067	8,079
Service charges on deposit accounts	8,393	8,253	8,023
Mortgage banking income, net	7,837	5,914	7,363
Income from fiduciary services	5,901	5,376	5,108
Brokerage and insurance commissions	2,625	2,615	2,147
Bank-owned life insurance	2,425	2,430	2,370
Customer loan swap fees	1,166	956	1,574
Net (loss) gain on sale of securities	(105)	275	855
Other income	4,170	3,290	3,080
Total non-interest income	42,113	38,176	38,599
Non-Interest Expense
Salaries and employee benefits	54,489	51,513	49,109
Furniture, equipment and data processing	10,881	10,359	9,894
Net occupancy costs	7,047	6,876	6,884
Consulting and professional fees	3,706	3,752	3,118
Debit card expense	3,613	3,180	2,755
Regulatory assessments	1,261	1,937	2,166
Amortization of intangible assets	705	725	1,809
Other real estate owned and collection costs, net	480	935	971
Other expenses	13,121	12,668	11,804
Total non-interest expense	95,303	91,945	88,510
Income before income tax expense	71,579	65,777	62,354
Income Tax Expense	14,376	12,706	33,878
Net income	$57,203	$53,071	$28,476
Per Share Data
Basic earnings per share	$3.70	$3.40	$1.83
Diluted earnings per share	$3.69	$3.39	$1.82
Weighted average number of common shares outstanding	15,407,289	15,571,387	15,509,665
Diluted weighted average number of common shares outstanding	15,453,022	15,626,303	15,588,347
Cash dividends declared per share	$1.23	$1.15	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$57,203	$53,071	$28,476
Other comprehensive income (loss):
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	21,076	(7,993)	(2,444)
Net change in unrealized losses on cash flow hedging derivatives, net of tax	(1,611)	1,489	787
Net (loss) gain on postretirement plans, net of tax	(1,313)	1,831	(1,172)
Other comprehensive income (loss)	18,152	(4,673)	(2,829)
Comprehensive income	$75,355	$48,398	$25,647

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2016	15,476,379	$156,041	$249,415	$(13,909)	$391,547
Reclassification of certain income tax effects from AOCI —ASU 2018-02 (Note 15)	—	—	3,476	(3,476)	—
Net income	—	—	28,476	—	28,476
Other comprehensive loss, net of tax	—	—	—	(2,829)	(2,829)
Stock-based compensation expense	—	1,469	—	—	1,469
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	48,325	(606)	—	—	(606)
Cash dividends declared ($0.94 per share)	—	—	(14,644)	—	(14,644)
Balance at December 31, 2017	15,524,704	156,904	266,723	(20,214)	403,413
Cumulative-effect adjustment—ASU 2016-01 (Note 1)	—	—	198	(198)	—
Cumulative-effect adjustment—ASU 2017-12 (Note 1)	—	—	—	665	665
Net income	—	—	53,071	—	53,071
Other comprehensive loss, net of tax	—	—	—	(4,673)	(4,673)
Stock-based compensation expense	—	1,688	—	—	1,688
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	67,960	(350)	—	—	(350)
Common stock repurchased	(750)	(27)	—	—	(27)
Cash dividends declared ($1.15 per share)	—	—	(17,962)	—	(17,962)
Balance at December 31, 2018	15,591,914	158,215	302,030	(24,420)	435,825
Cumulative-effect adjustment—ASU 2016-02 (Note 1)	—	—	254	—	254
Net income	—	—	57,203	—	57,203
Other comprehensive income, net of tax	—	—	—	18,152	18,152
Stock-based compensation expense	—	1,885	—	—	1,885
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	40,857	(202)	—	—	(202)
Common stock repurchased	(488,052)	(20,795)	—	—	(20,795)
Cash dividends declared ($1.23 per share)	—	—	(18,907)	—	(18,907)
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities
Net income	$57,203	$53,071	$28,476
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(282,443)	(202,194)	(211,568)
Proceeds from the sale of mortgage loans	281,207	211,397	224,883
Gain on sale of mortgage loans, net of origination costs	(6,365)	(5,451)	(6,256)
Provision for credit losses	2,861	847	3,035
Depreciation and amortization expense	3,891	3,765	3,761
Investment securities amortization and accretion, net	2,997	3,206	3,122
Stock-based compensation expense	1,885	1,688	1,469
Amortization of intangible assets	705	725	1,809
Purchase accounting accretion, net	(1,483)	(2,316)	(2,834)
(Increase) decrease in other assets	(22,405)	(6,679)	11,190
(Decrease) increase in other liabilities	(5,182)	6,275	1,247
Net cash provided by operating activities	32,871	64,334	58,334
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	355,611	189,420	154,973
Purchase of available-for-sale securities	(339,286)	(232,206)	(170,495)
Proceeds from maturities of held-to-maturity securities	—	750	—
Net increase in loans	(70,714)	(243,815)	(187,740)
Purchase of bank-owned life insurance	—	—	(7,000)
Purchase of Federal Home Loan Bank stock	(13,688)	(15,127)	(12,290)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	15,645	24,864	11,823
Purchase of premises and equipment	(4,267)	(5,021)	(2,844)
Proceeds from the sale of premises and equipment	—	749	137
Proceeds from other investments	—	1,593	—
Recoveries of previously charged-off loans	310	1,944	497
Proceeds from sale of other real estate owned	554	72	808
Net cash used by investing activities	(55,835)	(276,777)	(212,131)
Financing Activities
Net increase in deposits	73,335	464,132	172,291
(Repayments of) net proceeds from borrowings less than 90 days	(2,059)	(270,114)	36,699
Repayments of Federal Home Loan Bank long-term advances	—	—	(20,000)
Repayments of wholesale repurchase agreements	—	—	(5,000)
Common stock repurchases	(20,795)	(27)	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(202)	(350)	(606)
Cash dividends paid on common stock	(18,572)	(17,170)	(14,323)
Finance lease payments	(106)	—	—
Net cash provided by financing activities	31,601	176,471	169,061
Net increase (decrease) in cash, cash equivalents and restricted cash	8,637	(35,972)	15,264
Cash, cash equivalents and restricted cash at beginning of year	66,999	102,971	87,707
Cash, cash equivalents and restricted cash at end of year	$75,636	$66,999	$102,971
Supplemental information
Interest paid	$41,374	$30,177	$20,774
Income taxes paid	13,542	10,667	16,841
Transfer from loans to other real estate owned	543	55	—

The accompanying notes are an integral part of these consolidated financial statements.

CAMDEN NATIONAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acronyms and Abbreviations. The acronyms and abbreviations identified below are used in the notes to the consolidated financial statements. The following is provided to aid the reader and provide a reference page when reviewing the notes to the consolidated financial statements.

AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALL:	Allowance for loan losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	HUD:	U.S. Department of Housing and Urban Development
ASC:	Accounting Standards Codification	IRS:	Internal Revenue Service
ASU:	Accounting Standards Update	LIBOR:	London Interbank Offered Rate
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LTIP:	Long-Term Performance Share Plan
BOLI:	Bank-owned life insurance	Management ALCO:	Management Asset/Liability Committee
Board ALCO:	Board of Directors' Asset/Liability Committee	MBS:	Mortgage-backed security
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MSPP:	Management Stock Purchase Plan
CDs:	Certificate of deposits	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
DCRP:	Defined Contribution Retirement Plan	OCI:	Other comprehensive income (loss)
EPS:	Earnings per share	OREO:	Other real estate owned
FASB:	Financial Accounting Standards Board	OTTI:	Other-than-temporary impairment
FDIC:	Federal Deposit Insurance Corporation	SBM:	SBM Financial, Inc., the parent company of The Bank of Maine, that was acquired by Camden National Corporation
FHA:	Federal Housing Authority	SERP:	Supplemental executive retirement plans
FHLB:	Federal Home Loan Bank	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FHLMC:	Federal Home Loan Mortgage Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FNMA:	Federal National Mortgage Association	U.S.:	United States of America
FRB:	Federal Reserve System Board of Governors	2003 Plan:	2003 Stock Option and Incentive Plan
FRBB:	Federal Reserve Bank of Boston	2012 Plan:	2012 Equity and Incentive Plan

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

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the ALL, the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets, accounting for income taxes, postretirement benefits, and asset impairment assessments, including the assessment of OTTI of investment securities.

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure as required by GAAP.

Significant Concentration of Credit Risk. The Company makes loans primarily to customers in Maine, Massachusetts and New Hampshire. Although it has a diversified loan portfolio, a large portion of the Company's loans are secured by commercial or residential real estate and is subject to real estate market volatility within these states. Furthermore, the debtors' ability to honor their contracts is highly dependent upon other economic factors throughout Maine, Massachusetts and New Hampshire. The Company does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan.

Cash, Cash Equivalents and Restricted Cash. For the purposes of reporting, cash and cash equivalents consist of cash on hand and amounts due from banks. The Company is required by the FRB to maintain cash reserves equal to a percentage of deposits. The Company maintains the reserve balances in cash on hand or at the FRB.

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

Effective January 1, 2018, upon adoption of ASU No. 2016-01, Income Statement- Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), equity investments may no longer be designated and accounted for as AFS securities, with the change in fair value recognized within AOCI, net of tax. Instead, the change in fair value of equity investments with a readily determinable fair value are to be recognized within net income and carried at fair value on the balance sheet. Upon adoption of ASU 2016-01, a cumulative-effect adjustment of

$198,000 was recorded to reclassify the unrealized gain, net of tax, on the Company's equity securities with a readily determinable fair value as of January 1, 2018, previously designated as AFS, from AOCI to retained earnings. This provision of ASU 2016-01 was applied prospectively. For the year ended December 31, 2019 and 2018, the Company recorded the change in fair value for its equity securities with a readily determinable fair value within other income on the consolidated statements of income. Refer to Note 2 for further details.

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

For its debt investments classified as AFS or HTM that it does not intend to sell and is not more-likely-than-not will be required to sell before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to: (i) credit loss is recognized in non-interest income on the consolidated statements of income; and (ii) other factors is recognized in AOCI, net of tax. For the Company's debt securities it intends to sell and/or more-likely-than-not will be required to sell before recovery of amortized cost, an OTTI is recorded equal to the entire difference between the debt investment's amortized cost basis and its fair value within non-interest income on the consolidated statements of income.

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

The Company, through the Bank, is a member of the FHLBB and FRBB, and, as a member, is required to hold a certain amount of FHLBB and FRB common stock. These equity stocks are non-marketable and are outside the scope of ASU 2016-01, and are reported at cost within other investments on the consolidated statements of condition. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Purchase premiums and discounts are recognized in interest income on the consolidated statements of income using the interest method over the period to maturity or issuer call option date, if earlier, and are recorded on the trade date.

Upon sale of an investment security, the realized gain or loss on the sale is recognized within non-interest income on the consolidated statements of income. The cost basis of our investments sold is determined using the specific identification method.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on the Company's intent and is, typically, completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices. Management consistently evaluates the Company's loan portfolio in conjunction with asset/liability management practices, and will opt to sell certain residential mortgage loans to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains.

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

The allocations for specific loans is determined based on loans that have a principal balance of $500,000 or more that are classified as substandard or doubtful and are on non-accrual status. Such loans are classified as impaired and an allowance is established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded investment of that loan. Loans that do not meet the above criteria are separated into risk pools by portfolio segment and risk ratings. The Company then evaluates each risk pool collectively for impairment through loss allocation factors.

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

After performing the qualitative analysis and determining it is more-likely-than-not that the carrying value of its reporting unit exceeds its fair value or if the Company by-passed the qualitative analysis, it would perform a quantitative analysis to determine if the carrying value of its reporting unit exceeds its fair value (i.e. "Step 1"). The Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods, to determine the reporting unit's fair value. If the reporting unit's fair value exceeds its carrying value, then goodwill is not impaired and no further assessment is required. However, if the reporting unit's fair value is less than its carrying value, the Company would then be required to determine the fair value of tangible and identifiable intangible assets and liabilities for the reporting unit, to derive an implied fair value of goodwill (i.e. "Step 2"). If the reporting unit's implied fair value of goodwill exceeds its carrying value, then goodwill is not impaired. However, if the reporting unit's implied fair value of goodwill is less than its carrying value, an impairment charge is recorded to carry goodwill at its calculated implied fair value.

The Company completed its annual goodwill impairment testing for its reporting unit as of November 30, 2019 using the qualitative analysis and it was determined that it was not more-likely-than-not that its carrying value exceeded its fair value. As such, goodwill was not impaired as of November 30, 2019.

Goodwill was tested for impairment as of November 30, 2018 and 2017 and was not impaired.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2019, 2018 or 2017, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

BOLI. BOLI represents the cash surrender value of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary and is recorded as an asset on the consolidated statements of condition. Increases in the cash surrender values of the policies, as well as death benefits received, net of any cash surrender value, are recorded in non-interest income on the consolidated statements of income, and are not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of Tier 1 capital (as defined for regulatory purposes) and the total cash surrender value of life insurance policies is limited to 25% of Tier 1 capital.

Premises and Equipment. Premises and equipment purchased in normal course are stated at cost less accumulated depreciation, while premises and equipment obtained through the acquisition of a company or branch acquisition are stated at their estimated fair values as of the acquisition date less accumulated depreciation that occurred subsequent to the acquisition date.

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

OREO. OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2019 and 2018, OREO properties were carried within other assets on the consolidated statements of condition at $94,000 and $130,000, respectively.

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

Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights are initially recorded at fair value and reported within other assets on the consolidated statements of condition and recognized as income within non-interest income on the consolidated statements of income. Servicing rights are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income within non-interest income on the consolidated statements of income.

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

Long-term borrowings are those that upon origination are scheduled to mature in one or more years. The Company's long-term borrowings may include, but are not limited to, FHLBB advances, subordinated debentures, and wholesale repurchase agreements.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more- likely-than-not that the Company will not be able to realize the benefit of the deferred tax assets, then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2019 and 2018, the Company did not carry a valuation allowance on its deferred tax assets.

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

Revenue from Contracts with Customers. The Company receives a portion of its non-interest income from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") was adopted by the Company on January 1, 2018. Refer to Note 16 for further details.

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

Off-Balance Sheet Credit Related Financial Instruments. In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded. Refer to Note 11 for further details.

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

The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") in the fourth quarter of 2018. ASU 2017-12 required the Company to apply the requirements to existing hedging relationships on the date of adoption, and the effect of the adoption on retained earnings was reflected as of January 1, 2018. The guidance did not have an impact on the Company's derivatives that qualified as hedges on the date of adoption, and, thus, no adjustment was made to beginning retained earnings. In conjunction with the adoption of ASU 2017-12, the Company made the transition election to reclassify $92.0 million in book value of securities from HTM to AFS that qualified.

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

Recent Accounting Pronouncements Adopted in 2019

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

Effective January 1, 2019, the Company adopted ASU 2016-02, using the following practical expedients for transitional relief provided for within the subsequent issuance of ASU No. 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"):

•	An entity need not reassess whether any expired or existing contract is or contains a lease.

•	An entity need not reassess the lease classification for any expired or existing leases.

•	An entity need not reassess initial direct costs for any existing leases.

•	An entity may elect to apply hindsight to leases that existed during the period from the beginning of the earliest period presented in the financial statements until the effective date.

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

•
For non-real estate leased assets with individual undiscounted contractual cash flows of less than $500,000 over the reasonable certain term of the lease, a right-of -use asset or lease liability will not be recognized on the consolidated statements of condition as the lease is considered immaterial to the Company's financial statements.

The Company completed its assessment and implementation process for ASU 2016-02 and recorded operating and finance lease right-of-use assets of $12.1 million and lease liabilities of $12.3 million on the consolidated statements of condition within other assets and other liabilities, respectively, on January 1, 2019. Because the modified retrospective transition method was used, the Company did not revise prior period presentation on its consolidated statement of income. The adoption of the ASU did not have a material effect on the consolidated financial statements, which included a cumulative-effect adjustment of $254,000 to retained earnings on January 1, 2019. Refer to Note 6 for further details.

Recent Accounting Pronouncements to be Adopted in 2020

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), updated by ASU No. 2018-19 - Financial Instruments - Credit Losses (Topic 326): Codification improvements to Topic 326 ("ASU 2018-19"), and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The FASB issued ASU 2016-13, commonly referred to as “CECL,” to require timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The Company will adopt ASU 2016-13, as amended, effective January 1, 2020, using a modified retrospective approach and will record a cumulative-effect adjustment to retained earnings. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. CECL also applies to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar investments. In addition, ASU 2016-13 made changes to the accounting for AFS debt securities as a company will no longer immediately write-down a security for any impairment deemed to be a credit loss. Instead, a company will be required to present credit losses on AFS debt securities as an allowance on investments if it does not intend to sell the impaired security or it is not more-likely-than-not required to sell the impaired security before recovery of its amortized cost basis.

The Company assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes for estimating the allowance for credit losses (“ACL”). This included assessing the adequacy of existing loan and loss data, as well as assessing models for default and loss estimates. The Company is currently working to finalize its internal CECL policy and internal control framework.

The Company has substantially completed the development of its process for estimation of the allowance for loan losses and off-balance sheet exposures (i.e. ACL). To estimate the allowance for loan losses, the Company will primarily utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. To estimate the off-balance sheet credit exposures, which are primarily unfunded loan commitments, the Company will apply certain assumptions, including, but not limited to, a funding assumption and expected loss rate.

The Company has performed a parallel calculation as of December 31, 2019, comparing the allowance for loan losses calculated under current accounting guidance, commonly referred to as the “Incurred Model,” to the ACL calculated under CECL. Upon adoption of CECL in the first quarter of 2020, the Company anticipates that it will result in an immaterial impact to its consolidated financial statements, including the ACL and retained earnings, as well as the Company and Bank’s regulatory capital ratios.

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"): The FASB issued ASU 2017-04 to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, "Step 2" of the goodwill impairment test was eliminated. Instead, in accordance with ASU 2017-04, a Company will recognize an impairment of goodwill to the extent the carrying value of a reporting unit exceeds its fair value (i.e. "Step 1"). The Company will adopt ASU 2017-04 on January 1, 2020.

Effective January 1, 2020, prospectively the Company will no longer give consideration to "Step 2" when performing its goodwill impairment test. The Company does not expect the ASU to have a material impact on its consolidated financial statements.

NOTE 2 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized costs and estimated fair values of AFS and HTM securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$115,632	$2,779	$(328)	$118,083
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	462,593	3,398	(2,605)	463,386
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,200	3,183	(2,478)	325,905
Subordinated corporate bonds	10,553	191	—	10,744
Total AFS investments	$913,978	$9,551	$(5,411)	$918,118
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,302	$57	$—	$1,359
Total HTM investments	$1,302	$57	$—	$1,359
December 31, 2018
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$94,430	$216	$(894)	$93,752
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	466,613	583	(13,524)	453,672
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	351,958	1,007	(10,071)	342,894
Subordinated corporate bonds	20,398	23	(47)	20,374
Total AFS investments	$933,399	$1,829	$(24,536)	$910,692
HTM Securities (carried at amortized cost):
Obligations of states and political subdivisions	$1,307	$8	$(24)	$1,291
Total HTM investments	$1,307	$8	$(24)	$1,291

Net unrealized gains on AFS investments reported within in AOCI at December 31, 2019, were $3.3 million, net of a deferred tax liability of $890,000. Net unrealized losses on AFS investments reported within AOCI at December 31, 2018, were $17.8 million, net of a deferred tax benefit of $4.9 million, respectively.

Impaired AFS and HTM Investments

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position that was considered temporary, by length of time that an individual security in each category has been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
AFS Investments:
Obligations of states and political subdivisions	11	$30,459	$(328)	$—	$—	$30,459	$(328)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	59	162,964	(1,850)	63,633	(755)	226,597	(2,605)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	35	66,549	(733)	68,614	(1,745)	135,163	(2,478)
Total AFS investments	105	$259,972	$(2,911)	$132,247	$(2,500)	$392,219	$(5,411)
December 31, 2018
AFS Investments:
Obligations of states and political subdivisions	114	$36,218	$(281)	$28,437	$(613)	$64,655	$(894)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	117	46,459	(252)	364,430	(13,272)	410,889	(13,524)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	63	5,956	(40)	227,461	(10,031)	233,417	(10,071)
Subordinated corporate bonds	6	11,378	(26)	966	(21)	12,344	(47)
Total AFS investments	300	$100,011	$(599)	$621,294	$(23,937)	$721,305	$(24,536)
HTM Investments:
Obligations of states and political subdivisions	2	$509	$(5)	$411	$(19)	$920	$(24)
Total HTM investments	2	$509	$(5)	$411	$(19)	$920	$(24)

At December 31, 2019 and 2018, unrealized losses within the AFS and HTM investment portfolios were reflective of current interest rates in excess of the yield received on debt investments and were not indicative of an overall change in credit quality or other factors. At December 31, 2019 and 2018, gross unrealized losses on the Company's AFS and HTM investments were 1% and 3%, respectively, of their respective fair values.

At December 31, 2019, the Company had the intent and ability to retain its debt investments that were in an unrealized loss position at December 31, 2019, until the decline in value has recovered.

Sale of AFS Investments

The following table details the Company’s sales of investments for the periods indicated below:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Proceeds from sales of AFS investments(1)	$207,001	$56,155	$20,366
Gross realized gains	1,427	32	869
Gross realized losses	(1,532)	(695)	(14)

(1)	The Company had not previously recorded any OTTI on these investments sold.

AFS and HTM Investments Pledged

At December 31, 2019 and 2018, AFS and HTM investments with an amortized cost of $709.0 million and $734.1 million, respectively, and estimated fair values of $712.4 million and $714.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Contractual Maturities

The amortized cost and estimated fair values of AFS and HTM investments by contractual maturity at December 31, 2019 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$—	$—
Due after one year through five years	76,027	76,341
Due after five years through ten years	207,757	208,866
Due after ten years	630,194	632,911
	$913,978	$918,118
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	512	532
Due after five years through ten years	790	827
Due after ten years	—	—
	$1,302	$1,359

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
December 31, 2019
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	6,601	—	—	6,601
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$12,519	$1,130	$—	$13,649
December 31, 2018
Equity securities - bank stock (carried at fair value)	$544	$202	$—	$746
FHLBB (carried at cost)	8,559	—	—	8,559
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$14,477	$202	$—	$14,679

For the year ended December 31, 2019 and 2018, the Company recognized an unrealized gain (loss) of $928,000 and ($50,000), respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. For the year ended December 31, 2017, no unrealized gain or loss was recognized as these securities were classified as AFS prior to the adoption of ASU 2016-01 in 2018. Refer to Note 1 for further details.

The Company did not record any OTTI on its FHLBB and FRB stock for the year ended December 31, 2019 and 2018.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2019	2018
Residential real estate	$1,070,374	$992,866
Commercial real estate	1,243,397	1,269,533
Commercial	421,108	381,780
Home equity	312,779	327,763
Consumer	25,772	20,624
HPFC	21,593	33,656
Total loans	$3,095,023	$3,026,222

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2019	2018
Net unamortized fair value mark discount on acquired loans	$2,593	$3,936
Net unamortized loan origination costs	(3,111)	(1,865)
Total	$(518)	$2,071

The Company's lending activities are primarily conducted in Maine, but also include loan production offices in Massachusetts and New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

The HPFC loan portfolio is an acquired loan portfolio. It consists of niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. In 2016, the Company closed HPFC's operations and is no longer originating HPFC loans.

In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2019 and 2018, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

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

The Company completed its annual ALL policy review in the fourth quarter of 2019, and no significant changes to its ALL methodology were made.

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

The following table presents the activity in the ALL and select loan information by portfolio segment for the periods indicated:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
At or For the Year Ended December 31, 2019:
ALL:
Beginning balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans charged off	(462)	(300)	(1,167)	(412)	(301)	(71)	(2,713)
Recoveries	16	49	225	1	19	—	310
Provision (credit)(1)	217	1,011	1,091	38	555	(50)	2,862
Ending balance	$5,842	$12,414	$3,769	$2,423	$507	$216	$25,171
ALL balance attributable loans:
Individually evaluated for impairment	$364	$30	$—	$69	$—	$—	$463
Collectively evaluated for impairment	5,478	12,384	3,769	2,354	507	216	24,708
Total ending ALL	$5,842	$12,414	$3,769	$2,423	$507	$216	$25,171
Loans:
Individually evaluated for impairment	$3,384	$402	$319	$373	$—	$—	$4,478
Collectively evaluated for impairment	1,066,990	1,242,995	420,789	312,406	25,772	21,593	3,090,545
Total loan balances	$1,070,374	$1,243,397	$421,108	$312,779	$25,772	$21,593	$3,095,023
At or For the Year Ended December 31, 2018:
ALL:
Beginning balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans charged off	(173)	(512)	(736)	(476)	(96)	(255)	(2,248)
Recoveries	90	28	1,770	44	11	1	1,944
Provision (credit)(1)	1,068	275	(1,585)	861	86	140	845
Ending balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
ALL balance attributable loans:
Individually evaluated for impairment	$586	$23	$53	$162	$—	$—	$824
Collectively evaluated for impairment	5,485	11,631	3,567	2,634	234	337	23,888
Total ending ALL	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans:
Individually evaluated for impairment	$4,762	$930	$786	$442	$6	$—	$6,926
Collectively evaluated for impairment	988,104	1,268,603	380,994	327,321	20,618	33,656	3,019,296
Total loan balances	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
At or For the Year Ended December 31, 2017:
ALL:
Beginning balance	$4,160	$12,154	$3,755	$2,194	$181	$672	$23,116
Loans charged off	(482)	(124)	(1,014)	(434)	(124)	(290)	(2,468)
Recoveries	30	141	301	2	17	6	497
Provision (credit)(1)	1,378	(308)	1,129	605	159	63	3,026
Ending balance	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
ALL balance attributable loans:
Individually evaluated for impairment	$568	$1,441	$—	$—	$—	$—	$2,009
Collectively evaluated for impairment	4,518	10,422	4,171	2,367	233	451	22,162
Total ending ALL	$5,086	$11,863	$4,171	$2,367	$233	$451	$24,171
Loans:
Individually evaluated for impairment	$5,171	$6,199	$1,791	$429	$—	$—	$13,590
Collectively evaluated for impairment	853,198	1,157,824	371,609	322,949	18,149	45,120	2,768,849
Total loan balances	$858,369	$1,164,023	$373,400	$323,378	$18,149	$45,120	$2,782,439

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments was presented within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2019, 2018, and 2017, the reserve for unfunded commitments was $21,000, $22,000 and $20,000, respectively.

The following table reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statement of income for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Provision for loan losses	$2,862	$845	$3,026
Change in reserve for unfunded commitments	(1)	2	9
Provision for credit losses	$2,861	$847	$3,035

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To ensure that credit concentrations can be effectively identified, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of December 31, 2019, the Company's total exposure to the lessors of nonresidential buildings' industry was 12% of total loans and 31% of total commercial real estate loans. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2019.

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

The following table summarizes credit risk exposure indicators by portfolio segment as of the following dates:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
December 31, 2019:
Pass (Grades 1 – 6)	$1,062,825	$1,196,683	$415,870	$—	$—	$20,667	$2,696,045
Performing	—	—	—	310,653	25,748	—	336,401
Special Mention (Grade 7)	473	31,753	2,544	—	—	89	34,859
Substandard (Grade 8)	7,076	14,961	2,694	—	—	837	25,568
Non-performing	—	—	—	2,126	24	—	2,150
Total	$1,070,374	$1,243,397	$421,108	$312,779	$25,772	$21,593	$3,095,023
December 31, 2018:
Pass (Grades 1 – 6)	$983,086	$1,247,190	$374,429	$—	$—	$32,261	$2,636,966
Performing	—	—	—	325,917	20,595	—	346,512
Special Mention (Grade 7)	887	7,921	3,688	—	—	123	12,619
Substandard (Grade 8)	8,893	14,422	3,663	—	—	1,272	28,250
Non-performing	—	—	—	1,846	29	—	1,875
Total	$992,866	$1,269,533	$381,780	$327,763	$20,624	$33,656	$3,026,222

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan will return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period, generally at least six months. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
December 31, 2019:
Residential real estate	$2,297	$627	$2,598	$5,522	$1,064,852	$1,070,374	$—	$4,096
Commercial real estate	267	1,720	544	2,531	1,240,866	1,243,397	—	1,122
Commercial	548	—	417	965	420,143	421,108	—	420
Home equity	681	238	1,459	2,378	310,401	312,779	—	2,130
Consumer	108	31	23	162	25,610	25,772	—	24
HPFC	—	243	288	531	21,062	21,593	—	364
Total	$3,901	$2,859	$5,329	$12,089	$3,082,934	$3,095,023	$—	$8,156
December 31, 2018:
Residential real estate	$3,300	$2,046	$4,520	$9,866	$983,000	$992,866	$—	$5,492
Commercial real estate	1,794	369	1,108	3,271	1,266,262	1,269,533	—	1,380
Commercial	150	19	799	968	380,812	381,780	—	1,279
Home equity	907	607	1,476	2,990	324,773	327,763	—	1,846
Consumer	67	15	29	111	20,513	20,624	14	15
HPFC	—	183	423	606	33,050	33,656	—	518
Total	$6,218	$3,239	$8,355	$17,812	$3,008,410	$3,026,222	$14	$10,530

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the year ended December 31, 2019, 2018, and 2017 is estimated to have been $420,000, $600,000, and $843,000, respectively.

TDRs

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

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate or, if the loan is currently collateral-dependent, using net realizable value, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ALL for the dates indicated:

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Residential real estate	22	25	$2,869	$3,614	$364	$443
Commercial real estate	2	2	338	347	30	23
Commercial	2	2	123	141	—	—
Consumer and home equity	1	2	299	304	69	162
Total	27	31	$3,629	$4,406	$463	$628

At December 31, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $636,000, respectively. At December 31, 2018, the Company had performing and non-performing TDRs with a recorded investment balance of $3.9 million and $513,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
(In thousands, except number of contracts)	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Residential real estate:
Maturity concession	—	—	2	$—	$—	$298	$—	$—	$298	$—	$—	$15
Interest rate concession	—	—	1	—	—	134	—	—	145	—	—	—
Interest rate and maturity concession	2	2	1	64	231	148	69	254	156	15	50	30
Payment deferral	—	1	—	—	166	—	—	166	—	—	45	—
Home equity:
Interest rate and maturity concession	—	—	1	—	—	315	—	—	315	—	—	—
Total	2	3	5	$64	$397	$895	$69	$420	$914	$15	$95	$45

As of December 31, 2019, the Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs.

For the year ended December 31, 2019 and 2017, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the year ended December 31, 2018, one home equity loan with a recorded investment of $299,000 at December 31, 2018 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted. At December 31, 2018, the Company carried a specific reserve on this redefaulted TDR of $162,000.

Impaired Loans

Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With related allowance recorded:
Residential real estate	$2,395	$2,395	$364	$2,989	$110
Commercial real estate	128	128	30	130	11
Commercial	—	—	—	292	—
Home equity	318	318	69	522	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	2,841	2,841	463	3,933	121
Without related allowance recorded:
Residential real estate	989	1,116	—	1,258	21
Commercial real estate	274	433	—	381	13
Commercial	319	685	—	238	7
Home equity	55	192	—	115	—
Consumer	—	—	—	1	—
HPFC	—	—	—	—	—
Ending balance	1,637	2,426	—	1,993	41
Total impaired loans	$4,478	$5,267	$463	$5,926	$162
December 31, 2018:
With related allowance recorded:
Residential real estate	$3,471	$3,471	$586	$3,591	$127
Commercial real estate	131	131	23	1,969	11
Commercial	556	556	53	111	—
Home equity	318	318	162	250	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	4,476	4,476	824	5,921	138
Without related allowance recorded:
Residential real estate	1,291	1,415	—	1,524	34
Commercial real estate	799	975	—	2,269	13
Commercial	230	293	—	1,379	8
Home equity	124	305	—	195	—
Consumer	6	13	—	1	—
HPFC	—	—	—	—	—
Ending balance	2,450	3,001	—	5,368	55
Total impaired loans	$6,926	$7,477	$824	$11,289	$193

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With related allowance recorded:
Residential real estate	$3,858	$3,858	$568	$3,177	$131
Commercial real estate	5,422	5,422	1,441	8,900	22
Commercial	—	—	—	31	—
Home equity	—	—	—	125	—
Consumer	—	—	—	—	—
HPFC	—	—	—	24	—
Ending balance	9,280	9,280	2,009	12,257	153
Without related allowance recorded:
Residential real estate	1,313	1,673	—	1,345	15
Commercial real estate	777	1,084	—	1,132	29
Commercial	1,791	2,964	—	1,920	10
Home equity	429	495	—	310	8
Consumer	—	—	—	2	—
HPFC	—	—	—	—	—
Ending balance	4,310	6,216	—	4,709	62
Total impaired loans	$13,590	$15,496	$2,009	$16,966	$215

In-Process Foreclosure Proceedings

At December 31, 2019 and 2018, the Company had $1.3 million and $2.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to work these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process typically will take 18 to 24 months due to the state of Maine foreclosure laws.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

At December 31, 2019 and 2018, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the year ended December 31, 2019 or 2018.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist. The Company completed its annual goodwill impairment test as of November 30, 2019, 2018 and 2017 and determined goodwill was not impaired. Accumulated impairment losses were $3.6 million as of December 31, 2019, 2018 and 2017.

Core Deposit Intangible Assets

The gross carrying amount and accumulated amortization of core deposit intangible assets were as follows at the periods indicated:

	December 31,
	2019			2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$6,451	$(2,926)	$3,525	$6,451	$(2,221)	$4,230

For the year ended December 31, 2019, 2018 and 2017, the Company recorded amortization expense of $705,000, $725,000 and $1.8 million, respectively.

The following table reflects the amortization expense for core deposit intangible assets over the period of estimated economic benefit:

(In thousands)	Core Deposit Intangible
2020	$682
2021	655
2022	625
2023	592
2024	556
Thereafter	415
Total	$3,525

NOTE 5 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2019	2018
Buildings and leasehold improvements	$46,856	$47,548
Furniture, fixtures and equipment	18,915	26,288
Land and land improvements	9,198	9,217
Total cost	74,969	83,053
Accumulated depreciation and amortization	(33,133)	(40,558)
Net premises and equipment	$41,836	$42,495

At December 31, 2019 and 2018, the Company had capitalized software costs of $2.3 million and $4.0 million, respectively, and related accumulated depreciation expense of $2.1 million and $3.7 million, respectively, and was presented within other assets on the consolidated statements of condition.

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For The Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2019	2018	2017
Furniture and equipment	Furniture, equipment and data processing	$2,132	$1,938	$1,874
Premises	Net occupancy costs	1,593	1,609	1,643
Software	Furniture, equipment and data processing	166	218	244
Total		$3,891	$3,765	$3,761

The Company did not have any material gains or losses from the sale of premises and equipment for the year ended December 31, 2019, 2018 or 2017.

NOTE 6 – LEASES

Effective January 1, 2019, the Company adopted the new lease accounting standard, ASU 2016-02, using the modified retrospective method. As such, for reporting periods beginning on or after January 1, 2019, leases are recognized, presented and disclosed in accordance with ASU 2016-02, while periods prior to the adoption date were not adjusted and are reported in accordance with ASC 840, Leases ("ASC 840"). Refer to Note 1 for further details.

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

The Company entered into a lease arrangement with two of its employees as landlords. The lease was renewed for a period of five years, expiring in 2024, at which time a five-year extension period is available at the option of the Company. The lease arrangement contains certain termination clauses whereby the Company has the right to terminate the lease arrangement, as well as a right to terminate the lease after two years with the required notice without penalty.

The Company entered into a lease agreement in 2019 to rent office space as a sub-tenant from another company in which a Company Director serves as the Chairman and Chief Executive Officer of the other company. The term of the lease is through 2022.

The following right-of-use assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition for the period indicated:

		December 31, 2019
(In thousands)	Balance Sheet Line Item	Operating Leases	Finance Leases	Total
Right-of-use assets	Other Assets	$13,002	$1,502	$14,504
Lease liabilities	Other Liabilities	13,059	1,665	14,724

In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

(In thousands)	For the Year Ended December 31, 2019
Lease Cost:
Operating lease cost(1)	$1,480
Finance lease cost:
Amortization of right-of-use assets	110
Interest on lease liabilities(2)	68
Total finance lease cost	178
Total Lease Cost(3)	$1,658

(1)	Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.

(2)	Includes immaterial variable lease costs.

(3)	Reported within net occupancy costs on the consolidated statements of income.

In accordance with ASC 840, rent expense, excluding common area maintenance expense, for the year ended December 31, 2018 and 2017 was $1.3 million and was reported within net occupancy costs on the consolidated statements of income.

Supplemental cash flow information and non-cash activity related to leases was as follows for the period indicated:

(In thousands)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,394
Operating cash flows from finance leases	68
Financing cash flows from finance leases	106
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$14,030
Finance leases(1)	1,612

(1)
Reflects right-of-use assets recorded for the period indicated, including $10.5 million of operating leases and $1.6 million of finance leases recorded upon adoption of ASU 2016-02, as of January 1, 2019.

Supplemental balance sheet information related to leases was as follows as of the date indicated:

December 31, 2019
Weighted average remaining lease term (years):
Operating leases	15.2 years
Finance leases	22.4 years
Weighted average discount rate:
Operating leases	3.39%
Finance leases	4.00%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2019:

(In thousands)	Operating Leases	Finance Leases
2020	$1,452	$174
2021	1,374	174
2022	1,363	174
2023	1,239	174
2024	1,200	174
Thereafter	10,342	1,922
Total minimum lease payments	16,970	2,792
Less: amount representing interest(1)	3,911	1,127
Present value of net minimum lease payments(2)	$13,059	$1,665

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.

(2)	Reflects the liability reported within other liabilities on the consolidated statements of condition.
As of December 31, 2019, the Company had executed a building lease that it anticipates will commence in the first quarter of 2020, upon completion of the landlord and Company's agreed-upon build-out. The Company anticipates that the lease will qualify as a finance lease and estimates it will record an associated lease liability of $3.4 million.
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

NOTE 7 – MORTGAGE BANKING

Loans Sold

For the year ended December 31, 2019, 2018 and 2017, the Company sold $271.8 million, $205.9 million and $218.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $6.4 million, $5.5 million, and $6.3 million, respectively.

Loans Held for Sale

At December 31, 2019 and 2018, the Company had identified and designated loans with an unpaid principal balance of $11.9 million and $4.3 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2019 and 2018, the unrealized (loss) gain recorded was ($61,000) and $89,000, respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the year ended December 31, 2019, 2018 and 2017 was the change in unrealized (losses) gains on loans held for sale of ($150,000), $52,000 and $326,000, respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a "best-efforts" basis. For the year ended December 31, 2019, 2018 and 2017, net unrealized gains (losses) from the change in fair value on its forward delivery commitments were $282,000, ($127,000), and ($136,000), respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2019 and 2018, the Company's unpaid principal balances on its servicing assets were $227.8 million and $235.4 million, respectively.

For the year ended December 31, 2019, 2018 and 2017, the Company recorded servicing fee income for its servicing assets of $898,000, $949,000 and $1.0 million, respectively, and was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2019 and 2018 was $877,000 and $831,000, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2019 and 2018, the prepayment assumption used within the valuation model was 14.4% and 11.5%, respectively, and the discount rate was 11.2% and 11.1%. The estimated effect of a 10% and 20% increase to the prepayment assumption at December 31, 2019 was a decrease of $65,000 and $126,000, respectively, while a 100 and 200 basis point increase to the discount rate assumption was a decrease of $47,000 and $90,000. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As Of and For The Year Ended December 31,
(In thousands)	2019	2018	2017
Servicing Assets:
Balance at beginning of year	$831	$1,025	$1,210
Capitalized servicing right fees upon sale(1)	263	—	22
Amortization charged against mortgage servicing fee income(2)	(216)	(200)	(430)
Valuation adjustment	(1)	6	223
Balance at end of year	$877	$831	$1,025
Valuation Allowance:
Balance at beginning of year	$(1)	$(7)	$(230)
(Increase) decrease in impairment reserve	(1)	6	223
Balance at end of year	$(2)	$(1)	$(7)
Fair value, beginning of year	$1,677	$1,766	$1,701
Fair value, end of year	$1,496	$1,677	$1,766

(1)	Associated income was reported within mortgage banking income, net on the consolidated statements of income.

(2)	Associated amortization expense was reported within mortgage banking income, net on the consolidated statements of income.

Servicer and Sub-Servicer Net Worth and Liquidity Requirements

The Bank, as a servicer and sub-servicer of loans, must maintain certain net worth and liquidity requirements for certain secondary market investors, including HUD, FNMA and FHLMC.

The Bank is required to maintain a minimum net worth of $1.0 million plus 1.0% of total FHA loans exceeding $25.0 million ("minimum net worth required") and maintain liquid assets equal to at least 20.0% of its minimum net worth required.

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

At December 31, 2019 and 2018, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 14 for further details of the Company and Bank's regulatory capital requirements at December 31, 2019 and 2018.

NOTE 8 – DEPOSITS

The following is a summary of scheduled maturities of CDs, including retail and brokered deposits, as of the dates indicated:

	December 31,
(In thousands)	2019	2018
1 year or less	$474,530	$461,207
Over 1 year to 2 years	61,100	123,397
Over 2 years to 3 years	21,682	35,235
Over 3 years to 4 years	14,211	20,045
Over 4 years to 5 years	18,993	15,368
Over 5 years	5,033	6,029
Total	$595,549	$661,281

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $176.0 million and $111.1 million at December 31, 2019 and 2018, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $471.2 million and $443.1 million at December 31, 2019 and 2018, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2019 and 2018 was $889,000 and $1.1 million, respectively.

At December 31, 2019 and 2018, deposits from certain officers, directors and their associated companies in the normal course of business, were less than 5% of the Company's shareholders' equity.

NOTE 9 – BORROWINGS

The following table summarizes the Company's short-term borrowings, long-term borrowings and subordinated debentures as presented on the consolidated statements of condition for the dates indicated:

	December 31, 2019		Contractual Maturity						December 31, 2018
(Dollars in thousands)	Outstanding Balance	Weighted Average Contract Rate	2020	2021	2022	2023	2024	Thereafter	Outstanding Balance	Weighted Average Contract Rate
Short-Term Borrowings:
FHLBB borrowings	$25,000		$25,000	$—	$—	$—	$—	$—	$25,000
Customer repurchase agreements	237,984		237,984	—	—	—	—	—	245,868
FHLBB and correspondent bank overnight borrowings	5,825		5,825	—	—	—	—	—	—
Total short-term borrowings	$268,809	1.28%	$268,809	$—	$—	$—	$—	$—	$270,868	1.43%
Long-Term Borrowings:
FHLBB borrowings	$10,000	1.87%	$10,000	$—	$—	$—	$—	$—	$10,000	1.87%
Capital lease obligation(1)	—	—	—	—	—	—	—	—	1,580	4.20%
Total long-term borrowings	$10,000	1.87%	$10,000	$—	$—	$—	$—	$—	$11,580	2.19%
Subordinated Debentures:
Subordinated debentures(2)	$14,749	5.50%	$—	$—	$—	$—	$—	$14,749	$14,634	5.50%
CCTA	36,083	5.50%	—	—	—	—	—	36,083	36,083	5.38%
UBCT	8,248	4.45%	—	—	—	—	—	8,248	8,350	4.14%
Total subordinated debentures	$59,080	5.35%	$—	$—	$—	$—	$—	$59,080	$59,067	5.23%

(1)
Upon adoption of ASU 2016-02, effective January 1, 2019, lease liabilities are presented within other liabilities on the consolidated statements of condition. Refer to Notes 1 and 6 for further information.

(2)	The outstanding balance of subordinated debentures was presented net of debt issuance costs of $251,000 and $366,000 at December 31, 2019 and 2018, respectively.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows as of the dates indicated:

	December 31,
(Dollars in thousands)	2019		2018
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
January 2019	$—	—	$25,000	2.71%
January 2020	30,825	1.79%	—	—
April 2020	10,000	1.87%	10,000	1.87%
Total	$40,825		$35,000

The Company's outstanding FHLBB borrowings at December 31, 2019 and 2018 did not contain any call options.

FHLBB borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.4 billion and $1.1 billion at December 31, 2019 and 2018. The carrying value of investment securities pledged as collateral at the FHLBB was $150,000 and $172,000 at December 31, 2019 and 2018, respectively.

Subordinated Debentures

The Company issued $15.0 million of subordinated debt on October 8, 2015, which qualifies as Tier 2 regulatory capital. The interest rate on the subordinated debt is 5.50% per annum, fixed for the ten-year term and payable semi-annually on April 15 and October 15 each year. The Company can redeem the subordinated debt at par starting on October 15, 2020 plus accrued and unpaid interest, or earlier if (i) they no longer qualify as Tier 2 capital for regulatory capital purposes; (ii) a change in law that prevents the Company from deducting interest payable for U.S. federal income tax purposes, or (iii) the Company is required to register as an investment company pursuant to the Investment Company Act of 1940. The subordinated debt is scheduled to mature on October 15, 2025.

The Company incurred certain costs associated with the issuance of $15.0 million of subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated statements of condition. At December 31, 2019 and 2018, net debt issuance costs were $251,000 and $366,000, respectively. Debt issuance costs amortize over the expected life of the related debt. For the year ended December 31, 2019 and 2018 the amortization expense for debt issuance costs were $115,000 and $54,000, respectively, and were recognized as an increase to interest expense within the consolidated statements of income.

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities is three-month LIBOR plus 140 basis points. At December 31, 2019 and 2018, the interest rate on the trust preferred securities was 3.36% and 4.20%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities is the average three-month LIBOR plus 1.42%. At December 31, 2019 and 2018, the interest rate on the trust preferred securities was 3.41% and 3.86%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2019, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 10.3% of Tier 1 capital of the Company.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $3.3 million, $3.4 million, and $3.4 million for the year ended December 31, 2019, 2018 and 2017, respectively. Refer to Note 12 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2019, the Company has the following lines of credit available to it, for which it had no outstanding balances:

•
The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2019 and 2018. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB.

•	The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 18, 2020 for which the interest rate is LIBOR-based and is set daily by PNC Bank.

•	The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.

•
The Company, through the Bank, has a secured line of credit of $114.7 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2019, the Bank pledged commercial loans with a carrying value of $161.5 million and investment securities of $13,000.

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

The tables below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings allocated by source of collateral as of the dates indicated:

	December 31,
(In thousands)	2019	2018
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$118,969	$118,823
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	117,654	125,590
Obligations of states and political subdivisions	1,361	1,455
Total	$237,984	$245,868

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $1.0 million and $923,000 at December 31, 2019 and 2018, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.
The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

	December 31,
(In thousands)	2019	2018
Commitments to extend credit	$734,649	$654,575
Standby letters of credit	5,211	3,063
Total	$739,860	$657,638

The Company’s commitments to extend credit from its lending activities do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These commitments are subject to the Company’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses. Of the total commitments to extend credit, $274.6 million and $270.8 million were unconditionally cancellable by the Company at December 31, 2019 and 2018, respectively.

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

Legal Contingencies

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened litigation, claims investigations and legal and administrative cases and proceedings. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions;
whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, we may be unable to estimate reasonably possible losses with respect to every litigation matter we face.

As of December 31, 2019 and 2018, the Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed.

NOTE 12 – DERIVATIVES AND HEDGING

The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk associated with these derivative financial instruments through collateral, credit approvals and monitoring procedures.

Derivative financial instruments are carried at fair value on the consolidated statements of condition. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated as a hedge for accounting purposes and, if so, the type of hedge it has been designated as. The changes in fair value of the Company's derivative instruments not designated as hedges are accounted for within the consolidated statements of income.

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

Derivatives Not Designated as Hedges

Customer Loan Swaps
The Company will enter into interest rate swaps with its commercial customers to provide them with a means to lock into a long-term fixed rate, while simultaneously entering into an arrangement with a counterparty to swap the fixed rate to a variable rate to manage interest rate exposure effectively. As the interest rate swap agreements have substantially equivalent and offsetting terms, they do not materially change the Company's interest rate risk or present any material exposure to its consolidated statements of income. Customer loan swaps are presented on a gross basis within other assets and accrued interest and other liabilities on the consolidated statements of condition.

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with each party for the dates indicated:

		December 31,
		2019			2018
(In thousands, except number of positions)	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	10	$45,243	$(514)	57	$297,624	$(7,841)
Receive fixed, pay variable	Other assets	75	366,351	17,756	25	118,891	3,467
Pay fixed, receive variable	(Accrued interest and other liabilities)/other assets	85	411,594	(17,242)	82	416,515	4,374
Total		170	$823,188	$—	164	$833,030	$—

The Company mitigates its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company mitigates its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by its Board of Directors.

The Company has entered into a master netting arrangement with its institutional counterparty and settles payments with the counterparty as necessary. The Company's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its contracts in a net liability position based on their aggregate fair value and the Company's credit rating. The Company may also receive cash collateral for contracts in a net asset position as requested. At December 31, 2019, the Company posted $18.4 million of cash as collateral and it was presented within other assets on the consolidated statements of condition. At December 31, 2018, the institutional counterparty posted $5.1 million of cash as collateral and it was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. Refer to Note 13 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Fixed-Rate Mortgage Interest Rate Locks Commitments
As part of the origination process of a residential loan, the Company may enter into rate lock agreements with its borrower, which is considered an interest rate lock commitment. If the Company intends to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative. The Company's pipeline of mortgage loans with fixed-rate interest rate lock commitments for which it intends to sell the loan upon origination was as follows for the dates indicated:

		December 31,
		2019		2018
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$27,087	$480	$8,239	$95
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	2,519	(18)	3,838	(28)
Total		$29,606	$462	$12,077	$67

For the year ended December 31, 2019, 2018 and 2017, the net unrealized gain (loss) from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $395,000, ($218,000), and $98,000, respectively.

Forward Delivery Commitments
The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a "best effort" or "mandatory delivery" basis. The Company's normal practice has been to enter into these arrangements on a "best effort" basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative upon origination of a loan identified as held for sale.

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		December 31,
		2019		2018
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward delivery commitments ("best effort")	Other assets	$10,846	$312	$2,593	$32
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,069	(15)	1,722	(17)
Total		$11,915	$297	$4,315	$15

For the year ended December 31, 2019, 2018 and 2017, the net unrealized gain (loss) from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were $282,000, ($127,000), and ($136,000), respectively.

Derivatives Designated as Hedges

Interest Rate Swap on Loans
On June 12, 2019, the Company entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable-rate loans. The Company has entered into a master netting arrangement with its institutional counterparty and settles payments monthly on a net basis. The arrangement with the institutional counterparty requires it to post collateral for its interest rate swap on loans when it is in a net liability position based on its fair value. If the interest rate swap is in a net asset position based on its fair value, the institutional counterparty will post collateral to the Company as requested. At December 31, 2019, the institutional counterparty posted $560,000 of cash as collateral, which was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. Refer to Note 13 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the date indicated were as follows:

(Dollars in thousands)					December 31, 2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$483

For the year ended December 31, 2019, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments paid to the institutional counterparty for the year ended December 31, 2019 were $214,000, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flow.

Junior Subordinated Debt Interest Rate Swaps
The Company entered into five interest rate swap agreements with an institutional counterparty to manage interest rate risk associated with the Company's variable rate borrowings. The Company has entered into a master netting arrangement with its institutional counterparty and settles payments quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their aggregate fair value and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their aggregate fair value, the institutional counterparty will post collateral to the Company as requested. At December 31, 2019 and 2018, the Company posted $8.8 million and $5.8 million, respectively, of cash as collateral to the institutional counterparty, which is presented within other assets on the consolidated statements of condition. Refer to Note 13 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

					December 31,
(Dollars in thousands)					2019		2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(299)	$10,000	$(272)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(2,318)	10,000	(1,655)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(2,384)	10,000	(1,636)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,279)	5,000	(877)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(1,907)	8,000	(1,242)
					$43,000	$(8,187)	$43,000	$(5,682)

For the year ended December 31, 2019, 2018 and 2017, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the institutional counterparty for the year ended December 31, 2019, 2018 and 2017 were $738,000, $889,000 and $1.3 million, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

FHLBB Advance Interest Rate Swaps
On February 25, 2015, the Bank entered into two $25.0 million one-year forward-starting interest rate swap arrangements with an institutional counterparty to mitigate short-term interest rate risk. On February 25, 2019 the last $25.0 million tranche matured.

The details of the FHLBB advance interest rate swaps for the dates indicated were as follows:

					December 31,
(Dollars in thousands)					2019		2018
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
2/25/2015	2/25/2019	1-Month USD LIBOR	1.74%	Other assets	$—	$—	$25,000	$30

Net payments received from the institutional counterparty for the year ended December 31, 2018 were $58,000 and were classified as cash flows from operating activities in the consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Derivatives designated as cash flow hedges
Effective portion of unrealized losses recognized within AOCI during the period, net of tax	$(2,334)	$837	$(248)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$921	$831	$1,592

The Company expects approximately $833,000 (pre-tax) to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges, in the next 12 months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2019.

NOTE 13 – BALANCE SHEET OFFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 10 for further discussion of repurchase agreements and Note 12 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2019
Derivative assets:
Customer loan swaps - commercial customer(2)	$17,756	$—	$17,756	$—	$—	$17,756
Interest rate swap on loans	483	—	483	—	(483)	—
Total	$18,239	$—	$18,239	$—	$(483)	$17,756
Derivative liabilities:
Customer loan swaps - dealer bank	$17,242	$—	17,242	$—	$17,242	$—
Junior subordinated debt interest rate swaps	8,187	—	8,187	—	8,187	—
Customer loan swaps - commercial customer(2)	514	—	514	—	—	514
Total	$25,943	$—	$25,943	$—	$25,429	$514
Customer repurchase agreements	$237,984	$—	$237,984	$237,984	$—	$—
December 31, 2018
Derivative assets:
Customer loan swaps - dealer bank	$4,374	$—	$4,374	$—	$(4,374)	$—
Customer loan swaps - commercial customer(2)	3,467	—	3,467	—	—	3,467
FHLBB advance interest rate swaps	30	—	30	—	(30)	—
Total	$7,871	$—	$7,871	$—	$(4,404)	$3,467
Derivative liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—	$5,682	$—
Customer loan swaps - commercial customer(2)	7,841	—	7,841	—	—	7,841
Total	$13,523	$—	$13,523	$—	$5,682	$7,841
Customer repurchase agreements	$245,868	$—	$245,868	$245,868	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.

(2)	The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices.

NOTE 14 – SHAREHOLDERS' EQUITY

Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

The Company and Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. The quantitative measures established to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, or the leverage ratio. These guidelines apply to the Company on a consolidated basis.

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2019 and 2018, and the Bank's capital ratios met the requirements for the Bank to be considered "well capitalized" under prompt correct action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2019 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2018		Minimum Regulatory Capital Required For Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$455,702	14.44%	10.50%	N/A	$434,331	14.36%	9.875%	N/A
Tier 1 risk-based capital ratio	415,511	13.16%	8.50%	N/A	394,597	13.04%	7.875%	N/A
Common equity Tier 1 risk-based capital ratio	372,511	11.80%	7.00%	N/A	351,597	11.62%	6.375%	N/A
Tier 1 leverage capital ratio	415,511	9.55%	4.00%	N/A	394,597	9.53%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$423,540	13.45%	10.50%	10.00%	$398,773	13.18%	9.875%	10.00%
Tier 1 risk-based capital ratio	398,349	12.65%	8.50%	8.00%	374,039	12.36%	7.875%	8.00%
Common equity Tier 1 risk-based capital ratio	398,349	12.65%	7.00%	6.50%	374,039	12.36%	6.375%	6.50%
Tier 1 leverage capital ratio	398,349	9.19%	4.00%	5.00%	374,039	9.06%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. At December 31, 2019 and 2018, $15.0 million of subordinated debentures were included as Tier 2 capital and were included in the calculation of the Company's total risk-based capital, and, at December 31, 2019 and 2018, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company. The Company's $15.0 million of subordinated debentures are subject to phase-out of 20% annually beginning on its six year anniversary, and 20% a year thereafter until it is fully phased out.

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

For the year ended December 31, 2019, 2018, and 2017, the Bank declared dividends for payment to the Company in the amount of $36.9 million, $28.1 million, and $16.8 million, respectively. For the year ended December 31, 2019, 2018 and 2017, the Company declared $18.9 million, $18.0 million and $14.6 million, respectively, in dividends payable to its shareholders.

Common Stock Repurchase

In September 2013, the Company's Board of Directors authorized the 2013 Repurchase Plan which allowed for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2018, the Company purchased the remaining 750 shares of its common stock and completed its repurchase of the total allotment of 375,000 shares at a weighted-average price of $26.57.

In January 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2018. For the year ended December 31, 2019, the Company purchased 488,052 shares of its common stock at a weighted-average price of $42.61. This program is now closed.

In January 2020 the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2019. This program replaces the 2019 program and is open for 12 months.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For The Year Ended December 31, 2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings gains	$26,743	$(5,750)	$20,993
Less: reclassification adjustment for realized losses(1)	(105)	22	(83)
Net unrealized gains	26,848	(5,772)	21,076
Cash Flow Hedges:
Net decrease in fair value	(2,973)	639	(2,334)
Less: effective portion reclassified into interest expense(2)	(921)	198	(723)
Net decrease in fair value	(2,052)	441	(1,611)
Postretirement Plans:
Net actuarial loss	(1,918)	412	(1,506)
Less: Amortization of net actuarial losses(3)	(271)	59	(212)
Less: Amortization of net prior service credits(3)	24	(5)	19
Net loss on postretirement plans	(1,671)	358	(1,313)
Other comprehensive income	$23,125	$(4,973)	$18,152

	For The Year Ended December 31, 2018
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings losses	$(10,846)	$2,332	$(8,514)
Less: reclassification adjustment for realized losses(1)	(663)	142	(521)
Net unrealized losses	(10,183)	2,190	(7,993)
Cash Flow Hedges:
Net increase in fair value	1,066	(229)	837
Less: effective portion reclassified into interest expense(2)	(831)	179	(652)
Net increase in fair value	1,897	(408)	1,489
Postretirement Plans:
Net actuarial gain	1,743	(375)	1,368
Less: Amortization of net actuarial losses(3)	(613)	131	(482)
Less: Amortization of net prior service credits(3)	24	(5)	19
Net loss on postretirement plans	2,332	(501)	1,831
Other comprehensive loss	$(5,954)	$1,281	$(4,673)

	For The Year Ended December 31, 2017
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings losses	$(2,905)	$1,017	$(1,888)
Less: reclassification adjustment for realized gains(1)	855	(299)	556
Net unrealized losses	(3,760)	1,316	(2,444)
Cash Flow Hedges:
Net decrease in fair value	(382)	134	(248)
Less: effective portion reclassified into interest expense(2)	(1,592)	557	(1,035)
Net increase in fair value	1,210	(423)	787
Postretirement Plans:
Net actuarial loss	(2,065)	723	(1,342)
Less: amortization of net actuarial losses(3)	(286)	100	(186)
Less: amortization of net prior service credits(3)	24	(8)	16
Net loss on postretirement plans	(1,803)	631	(1,172)
Other comprehensive loss	$(4,353)	$1,524	$(2,829)

(1)	Reclassified into net (loss) gain on sale of securities on the consolidated statements of income.

(2)	Reclassified into interest on borrowings and subordinated debentures on the consolidated statements of income.

(3)	Reclassified into compensation and related benefits and other expense on the consolidated statements of income. Refer to Note 18 of the consolidated financial statements for further details.

The Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), in 2017 and reclassified certain tax effects from AOCI to retained earnings, related to items that were stranded in other comprehensive income or loss as a result of the Tax Act. A description of the tax effects on other comprehensive income or loss upon are presented within the table below.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2016	$(6,085)	$(5,694)	$(2,130)	$(13,909)
Other comprehensive loss before reclassifications	(1,888)	(248)	(1,342)	(3,478)
Less: Amounts reclassified from AOCI	556	(1,035)	(170)	(649)
Other comprehensive loss (income)	(2,444)	787	(1,172)	(2,829)
Less: Amounts reclassified from AOCI related to adoption of ASU 2018-02	(1,771)	(1,019)	(686)	(3,476)
Balance at December 31, 2017	(10,300)	(5,926)	(3,988)	(20,214)
Other comprehensive (loss) income before reclassifications	(8,514)	837	1,368	(6,309)
Less: Amounts reclassified from AOCI	(521)	(652)	(463)	(1,636)
Other comprehensive loss (income)	(7,993)	1,489	1,831	(4,673)
Net amount reclassified to AOCI related to adoption of ASU 2016-01 and ASU 2017-12	467	—	—	467
Balance at December 31, 2018	(17,826)	(4,437)	(2,157)	(24,420)
Other comprehensive income (loss) before reclassifications	20,993	(2,334)	(1,506)	17,153
Less: Amounts reclassified from AOCI	(83)	(723)	(193)	(999)
Other comprehensive income (loss)	21,076	(1,611)	(1,313)	18,152
Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)

(1)	All amounts are net of tax.

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606, the new revenue recognition standard, using the modified retrospective transition method.

A portion of the Company's non-interest income is derived from contracts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance.

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The categorization of revenues from contracts with customer within the scope of ASC 606 closely aligns with the presentation revenue categories presented within non-interest income on the consolidated statements of income. The following table presents the revenue streams with the scope of ASC 606 for the periods indicated:

		For The Year ended December 31,
(In thousands)	Income Statement Line Item	2019	2018
Debit card interchange income	Debit card income	$9,701	$9,067
Services charges on deposit accounts	Service charges on deposit accounts	8,393	8,253
Fiduciary services income	Income from fiduciary services	5,901	5,376
Investment program income	Brokerage and insurance commissions	2,625	2,615
Other non-interest income	Other income	1,710	1,508
Total non-interest income within the scope of ASC 606		28,330	26,819
Total non-interest income not in scope of ASC 606		13,783	11,357
Total non-interest income		$42,113	$38,176

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts. Additional information related to each revenue stream is discussed below:

•
Debit card interchange income: The Company has separate contracts with intermediaries and earns interchange revenue and incurs related expenses on debit card transactions of its deposit customers. Income earned and expenses incurred by the Company are dependent on its depositors' debit card usage, including depositor spend, transaction type and merchant. The rates earned are determined by the intermediaries. The Company determined that although the contract for which revenues are directly earned is with the intermediary rather than the depositor, that an underlying contract with each depositor is required for the generation of debit card interchange income and it is the depositors' debit card usage that drives the revenues earned and related expenses incurred. The contract with the depositor is day-to-day and can be closed by the customer or the Company at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

The Company's debit card interchange revenue and related expenses are presented on a gross basis as it has control of the specified service prior to transfer to the depositor through the extension of credit.

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the year ended December 31, 2019 and 2018, cash rewards totaled $554,000 and $438,000, respectively.

•
Service charges on deposit accounts: Deposit-related fees, include, but are not limited to, overdraft income, service charge income, and other fees generated by the depositor relationship with the Company. For each depositor relationship, an agreement and related disclosures outline the terms of the contract between the depositor and the Bank, including the assessment of fees and fee structure for its various products. The contract is day-to-day and can be closed by the customer or the Company at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

•
Fiduciary services income: The Company, through its wealth management and trust services department, doing business as Camden National Wealth Management, earns fees for its investment management and related services for its clients. Fees earned for its services are largely dependent on assets under management as of the last day of the month and do not contain performance clauses. Should the applicable services contract be terminated by either party, fees for services are earned up to the effective date of contract termination. As such, fiduciary services income is earned and recognized daily.

•
Investment program income: Under an investment program offered by the Company, doing business as Camden Financial Consultant (“Program”), its clients are provided access to brokerage, advisory and insurance products offered through an unaffiliated third party. Certain Company employees are registered securities representatives and/or registered investment advisor representatives of the third party, operating in such capacity under Camden Financial Consultants to provide clients with brokerage, investment advisory and insurance related services. The Company receives a portion of the commissions and fees received by the unaffiliated third party brokerage firm from the sale of investment products and investment advisory services, in accordance with the terms of the contract between the two parties.

The revenues earned by the Company are net of administrative expenses and the portion retained by the unaffiliated third party brokerage firm. The Company does not have control of the specified services provided to its clients by the unaffiliated third party brokerage firm under the Program. Revenues earned from Program-related services are presented on the consolidated statements of income on a net basis.

NOTE 17 – STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Plan and 2012 Plan, respectively. The maximum number of shares of stock reserved and available for issuance under each the 2003 Plan and 2012 Plan is 1.2 million shares. As shares or units are vested or options are exercised, new shares are issued out of either the 2003 or 2012 Plan. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price will not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock option is exercisable more than ten years after the date the stock option was granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for certain non-qualified stock options that were issued in conjunction with an acquisition.

The amount of cash used to settle stock-based compensation transactions for the year ended December 31, 2019, 2018 and 2017 was $455,000, $848,000 and $902,000, respectively.

Stock Option Awards

Stock options granted under the 2003 Plan and the 2012 Plan include both incentive stock options and non-qualified stock options. Incentive stock options and non-qualified stock options granted vest pro-rata over a five year period, or earlier if an employee retires and has met the retirement eligibility requirements of the plan, and have a contractual life of ten years.

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

For the year ended December 31, 2019, 2018 and 2017, the Company issued stock options with a grant-date fair value of $0, $8,000 and $0, respectively. The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the year ended:

	December 31,
	2019	2018	2017
Weighted-average dividend yield	N/A	2.36%	N/A
Weighted-average risk-free interest rate	N/A	2.38%	N/A
Weighted-average expected volatility	N/A	22.80%	N/A
Weighted-average expected life (in years)	N/A	5.3	N/A
Weighted-average fair value of options granted	N/A	$7.78	N/A

Compensation expense is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2019, 2018 and 2017, the compensation expense recognized was $7,000, $10,000 and $20,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the year ended December 31, 2019, 2018 and 2017 was $8,000, $50,000, and $21,000, respectively. Additionally, for the year ended December 31, 2019, 2018 and 2017, the Company received a tax benefit upon the exercise of non-qualified stock options, of $1,000, $0 and $7,000, respectively.

Stock option activity for the year ended December 31, 2019 was as follows:

(Dollars in thousands, except per option data)	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	27,352	$22.53
Granted	—	—
Exercised	(13,745)	21.39
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2019	13,607	$23.69	3.3	$304
Options exercisable at December 31, 2019	11,757	$22.21	2.8	$280

A summary of the status of the Company’s nonvested stock options as of December 31, 2019 and changes during the year then ended was as follows:

	Options	Weighted-Average Grant Date Fair Value per Option
Nonvested at January 1, 2019	3,100	$6.32
Granted	—	—
Vested	(1,250)	6.09
Forfeited	—	—
Nonvested at December 31, 2019	1,850	$6.48

For the year ended December 31, 2019, 2018 and 2017, the Company received cash from the exercise of stock options of $95,000, $218,000 and $98,000 respectively.

Unrecognized compensation expense for nonvested stock options totaled $7,000 at December 31, 2019 and is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. The total intrinsic value of options exercised for the year ended December 31, 2019, 2018 and 2017 was $309,000, $395,000, and $268,000, respectively.

Restricted Stock Units

Restricted stock units vest pro-rata over the requisite service period, which is typically three to five years, and may contain certain performance-based conditions. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until they vest.

For the year ended December 31, 2019, 2018 and 2017, the Company issued restricted stock units with a grant-date fair value of $657,000, $887,000 and $808,000, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Compensation expense	$389	$263	$124
Income tax benefit	84	57	27
Fair value of grants vested	302	149	—

Restricted stock unit activity for the year ended December 31, 2019 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2019	30,225	$44.23
Granted	15,138	43.40
Vested	(6,854)	44.12
Forfeited	(2,457)	43.99
Nonvested at December 31, 2019	36,052	$43.92	3.3	$1,661	$1,258

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three to five years, or earlier if a recipient retires and has met the retirement eligibility requirements of the plan. Awards issued to Company directors vest immediately, and may contain certain performance-based conditions. Nonvested restricted stock awards participate in Company dividends and recipients are entitled to vote these restricted shares during the vesting period.

For the year ended December 31, 2019, 2018 and 2017, the Company issued restricted stock awards with a grant-date fair value of $724,000, $753,000 and $686,000, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock awards was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Compensation expense	$751	$916	$762
Income tax benefit	161	197	164
Fair value of grants vested	780	931	702

Restricted stock award activity for the year ended December 31, 2019 is as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2019	22,781	$38.21
Granted	16,347	44.30
Vested	(19,420)	40.16
Forfeited	(421)	27.20
Nonvested at December 31, 2019	19,287	$41.66	1.6	$888	$492

MSPP

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of a portion of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount of the fair market value of the stock on the date of grant and they cliff vest two years after the grant date, or earlier if a recipient reaches the retirement eligibility requirements of the Plan. Should an employee forfeit his or her nonvested MSPP awards, the Company will return the lesser of the strike price paid by the employee or the fair value of the nonvested awards as of the date forfeited. Restricted stock issued under the MSPP participate in Company dividends and are entitled to vote these restricted shares during the vesting period.

For the year ended December 31, 2019, 2018 and 2017, the Company issued MSPP awards with a grant-date fair value of $85,000, $139,000 and $111,000, respectively, to certain employees.

Compensation expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Compensation expense	$95	$104	$97
Income tax benefit	20	22	21
Fair value of grants vested	75	130	91

MSPP award activity for the year ended December 31, 2019 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2019	13,013	$14.35
Granted	7,741	11.01
Vested	(5,516)	13.65
Forfeited	(223)	14.23
Nonvested at December 31, 2019	15,015	$12.89	0.7	$219	$57

For the year ended December 31, 2019, 2018 and 2017, the Company received cash from the issuance of restricted shares under the MSPP of $250,000, $232,000 and $180,000, respectively. At December 31, 2019 and 2018, cash received from certain participating employees totaled $472,000 and $384,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards granted are 50% weighted on the attainment of certain performance targets approved by the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if the performance targets are achieved, and the amount received by the LTIP participants may vary from 0% - 200% of target, depending on the level at which performance targets are met. Failure to achieve the specific performance measures will result in all or a portion of the shares being forfeited. The service-based awards are restricted stock awards and vest annually pro-rata over a three year period. The associated service-based awards are disclosed within the aforementioned Restricted Stock Awards section of this note.

For the year ended December 31, 2019, 2018 and 2017, the Company issued performance-based stock awards with a grant-date fair value of $624,000, $663,000 and $697,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related tax benefit for the LTIP's performance-based awards was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Compensation expense	$532	$291	$370
Related income tax benefit	114	63	80
Fair value of grants vested	344	284	843

LTIP performance-based award activity for the year ended December 31, 2019 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2019	26,377	$44.28
Granted	14,186	43.98
Vested	(7,811)	43.99
Forfeited	(4,987)	43.99
Nonvested at December 31, 2019	27,765	$44.26	1.6	$1,279	$455

DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. Annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of the common stock of the Company on the date of grant. For all active participants vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. In 2018, the DCRP was amended providing the ability to tailor vesting terms for new participants.

For the year ended December 31, 2019, 2018 and 2017, the Company issued DCRP awards with a grant-date fair value of $153,000, $155,000 and $118,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Compensation expense	$110	$106	$97
Related income tax benefit	24	23	21
Fair value of grants vested	102	105	90

DCRP award activity for the year ended December 31, 2019 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2019	9,970	$28.16
Granted	3,542	43.26
Vested	(2,861)	35.74
Forfeited	—	—
Nonvested at December 31, 2019	10,651	$31.14	10.3	$491	$255

NOTE 18 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k)/profit sharing plan and the majority of employees participate in the plan. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company, at its discretion, may make profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For the year ended December 31, 2019, 2018 and 2017, these additional contributions totaled 3% of employee eligible compensation. For the year ended December 31, 2019, 2018 and 2017, expenses under the 401(k) and profit sharing plan totaled $2.4 million, $2.3 million, and $2.3 million, respectively.

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

The Company also provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan. This postretirement plan is a benefit only available to qualifying participants who were grandfathered.

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,
(In thousands)	2019	2018	2019	2018
Benefit obligations:
Beginning of year	$12,717	$13,790	$3,616	$3,791
Service cost	395	446	48	46
Interest cost	523	488	148	132
Actuarial loss (gain)	1,524	(1,534)	394	(209)
Benefits paid	(477)	(473)	(157)	(144)
End of year	14,682	12,717	4,049	3,616
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	477	473	157	144
Benefits paid	(477)	(473)	(157)	(144)
End of year	—	—	—	—
Unfunded status at end of year(1)	$14,682	$12,717	$4,049	$3,616
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$2,864	$1,859	$738	$449
Prior service credit	—	—	(132)	(151)
Total	$2,864	$1,859	$606	$298

(1)	Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2019 and 2018 was $14.2 million and $12.1 million, respectively.

For the year ending December 31, 2020, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $623,000. All prior service costs have been fully amortized.

For the year ending December 31, 2020, the estimated actuarial loss and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $78,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the year ended December 31:

	SERP			Other Postretirement Benefits
(In thousands)	2019	2018	2017	2019	2018	2017
Net periodic benefit cost:
Service cost(1)	$395	$446	$335	$48	$46	$53
Interest cost(2)	523	488	452	148	132	144
Recognized net actuarial loss(2)	240	561	246	31	52	40
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	1,158	1,495	1,033	203	206	213
Changes in funded status recognized in OCI, before taxes:
Net actuarial loss (gain) arising during period	1,524	(1,534)	1,955	394	(209)	110
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial loss	(240)	(561)	(246)	(31)	(52)	(40)
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	1,284	(2,095)	1,709	387	(237)	94
Total recognized in net periodic benefit cost and OCI, before taxes	$2,442	$(600)	$2,742	$590	$(31)	$307

(1)	Presented in salaries and employee benefits on the consolidated statements of income.

(2)	Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.2%	4.2%	3.6%	3.2%	4.2%	3.6%
Discount rate for net periodic benefit cost	4.2%	3.6%	4.0%	4.2%	3.6%	4.0%
Rate of compensation increase for benefit obligation	3.0%	3.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost	3.0%	3.0%	5.0%	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 7.0%	5.0% - 6.0%	5.0% - 6.0%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2019.

For the year ended December 31, 2020, the expected contribution is $486,000 for the SERP and $268,000 for the other postretirement benefits plan. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2020	$486	$268
2021	536	265
2022	566	233
2023	526	219
2024	436	231
Next 5 years	2,141	1,084

NOTE 19 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$11,876	$14,102	$14,529
State	1,241	1,206	1,289
	13,117	15,308	15,818
Deferred:
Federal	1,230	(2,541)	4,117
State	29	(61)	(320)
Change in federal corporate income tax rate(1)	—	—	14,263
	1,259	(2,602)	18,060
Income tax expense	$14,376	$12,706	$33,878

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as a result of the following:

	For The Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Computed tax expense(1)	$15,032	$13,813	$21,824
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	1,003	905	630
Tax exempt income	(738)	(741)	(1,291)
Income from life insurance	(509)	(510)	(829)
Low income housing credits	(430)	(465)	(366)
Share-based awards	(60)	(250)	(390)
Change in federal corporate income tax rate(1)	—	—	14,263
Other	78	(46)	37
Income tax expense	$14,376	$12,706	$33,878
Income before income taxes	$71,579	$65,777	$62,354
Effective tax rate	20.1%	19.3%	54.3%

(1)
On December 22, 2017, the Tax Act was enacted, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%. The Company recognized the effect of the tax law changes in the period of enactment, which resulted in a reduction to net deferred tax assets and a corresponding charge to income tax expense of $14.3 million.

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2019		2018
(In thousands)	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$10,421	$—	$11,250	$—
Allowance for loan losses	5,416	—	5,318	—
Pension and other benefits	4,492	—	3,881	—
Net unrealized losses on derivative instruments	1,656	—	1,215	—
Deferred compensation and benefits	919	—	927	—
Depreciation	—	(3,053)	—	(2,913)
Deferred loan origination fees	—	(2,119)	—	(1,860)
Net unrealized (gains) losses on AFS debt securities		(890)	4,882	—
Other		(19)	353	—
Gross deferred tax assets (liabilities)	$22,904	$(6,081)	$27,826	$(4,773)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$16,823		$23,053

At December 31, 2019 and 2018, the Company had $48.2 million and $52.1 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2019 and 2018 determined that no valuation allowance was necessary.

As of December 31, 2019, the Company's federal and state income tax returns for the year ended December 31, 2018, 2017 and 2016 were open to audit by federal and state authorities.

NOTE 20 – EPS

The following is an analysis of the calculation of basic and diluted EPS, reflecting the application of the two-class method, for the periods indicated:

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2019	2018	2017
Net income	$57,203	$53,071	$28,476
Dividends and undistributed earnings allocated to participating securities(1)	(120)	(148)	(118)
Net income available to common shareholders	$57,083	$52,923	$28,358
Weighted-average common shares outstanding for basic EPS	15,407,289	15,571,387	15,509,665
Dilutive effect of stock-based awards(2)	45,733	54,916	78,682
Weighted-average common and potential common shares for diluted EPS	15,453,022	15,626,303	15,588,347
Earnings per common share:
Basic EPS	$3.70	$3.40	$1.83
Diluted EPS	$3.69	$3.39	$1.82

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options, vesting of restricted shares and restricted stock units, and issuance of LTIP awards that have met the performance criteria, utilizing the treasury stock method.

For the year ended December 31, 2019, 2018 and 2017 there were no anti-dilutive stock based awards that have been excluded from the computation of potential common shares for purposes of calculating diluted EPS, because the average market price of the Company's common stock is greater than the exercise prices.

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

NOTE 21 – FAIR VALUE

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Loans Held For Sale: The fair value of loans held for sale is determined on an individual loan basis using quoted secondary market prices and is classified as Level 2.

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

Equity Securities: The fair value of equity securities in bank stock is determined using market prices based on recent trading activity and dealer quotes. These equity securities are traded on inactive markets and are classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2019
Financial assets:
Loans held for sale	$11,854	$—	$11,854	$—
AFS investments:
Obligations of states and political subdivisions	118,083	—	118,083	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	463,386	—	463,386	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,905	—	325,905	—
Subordinated corporate bonds	10,744	—	10,744	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	17,756	—	17,756	—
Interest rate swap on loans	483	—	483	—
Fixed-rate mortgage interest rate lock commitments	480	—	480	—
Forward delivery commitments	312	—	312	—
Financial liabilities:
Junior subordinated debt interest rate swaps	$8,187	$—	$8,187	$—
Customer loan swaps	17,756	—	17,756	—
Fixed-rate mortgage interest rate lock commitments	18	—	18	—
Forward delivery commitments	15	—	15	—
December 31, 2018
Financial assets:
Loans held for sale	$4,403	$—	$4,403	$—
AFS investments:
Obligations of states and political subdivisions	93,752	—	93,752	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	453,672	—	453,672	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	342,894	—	342,894	—
Subordinated corporate bonds	20,374	—	20,374	—
Equity securities - bank stock	746	—	746	—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	95	—	95	—
Forward delivery commitments	32	—	32	—
FHLBB advance interest rate swaps	30	—	30	—
Financial liabilities:
Junior subordinated debt interest rate swaps	$5,682	$—	$5,682	$—
Customer loan swaps	7,841	—	7,841	—
Fixed-rate mortgage interest rate lock commitments	28	—	28	—
Forward delivery commitments	17	—	17	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2019. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Impaired Loans:  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The Company's policy is to individually evaluate for impairment loans with a principal balance of $500,000 or more, that are classified as substandard or doubtful and are on non-accrual status. Once the population of loans is identified for individual impairment assessment, the Company measures these loans for impairment by comparing net realizable value, which is the fair value of the collateral, less estimated costs to sell, to the carrying value of the loan. If the net realizable value of the loan is less than the carrying value of the loan, then a loss is recognized as part of the ALL to adjust the loan's carrying value to net realizable value. Accordingly, certain collateral-dependent impaired loans are subject to measurement at fair value on a non-recurring basis. Management has estimated the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and as such, the Company has determined servicing assets are Level 3 of the fair value hierarchy. At December 31, 2019 and 2018, the Company's mortgage servicing assets were not carried at fair value.

Non-Financial Instruments Recorded at Fair Value on a Non-recurring Basis

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Non-financial assets measured at fair value on a non-recurring basis consist of OREO, goodwill and core deposit intangible assets.

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

Goodwill and Core Deposit Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events for the year ended December 31, 2019 or 2018 for which management believed that it was more-likely-than-not that goodwill is impaired.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the year ended December 31, 2019 or 2018 that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2019
Non-financial assets:
OREO	$94	$—	$—	$94
December 31, 2018
Financial assets:
Collateral-dependent impaired loans	$522	$—	$—	$522
Non-financial assets:
OREO	130	—	—	130

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount Range (Weighted-Average)
December 31, 2019
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%	(18%)
			Estimated selling costs	13%	(13%)
December 31, 2018
Collateral-dependent impaired loans:
Partially charged-off	$50	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
Specifically reserved	472	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	130	Market approach appraisal of collateral	Management adjustment of appraisal	19%	(19%)
			Estimated selling costs	10%	(10%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2019
Financial assets:
HTM securities	$1,302	$1,359	$—	$1,359	$—
Residential real estate loans(1)	1,064,532	1,066,544	—	—	1,066,544
Commercial real estate loans(1)	1,230,983	1,196,297	—	—	1,196,297
Commercial loans(1)(2)	438,716	431,892	—	—	431,892
Home equity loans(1)	310,356	293,565	—	—	293,565
Consumer loans(1)	25,265	23,355	—	—	23,355
Servicing assets	877	1,496	—	—	1,496
Financial liabilities:
Time deposits	$595,549	$594,881	$—	$594,881	$—
Short-term borrowings	268,809	268,631	—	268,631	—
Long-term borrowings	10,000	10,002	—	10,002	—
Subordinated debentures	59,080	50,171	—	50,171	—
December 31, 2018
Financial assets:
HTM securities	$1,307	$1,291	$—	$1,291	$—
Residential real estate loans(1)	986,795	957,957	—	—	957,957
Commercial real estate loans(1)	1,257,879	1,218,436	—	—	1,218,436
Commercial loans(1)(2)	411,479	404,805	—	—	404,805
Home equity loans(1)	324,967	317,359	—	—	317,359
Consumer loans(1)	20,390	18,969	—	—	18,969
Servicing assets	831	1,677	—	—	1,677
Financial liabilities:
Time deposits	$661,281	$654,954	$—	$654,954	$—
Short-term borrowings	270,868	270,598	—	270,598	—
Long-term borrowings	11,580	11,573	—	11,573	—
Subordinated debentures	59,067	49,060	—	49,060	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

Excluded from the summary were financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2019	2018
ASSETS
Cash	$30,561	$32,367
Investment in subsidiary	509,149	464,885
Receivable from subsidiary	150	48
Other assets	19,290	15,458
Total assets	$559,150	$512,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$59,080	$59,067
Due to subsidiary	33	40
Other liabilities	26,622	17,826
Shareholders’ equity	473,415	435,825
Total liabilities and shareholders’ equity	$559,150	$512,758

STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Income
Dividend income from subsidiary	$36,900	$28,100	$16,800
Other income	1,128	283	145
Total operating income	38,028	28,383	16,945
Operating Expenses
Interest on borrowings	3,267	3,415	3,408
Fees to Bank	160	160	160
Other operating expenses	641	569	592
Total operating expenses	4,068	4,144	4,160
Income before equity in undistributed income of subsidiaries and income taxes	33,960	24,239	12,785
Equity in undistributed income of subsidiaries	22,580	27,971	17,405
Income before income taxes	56,540	52,210	30,190
Income tax benefit (expense)	663	861	(1,714)
Net Income	$57,203	$53,071	$28,476

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities
Net income	$57,203	$53,071	$28,476
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(22,579)	(27,971)	(17,405)
Increase in other assets	(2,935)	(1,772)	(1,962)
(Decrease) increase in due to subsidiaries	(109)	82	(20)
Increase (decrease) in other liabilities	4,298	(4,763)	3,721
Net cash provided by operating activities	35,878	18,647	12,810
Investing Activities
Proceeds from sale of investments	—	214	110
Net cash provided by investing activities	—	214	110
Financing Activities
Net proceeds from issuance of common stock	1,683	1,338	863
Common stock repurchases	(20,795)	(27)	—
Cash dividends paid on common stock	(18,572)	(17,170)	(14,323)
Net cash used in financing activities	(37,684)	(15,859)	(13,460)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,806)	3,002	(540)
Cash, cash equivalents and restricted cash at beginning of year	32,367	29,365	29,905
Cash, cash equivalents and restricted cash at end of year	$30,561	$32,367	$29,365

NOTE 23 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents a summary of the quarterly results of operations for the periods indicated:

	December 31,
	2019				2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$42,009	$42,437	$42,520	$41,552	$35,278	$37,089	$38,557	$40,453
Interest expense	10,114	10,864	10,597	9,313	6,376	7,608	8,134	8,866
Net interest income	31,895	31,573	31,923	32,239	28,902	29,481	30,423	31,587
Provision (credit) for credit losses	744	1,173	730	214	(497)	983	354	7
Non-interest income	9,389	10,037	10,739	11,948	8,804	9,501	10,392	9,479
Non-interest expense	22,783	23,958	23,748	24,814	22,304	22,895	23,166	23,580
Income before income tax expense	17,757	16,479	18,184	19,159	15,899	15,104	17,295	17,479
Income tax expense	3,484	3,275	3,696	3,921	3,079	2,887	3,238	3,502
Net income	$14,273	$13,204	$14,488	$15,238	$12,820	$12,217	$14,057	$13,977
Per common share:
Basic	$0.91	$0.85	$0.94	$1.00	$0.82	$0.78	$0.90	$0.90
Diluted	$0.91	$0.85	$0.94	$0.99	$0.82	$0.78	$0.90	$0.89

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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
March 11, 2020

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2019. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2019 was included within Item 1. Business — Information about our Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on April 28, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on April 28, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	140,171	$3.68	903,002
Equity compensation plans not approved by shareholders	—	—	—
Total	140,171	$3.68	903,002

(1)
Represents the 1.2 million shares available under the 2012 Equity and Incentive Plan less awards granted plus shares added back due to the forfeiture, cancellation or reacquisition by the Company for the settlement of an award to cover the exercise price or tax withholding under the current and previous plans.

Refer to Note 1, Business and Summary of Significant Accounting Policies, and Note 17 of the consolidated financial statements within Item 8. Financial Statements and Supplementary Data for further information related to the Company’s equity compensation plans.

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on April 28, 2020.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on April 28, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on April 28, 2020.

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

3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amendment to the Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on April 26, 2017).
3.3	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K/A filed with the Commission on December 23, 2016).
4.1*	Description of Camden National Corporation's Securities Registered under Section 12 of the Exchange Act.
10.1+	Camden National Corporation 2003 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 8, 2008).
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

10.8+
Third Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of April 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 27, 2018).

10.9+
Camden National Corporation Amended and Restated Management Stock Purchase Plan, dated as of February 26, 2019 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K filed with the Commission on March 13, 2019).

10.10+
Form of Restricted Stock Award Agreement under the Camden National Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed with the commission on March 13, 2019).

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

10.22+	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.23*+	Camden National Corporation Executive Annual Incentive Plan
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
10.26+
Camden National Corporation 2018-2020 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 27, 2018).

10.27+
Camden National Corporation 2019-2021 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 27, 2018).

Exhibit No.	Definition
11.1	Statement regarding computation of per share earnings (incorporated herein by reference to Note 20 to the Notes to Consolidated Financial Statements in this report.)
14	Camden National Corporation Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*	Filed herewith

**	Furnished herewith

+	Management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2020	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 11, 2020
Gregory A. Dufour
/s/ Deborah A. Jordan	Chief Operating Officer, Chief Financial Officer, and Principal Financial and Accounting Officer	March 11, 2020
Deborah A. Jordan
/s/ Lawrence J. Sterrs	Chair and Director	March 11, 2020
Lawrence J. Sterrs
/s/ Ann W. Bresnahan	Director	March 11, 2020
Ann W. Bresnahan
/s/ Craig N. Denekas	Director	March 11, 2020
Craig N. Denekas
/s/ David C. Flanagan	Director	March 11, 2020
David C. Flanagan
/s/ S. Catherine Longley	Director	March 11, 2020
S. Catherine Longley
/s/ Marie J. McCarthy	Director	March 11, 2020
Marie J. McCarthy
/s/ James H. Page	Director	March 11, 2020
James H. Page
/s/ Carl J. Soderberg	Director	March 11, 2020
Carl J. Soderberg
/s/ Robin A. Sawyer	Director	March 11, 2020
Robin A. Sawyer