Form 10-Q
period 2020-03-31
CAMDEN NATIONAL CORP
filed 2020-05-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 30, 2020:  Common stock (no par value) 14,954,765 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$32,477	$39,586
Interest-bearing deposits in other banks (including restricted cash)	21,732	36,050
Total cash, cash equivalents and restricted cash	54,209	75,636
Investments:
Available-for-sale securities, at fair value (book value of $931,876 and $913,978, respectively)	960,131	918,118
Held-to-maturity securities, at amortized cost (fair value of $1,358 and $1,359, respectively)	1,300	1,302
Other investments	15,056	13,649
Total investments	976,487	933,069
Loans held for sale, at fair value (book value of $28,356 and $11,915, respectively)	27,730	11,854
Loans	3,157,762	3,095,023
Less: allowance for loan losses	(26,521)	(25,171)
Net loans	3,131,241	3,069,852
Goodwill	94,697	94,697
Core deposit intangible assets	3,355	3,525
Bank-owned life insurance	93,033	92,344
Premises and equipment, net	41,131	41,836
Deferred tax assets	10,708	16,823
Other assets	161,948	89,885
Total assets	$4,594,539	$4,429,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$536,243	$552,590
Interest checking	1,147,653	1,153,203
Savings and money market	1,146,038	1,119,193
Certificates of deposit	545,013	521,752
Brokered deposits	188,758	191,005
Total deposits	3,563,705	3,537,743
Short-term borrowings	326,722	268,809
Long-term borrowings	35,000	10,000
Subordinated debentures	59,155	59,080
Accrued interest and other liabilities	117,277	80,474
Total liabilities	4,101,859	3,956,106
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,951,597 and 15,144,719 on March 31, 2020 and December 31, 2019, respectively	131,498	139,103
Retained earnings	349,141	340,580
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale debt securities, net of tax	22,180	3,250
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(6,802)	(6,048)
Net unrecognized loss on postretirement plans, net of tax	(3,337)	(3,470)
Total accumulated other comprehensive income (loss)	12,041	(6,268)
Total shareholders’ equity	492,680	473,415
Total liabilities and shareholders’ equity	$4,594,539	$4,429,521
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2020	2019
Interest Income
Interest and fees on loans	$34,045	$35,721
Taxable interest on investments	4,878	4,994
Nontaxable interest on investments	787	644
Dividend income	168	230
Other interest income	335	420
Total interest income	40,213	42,009
Interest Expense
Interest on deposits	6,662	8,423
Interest on borrowings	838	974
Interest on subordinated debentures	887	717
Total interest expense	8,387	10,114
Net interest income	31,826	31,895
Provision for credit losses	1,775	744
Net interest income after provision for credit losses	30,051	31,151
Non-Interest Income
Mortgage banking income, net	3,534	1,252
Debit card income	2,141	2,010
Service charges on deposit accounts	2,012	2,023
Income from fiduciary services	1,502	1,392
Bank-owned life insurance	689	594
Brokerage and insurance commissions	657	585
Customer loan swap fees	114	525
Other income	754	1,008
Total non-interest income	11,403	9,389
Non-Interest Expense
Salaries and employee benefits	14,327	12,978
Furniture, equipment and data processing	2,790	2,680
Net occupancy costs	2,003	1,914
Debit card expense	934	823
Consulting and professional fees	783	813
Amortization of core deposit intangible assets	170	176
Regulatory assessments	162	472
Other real estate owned and collection costs (recoveries), net	101	(307)
Other expenses	3,291	3,234
Total non-interest expense	24,561	22,783
Income before income tax expense	16,893	17,757
Income Tax Expense	3,400	3,484
Net Income	$13,493	$14,273
Per Share Data
Basic earnings per share	$0.89	$0.91
Diluted earnings per share	$0.89	$0.91
Weighted average number of common shares outstanding	15,103,176	15,592,141
Diluted weighted average number of common shares outstanding	15,147,218	15,634,126
Cash dividends declared per share	$0.33	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net Income	$13,493	$14,273
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities, net of tax	18,930	10,899
Net change in unrealized loss on cash flow hedging derivatives, net of tax	(754)	(831)
Net gain on postretirement plans, net of tax	133	48
Other comprehensive income	18,309	10,116
Comprehensive Income	$31,802	$24,389

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment upon adoption of ASU 2016-02(1)	—	—	254	—	254
Net income	—	—	14,273	—	14,273
Other comprehensive income, net of tax	—	—	—	10,116	10,116
Stock-based compensation expense	—	458	—	—	458
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	24,208	(215)	—	—	(215)
Common stock repurchased	(55,557)	(2,306)	—	—	(2,306)
Cash dividends declared ($0.30 per share)	—	—	(4,687)	—	(4,687)
Balance at March 31, 2019	15,560,565	$156,152	$311,870	$(14,304)	$453,718
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Net income	—	—	13,493	—	13,493
Other comprehensive income, net of tax	—	—	—	18,309	18,309
Stock-based compensation expense	—	421	—	—	421
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	23,909	(53)	—	—	(53)
Common stock repurchased	(217,031)	(7,973)	—	—	(7,973)
Cash dividends declared ($0.33 per share)	—	—	(4,932)	—	(4,932)
Balance at March 31, 2020	14,951,597	$131,498	$349,141	$12,041	$492,680

(1)	Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, on a modified-retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating Activities
Net Income	$13,493	$14,273
Adjustments to reconcile net income to net cash used in operating activities:
Originations of mortgage loans held for sale	(85,676)	(32,405)
Proceeds from the sale of mortgage loans	70,711	28,834
Gain on sale of mortgage loans, net of origination costs	(1,476)	(826)
Provision for credit losses	1,775	744
Depreciation and amortization expense	969	922
Investment securities amortization and accretion, net	742	660
Stock-based compensation expense	421	458
Amortization of intangible assets	170	176
Purchase accounting accretion, net	(244)	(477)
Increase in other assets	(34,101)	(10,710)
Increase (decrease) in other liabilities	221	(6,291)
Net cash used in operating activities	(32,995)	(4,642)
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	40,188	26,355
Purchase of available-for-sale securities	(58,826)	(26,749)
Net increase in loans	(62,982)	(16,734)
Purchase of Federal Home Loan Bank stock	(9,161)	(2,012)
Proceeds from sale of Federal Home Loan Bank stock	7,754	5,691
Purchase of premises and equipment	(1,284)	(1,583)
Recoveries of previously charged-off loans	68	75
Net cash used in investing activities	(84,243)	(14,957)
Financing Activities
Net increase in deposits	25,966	113,740
Net proceeds from (repayments of) borrowings less than 90 days	57,913	(14,687)
Proceeds from Federal Home Loan Bank long-term advances	25,000	—
Common stock repurchases	(7,973)	(1,957)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(53)	(215)
Cash dividends paid on common stock	(5,009)	(4,687)
Finance lease payments	(33)	(26)
Net cash provided by financing activities	95,811	92,168
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,427)	72,569
Cash, cash equivalents, and restricted cash at beginning of period	75,636	66,999
Cash, cash equivalents and restricted cash at end of period	$54,209	$139,568
Supplemental information
Interest paid	$8,555	$9,738
Income taxes paid	126	91
Unsettled common stock repurchase	—	349
Transfer from loans to other real estate owned	—	543

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2020 and December 31, 2019, the consolidated statements of income for the three months ended March 31, 2020 and 2019, the consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2020 and 2019, and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2020, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2020

The Company adopted and updated its accounting policy for the following accounting standard(s) that became effective January 1, 2020 and were applied to the Company's three months ended March 31, 2020 interim consolidated financial statements:

Goodwill. The Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), effective January 1, 2020. In accordance with ASU 2017-04, the Company will recognize an impairment of goodwill to the extent the carrying value of a reporting unit exceeds its fair value ("Step 1"). ASU 2017-04 eliminated the need to calculate the implied fair value of goodwill for a reporting unit and recognize an impairment to the extent the carrying value exceeded its implied fair value ("Step 2"). The Company adopted ASU 2017-04 prospectively. Upon adoption, ASU 2017-04 did not have a material impact on the Company's consolidated financial statements. Under the new accounting guidance the Company is more likely to record an impairment of goodwill, as there are now less requirements.

As described within the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the Company last evaluated goodwill for impairment as of November 30, 2019 and determined goodwill was not impaired. In light of the COVID-19 pandemic and its impact on global, national and local markets and economy, the Company assessed if a triggering event that would require an interim goodwill impairment assessment occurred as of March 31, 2020. Through its assessment, the Company determined that a triggering event had not occurred as of March 31, 2020. The Company will continue to monitor the impact and effects of the pandemic on its business and assess goodwill for impairment should a triggering event occur.

Accounting Standards Issued

The following are recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), updated by ASU No. 2018-19 - Financial Instruments - Credit Losses (Topic 326): Codification improvements to Topic 326 ("ASU 2018-19"), and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The FASB issued ASU 2016-13, commonly referred to as “CECL,” to require more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

On March 27, 2020, the Coronavirus, Relief, and Economic Security Act ("CARES Act") was signed into law in response to the COVID-19 pandemic. Under Section 4014 of the CARES Act, the Company is permitted to delay its compliance with CECL until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. The Company intends to delay the implementation of CECL until December 31, 2020, unless earlier implementation is required. The Company opted to delay its compliance with CECL so it could devote its resources to serve its customers impacted by the pandemic and support the roll-out of the various federal relief programs introduced by the CARES Act, such as the Paycheck Protection Program. When adopted, the Company will adopt CECL using a modified-retrospective approach as of January 1, 2020, which is the original effective date of the standard for the Company, and will record a cumulative-effect adjustment to retained earnings.

The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. CECL also applies to certain off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees and other similar investments. In addition, ASU 2016-13 made changes to the accounting for AFS debt securities, and a company will no longer immediately write-down a security for any impairment deemed to be a credit loss. Instead, a company will be required to present credit losses on AFS debt securities as an allowance on investments if it does not intend to sell the impaired security or it is not more-likely-than-not required to sell the impaired security before recovery of its amortized cost basis.

The Company assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation, and to identify new internal controls over enhanced accounting processes for estimating the allowance for credit losses (“ACL”). This included assessing the adequacy of existing loan and loss data, as well as assessing models for default and loss estimates. The Company is currently working to finalize its third party independent review of the Company's model, mechanics and certain key assumptions, internal CECL policy, and internal control framework.

The Company has completed the development of its process for estimation of the allowance for loan losses and off-balance sheet exposures. To estimate the allowance for loan losses, the Company will primarily utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. To estimate the off-balance sheet credit exposures, which are primarily unfunded loan commitments, the Company will apply certain assumptions, including, but not limited to, a funding assumption and expected loss rate.

The Company has performed parallel calculations as of December 31, 2019 and March 31, 2020 comparing the ALL calculated under current accounting guidance, commonly referred to as the “incurred model,” to the ACL calculated under CECL. Had CECL been adopted as of January 1, 2020, the Company estimates that its ACL would have increased $2.0 to $4.0 million over the ALL reported as of December 31, 2019, and increased $2.5 to $8.7 million over the ALL reported as of March 31, 2020.

In March 2020, the regulatory banking agencies issued an interim final rule that allows banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. As an alternative, banking institutions may elect to forego the provided relief under the interim final rule, and may use the regulatory capital transition rule issued by the regulatory banking agencies in February 2019 that provided a three-year phase in option, effective upon adoption of CECL. The Company is currently assessing its options at this time, and will make its election during the 2020 calendar quarter in which it adopts CECL.

NOTE 3 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM investments, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$123,893	$3,324	$(337)	$126,880
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	472,508	15,618	(77)	488,049
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	324,929	9,698	(12)	334,615
Subordinated corporate bonds	10,546	116	(75)	10,587
Total AFS investments	$931,876	$28,756	$(501)	$960,131
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,300	$58	$—	$1,358
Total HTM investments	$1,300	$58	$—	$1,358
December 31, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$115,632	$2,779	$(328)	$118,083
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	462,593	3,398	(2,605)	463,386
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,200	3,183	(2,478)	325,905
Subordinated corporate bonds	10,553	191	—	10,744
Total AFS investments	$913,978	$9,551	$(5,411)	$918,118
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,302	$57	$—	$1,359
Total HTM investments	$1,302	$57	$—	$1,359

The net unrealized gain on AFS investments reported within AOCI at March 31, 2020, was $22.2 million, net of a deferred tax liability of $6.1 million. The net unrealized gain on AFS investments reported within AOCI at December 31, 2019, was $3.3 million, net of a deferred tax liability of $890,000.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position that was considered temporary, by length of time that an individual security in each category has been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
AFS Investments:
Obligations of states and political subdivisions	168	$20,029	$(337)	$—	$—	$20,029	$(337)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	144	7,626	(34)	1,638	(43)	9,264	(77)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	86	5,180	(12)	—	—	5,180	(12)
Subordinated corporate bonds	8	4,925	(75)	—	—	4,925	(75)
Total AFS investments	406	$37,760	$(458)	$1,638	$(43)	$39,398	$(501)
December 31, 2019
AFS Investments:
Obligations of states and political subdivisions	11	$30,459	$(328)	$—	$—	$30,459	$(328)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	59	162,964	(1,850)	63,633	(755)	226,597	(2,605)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	35	66,549	(733)	68,614	(1,745)	135,163	(2,478)
Total AFS investments	105	$259,972	$(2,911)	$132,247	$(2,500)	$392,219	$(5,411)

At March 31, 2020 and December 31, 2019, unrealized losses within the AFS and HTM investment portfolios were reflective of current interest rates in excess of the yield received on debt investments, and were not indicative of an overall change in credit quality or other factors. At March 31, 2020 and December 31, 2019, gross unrealized losses on the Company's AFS and HTM investments were 1% of their respective fair values.

At March 31, 2020, the Company had the intent and ability to retain its debt investments in an unrealized loss position until the decline in value has recovered.

Sale of AFS Investments:
For the three months ended March 31, 2020 and 2019, the Company did not sell any AFS investments.

AFS and HTM Investments Pledged:
At March 31, 2020 and December 31, 2019, AFS and HTM investments with an amortized cost of $712.4 million and $709.0 million and estimated fair values of $735.3 million and $712.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at March 31, 2020, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$—	$—
Due after one year through five years	76,517	78,367
Due after five years through ten years	215,515	223,272
Due after ten years	639,844	658,492
Total	$931,876	$960,131
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	511	532
Due after five years through ten years	789	826
Due after ten years	—	—
Total	$1,300	$1,358

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
March 31, 2020
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	8,008	—	—	8,008
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$13,926	$1,130	$—	$15,056
December 31, 2019
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	6,601	—	—	6,601
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$12,519	$1,130	$—	$13,649

For the three months ended March 31, 2020 and 2019, the Company recognized an unrealized gain of $0 and $243,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income.

The Company did not record any OTTI on its FHLBB and FRB stock for the three months ended March 31, 2020 and 2019.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Residential real estate	$1,064,212	$1,070,374
Commercial real estate	1,299,860	1,243,397
Commercial	444,830	421,108
Home equity	306,226	312,779
Consumer	24,377	25,772
HPFC	18,257	21,593
Total loans	$3,157,762	$3,095,023

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Net unamortized fair value mark discount on acquired loans	$(2,346)	$(2,593)
Net unamortized loan origination costs	3,115	3,111
Total	$769	$518

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

The HPFC loan portfolio is an acquired loan portfolio. It consists of niche commercial lending to the small business medical field, including dentists, optometrists and veterinarians, across the U.S. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the success of the borrower's business. In 2016, the Company closed HPFC's operations and is no longer originating HPFC loans.

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At March 31, 2020 and December 31, 2019, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

The ALL is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the consolidated statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: (i) financial condition of borrowers; (ii) real estate market changes; (iii) state, regional, and national economic conditions, including consideration of the effect and impact of the COVID-19 pandemic; and (iv) a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs.

As discussed in Note 2, the Company did not adopt ASU 2016-04, commonly referred to as "CECL", in the first quarter of 2020. The Company's ALL, as presented, has been determined in accordance with its policies and procedures described within its Annual Report on Form 10-K for the year ended December 31, 2019. In light of the COVID-19 pandemic, the Company adjusted its economic qualitative factor ("Q-factor") to estimate the impact of the health crisis on its loan portfolio, based on information available as of March 31, 2020. The Q-factor adjustment resulted in an $800,000 increase in the ALL as of March 31, 2020. The Company will continue to adjust its economic Q-factor in coming quarters, as appropriate, as additional economic data becomes available and/or should the Company experience credit deterioration within its loan portfolio. There were no other significant changes to the Company's ALL methodology during the three months ended March 31, 2020.

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

HPFC. Prior to the Company's closing of HPFC's operations in 2016, it provided commercial lending to dentists, optometrists and veterinarians, many of which were start-up companies. HPFC's loan portfolio consists of term loan obligations extended for the purpose of financing working capital and/or purchase of equipment. Collateral consists of pledges of business assets including, but not limited to, accounts receivable, inventory, and/or equipment. These loans are primarily paid by the operating cash flow of the borrower.

The following presents the activity in the ALL and select loan information by portfolio segment for the periods indicated:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
At or For The Three Months Ended March 31, 2020
ALL for the three months ended:
Beginning balance	$5,842	$12,414	$3,769	$2,423	$507	$216	$25,171
Loans charged off	(96)	(50)	(253)	(34)	(57)	—	(490)
Recoveries	2	4	53	4	5	—	68
Provision (credit)(1)	149	1,006	545	87	18	(33)	1,772
Ending balance	$5,897	$13,374	$4,114	$2,480	$473	$183	$26,521
ALL balance attributable to loans:
Individually evaluated for impairment	$324	$34	$—	$89	$—	$—	$447
Collectively evaluated for impairment	5,573	13,340	4,114	2,391	473	183	26,074
Total ending ALL	$5,897	$13,374	$4,114	$2,480	$473	$183	$26,521
Loans:
Individually evaluated for impairment	$3,286	$400	$299	$370	$—	$—	$4,355
Collectively evaluated for impairment	1,060,926	1,299,460	444,531	305,856	24,377	18,257	3,153,407
Total ending loans balance	$1,064,212	$1,299,860	$444,830	$306,226	$24,377	$18,257	$3,157,762
At or For The Three Months Ended March 31, 2019
ALL for the three months ended:
Beginning balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans charged off	(11)	(65)	(236)	(10)	(14)	—	(336)
Recoveries	2	4	62	—	7	—	75
Provision (credit)(1)	91	245	170	241	32	(29)	750
Ending balance	$6,153	$11,838	$3,616	$3,027	$259	$308	$25,201
ALL balance attributable to loans:
Individually evaluated for impairment	$553	$27	$—	$347	$—	$—	$927
Collectively evaluated for impairment	5,600	11,811	3,616	2,680	259	308	24,274
Total ending ALL	$6,153	$11,838	$3,616	$3,027	$259	$308	$25,201
Loans:
Individually evaluated for impairment	$4,736	$410	$223	$895	$—	$—	$6,264
Collectively evaluated for impairment	1,012,706	1,258,064	390,759	323,074	20,733	30,842	3,036,178
Total ending loans balance	$1,017,442	$1,258,474	$390,982	$323,969	$20,733	$30,842	$3,042,442

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
At or For The Year Ended December 31, 2019
ALL:
Beginning balance	$6,071	$11,654	$3,620	$2,796	$234	$337	$24,712
Loans charged off	(462)	(300)	(1,167)	(412)	(301)	(71)	(2,713)
Recoveries	16	49	225	1	19	—	310
Provision (credit)(1)	217	1,011	1,091	38	555	(50)	2,862
Ending balance	$5,842	$12,414	$3,769	$2,423	$507	$216	$25,171
ALL balance attributable to loans:
Individually evaluated for impairment	$364	$30	$—	$69	$—	$—	$463
Collectively evaluated for impairment	5,478	12,384	3,769	2,354	507	216	24,708
Total ending ALL	$5,842	$12,414	$3,769	$2,423	$507	$216	$25,171
Loans:
Individually evaluated for impairment	$3,384	$402	$319	$373	$—	$—	$4,478
Collectively evaluated for impairment	1,066,990	1,242,995	420,789	312,406	25,772	21,593	3,090,545
Total ending loans balance	$1,070,374	$1,243,397	$421,108	$312,779	$25,772	$21,593	$3,095,023

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At March 31, 2020 and 2019, and December 31, 2019, the reserve for unfunded commitments was $24,000, $16,000 and $21,000, respectively.

The following reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31, 2019
(In thousands)	2020	2019
Provision for loan losses	$1,772	$750	$2,862
Change in reserve for unfunded commitments	3	(6)	(1)
Provision for credit losses	$1,775	$744	$2,861

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31, 2020, the Company's total exposure to the lessors of nonresidential buildings' industry was 13% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2020.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial	Home Equity	Consumer	HPFC	Total
March 31, 2020
Pass (Grades 1-6)	$1,057,552	$1,254,201	$439,638	$—	$—	$17,410	$2,768,801
Performing	—	—	—	304,131	24,372	—	328,503
Special Mention (Grade 7)	469	31,028	1,424	—	—	77	32,998
Substandard (Grade 8)	6,191	14,631	3,768	—	—	770	25,360
Non-performing	—	—	—	2,095	5	—	2,100
Total	$1,064,212	$1,299,860	$444,830	$306,226	$24,377	$18,257	$3,157,762
December 31, 2019
Pass (Grades 1-6)	$1,062,825	$1,196,683	$415,870	$—	$—	$20,667	$2,696,045
Performing	—	—	—	310,653	25,748	—	336,401
Special Mention (Grade 7)	473	31,753	2,544	—	—	89	34,859
Substandard (Grade 8)	7,076	14,961	2,694	—	—	837	25,568
Non-performing	—	—	—	2,126	24	—	2,150
Total	$1,070,374	$1,243,397	$421,108	$312,779	$25,772	$21,593	$3,095,023

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
March 31, 2020
Residential real estate	$1,778	$320	$2,445	$4,543	$1,059,669	$1,064,212	$—	$3,499
Commercial real estate	1,207	1,460	478	3,145	1,296,715	1,299,860	—	646
Commercial	1,315	388	602	2,305	442,525	444,830	—	748
Home equity	1,140	430	1,743	3,313	302,913	306,226	—	2,098
Consumer	58	31	5	94	24,283	24,377	—	4
HPFC	21	144	252	417	17,840	18,257	—	322
Total	$5,519	$2,773	$5,525	$13,817	$3,143,945	$3,157,762	$—	$7,317
December 31, 2019
Residential real estate	$2,297	$627	$2,598	$5,522	$1,064,852	$1,070,374	$—	$4,096
Commercial real estate	267	1,720	544	2,531	1,240,866	1,243,397	—	1,122
Commercial	548	—	417	965	420,143	421,108	—	420
Home equity	681	238	1,459	2,378	310,401	312,779	—	2,130
Consumer	108	31	23	162	25,610	25,772	—	24
HPFC	—	243	288	531	21,062	21,593	—	364
Total	$3,901	$2,859	$5,329	$12,089	$3,082,934	$3,095,023	$—	$8,156

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $79,000 and $109,000 for the three months ended March 31, 2020 and 2019, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Residential real estate	21	22	$2,692	$2,869	$324	$364
Commercial real estate	2	2	338	338	34	30
Commercial	2	2	118	123	—	—
Consumer and home equity	1	1	299	299	89	69
Total	26	27	$3,447	$3,629	$447	$463

At March 31, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $438,000, respectively. At December 31, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $636,000, respectively.

In response to the COVID-19 pandemic, the Company worked with businesses and consumers to provide temporary debt payment relief. The Company's payment relief program provided principal and/or interest payment deferrals of 30 to 180 days for businesses and 90 to 180 days for consumers. For loans modified due to the COVID-19 pandemic, the Company may apply the following accounting treatment in this order:

1.
Should a loan modification (i) meet the criteria set forth in Section 4013 of the CARES Act and (ii) the Company elects to apply, then the Company may account for the loan modification in accordance with Section 4013 of the CARES Act. Section 4013 of the CARES Act suspended TDR designation for loan modifications related to the COVID-19 pandemic. In order for the loan modification to qualify under Section 4013 of the CARES Act, the loan must not have been more than 30 days past due as of December 31, 2019. This guidance is applicable for loan modifications beginning on March 1, 2020 and ending on the earlier of (1) December 31, 2020, or (2) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 under the National Emergencies Act terminates.

2.
Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or (ii) the Company elects to not apply, but the loan modification (a) meets the criteria provided in the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)," issued by the banking agencies on April 7, 2020, and (b) the Company elects to apply this guidance, then the Company may account for the loan modification in accordance with the interagency guidance. Under this guidance, if the loan was no more than 30 days past due at the time the loan modification program was implemented, the modification was short-term in duration (generally, less than six months), and the modification was related to the COVID-19 pandemic, then it may be presumed that the borrower is not experiencing financial difficulty, and, therefore, that the modification does not qualify as a TDR.

3.
Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or the interagency guidance described above, or (ii) the Company elects not to apply the guidance, then the Company would assess the loan modification under its existing accounting policies (GAAP).

There were no loan modifications that qualify as TDRs that occurred for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Three Months Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020:
With an allowance recorded:
Residential real estate	$2,220	$2,220	$324	$2,307	$24
Commercial real estate	128	128	34	128	1
Commercial	—	—	—	—	—
Home equity	318	318	89	318	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	2,666	2,666	447	2,753	25
Without an allowance recorded:
Residential real estate	1,066	1,247	—	1,028	3
Commercial real estate	272	431	—	273	3
Commercial	299	665	—	309	2
Home equity	52	190	—	54	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending balance	1,689	2,533	—	1,664	8
Total impaired loans	$4,355	$5,199	$447	$4,417	$33
March 31, 2019:
With an allowance recorded:
Residential real estate	$3,454	$3,454	$553	$3,462	$30
Commercial real estate	131	131	27	131	1
Commercial	—	—	—	278	—
Home equity	828	828	347	573	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	4,413	4,413	927	4,444	31
Without an allowance recorded:
Residential real estate	1,282	1,406	—	1,286	10
Commercial real estate	279	455	—	539	3
Commercial	223	286	—	226	2
Home equity	67	265	—	96	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	1,851	2,412	—	2,147	15
Total impaired loans	$6,264	$6,825	$927	$6,591	$46

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With an allowance recorded:
Residential real estate	$2,395	$2,395	$364	$2,989	$110
Commercial real estate	128	128	30	130	11
Commercial	—	—	—	292	—
Home equity	318	318	69	522	—
Consumer	—	—	—	—	—
HPFC	—	—	—	—	—
Ending Balance	2,841	2,841	463	3,933	121
Without an allowance recorded:
Residential real estate	989	1,116	—	1,258	21
Commercial real estate	274	433	—	381	13
Commercial	319	685	—	238	7
Home equity	55	192	—	115	—
Consumer	—	—	—	1	—
HPFC	—	—	—	—	—
Ending Balance	1,637	2,426	—	1,993	41
Total impaired loans	$4,478	$5,267	$463	$5,926	$162

Loan Sales:
For the three months ended March 31, 2020 and 2019, the Company sold $69.2 million and $28.0 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.5 million and $826,000, respectively.

At March 31, 2020 and December 31, 2019, the Company had certain residential mortgage loans with a principal balance of $28.4 million and $11.9 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2020 and December 31, 2019, recorded an unrealized loss of $626,000 and $61,000, respectively. For the three months ended March 31, 2020 and 2019, the net change in unrealized losses (gains) on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income was $565,000 and ($4,000), respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2020 and December 31, 2019. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:
At March 31, 2020 and December 31, 2019, the Company had $1.4 million and $1.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process typically will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:
FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.4 billion at March 31, 2020 and December 31, 2019.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition for the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Short-Term Borrowings:
Customer repurchase agreements	$265,997	$237,984
FHLBB borrowings	50,000	25,000
Overnight borrowings	10,725	5,825
Total short-term borrowings	$326,722	$268,809
Long-Term Borrowings:
FHLBB borrowings	$35,000	$10,000
Total long-term borrowings	$35,000	$10,000

NOTE 6 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded within interest on borrowings on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as collateral for the repurchase obligations. Because the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transaction does not meet the criteria to be classified as a sale, and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement, the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$147,529	$118,969
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	116,852	117,654
Obligations of states and political subdivisions	1,616	1,361
Total	$265,997	$237,984

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

At March 31, 2020 and December 31, 2019, certain customers held CDs totaling $1.0 million, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

Certain counterparties monitor collateral, and may request additional collateral to be posted from time to time.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

(In thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$764,368	$734,649
Standby letters of credit	5,002	5,211
Total	$769,370	$739,860

The Company’s commitments to extend credit from its lending activities do not necessarily represent future cash requirements since certain of these instruments may expire without being funded and others may not be fully drawn upon. These commitments are subject to the Company’s credit approval process, including an evaluation of the customer’s creditworthiness and related collateral requirements. Commitments generally have fixed expiration dates or other termination clauses. Of the total commitments to extend credit, $272.5 million and $274.6 million were unconditionally cancellable by the Company at March 31, 2020 and December 31, 2019, respectively.

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, the Company may be unable to estimate reasonably possible losses with respect to every litigation matter it faces.

As of March 31, 2020 and December 31, 2019, the Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed.

NOTE 8 – DERIVATIVES AND HEDGING

The Company uses derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. The Company controls the credit risk associated with these derivative financial instruments through collateral, credit approvals and monitoring procedures.

Derivative financial instruments are carried at fair value on the consolidated statements of condition. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated as a hedge for accounting purposes, and, if so, the type of hedge it has been designated as. The changes in fair value of the Company's derivative instruments not designated as hedges are accounted for within the consolidated statements of income.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with each party for the dates indicated:

(In thousands, except number of positions)		March 31, 2020			December 31, 2019
	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	—	$—	$—	10	$45,243	$(514)
Receive fixed, pay variable	Other assets	85	408,545	45,220	75	366,351	17,756
Pay fixed, receive variable	(Accrued interest and other liabilities) / other assets	85	408,545	(45,220)	85	411,594	(17,242)
Total		170	$817,090	$—	170	$823,188	$—

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

The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Company's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their aggregate fair value and the Company's credit rating. The Company may also receive cash collateral for contracts in a net asset position as requested. At March 31, 2020 and December 31, 2019 the Company posted $46.2 million and $18.4 million, respectively, of cash to the counterparty as collateral on its customer loan swap contracts which was presented within other assets on the consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Fixed-Rate Mortgage Interest Rate Lock Commitments
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

		March 31, 2020		December 31, 2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$91,943	$2,241	$27,087	$480
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	36,538	(264)	2,519	(18)
Total		$128,481	$1,977	$29,606	$462

For the three months ended March 31, 2020 and 2019, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $1.5 million and $181,000, respectively.

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

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		March 31, 2020		December 31, 2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$26,786	$1,185	$10,846	$312
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	1,570	(30)	1,069	(15)
Total		$28,356	$1,155	$11,915	$297

For the three months ended March 31, 2020 and 2019, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $858,000 and $83,000, respectively.

Derivatives Designated as Hedges

Interest Rate Swap on Loans
In 2019, the Company entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable-rate loans. The Company has entered into a master netting arrangement with its institutional counterparty and settles payments monthly on a net basis.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset position based on their fair values, the counterparty will post collateral to the Company as requested. At March 31, 2020, the institutional counterparty posted $3.8 million of cash as collateral on its interest rate swaps on loans and borrowings, which was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2019, the counterparty posted $560,000 as collateral on its interest rate swap on loans. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the dates indicated were as follows:

(Dollars in thousands)					March 31, 2020		December 31, 2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$5,591	$100,000	$483

For the three months ended March 31, 2020, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments received from the institutional counterparty for the three months ended March 31, 2020 were $52,000, and were classified as cash flows from operating activities within the consolidated statements of cash flows.

Interest Rate Swaps on Borrowings
In March 2020, the Company entered into two $50.0 million interest rate swap arrangements with an institutional counterparty to mitigate interest rate risk. The Company has entered into a master netting arrangement with the institutional counterparty and settles payments on a net basis, monthly for the Federal Funds Effective Rate swap and quarterly for the 3-Month USD LIBOR swap.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset position based on their fair values, the counterparty will post collateral to the Company as requested. Collateral posted to the institutional counterparty or received is settled net with the interest rate swap on loans discussed above.

The details of the Company's interest rate swaps on borrowings for the dates indicated were as follows:

(Dollars in thousands)					March 31, 2020
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
3/2/2020	3/1/2023	Fed Funds Effective Rate	0.705%	Accrued interest and other liabilities	$50,000	$(853)
3/26/2020	3/26/2030	3-Month USD LIBOR	0.857%	Accrued interest and other liabilities	50,000	(762)
					$100,000	$(1,615)

For the three months ended March 31, 2020, the Company did not record any ineffectiveness within the consolidated statements of income.

Junior Subordinated Debt Interest Rate Swaps
The Company entered into five interest rate swap agreements with an institutional counterparty to manage interest rate risk associated with the Company's variable rate borrowings. The Company entered into a master netting arrangement with its institutional counterparty and settles payments quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their aggregate fair value and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their aggregate fair value, the institutional counterparty will post collateral to the Company as requested. At March 31, 2020 and December 31, 2019, the Company posted $13.3 million and $8.8 million, respectively, of cash as collateral to the institutional counterparty, which was presented within other assets on the consolidated statements of financial condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					March 31, 2020		December 31, 2019
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(396)	$10,000	$(299)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(3,494)	10,000	(2,318)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(3,686)	10,000	(2,384)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,993)	5,000	(1,279)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(3,073)	8,000	(1,907)
					$43,000	$(12,642)	$43,000	$(8,187)

For the three months ended March 31, 2020 and 2019, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the three months ended March 31, 2020 and 2019 were $240,000 and $152,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended March 31,
(In thousands)	2020	2019
Derivatives designated as cash flow hedges:
Effective portion of unrealized losses recognized within OCI during the period, net of tax	$(902)	$(925)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$240	$119
Net reclassification adjustment for effective portion of cash flow hedges included in interest income, gross	$(52)	$—

The Company expects approximately $577,000 to be reclassified from AOCI, related to the Company’s cash flow hedges, in the next 12 months, decreasing net interest income on the consolidated statements of income. This reclassification is due to anticipated payments that will be made on the swaps based upon the forward curve as of March 31, 2020.

NOTE 9 – BALANCE SHEET OFFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 6 for further discussion of repurchase agreements and Note 8 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$45,220	$—	$45,220	$—	$—	$45,220
Interest rate swap on loans(3)	5,591	—	5,591	—	(5,435)	156
Total	$50,811	$—	$50,811	$—	$(5,435)	$45,376
Derivative liabilities:
Customer loan swaps - dealer bank	$45,220	$—	$45,220	$—	$45,220	—
Junior subordinated debt interest rate swaps	12,642	—	12,642	—	12,642	—
Interest rate swaps on borrowings(3)	1,615	—	1,615	—	1,615	—
Total	$59,477	$—	$59,477	$—	$59,477	$—
Customer repurchase agreements	$265,997	$—	$265,997	$265,997	$—	$—
December 31, 2019
Derivative assets:
Customer loan swaps - commercial customer(2)	17,756	—	17,756	—	—	17,756
Interest rate swap on loans	483	—	483	—	(483)	—
Total	$18,239	$—	$18,239	$—	$(483)	$17,756
Derivative liabilities:
Customer loan swaps - dealer bank	$17,242	$—	$17,242	$—	$17,242	$—
Junior subordinated debt interest rate swaps	$8,187	$—	$8,187	$—	$8,187	$—
Customer loan swaps - commercial customer(2)	514	—	514	—	—	514
Total	$25,943	$—	$25,943	$—	$25,429	$514
Customer repurchase agreements	$237,984	$—	$237,984	$237,984	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2) The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices.

(3)	Interest rate swap contracts were completed with same dealer bank. The Company maintains a master netting arrangement and settles collateral requested or pledged on a net basis for all contracts.

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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses and to engage in share repurchases based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines, including the capital conservation buffer, at March 31, 2020 and December 31, 2019, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt correct action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2020, that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$458,376	13.81%	10.50%	N/A	$455,702	14.44%	10.50%	N/A
Tier 1 risk-based capital ratio	416,831	12.56%	8.50%	N/A	415,511	13.16%	8.50%	N/A
Common equity Tier 1 risk-based capital ratio	373,831	11.27%	7.00%	N/A	372,511	11.80%	7.00%	N/A
Tier 1 leverage capital ratio	416,831	9.53%	4.00%	N/A	415,511	9.55%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$432,673	13.08%	10.50%	10.00%	$423,540	13.45%	10.50%	10.00%
Tier 1 risk-based capital ratio	406,129	12.28%	8.50%	8.00%	398,349	12.65%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	406,129	12.28%	7.00%	6.50%	398,349	12.65%	7.00%	6.50%
Tier 1 leverage capital ratio	406,129	9.33%	4.00%	5.00%	398,349	9.19%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. At March 31, 2020 and December 31, 2019, $15.0 million of subordinated debentures were included as Tier 2 capital and were included in the calculation of the Company's total risk-based capital, and, at March 31, 2020 and December 31, 2019, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company. The Company's $15.0 million of subordinated debentures are subject to phase-out of 20% annually beginning on its six year anniversary, and 20% a year thereafter until it is fully phases out.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For The Three Months Ended March 31, 2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings gains	$24,115	$(5,185)	$18,930
Net unrealized gains	24,115	(5,185)	18,930
Cash Flow Hedges:
Net decrease in fair value	(1,149)	247	(902)
Less: effective portion reclassified into interest expense(1)	(240)	52	(188)
Less: effective portion reclassified into interest income(2)	52	(12)	40
Net decrease in fair value	(961)	207	(754)
Postretirement Plans:
Net actuarial gain	175	(37)	138
Less: Amortization of net prior service credits(3)	6	(1)	5
Net gain on postretirement plans	169	(36)	133
Other comprehensive income	$23,323	$(5,014)	$18,309

	For The Three Months Ended March 31, 2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings gains	$13,884	$(2,985)	$10,899
Net unrealized gains	13,884	(2,985)	10,899
Cash Flow Hedges:
Net decrease in fair value	(1,178)	253	(925)
Less: effective portion reclassified into interest expense(1)	(119)	25	(94)
Net decrease in fair value	(1,059)	228	(831)
Postretirement Plans:
Net actuarial gain	67	(14)	53
Less: Amortization of net prior service credits(3)	6	(1)	5
Net gain on postretirement plans	61	(13)	48
Other comprehensive income	$12,886	$(2,770)	$10,116

(1)	Reclassified into interest on borrowings and/or subordinated debentures on the consolidated statements of income.

(2)	Reclassified into interest and fees on loans on the consolidated statements of income.

(3)	Reclassified into compensation and related benefits and other expense on the consolidated statements of income.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2018	$(17,826)	$(4,437)	$(2,157)	$(24,420)
Other comprehensive income (loss) before reclassifications	10,899	(925)	53	10,027
Less: Amounts reclassified from AOCI	—	(94)	5	(89)
Other comprehensive income (loss)	10,899	(831)	48	10,116
Balance at March 31, 2019	$(6,927)	$(5,268)	$(2,109)	$(14,304)

Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	18,930	(902)	138	18,166
Less: Amounts reclassified from AOCI	—	(148)	5	(143)
Other comprehensive income (loss)	18,930	(754)	133	18,309
Balance at March 31, 2020	$22,180	$(6,802)	$(3,337)	$12,041

(1)	All amounts are net of tax.

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

		Three Months Ended March 31,
(In thousands)	Income Statement Line Item	2020	2019
Debit card interchange income	Debit card income	$2,141	$2,010
Services charges on deposit accounts	Service charges on deposit accounts	2,012	2,023
Fiduciary services income	Income from fiduciary services	1,502	1,392
Investment program income	Brokerage and insurance commissions	657	585
Other non-interest income	Other income	383	383
Total non-interest income within the scope of ASC 606		6,695	6,393
Total non-interest income not in scope of ASC 606		4,708	2,996
Total non-interest income		$11,403	$9,389

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.
The components of net periodic benefit cost for the periods ended March 31, 2020 and 2019, were as follows:

Supplemental Executive Retirement Plan:

(In thousands)		Three Months Ended March 31,
Net periodic pension cost	Income Statement Presentation	2020	2019
Service cost	Salaries and employee benefits	$116	$99
Interest cost	Other expenses	115	131
Recognized net actuarial loss	Other expenses	156	61
Total		$387	$291

Other Postretirement Benefit Plan:

(In thousands)		Three Months Ended March 31,
Net periodic postretirement benefit cost	Income Statement Presentation	2020	2019
Service cost	Salaries and employee benefits	$7	$12
Interest cost	Other expenses	31	37
Recognized net actuarial loss	Other expenses	19	6
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$51	$49

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2020	2019
Net income	$13,493	$14,273
Dividends and undistributed earnings allocated to participating securities(1)	(28)	(28)
Net income available to common shareholders	$13,465	$14,245
Weighted-average common shares outstanding for basic EPS	15,103,176	15,592,141
Dilutive effect of stock-based awards(2)	44,042	41,985
Weighted-average common and potential common shares for diluted EPS	15,147,218	15,634,126
Earnings per common share:
Basic EPS	$0.89	$0.91
Diluted EPS	$0.89	$0.91
Awards excluded from the calculation of diluted EPS(3):
Stock options	1,000	1,000

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the assumed dilutive effect of unexercised and/or unvested stock options, restricted shares, restricted share units and contingently issuable performance-based awards utilizing the treasury stock method.

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

NOTE 15 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Equity Securities: The fair value of equity securities in bank stock is reported utilizing market prices based on recent trading activity and dealer quotes. These equity securities are traded on inactive markets and are classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

The fair value of the Company's fixed-rate interest rate lock commitments were determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its loan pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed-rate interest rate lock commitments as Level 2, as the quoted secondary market prices are the more significant input, and, although the Company's internal pull-through rate estimate is a Level 3 estimate, it is less significant to the ultimate valuation.

The fair value of the Company's forward delivery commitments is determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed-rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2020
Financial assets:
Loans held for sale	$27,730	$—	$27,730	$—
AFS investments:
Obligations of states and political subdivisions	126,880	—	126,880	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	488,049	—	488,049	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	334,615	—	334,615	—
Subordinated corporate bonds	10,587	—	10,587	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	45,220	—	45,220	—
Interest rate swap on loans	5,591	—	5,591	—
Fixed-rate mortgage interest rate lock commitments	2,241	—	2,241	—
Forward delivery commitments	1,185	—	1,185	—
Financial liabilities:
Junior subordinated debt interest rate swaps	12,642	—	12,642	—
Customer loan swaps	45,220	—	45,220	—
Interest rate swap on borrowings	1,615	—	1,615	—
Fixed-rate mortgage interest rate lock commitments	264	—	264	—
Forward delivery commitments	30	—	30	—
December 31, 2019
Financial assets:
Loans held for sale	$11,854	$—	$11,854	$—
AFS investments:
Obligations of states and political subdivisions	118,083	—	118,083	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	463,386	—	463,386	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,905	—	325,905	—
Subordinated corporate bonds	10,744	—	10,744	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	17,756	—	17,756	—
Interest rate swap on loans	483	—	483	—
Fixed-rate mortgage interest rate lock commitments	480	—	480	—
Forward delivery commitments	312	—	312	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,187	—	8,187	—
Customer loan swaps	17,756	—	17,756	—
Fixed-rate mortgage interest rate lock commitments	18	—	18	—
Forward delivery commitments	15	—	15	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy. At March 31, 2020 and December 31, 2019, the mortgage servicing assets were not carried at fair value.

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

Goodwill and Core Deposit Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2020, for which management believes that it is more likely than not that goodwill is impaired. Refer to Note 2 for further discussion.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2020, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2020
Financial assets:
Collateral-dependent impaired loans	$110	$—	$—	$110
Non-financial assets:
OREO	94	—	—	94
December 31, 2019
Non-financial assets:
OREO	$94	$—	$—	$94

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
March 31, 2020
Collateral-dependent impaired loans:
Partially charged-off	$110	Market approach appraisal of collateral	Management adjustment of appraisal	0%	(0%)
			Estimated selling costs	10%	(10%)
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%	(18%)
			Estimated selling cost	13%	(13%)
December 31, 2019
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%	(18%)
			Estimated selling cost	13%	(13%)

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2020
Financial assets:
HTM securities	$1,300	$1,358	$—	$1,358	$—
Residential real estate loans(1)	1,058,315	1,070,839	—	—	1,070,839
Commercial real estate loans(1)	1,286,486	1,246,184	—	—	1,246,184
Commercial loans(1)(2)	458,790	455,364	—	—	455,364
Home equity loans(1)	303,746	292,371	—	—	292,371
Consumer loans(1)	23,904	22,034	—	—	22,034
Servicing assets	903	1,418	—	—	1,418
Financial liabilities:
Time deposits	$595,061	$598,911	$—	$598,911	$—
Short-term borrowings	326,722	326,678	—	326,678	—
Long-term borrowings	35,000	34,923	—	34,923	—
Subordinated debentures	59,155	44,327	—	44,327	—
December 31, 2019
Financial assets:
HTM securities	$1,302	$1,359	$—	$1,359	$—
Residential real estate loans(1)	1,064,532	1,066,544	—	—	1,066,544
Commercial real estate loans(1)	1,230,983	1,196,297	—	—	1,196,297
Commercial loans(1)(2)	438,716	431,892	—	—	431,892
Home equity loans(1)	310,356	293,565	—	—	293,565
Consumer loans(1)	25,265	23,355	—	—	23,355
Servicing assets	877	1,496	—	—	1,496
Financial liabilities:
Time deposits	$595,549	$594,881	$—	$594,881	$—
Short-term borrowings	268,809	268,631	—	268,631	—
Long-term borrowings	10,000	10,002	—	10,002	—
Subordinated debentures	59,080	50,171	—	50,171	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

Excluded from the summary were financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, global, national and local economies and financial markets have continued to be negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company is actively working through this unprecedented situation. The impact the pandemic may have on the Company’s consolidated financial statements is unknown at this time.

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

In addition, statements about the potential effects of the COVID-19 pandemic on the Company's businesses and results of operations and financial conditions may constitute forward-looking statements. Such statements may include, but are not limited to, statements concerning:

•	the continued effectiveness of our Pandemic Work Group;

•	the continuing ability of our employees to work remotely;

•	our continuing ability to staff our branches and keep our branches open;

•	the continuing strength of our capital and liquidity positions;

•	our continued ability to access sources of contingent liquidity;

•	the continuing strength of the asset quality in our lending portfolios; and

•	the potential effectiveness of relief measures and programs for customers affected by COVID-19.

These statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and the Company.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net income, as presented	$13,493	$14,273
Add: amortization of intangible assets, net of tax(1)	134	139
Net income, adjusted for amortization of intangible assets	$13,627	$14,412
Average equity, as presented	$480,174	$441,027
Less: average goodwill and other intangible assets	(98,143)	(98,838)
Average tangible equity	$382,031	$342,189
Return on average equity	11.30%	13.13%
Return on average tangible equity	14.35%	17.08%

(1)	Assumed a 21% tax rate.

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

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Non-interest expense, as presented	$24,561	$22,783
Net interest income, as presented	$31,826	$31,895
Add: effect of tax-exempt income(1)	280	244
Non-interest income, as presented	11,403	9,389
Adjusted net interest income plus non-interest income	$43,509	$41,528
Ratio of non-interest expense to total revenues(2)	56.82%	55.19%
Efficiency ratio	56.45%	54.86%

(1)	Assumed a 21% tax rate.

(2)	Revenue is the sum of net interest income and non-interest income.

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Net interest income, as presented	$31,826	$31,895
Add: effect of tax-exempt income(1)	280	244
Net interest income, tax equivalent	$32,106	$32,139

(1)	Assumed a 21% tax rate.

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

(In thousands, except number of shares, per share data and ratios)	March 31, 2020	December 31, 2019
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$492,680	$473,415
Less: goodwill and other intangible assets	(98,052)	(98,222)
Tangible shareholders’ equity	$394,628	$375,193
Shares outstanding at period end	14,951,597	15,144,719
Book value per share	$32.95	$31.26
Tangible book value per share	$26.39	$24.77
Tangible Common Equity Ratio:
Total assets	$4,594,539	$4,429,521
Less: goodwill and other intangible assets	(98,052)	(98,222)
Tangible assets	$4,496,487	$4,331,299
Common equity ratio	10.72%	10.69%
Tangible common equity ratio	8.78%	8.66%

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

(In thousands)	March 31, 2020	December 31, 2019
Total deposits	$3,563,705	$3,537,743
Less: certificates of deposit	(545,013)	(521,752)
Less: brokered deposits	(188,758)	(191,005)
Core deposits	$2,829,934	$2,824,986

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Total average deposits	$3,355,595	$3,087,121
Less: average certificates of deposit	(552,079)	(443,107)
Average core deposits	$2,803,516	$2,644,014

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

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of updates noted below. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, for discussion of the Company's critical accounting policies.

ALL. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law in response to the COVID-19 pandemic. Under Section 4014 of the CARES Act, we were permitted to delay our compliance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), commonly referred to as "CECL," until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. We opted to delay our compliance with CECL to devote our attention and resources to supporting our customers and communities during these unprecedented times. Upon the earlier of the termination of the national emergency or December 31, 2020, the Company will adopt CECL as of January 1, 2020, using a modified-retrospective method, and will record a one-time adjustment to shareholders' equity through retained earnings. Refer to Note 2 of the consolidated financial statements for discussion of our current status for CECL readiness and estimated one-time charge to shareholders' equity upon adoption.

Furthermore, because we opted to delay adoption of CECL as outlined above, we will be required to reassess our ALL and reserve for unfunded commitments recorded during interim periods in 2020 (including these interim consolidated financial statements for the three months ended March 31, 2020) and restate interim period financial statements to present such interim period financial statements in accordance with ASU 2016-13 upon adoption of CECL. This will require a restatement of interim period 2020 consolidated financial statements, including net income, EPS, and diluted EPS, upon adoption of CECL. Refer to Note 2 of the consolidated financial statements for discussion of our estimated impact to the allowance for credit losses in accordance with ASU 2016-13 as of March 31, 2020.

Goodwill Impairment. Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminated "Step 2" of the goodwill impairment test. As such, upon completion of our annual (or more frequent should a trigger event be identified) assessment of goodwill for impairment, if the book value of a reporting unit exceeds its fair value, an impairment charge will be recorded, which will reduce goodwill. The carrying value of goodwill may not be less than zero. Although ASU 2017-04 simplifies the goodwill impairment test, it increases the likelihood of impairment because it no longer requires a two-step analysis. Refer to Note 2 of the consolidated financial statements for further discussion.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.6 billion in assets at March 31, 2020, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

First Quarter 2020 Review. Global, national and local markets and economies are facing unprecedented challenges from the COVID-19 pandemic. The Company, with the full support of its Board of Directors, has taken certain actions (i) to provide for the safety and health of its employees, customers, and communities; (ii) to help ease the far-reaching financial hardships the pandemic presents to our employees and customers; and (iii) fortify the financial strength of the Company.

As the pandemic unfolded in March 2020, we initiated a Pandemic Work Group that was led by the Company's executive team and certain senior managers across various business lines. The Pandemic Work Group took immediate action, including, but not limited to:

•	Devised and executed a plan that shifted over half of our employees to work remotely;

•
Developed procedures and policies to provide for the safety of our employees and customers, which included transitioning our branch network to serve customers through our drive-up windows by eliminating lobby visits other than by appointment, and temporarily closing certain branches to maximize staffing resources and ensure contingency plans are in place;

•
Began providing premium pay to front-line employees that continue to provide essential banking services to our customers and communities, as well as announced that we would not have any layoffs as a result of the pandemic for a period of 90 days, and that we would reassess our position thereafter;

•	Developed temporary loan payment deferral programs to assist customers impacted by the pandemic; and

•	Oversaw the roll-out of the Small Business Administration ("SBA") Paycheck Protection Program issued by the federal government as part of its stimulus plan to respond to the pandemic.

Over the course of a few weeks, our strategic focus shifted from executing on long-terms plans and initiatives to drive earnings growth to capital preservation to further solidify our balance sheet as we enter uncertain times. Fortunately, we enter these challenging economic times after having record net income for 2019, solid operating results for the first quarter of 2020, and solid asset quality.

Operating Results. Net income for the three months ended March 31, 2020, was $13.5 million, a decrease of $780,000, or 5%, compared to the same period last year. Diluted EPS for the three months ended March 31, 2020, was $0.89, a decrease of $0.02, or 2%, compared to the same period last year.

Other key financial metrics over these periods include:

•	A return on average assets for the three months ended March 31, 2020, of 1.21%, compared to 1.33% for the same period last year;

•	A return on average equity for the three months ended March 31, 2020, of 11.30%, compared to 13.13% for the same period last year; and

•	A return on average tangible equity (non-GAAP) for the three months ended March 31, 2020, of 14.35%, compared to 17.08% for the same period last year.

Asset Quality. As of March 31, 2020, non-performing assets were 0.23% of total assets and past due loans were 0.24% of total loans. In comparison, at December 31, 2019, non-performing assets were 0.25% of total assets and past due loans were 0.17% of total loans. At March 31, 2020, the ALL was 0.84% of total loans and 257% of non-performing loans.

In March 2020, we offered temporary debt relief to customers affected by the COVID-19 pandemic. Generally, the terms of the internal temporary debt relief program provided customers with up to 180 days of payment deferral. As of April 22, 2020, we had approved for deferral 1,732 loans totaling $547.7 million of loans, or 17% of the Company's loan portfolio at March 31, 2020.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act provided certain companies with optional temporary relief from applying the current expected credit losses model, commonly referred to as "CECL." We chose to delay the implementation of CECL under the terms of the CARES Act. As such, the reported allowance for credit losses and related provision expense for the first quarter of 2020 was accounted for under the incurred loss model. Refer to "– Critical Accounting Policies" and Note 2 of the consolidated financial statements for further discussion of CECL.

The provision for credit losses for the three months ended March 31 2020, was $1.8 million, an increase of $1.0 million over the same period last year. The increase reflects our initial estimate of the impact of the pandemic as of March 31, 2020, based on known information at that time.

Capital Position. Our capital strategy shifted during the first quarter of 2020 as the COVID-19 pandemic spread and growing uncertainty as to its impact on the global, national and local economies mounted. Through early-March 2020, we repurchased 217,031 shares of the Company's common stock at a cost of $8.0 million. In mid-March 2020, we suspended repurchasing shares of our common stock.

The Company enters this period of economic uncertainty well-positioned from a capital perspective. At March 31, 2020, the Company's capital position was well in excess of regulatory requirements, including a total risk-based capital ratio of 13.81%, a tier 1 risk-based capital ratio of 12.56%, common equity tier 1 risk-based capital ratio of 11.27%, and a tier 1 leverage ratio of 9.53%. Additionally, at March 31, 2020, the Company's common equity ratio was 10.72% and tangible common equity ratio (non-GAAP) was 8.78%.

In March 2020, the Company announced a cash dividend to shareholders of $0.33 per share, an increase of 10% compared to a year ago. The cash dividend is payable to shareholders of record as of April 15, 2020, and shareholders will begin receiving payments on April 30, 2020. As of March 31, 2020, the Company's annualized dividend yield was 4.20%, based on Camden National's closing share price of $31.45 on March 31, 2020, as reported by NASDAQ.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue. For the three months ended March 31, 2020 and 2019, net interest income accounted for 74% and 77%, respectively, of total revenues. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest income on a fully-taxable equivalent basis for the three months ended March 31, 2020, was $32.1 million, a decrease of $33,000 over the same period last year. The decrease was due to net interest margin1 compression of ten basis points between periods to 3.08% for the first quarter of 2020, but was partially offset by average interest-earning asset growth between periods of $103.4 million, or 3%, to $4.1 billion for the first quarter of 2020.

•
Interest income on a fully-taxable equivalent basis. Interest income on a fully-taxable equivalent basis for the three months ended March 31, 2020, decreased $1.8 million, or 4%, to $40.5 million, compared to the same period last year. The decrease was driven by a decrease in interest-earning asset yield of 30 basis points between periods to 3.90% for the first quarter of 2020, as loan yields decreased 38 basis points between periods, which was reflective of the change in interest rate environment. The average 10-year U.S. Treasury interest rate for the first quarter of 2020 was 1.37%, compared to 2.65% for the first quarter of 2019.

•
Interest expense. Interest expense for the three months ended March 31, 2020, decreased $1.7 million, or 17%, to $8.4 million, compared to the same period last year. The decrease was due to a decrease in cost of funds of 21 basis points between periods to 0.86% for the first quarter of 2020. Cost of funds decreased between periods primarily due to: (i) strong average deposit growth of $268.5 million, or 9%, between periods, which drove a decrease in borrowings of $185.2 million, or 25%, and enabled the Company to fund asset growth with lower cost funding; and (ii) the Federal Funds rate was cut twice in the first quarter of 2020 dropping the rate to 0.25% at March 31, 2020, compared to 2.50% at March 31, 2019.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

______________________________________________________________________________________________________

1	Net interest margin on a fully-taxable equivalent basis is calculated as net interest income on a full-taxable equivalent basis as a percentage of average interest-earning assets.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$66,180	$207	1.24%	$29,985	$197	2.63%
Investments - taxable	809,041	5,174	2.56%	851,516	5,447	2.56%
Investments - nontaxable(1)	117,537	996	3.39%	94,710	815	3.44%
Loans(2):
Residential real estate	1,078,836	11,292	4.19%	1,008,285	10,838	4.30%
Commercial real estate	1,273,538	13,646	4.24%	1,281,501	15,169	4.73%
Commercial(1)	416,527	4,435	4.21%	369,832	4,344	4.70%
Municipal(1)	16,990	155	3.67%	15,333	136	3.60%
Consumer and home equity	334,771	4,186	5.03%	347,052	4,671	5.46%
HPFC	20,336	402	7.83%	32,171	636	7.91%
Total loans	3,140,998	34,116	4.32%	3,054,174	35,794	4.70%
Total interest-earning assets	4,133,756	40,493	3.90%	4,030,385	42,253	4.20%
Cash and due from banks	42,869			40,362
Other assets	336,819			292,482
Less: ALL	(25,252)			(24,780)
Total assets	$4,488,192			$4,338,449
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$529,501	$—	—%	$490,382	$—	—%
Interest checking	1,146,783	1,987	0.70%	1,085,301	2,622	0.98%
Savings	476,849	86	0.07%	485,646	95	0.08%
Money market	650,383	1,586	0.98%	582,685	1,740	1.21%
Certificates of deposit	552,079	2,209	1.61%	443,107	1,465	1.34%
Total deposits	3,355,595	5,868	0.70%	3,087,121	5,922	0.78%
Borrowings:
Brokered deposits	208,084	794	1.54%	405,837	2,501	2.50%
Customer repurchase agreements	236,351	633	1.08%	238,499	729	1.24%
Subordinated debentures	59,119	887	6.04%	59,007	717	4.93%
Other borrowings	59,257	205	1.39%	44,711	245	2.22%
Total borrowings	562,811	2,519	1.80%	748,054	4,192	2.27%
Total funding liabilities	3,918,406	8,387	0.86%	3,835,175	10,114	1.07%
Other liabilities	89,612			62,247
Shareholders' equity	480,174			441,027
Total liabilities & shareholders' equity	$4,488,192			$4,338,449
Net interest income (fully-taxable equivalent)		32,106			32,139
Less: fully-taxable equivalent adjustment		(280)			(244)
Net interest income		$31,826			$31,895
Net interest rate spread (fully-taxable equivalent)			3.04%			3.13%
Net interest margin (fully-taxable equivalent)			3.08%			3.18%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.06%			3.14%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended March 31, 2020 and 2019, totaling $283,000 and $390,000, respectively.

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

	For The Three Months Ended March 31, 2020 vs. March 31, 2019
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate(1)
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$238	$(228)	$10
Investments – taxable	(272)	(1)	(273)
Investments – nontaxable	196	(15)	181
Residential real estate	758	(304)	454
Commercial real estate	(94)	(1,429)	(1,523)
Commercial	549	(458)	91
Municipal	15	4	19
Consumer and home equity	(165)	(320)	(485)
HPFC	(234)	—	(234)
Total interest income	991	(2,751)	(1,760)
Interest-bearing liabilities:
Interest checking	149	(784)	(635)
Savings	(2)	(7)	(9)
Money market	202	(356)	(154)
Certificates of deposit	360	384	744
Brokered deposits	(1,219)	(488)	(1,707)
Customer repurchase agreements	(7)	(89)	(96)
Subordinated debentures	1	169	170
Other borrowings	80	(120)	(40)
Total interest expense	(436)	(1,291)	(1,727)
Net interest income (fully-taxable equivalent)	$1,427	$(1,460)	$(33)

(1)
Presented within increase (decrease) due to rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was a decrease in net interest income on a fully-taxable equivalent basis of $107,000 due to a decrease in fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans.

Provision for Credit Losses
As further described in "– Critical Accounting Policies" and Note 2 of the consolidated financial statements, the Company opted to delay implementation of ASU 2016-13, commonly referred to as "CECL," under the terms provided for within the CARES Act, signed into law in March 2020. The Company will be required to adopt CECL upon the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. As such, the Company determined its first quarter 2020 provision for credit losses using the policies and procedures described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The provision for credit losses consists of the provision for loan losses and the provision for unfunded commitments.

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

For the three months ended March 31, 2020, the provision for loan losses was $1.8 million, an increase of $1.0 million, or 136%, over the same period last year. The increase in the provision for loan losses was primarily due to an increase of $800,000 for a qualitative factor adjustment under the incurred model for consideration of the COVID-19 pandemic, based on information known and available as of March 31, 2020. As of March 31, 2020, the Company had not experienced any deteriorating asset quality trends. We, however, expect that credit strain within our loan portfolio is probable given the impact the COVID-19 pandemic has had, and is anticipated to continue to have, on the economy. Refer to "—Financial Condition—Asset Quality" for further discussion and details of temporary debt relief program provided to loan customers.

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

Please refer to "—Financial Condition—Asset Quality" below for additional discussion regarding the ALL and overall asset quality.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Mortgage banking income, net(1)	$3,534	$1,252	$2,282	182%
Debit card income	2,141	2,010	131	7%
Service charges on deposit accounts	2,012	2,023	(11)	(1)%
Income from fiduciary services	1,502	1,392	110	8%
Bank-owned life insurance	689	594	95	16%
Brokerage and insurance commissions	657	585	72	12%
Customer loan swap fees(2)	114	525	(411)	(78)%
Other income(3)	754	1,008	(254)	(25)%
Total non-interest income	$11,403	$9,389	$2,014	21%
Non-interest income as a percentage of total revenues	26%	23%
(1) Mortgage banking income, net: The increase for the three months ended March 31, 2020, compared to the same period last year, was driven by higher residential mortgage sales and pipeline activity in the first quarter of 2020 due to a sharp decrease in interest rates. In the first quarter of 2020, the Company sold $69.2 million of residential mortgage loans, compared to $28.0 million in the first quarter of 2019, and the unrealized gain on mortgage banking activity was $1.5 million higher in the first quarter of 2020, compared to the same period last year.

(2)	Customer loan swap fees: The decrease for the three months ended March 31, 2020, compared to the same period last year, due to a decrease in volume.
(3) Other income: The decrease for the three months ended March 31, 2020, compared to the same period last year, was due to the recognition of an unrealized gain of $242,000 in the first quarter of 2019 on its bank equity securities.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Salaries and employee benefits(1)	$14,327	$12,978	$1,349	10%
Furniture, equipment and data processing	2,790	2,680	110	4%
Net occupancy costs	2,003	1,914	89	5%
Debit card expense	934	823	111	13%
Consulting and professional fees	783	813	(30)	(4)%
Amortization of intangible assets	170	176	(6)	(3)%
Regulatory assessments(2)	162	472	(310)	(66)%
Other real estate owned and collection costs (recoveries), net(3)	101	(307)	408	(133)%
Other expenses	3,291	3,234	57	2%
Total non-interest expense	$24,561	$22,783	$1,778	8%
GAAP efficiency ratio	56.82%	55.19%
Non-GAAP efficiency ratio	56.45%	54.86%
(1) Salaries and employee benefits: The increase for the three months ended March 31, 2020, compared to the same period last year, was primarily driven by normal merit increases, an increase in the number of employees, and higher incentive accruals.

(2)
Regulatory assessments: The decrease for the three months ended March 31, 2020 compared to the same period last year, was driven by the receipt during the first quarter of 2020 of a Small Bank Assessment Credit from the FDIC for the Company's fourth quarter assessment period, as the FDIC Deposit Insurance Fund ("DIF") reserve ratio exceeded its regulatory limit. It is anticipated that the Company will receive its final credit in the second quarter of 2020, should the FDIC continue to meet and exceed its required DIF reserve ratio.

(3) Other real estate owned and collection costs (recoveries), net: The increase for the three months ended March 31, 2020, compared to the same period last year, was driven by reimbursement of $378,000 in the first quarter of 2019 for related legal costs.

FINANCIAL CONDITION

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities we have designated as AFS, debt securities we have designated as HTM, and common stock of the FHLBB, FRB and certain banks. Investments increased $43.4 million, or 5%, at March 31, 2020 as compared to December 31, 2019. The following is the activity in our investment portfolio:

•	The purchase of $58.8 million of investments in the first three months of 2020 with a weighted-average life of 6.1 years;

•
A net increase in the fair value of the AFS debt securities portfolio of $24.1 million driven by the change in general market conditions, specifically a decrease in long-term interest rates at March 31, 2020, compared to December 31, 2019;

•	Partially offset by paydowns and calls of $40.2 million.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2020 and December 31, 2019, our investment in FHLBB stock totaled $8.0 million and $6.6 million, respectively, and our investment in FRB stock was $5.4 million at each date.

As further described in "– Critical Accounting Policies" and Note 2 of the consolidated financial statements, the Company opted to delay implementation of ASU 2016-13, commonly referred to as "CECL," under the terms provided for within the CARES Act, signed into law in March 2020. The Company will be required to adopt CECL upon the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. As such, the Company assessed its investments for OTTI using the policies and procedures described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company monitors its investments for the presence of OTTI. For debt securities, which made up 99% of our investment portfolio at March 31, 2020, the primary consideration in determining OTTI impairment is whether or not the Bank expects to collect all contractual cash flows. There was no OTTI recorded on investments as of March 31, 2020 or December 31, 2019.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at March 31, 2020, compared to December 31, 2019, remains relatively unchanged and well positioned to provide a stable source of cash flow. At March 31, 2020 and December 31, 2019, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.4 and 4.7 years, respectively. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against a lower rate environment.

Loans
The Company provides loans primarily to customers located within our geographic market area. Our primary markets continues to be in Maine, making up 75% and 76% of the loan portfolio as of March 31, 2020 and December 31, 2019, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 6%, respectively, of our total loan portfolio as of March 31, 2020 and December 31, 2019. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and on-line residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

	March 31, 2020	December 31, 2019	Change
(Dollars in thousands)			($)	(%)
Residential real estate	$1,064,212	$1,070,374	$(6,162)	(1)%
Commercial real estate	1,299,860	1,243,397	56,463	5%
Commercial	444,830	421,108	23,722	6%
Consumer and home equity	330,603	338,551	(7,948)	(2)%
HPFC	18,257	21,593	(3,336)	(15)%
Total loans	$3,157,762	$3,095,023	$62,739	2%
Commercial Loan Portfolio	$1,762,947	$1,686,098	$76,849	5%
Retail Loan Portfolio	$1,394,815	$1,408,925	$(14,110)	(1)%
Commercial Portfolio Mix	56%	54%
Retail Portfolio Mix	44%	46%

Beginning in April 2020, the Company started funding SBA Paycheck Protection Program loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. As of April 22, 2020, the Company had approved 1,649 loans with total balances of $197.4 million for funding. Loans made under the SBA Paycheck Protection Program are two-year loans, fully guaranteed by the SBA, and have a fixed rate of 1.0%. For originating the loans, the Company will receive a fee, to be paid by the SBA, based on a tiered structure that is dependent on each individual loan size. These fees are to be capitalized as origination fees and earned over the life of the loan in accordance with the Company's policy.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans:
Residential real estate	$3,499	$4,096
Commercial real estate	646	1,122
Commercial	748	420
Consumer and home equity	2,102	2,154
HPFC	322	364
Total non-accrual loans	7,317	8,156
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	3,008	2,993
Total non-performing loans	10,325	11,149
Other real estate owned	94	94
Total non-performing assets	$10,419	$11,243
Non-accrual loans to total loans	0.23%	0.26%
Non-performing loans to total loans	0.33%	0.36%
ALL to non-performing loans	256.86%	225.77%
Non-performing assets to total assets	0.23%	0.25%
ALL to non-performing assets	254.54%	223.88%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2020, potential problem loans amounted to $2.8 million, or 0.09% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the date indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Accruing loans 30-89 days past due:
Residential real estate	$1,781	$2,227
Commercial real estate	2,641	1,582
Commercial	1,560	548
Consumer and home equity	1,379	750
HPFC	165	243
Total	$7,526	$5,350
Accruing loans 30-89 days past due to total loans	0.24%	0.17%

COVID-19 Loan Modifications. In response to the COVID-19 pandemic, the Company worked with businesses and consumers to provide temporary debt payment relief. The Company's payment relief program provided principal and/or interest payment deferrals of 30 to 180 days for businesses and 90 to 180 days for consumers. Refer to Note 4 of the consolidated financial statements for the Company's accounting treatment for loans modified due to the COVID-19 pandemic.

As of April 22, 2020, the Company had modified the following loans, of which none were deemed to be a TDR:

(Dollars in thousands)	Units	Recorded Investment	Percent of Total Loans at March 31, 2020
Business	1,072	$435,615	14%
Consumer	660	112,040	3%
Total	1,732	$547,655	17%

As these loans are performing loans, the Company will continue to accrue interest and recognize interest income in accordance with the Company's policies.

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2019
(Dollars in thousands)	2020	2019
ALL at the beginning of the period	$25,171	$24,712	$24,712
Provision for loan losses	1,772	750	2,862
Charge-offs:
Residential real estate	96	11	462
Commercial real estate	50	65	300
Commercial	253	236	1,167
Consumer and home equity	91	24	713
HPFC	—	—	71
Total charge-offs	490	336	2,713
Recoveries:
Residential real estate	2	2	16
Commercial real estate	4	4	49
Commercial	53	62	225
Consumer and home equity	9	7	20
HPFC	—	—	—
Total recoveries	68	75	310
Net charge-offs	422	261	2,403
ALL at the end of the period	$26,521	$25,201	$25,171
Components of allowance for credit losses:
Allowance for loan losses	$26,521	$25,201	$25,171
Liability for unfunded credit commitments	24	16	21
Balance of allowance for credit losses at end of the period	$26,545	$25,217	$25,192
Net charge-offs (annualized) to average loans	0.05%	0.03%	0.08%
Provision for loan losses (annualized) to average loans	0.23%	0.10%	0.09%
ALL to total loans	0.84%	0.83%	0.81%
ALL to net charge-offs (annualized)	1,571.15%	2,413.89%	1,047.48%

The determination of an appropriate level of ALL, and subsequent provision for loan losses which affects earnings, is based on our analysis of various economic factors, which included consideration of the COVID-19 pandemic, and review of the loan portfolio. During our analysis and review, many factors are considered including, but not limited to, loan growth, payoffs of lower quality loans, recoveries on previously charged-off loans, known changes in the financial condition of the borrowers, risk rating downgrades/upgrades and charge-offs. We utilize a comprehensive approach toward determining the ALL, which includes an expanded risk rating system to assist us in identifying the risks being undertaken.

We believe the ALL of $26.5 million, or 0.84% of total loans and 256.86% of total non-performing loans, at March 31, 2020 was appropriate given the current economic conditions in our service area, which included consideration of the COVID-19 pandemic and its impact on our customers, local economies and markets, and the condition of the loan portfolio. Based on information available as of March 31, 2020, the ALL was increased by $800,000, with a corresponding charge to provision for loan losses, as we considered the impact of the COVID-19 pandemic within our qualitative factors. The impact of the COVID-19 pandemic on a global, national and/or local economy is uncertain at this time, though we expect it will likely result in overall credit quality deterioration, particularly within certain industries more susceptible to the impact of COVID-19, which we believe to include lodging, senior living and care facilities, restaurants, and travel and recreation, which made up 13% of total loans as of March 31, 2020. Should credit quality, or factors known to affect credit quality, deteriorate in future periods and/or the Company experience elevated net charge-offs, we would anticipate a corresponding increase in the ALL and provision for loan losses.

Goodwill
We evaluated the Company's goodwill for impairment as of November 30, 2019 and determined goodwill was not impaired. In light of the COVID-19 pandemic and its impact on global, national and local markets and economy, we assessed if a triggering event occurred as of March 31, 2020, that would require an interim goodwill impairment assessment. Through our assessment, we determined that a triggering event had not occurred. We will continue to monitor the impact and effects of the COVID-19 pandemic on the Company's business and operations, including its economies and markets. We will assess goodwill for impairment should a triggering event occur.

Liabilities and Shareholders’ Equity.
Deposits. Total deposits increased $26.0 million, or 1%, since December 31, 2019, to $3.6 billion at March 31, 2020. In the first quarter of 2020, savings and money market deposits grew 2% and certificates of deposit grew 4%, while checking account and brokered deposits each decreased 1%. The decrease in checking account balances was primarily driven by certain large depositors' balances reducing interest checking balances by $20.7 million. The Company did not see its normal core deposit outflows in the first quarter of 2020, likely due to changes in customer behavior due to the COVID-19 pandemic.

Borrowings. Total borrowings increased $83.0 million, or 25%, since December 31, 2019, to $420.9 million at March 31, 2020. In the first quarter of 2020, we entered into two FHLBB term borrowings: (i) $25.0 million at a fixed rate of 0.98% for five years; and (ii) $50.0 million at a fixed rate of 0.34% for 90 days. We took certain actions in the first quarter of 2020 to ladder in long-term funding at fixed rates below 1.00% for future ALM and interest rate risk planning.

Additionally, we entered into two interest rate swaps to lock in $50.0 million of three-year funding at 0.71% and $50.0 million of ten-year funding at 0.86%. Each interest rate swap was designated as a cash flow hedge for accounting purposes. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments" and Note 8 of the consolidated financial statements for further discussion.

A $10.0 million FHLBB borrowing at a rate of 1.87% matured in April 2020.

Shareholders' Equity. In January 2020, the Company's Board of Directors authorized the purchase of up to 750,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2019. In the first quarter of 2020, we repurchased 217,031 shares of the Company's common stock at a weighted average price of $36.74 per share, before suspending our repurchase program on March 20, 2020, as our strategy shifted from earnings generation to capital preservation during the COVID-19 pandemic.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2019
	2020	2019
Financial Ratios
Average equity to average assets	10.70%	10.17%	10.43%
Common equity ratio	10.72%	10.26%	10.69%
Tangible common equity ratio(1)	8.78%	8.21%	8.66%
Dividend payout ratio	37.08%	32.97%	33.24%
Per Share Data
Book value per share	$32.95	$29.16	$31.26
Tangible book value per share(1)	26.39	22.81	24.77
Dividends declared per share	0.33	0.30	1.23
(1) Please refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2020 and December 31, 2019, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2020, average deposits (excluding brokered deposits) of $3.4 billion increased $268.5 million, or 9%, compared to the same period last year. Average core deposits (non-GAAP) of $2.8 billion for the three months ended March 31, 2020, increased $159.5 million, or 6%, compared to the same period a year ago. Included within our average money market deposits for the three months ended March 31, 2020 and 2019, were $75.6 million and $69.2 million, respectively, of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2020, average total borrowings (including brokered deposits) decreased $185.2 million, or 25%, to $562.8 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $64.5 million as of March 31, 2020. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 18, 2020.

We believe our investment portfolio and residential loan portfolio provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also believe that we have additional untapped access to the brokered deposit market, the wholesale reverse repurchase transaction market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. We believe that our current level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the national brokered deposit and wholesale repurchase markets, whether as a result of the COVID-19 pandemic or otherwise, could significantly impact our liquidity position.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $492.7 million and $473.4 million at March 31, 2020 and December 31, 2019, respectively, which amounted to 11% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the three months ended March 31, 2020.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $4.9 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2020 and 2019, the Bank declared dividends payable to the Company in the amount of $6.9 million and $7.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2020 and December 31, 2019, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Hedge Instruments. From time to time, we may enter into derivative instruments as partial hedges against large fluctuations in interest rates. We may also enter into fixed-rate interest rate swaps and floor instruments to partially hedge against potentially lower yields on the variable prime rate loan category in a declining rate environment. If interest rates were to decline, resulting in reduced income on the adjustable rate loans, there would be an increased income flow from the interest rate swap and floor instrument. We may also enter into interest rate swaps and cap instruments to partially hedge against increases in short-term borrowing rates. If interest rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the interest rate swaps and cap instruments. These financial instruments are factored into our overall interest rate risk position. We regularly review the credit quality of the counterparty from which the instruments have been purchased.

Refer to Notes 7 and 8 of the consolidated financial statements for additional details.

At March 31, 2020, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$764,368	$345,062	$70,854	$20,944	$327,508
Standby letters of credit	5,002	2,161	1,819	—	1,022
Customer loan swaps - notional value	817,090	—	76,901	75,578	664,611
Interest rate swap on loans - notional value	100,000	—	—	100,000	—
Interest rate swaps on borrowings - notional value	100,000	—	50,000	—	50,000
Fixed-rate mortgage interest rate lock commitments - notional value	128,481	128,481	—	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Forward delivery commitments - notional value	28,356	28,356	—	—	—
Total	$1,986,297	$504,060	$209,574	$196,522	$1,076,141

Contractual Obligations and Commitments

We are a party to several contractual obligations through lease agreements on a number of branches. Renewal options within our various lease contracts, as applicable, are considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below.

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At March 31, 2020, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$16,583	$1,415	$2,703	$2,386	$10,079
Finance leases	7,964	304	616	627	6,417
FHLBB advances less than 90 days	50,000	50,000	—	—	—
FHLBB advances - other	35,000	10,000	—	25,000	—
Retail repurchase agreements	265,997	265,997	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,824	—	—	—	14,824
Other contractual obligations	1,582	1,582	—	—	—
Total	$436,281	$329,298	$3,319	$28,013	$75,651

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group to develop and oversee the Company’s response. The Pandemic Work Group has: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated temporary loan relief programs; (vi) rolled out the SBA Paycheck Protection Program; and (vii) developed our branch network plan, including determinations of which branches should be closed in order to best allocate resources. The Pandemic Work Group continues to oversee areas of the Company’s response such as employee practices and assessment of employee availability, safety and workload. Members of the Pandemic Work Group include the Company’s executive team and other members of senior management. The Pandemic Work Group, through the Company's executive team, regularly reports to the Board of Directors to assist the Board of Directors with both its ongoing oversight of the Company’s response to COVID-19 as well as its management of all areas of risks the Company faces, which have been affected by the COVID-19 pandemic.

Please refer to "– Executive Overview" and "– Financial Condition" above for additional discussion of specific actions the Company has taken in response to the COVID‑19 pandemic. Please also refer to Item 1A, "Risk Factors" for additional information on the Company’s risks relating to the COVID-19 pandemic.

Other than as described above, for the three months ended March 31, 2020, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Company's risk management.

For the three months ended March 31, 2020, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the addition of the Pandemic Work Group described above. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Company's risk management.

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

As of March 31, 2020 and 2019, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2020	March 31, 2019
Year 1
+200 basis points	(0.97)%	0.47%
-100 basis points	(0.18)%	(0.83)%
Year 2
+200 basis points	4.51%	6.87%
-100 basis points	(3.79)%	(2.26)%

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

If rates remain at or near current levels, net interest income is projected to decrease marginally as assets redeploy into reduced replacement yields and are nearly offset by reductions to funding costs. As assets continue to reset and reprice into rates below portfolio averages and funding costs reach their assumed floors, net interest income begins to trend downward. If rates decrease 100 basis points, net interest income is projected to trend slightly below current levels as funding cost reductions mitigate asset yield pressure. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds is exhausted. If rates increase 200 basis points, net interest income is projected to decrease slightly in the first year due to pressure on funding costs outpacing asset yields. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases subside.

Periodically, if deemed appropriate, we use back-to-back loan swaps, interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments" and Note 8 of the consolidated financial statements for further discussion of these derivative instruments.

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

ITEM 1A.  RISK FACTORS
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. Although our Pandemic Work Group continues to monitor the COVID-19 pandemic and to take action in response to ongoing developments, there can be no guarantee this or any other aspect of our business continuity planning will be effective in addressing some or all of the effects of the COVID-19 pandemic.

The COVID-19 pandemic has contributed, or will likely contribute, to (i) sudden and significant declines, and significant increases in volatility, in financial markets; (ii) ratings downgrades, credit deterioration and defaults in many industries, including hospitality, transportation and commercial real estate; (iii) significant draws on credit lines as customers seek to increase liquidity; (iv) significant reductions in the targeted federal funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter of 2020, and may be reduced to below zero if the Federal Reserve determines economic conditions warrant); and (v) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Many of our counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides. In addition, our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, or if we are unable to keep our branches open because of, or risk of, infection. We have already temporarily closed certain branches and have taken action to reduce operating hours and eliminate lobby services (other than by appointment) at our remaining branches.

In response to the pandemic and to support our customers, we have provided temporary debt payment relief, in some cases of up to 180 days, to business and consumer borrowers. A significant number of our customers have sought to defer payments of interest and/or principal under these programs. Payment deferrals under these programs may adversely affect our revenue and results of operations. In addition, if such measures are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.

Certain industries to which the Company has credit exposure, including lodging, senior living and care facilities, restaurants, and travel and recreation, have experienced significant operational challenges as a result of COVID-19. These negative effects may result in a number of our customers making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity if current economic conditions persist. The effects of COVID-19 may also cause our business and consumer customers to be unable to pay their loans as they come due or may decrease the value of collateral, which we expect would cause significant increases in our credit losses.

Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy begins to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K. Until the pandemic subsides, we expect reduced revenues from our lending businesses, and increased credit losses in our lending portfolios, as well as recognize the possibility for an increase in credit line utilization. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Camden National Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on May 4, 2020).
10.1+
Camden National Corporation 2020-2022 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on May 4, 2020).

10.2+*	Form of Performance Share Unit Award Agreement for Company Employees under the Camden National Corporation Amended and Restated Long-Term Performance Share Unit Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
XBRL (Extensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL: (i) Consolidated Statements of Condition - March31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 7, 2020
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory A. White	May 7, 2020
Gregory A. White	Date
Chief Financial Officer and Principal Financial & Accounting Officer