Form 10-Q
period 2020-06-30
CAMDEN NATIONAL CORP
filed 2020-08-10
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File No.      0-28190
CAMDEN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Maine			01-0413282
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

2 ELM STREET	CAMDEN	ME	04843
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:  (207) 236-8821

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	CAC	The NASDAQ Stock Market LLC

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 31, 2020:  Common stock (no par value) 14,963,170 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(In thousands, except number of shares)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$56,292	$39,586
Interest-bearing deposits in other banks (including restricted cash)	99,536	36,050
Total cash, cash equivalents and restricted cash	155,828	75,636
Investments:
Available-for-sale securities, at fair value (book value of $1,010,325 and $913,978, respectively)	1,047,663	918,118
Held-to-maturity securities, at amortized cost (fair value of $1,388 and $1,359, respectively)	1,299	1,302
Other investments	15,127	13,649
Total investments	1,064,089	933,069
Loans held for sale, at fair value (book value of $35,909 and $11,915, respectively)	36,590	11,854
Loans	3,326,041	3,095,023
Less: allowance for loan losses	(35,539)	(25,171)
Net loans	3,290,502	3,069,852
Goodwill	94,697	94,697
Core deposit intangible assets	3,184	3,525
Bank-owned life insurance	93,647	92,344
Premises and equipment, net	41,109	41,836
Deferred tax assets	10,705	16,823
Other assets	168,665	89,885
Total assets	$4,959,016	$4,429,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$712,146	$552,590
Interest checking	1,349,456	1,153,203
Savings and money market	1,278,603	1,119,193
Certificates of deposit	431,376	521,752
Brokered deposits	224,777	191,005
Total deposits	3,996,358	3,537,743
Short-term borrowings	245,998	268,809
Long-term borrowings	25,000	10,000
Subordinated debentures	59,231	59,080
Accrued interest and other liabilities	125,962	80,474
Total liabilities	4,452,549	3,956,106
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,963,041 and 15,144,719 on June 30, 2020 and December 31, 2019, respectively	131,981	139,103
Retained earnings	355,130	340,580
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale debt securities, net of tax	29,310	3,250
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(6,750)	(6,048)
Net unrecognized loss on postretirement plans, net of tax	(3,204)	(3,470)
Total accumulated other comprehensive income (loss)	19,356	(6,268)
Total shareholders’ equity	506,467	473,415
Total liabilities and shareholders’ equity	$4,959,016	$4,429,521
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$33,120	$36,092	$67,165	$71,813
Taxable interest on investments	4,883	4,941	9,761	9,935
Nontaxable interest on investments	828	624	1,615	1,268
Dividend income	167	174	335	404
Other interest income	180	606	515	1,026
Total interest income	39,178	42,437	79,391	84,446
Interest Expense
Interest on deposits	3,392	9,156	10,054	17,579
Interest on borrowings	359	885	1,197	1,859
Interest on subordinated debentures	888	823	1,775	1,540
Total interest expense	4,639	10,864	13,026	20,978
Net interest income	34,539	31,573	66,365	63,468
Provision for credit losses	9,398	1,173	11,173	1,917
Net interest income after provision for credit losses	25,141	30,400	55,192	61,551
Non-Interest Income
Mortgage banking income, net	4,691	1,742	8,225	2,994
Debit card income	2,391	2,281	4,532	4,291
Service charges on deposit accounts	1,337	2,209	3,349	4,232
Income from fiduciary services	1,603	1,545	3,105	2,937
Bank-owned life insurance	614	603	1,303	1,197
Brokerage and insurance commissions	622	732	1,279	1,317
Customer loan swap fees	57	285	171	810
Net gain on sale of securities	—	27	—	27
Other income	745	613	1,499	1,621
Total non-interest income	12,060	10,037	23,463	19,426
Non-Interest Expense
Salaries and employee benefits	13,627	13,461	27,954	26,439
Furniture, equipment and data processing	2,710	2,723	5,500	5,403
Net occupancy costs	1,997	1,639	4,000	3,553
Consulting and professional fees	1,181	974	1,964	1,787
Debit card expense	878	883	1,812	1,706
Regulatory assessments	299	437	461	909
Amortization of core deposit intangible assets	171	176	341	352
Other real estate owned and collection costs, net	98	409	199	102
Other expenses	2,548	3,256	5,839	6,490
Total non-interest expense	23,509	23,958	48,070	46,741
Income before income tax expense	13,692	16,479	30,585	34,236
Income Tax Expense	2,752	3,275	6,152	6,759
Net Income	$10,940	$13,204	$24,433	$27,477
Per Share Data
Basic earnings per share	$0.73	$0.85	$1.62	$1.76
Diluted earnings per share	$0.73	$0.85	$1.62	$1.76
Weighted average number of common shares outstanding	14,959,851	15,519,827	15,031,525	15,555,770
Diluted weighted average number of common shares outstanding	14,997,611	15,559,760	15,069,132	15,595,654
Cash dividends declared per share	$0.33	$0.30	$0.66	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net Income	$10,940	$13,204	$24,433	$27,477
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities, net of tax	7,130	10,839	26,060	21,738
Net change in unrealized loss on cash flow hedging derivatives, net of tax	52	(1,046)	(702)	(1,877)
Net gain on postretirement plans, net of tax	133	48	266	96
Other comprehensive income	7,315	9,841	25,624	19,957
Comprehensive Income	$18,255	$23,045	$50,057	$47,434

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2019	15,560,565	$156,152	$311,870	$(14,304)	$453,718
Net income	—	—	13,204	—	13,204
Other comprehensive income, net of tax	—	—	—	9,841	9,841
Stock-based compensation expense	—	477	—	—	477
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	8,136	(26)	—	—	(26)
Common stock repurchased	(111,221)	(4,802)	—	—	(4,802)
Cash dividends declared ($0.30 per share)	—	—	(4,653)	—	(4,653)
Balance at June 30, 2019	15,457,480	$151,801	$320,421	$(4,463)	$467,759
Balance at March 31, 2020	14,951,597	$131,498	$349,141	$12,041	$492,680
Net income	—	—	10,940	—	10,940
Other comprehensive income, net of tax	—	—	—	7,315	7,315
Stock-based compensation expense	—	530	—	—	530
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	11,444	(47)	—	—	(47)
Cash dividends declared ($0.33 per share)	—	—	(4,951)	—	(4,951)
Balance at June 30, 2020	14,963,041	$131,981	$355,130	$19,356	$506,467

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment upon adoption of ASU 2016-02(1)	—	—	254	—	254
Net income	—	—	27,477	—	27,477
Other comprehensive income, net of tax	—	—	—	19,957	19,957
Stock-based compensation expense	—	935	—	—	935
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	32,344	(241)	—	—	(241)
Common stock repurchased	(166,778)	(7,108)	—	—	(7,108)
Cash dividends declared ($0.60 per share)	—	—	(9,340)	—	(9,340)
Balance at June 30, 2019	15,457,480	$151,801	$320,421	$(4,463)	$467,759
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Net income	—	—	24,433	—	24,433
Other comprehensive income, net of tax	—	—	—	25,624	25,624
Stock-based compensation expense	—	951	—	—	951
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	35,353	(100)	—	—	(100)
Common stock repurchased	(217,031)	(7,973)	—	—	(7,973)
Cash dividends declared ($0.66 per share)	—	—	(9,883)	—	(9,883)
Balance at June 30, 2020	14,963,041	$131,981	$355,130	$19,356	$506,467

(1)	Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, on a modified-retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating Activities
Net Income	$24,433	$27,477
Adjustments to reconcile net income to net cash used in operating activities:
Originations of mortgage loans held for sale	(194,149)	(86,351)
Proceeds from the sale of mortgage loans	176,250	79,575
Gain on sale of mortgage loans, net of origination costs	(6,095)	(1,998)
Provision for credit losses	11,173	1,917
Depreciation and amortization expense	1,892	1,901
Investment securities amortization and accretion, net	1,755	1,371
Stock-based compensation expense	951	935
Amortization of intangible assets	341	352
Purchase accounting accretion, net	(617)	(817)
Net increase in derivative collateral	(30,820)	(26,050)
Increase in other assets	(7,789)	(4,245)
Increase (decrease) in other liabilities	3,188	(374)
Net cash used in operating activities	(19,487)	(6,307)
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	108,396	115,715
Purchase of available-for-sale securities	(206,496)	(98,755)
Net increase in loans	(231,369)	(74,556)
Purchase of Federal Home Loan Bank stock	(9,232)	(3,656)
Proceeds from sale of Federal Home Loan Bank stock	7,754	6,706
Purchase of premises and equipment	(2,261)	(1,896)
Recoveries of previously charged-off loans	170	133
Proceeds from the sale of other real estate owned	—	554
Net cash used in investing activities	(333,038)	(55,755)
Financing Activities
Net increase in deposits	458,624	127,169
Net repayments of borrowings less than 90 days	(22,811)	(29,221)
Proceeds from Federal Home Loan Bank long-term advances	25,000	—
Repayments of Federal Home Loan Bank long-term advances	(10,000)	—
Common stock repurchases	(7,973)	(6,997)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(100)	(241)
Cash dividends paid on common stock	(9,954)	(9,358)
Finance lease payments	(69)	(53)
Net cash provided by financing activities	432,717	81,299
Net increase in cash, cash equivalents and restricted cash	80,192	19,237
Cash, cash equivalents, and restricted cash at beginning of period	75,636	66,999
Cash, cash equivalents and restricted cash at end of period	$155,828	$86,236
Supplemental information
Interest paid	$13,528	$20,214
Income taxes paid	279	5,351
Transfer from loans and premises to other real estate owned	24	543
Unsettled common stock repurchase	—	111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2020 and December 31, 2019, the consolidated statements of income for the three and six months ended June 30, 2020 and 2019, the consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2020, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

AFS:	Available-for-sale	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	N.M.:	Not meaningful
CDs:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other comprehensive income (loss)
CMO:	Collateralized mortgage obligation	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	OTTI:	Other-than-temporary impairment
EPS:	Earnings per share	SBA:	Small Business Administration
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FHLB:	Federal Home Loan Bank	TDR:	Troubled-debt restructured loan
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2020

The Company adopted and updated its accounting policy for the following accounting standard(s) that became effective January 1, 2020 and were applied to the Company's three and six months ended June 30, 2020 interim consolidated financial statements:

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

In light of the COVID-19 pandemic and its impact on global, national and local markets and economy, in the second quarter of 2020, the Company determined that a triggering event had occurred and an interim goodwill impairment assessment was necessary. A quantitative assessment was performed using various valuation methodologies as of May 31, 2020. Through its assessment, the Company concluded that the indicated fair value of the reporting unit exceeded its book value, and, thus goodwill was not impaired as of May 31, 2020. At June 30, 2020, the Company considered whether there were any new events or information that would materially change its quantitative analysis performed as of May 31, 2020, and there were none.

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

On March 27, 2020, the Coronavirus, Relief, and Economic Security Act ("CARES Act") was signed into law in response to the COVID-19 pandemic. Under Section 4014 of the CARES Act, the Company was permitted to delay its compliance with CECL until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. The Company intends to delay the implementation of CECL until December 31, 2020, unless earlier implementation is required. The Company opted to delay its compliance with CECL so it could devote its resources to serve its customers impacted by the pandemic and support the roll-out of the various federal relief programs introduced by the CARES Act. When implemented, the Company will adopt CECL using a modified-retrospective approach as of January 1, 2020, which is the original effective date of the standard for the Company, and will record a cumulative-effect adjustment to retained earnings.

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

The Company assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation, and to identify new internal controls over enhanced accounting processes for estimating the allowance for credit losses (“ACL”). This included assessing the adequacy of existing loan and loss data, as well as assessing models for default and loss estimates. The Company engaged an independent third party to review its CECL model, methodologies and certain key assumptions, internal CECL policy, and internal controls framework.

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

The Company estimates that as of June 30, 2020, assuming adoption of CECL as of January 1, 2020, its ACL would have been $40.0 million to $44.0 million, or 1.20% to 1.32% of total loans at June 30, 2020, and as of December 31, 2019 its ACL would have been $27.0 million to $31.0 million, or 0.87% to 1.00% of total loans at December 31, 2019. Based on these ACL estimates, the Company's provision for credit losses would range from $9.0 million to $17.0 million for the six months ended June 30, 2020 under CECL, as compared to a provision for credit losses recorded under the incurred methodology of $11.2 million for the six months ended June 30, 2020.

In March 2020, the regulatory banking agencies issued an interim final rule that allows banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. As an alternative, banking institutions may elect to forego the provided relief under the interim final rule, and may use the regulatory capital transition rule issued by the regulatory banking agencies in February 2019 that provided a three-year phase in option, effective upon adoption of CECL. The Company anticipates that it will elect to delay the capital impact of CECL in accordance with the interim final rule issued in March 2020 upon adoption of CECL.

NOTE 3 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM investments, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$121,347	$5,973	$(193)	$127,127
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	516,580	19,687	(42)	536,225
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,860	11,781	(109)	373,532
Subordinated corporate bonds	10,538	285	(44)	10,779
Total AFS investments	$1,010,325	$37,726	$(388)	$1,047,663
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,299	$89	$—	$1,388
Total HTM investments	$1,299	$89	$—	$1,388
December 31, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$115,632	$2,779	$(328)	$118,083
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	462,593	3,398	(2,605)	463,386
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,200	3,183	(2,478)	325,905
Subordinated corporate bonds	10,553	191	—	10,744
Total AFS investments	$913,978	$9,551	$(5,411)	$918,118
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,302	$57	$—	$1,359
Total HTM investments	$1,302	$57	$—	$1,359

The net unrealized gain on AFS investments reported within AOCI at June 30, 2020, was $29.3 million, net of a deferred tax liability of $8.0 million. The net unrealized gain on AFS investments reported within AOCI at December 31, 2019, was $3.3 million, net of a deferred tax liability of $890,000.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position that was considered temporary, by length of time that an individual security in each category has been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
AFS Investments:
Obligations of states and political subdivisions	4	$8,249	$(193)	$—	$—	$8,249	$(193)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	8	16,635	(27)	1,602	(15)	18,237	(42)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	5	22,156	(109)	—	—	22,156	(109)
Subordinated corporate bonds	2	1,956	(44)	—	—	1,956	(44)
Total AFS investments	19	$48,996	$(373)	$1,602	$(15)	$50,598	$(388)
December 31, 2019
AFS Investments:
Obligations of states and political subdivisions	11	$30,459	$(328)	$—	$—	$30,459	$(328)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	59	162,964	(1,850)	63,633	(755)	226,597	(2,605)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	35	66,549	(733)	68,614	(1,745)	135,163	(2,478)
Total AFS investments	105	$259,972	$(2,911)	$132,247	$(2,500)	$392,219	$(5,411)

At June 30, 2020 and December 31, 2019, unrealized losses within the AFS and HTM investment portfolios were reflective of current interest rates in excess of the yield received on debt investments, and were not indicative of an overall change in credit quality or other factors. At June 30, 2020 and December 31, 2019, gross unrealized losses on the Company's AFS and HTM investments were 1% of their respective fair values.

At June 30, 2020, the Company had the intent and ability to retain its debt investments in an unrealized loss position until the decline in value has recovered.

Sale of AFS Investments:
The following table details the Company's sales of AFS investments for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Proceeds from sales of investments(1)	$—	$45,826	$—	$45,826
Gross realized gains	—	371	—	371
Gross realized losses	—	(344)	—	(344)
(1) The Company had not previously recorded any OTTI on these investments sold.

AFS and HTM Investments Pledged:
At June 30, 2020 and December 31, 2019, AFS and HTM investments with an amortized cost of $624.9 million and $709.0 million and estimated fair values of $650.2 million and $712.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at June 30, 2020, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$4,439	$4,487
Due after one year through five years	64,370	66,655
Due after five years through ten years	225,186	238,559
Due after ten years	716,330	737,962
Total	$1,010,325	$1,047,663
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	511	542
Due after five years through ten years	788	846
Due after ten years	—	—
Total	$1,299	$1,388

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
June 30, 2020
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	8,079	—	—	8,079
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$13,997	$1,130	$—	$15,127
December 31, 2019
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	6,601	—	—	6,601
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$12,519	$1,130	$—	$13,649

For the three months ended June 30, 2020 and 2019, the Company recognized an unrealized loss of $0 and $159,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. For the six months ended June 30, 2020 and 2019, the Company recognized an unrealized gain of $0 and $84,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income.

The Company did not record any OTTI on its FHLBB and FRB stock for the three and six months ended June 30, 2020 and 2019.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Commercial real estate	$1,310,985	$1,243,397
Commercial	411,225	421,108
SBA PPP	218,803	—
HPFC	16,961	21,593
Residential real estate	1,054,333	1,070,374
Home equity	290,815	312,779
Consumer	22,919	25,772
Total loans	$3,326,041	$3,095,023

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Net unamortized fair value mark discount on acquired loans	$(1,970)	$(2,593)
Net unamortized loan (fees) origination costs(1)	(4,045)	3,111
Total	$(6,015)	$518

(1)
The change in net unamortized loan (fees) origination costs from December 31, 2019 to June 30, 2020, was primarily driven by origination fees capitalized upon origination of SBA PPP loans during the second quarter of 2020. As of June 30, 2020, unamortized loan fees on originated SBA PPP loans were $7.0 million.

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

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At June 30, 2020 and December 31, 2019, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

The ALL is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the consolidated statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: (i) financial condition of borrowers; (ii) real estate market changes; (iii) state, regional, and national economic conditions, including consideration of the effect and impact of the COVID-19 pandemic; and (iv) a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs. The Company has accounted for the estimated impact of the COVID-19 pandemic on its loan portfolio as of June 30, 2020 through adjustments to its economic qualitative factor ("Q-factor"), based on available information, as the Company has not yet experienced any significant COVID-19 credit deterioration through June 30, 2020.

As discussed in Note 2, the Company did not adopt ASU 2016-04, commonly referred to as "CECL", during the six months ended June 30, 2020. The Company's ALL, as presented, has been determined in accordance with its policies and procedures described within its Annual Report on Form 10-K for the year ended December 31, 2019.

As of and for the three and six months ended June 30, 2020, the Company has disclosed SBA PPP loans as its own loan segment given the credit risk profile differs greatly from the Company's commercial credit risk profile. There were no other significant changes to the Company's ALL methodology during the three or six months ended June 30, 2020.

The Board of Directors monitors credit risk through: (i) the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology under the incurred loss accounting methodology for March 31, 2020 and periods prior to; and (ii) the Audit Committee, which, effective June 30, 2020 and for the three months ended June 30, 2020, has approval authority and oversight responsibility for ALL adequacy and methodology. The change in governance structure for the ALL methodology was done to align with the governance structure that will exist upon implementation of CECL at the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020.

Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system. Effective for annual and interim periods beginning January 1, 2020, the adequacy of the ALL is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Risk, Compliance, and Commercial and Retail Banking. The Management Provision Committee is further supported by other management-level committees to ensure the adequacy of the ALL under the incurred model, as well as the CECL methodology upon adoption. The Management Provision Committee supports the oversight efforts of the director-level committees discussed in the paragraph above and the Board of Directors. The Company's practice is to manage the portfolio proactively such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

For purposes of determining the ALL, the Company disaggregated its loans into portfolio segments, which include commercial real estate, commercial, SBA PPP, HPFC, residential real estate, home equity and consumer. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. These risk characteristics unique to each portfolio segment include the following:

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the PPP have terms of two to five years and are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. PPP loans were originated under the guidance of the SBA, which has been subject to change.

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

The following presents the activity in the ALL and select loan information by portfolio segment for the periods indicated:

(In thousands)	Commercial Real Estate	Commercial	SBA PPP	HPFC	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended June 30, 2020
ALL for the three months ended:
Beginning balance	$13,374	$4,114	$—	$183	$5,897	$2,480	$473	$26,521
Loans charged off	(21)	(420)	—	—	—	(17)	(26)	(484)
Recoveries	3	63	—	—	21	—	15	102
Provision (credit)(1)	5,030	922	113	(13)	2,685	621	42	9,400
Ending balance	$18,386	$4,679	$113	$170	$8,603	$3,084	$504	$35,539
ALL for the six months ended:
Beginning balance	$12,414	$3,769	$—	$216	$5,842	$2,423	$507	$25,171
Loans charged off	(71)	(673)	—	—	(96)	(51)	(83)	(974)
Recoveries	7	116	—	—	23	4	20	170
Provision (credit)(1)	6,036	1,467	113	(46)	2,834	708	60	11,172
Ending balance	$18,386	$4,679	$113	$170	$8,603	$3,084	$504	$35,539
ALL balance attributable to loans:
Individually evaluated for impairment	$35	$—	$—	$—	$338	$89	$—	$462
Collectively evaluated for impairment	18,351	4,679	113	170	8,265	2,995	504	35,077
Total ending ALL	$18,386	$4,679	$113	$170	$8,603	$3,084	$504	$35,539
Loans:
Individually evaluated for impairment	$461	$179	$—	$—	$3,153	$370	$—	$4,163
Collectively evaluated for impairment	1,310,524	411,046	218,803	16,961	1,051,180	290,445	22,919	3,321,878
Total ending loans balance	$1,310,985	$411,225	$218,803	$16,961	$1,054,333	$290,815	$22,919	$3,326,041
At or For The Three Months Ended June 30, 2019
ALL for the three months ended:
Beginning balance	$11,838	$3,616	$—	$308	$6,153	$3,027	$259	$25,201
Loans charged off	—	(217)	—	—	(14)	(34)	(6)	(271)
Recoveries	3	49	—	—	2	—	4	58
Provision (credit)(1)	311	659	—	(28)	108	(1)	126	1,175
Ending balance	$12,152	$4,107	$—	$280	$6,249	$2,992	$383	$26,163
ALL for the six months ended:
Beginning balance	$11,654	$3,620	$—	$337	$6,071	$2,796	$234	$24,712
Loans charged off	(65)	(453)	—	—	(25)	(44)	(20)	(607)
Recoveries	7	111	—	—	4	—	11	133
Provision (credit)(1)	556	829	—	(57)	199	240	158	1,925
Ending balance	$12,152	$4,107	$—	$280	$6,249	$2,992	$383	$26,163
ALL balance attributable to loans:
Individually evaluated for impairment	$27	$322	$—	$—	$524	$310	$—	$1,183
Collectively evaluated for impairment	12,125	3,785	—	280	5,725	2,682	383	24,980
Total ending ALL	$12,152	$4,107	$—	$280	$6,249	$2,992	$383	$26,163
Loans:
Individually evaluated for impairment	$409	$675	$—	$—	$4,472	$887	$—	$6,443
Collectively evaluated for impairment	1,260,230	428,001	—	28,016	1,031,320	322,649	23,665	3,093,881
Total ending loans balance	$1,260,639	$428,676	$—	$28,016	$1,035,792	$323,536	$23,665	$3,100,324

(In thousands)	Commercial Real Estate	Commercial	SBA PPP	HPFC	Residential Real Estate	Home Equity	Consumer	Total
At or For The Year Ended December 31, 2019
ALL:
Beginning balance	$11,654	$3,620	$—	$337	$6,071	$2,796	$234	$24,712
Loans charged off	(300)	(1,167)	—	(71)	(462)	(412)	(301)	(2,713)
Recoveries	49	225	—	—	16	1	19	310
Provision (credit)(1)	1,011	1,091	—	(50)	217	38	555	2,862
Ending balance	$12,414	$3,769	$—	$216	$5,842	$2,423	$507	$25,171
ALL balance attributable to loans:
Individually evaluated for impairment	$30	$—	$—	$—	$364	$69	$—	$463
Collectively evaluated for impairment	12,384	3,769	—	216	5,478	2,354	507	24,708
Total ending ALL	$12,414	$3,769	$—	$216	$5,842	$2,423	$507	$25,171
Loans:
Individually evaluated for impairment	$402	$319	$—	$—	$3,384	$373	$—	$4,478
Collectively evaluated for impairment	1,242,995	420,789	—	21,593	1,066,990	312,406	25,772	3,090,545
Total ending loans balance	$1,243,397	$421,108	$—	$21,593	$1,070,374	$312,779	$25,772	$3,095,023

(1)
The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At June 30, 2020 and 2019, and December 31, 2019, the reserve for unfunded commitments was $22,000, $14,000 and $21,000, respectively.

The following reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2019
(In thousands)	2020	2019	2020	2019
Provision for loan losses	$9,400	$1,175	$11,172	$1,925	$2,862
Change in reserve for unfunded commitments	(2)	(2)	1	(8)	(1)
Provision for credit losses	$9,398	$1,173	$11,173	$1,917	$2,861

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of June 30, 2020, the Company's total exposure to the lessors of nonresidential buildings' industry was 13% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2020.

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

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

(In thousands)	Commercial Real Estate	Commercial	SBA PPP	HPFC	Residential Real Estate	Home Equity	Consumer	Total
June 30, 2020
Pass (Grades 1-6)	$1,260,532	$406,475	$218,803	$16,111	$1,046,718	$—	$—	$2,948,639
Performing	—	—	—	—	—	288,451	22,914	311,365
Special Mention (Grade 7)	15,711	1,154	—	—	409	—	—	17,274
Substandard (Grade 8)	34,742	3,596	—	850	7,206	—	—	46,394
Non-performing	—	—	—	—	—	2,364	5	2,369
Total	$1,310,985	$411,225	$218,803	$16,961	$1,054,333	$290,815	$22,919	$3,326,041
December 31, 2019
Pass (Grades 1-6)	$1,196,683	$415,870	$—	$20,667	$1,062,825	$—	$—	$2,696,045
Performing	—	—	—	—	—	310,653	25,748	336,401
Special Mention (Grade 7)	31,753	2,544	—	89	473	—	—	34,859
Substandard (Grade 8)	14,961	2,694	—	837	7,076	—	—	25,568
Non-performing	—	—	—	—	—	2,126	24	2,150
Total	$1,243,397	$421,108	$—	$21,593	$1,070,374	$312,779	$25,772	$3,095,023

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
June 30, 2020
Commercial real estate	$117	$1,509	$221	$1,847	$1,309,138	$1,310,985	$—	$432
Commercial	4	91	657	752	410,473	411,225	—	699
SBA PPP	—	—	—	—	218,803	218,803	—	—
HPFC	127	1	321	449	16,512	16,961	—	392
Residential real estate	2,765	1,483	3,431	7,679	1,046,654	1,054,333	—	4,664
Home equity	230	171	2,051	2,452	288,363	290,815	—	2,366
Consumer	49	71	5	125	22,794	22,919	—	5
Total	$3,292	$3,326	$6,686	$13,304	$3,312,737	$3,326,041	$—	$8,558
December 31, 2019
Commercial real estate	$267	$1,720	$544	$2,531	$1,240,866	$1,243,397	$—	$1,122
Commercial	548	—	417	965	420,143	421,108	—	420
SBA PPP	—	—	—	—	—	—	—	—
HPFC	—	243	288	531	21,062	21,593	—	364
Residential real estate	2,297	627	2,598	5,522	1,064,852	1,070,374	—	4,096
Home equity	681	238	1,459	2,378	310,401	312,779	—	2,130
Consumer	108	31	23	162	25,610	25,772	—	24
Total	$3,901	$2,859	$5,329	$12,089	$3,082,934	$3,095,023	$—	$8,156

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $87,000 and $115,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $166,000 and $224,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Residential real estate	21	22	$2,683	$2,869	$338	$364
Commercial real estate	2	2	335	338	35	30
Commercial	2	2	114	123	—	—
Consumer and home equity	1	1	299	299	89	69
Total	26	27	$3,431	$3,629	$462	$463

At June 30, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $2.9 million and $555,000, respectively. At December 31, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $636,000, respectively.

There were no loan modifications that qualify as TDRs that occurred for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020 and 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

COVID-19 Loan Modifications:
In response to the COVID-19 pandemic, the Company worked with businesses and consumers to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals. For loans modified due to the COVID-19 pandemic, under the CARES Act and regulatory guidance, the Company may apply the following accounting treatment in this order:

1.
The Company may account for a loan modification in accordance with Section 4013 of the CARES Act if the loan modification (i) meets the criteria set forth in Section 4013 of the CARES Act and (ii) the Company elects to apply Section 4013 of the CARES Act. Section 4013 of the CARES Act suspended TDR designation for loan modifications related to the COVID-19 pandemic. In order for the loan modification to qualify under Section 4013 of the CARES Act, the loan must not have been more than 30 days past due as of December 31, 2019. This guidance is applicable for loan modifications beginning on March 1, 2020 and ending on the earlier of (i) December 31, 2020, or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 under the National Emergencies Act terminates.

2.
Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or (ii) the Company elects to not apply Section 4013 of the CARES Act, but the loan modification (a) meets the criteria provided in the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)," issued by the banking agencies on April 7, 2020, and (b) the Company elects to apply this guidance, then the Company may account for the loan modification in accordance with the interagency guidance. Under this guidance, if the loan was no more than 30 days past due at the time the loan modification program was implemented, the modification was short-term in duration (generally, less than six months), and the modification was related to the COVID-19 pandemic, then it may be presumed that the borrower is not experiencing financial difficulty, and, therefore, that the modification does not qualify as a TDR.

3.
Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or the interagency guidance described above, or (ii) the Company elects not to apply the guidance, then the Company would assess the loan modification under its existing accounting policies (GAAP).

The Company's loans impacted by the COVID-19 pandemic and operating under temporary loan modifications, including both (i) the original COVID-related loan modification or (ii) a second COVID-related loan modification, upon expiration of the original COVID-related loan modification, were as follows for the dates indicated:

	June 30, 2020		July 23, 2020
(In thousands, except number of units)	Units	Recorded Investment	Units	Recorded Investment
Original Loan Modification:
Commercial	992	$410,298	544	$242,272
Retail	489	101,373	188	40,627
Total	1,481	511,671	732	282,899
Second Loan Modification:
Commercial	31	5,308	57	15,041
Retail	251	29,743	412	53,039
Total	282	35,051	469	68,080
Total	1,763	$546,722	1,201	$350,979

For the three and six months ended June 30, 2020, and through July 30, 2020, there were no COVID-related loan modifications that qualified as TDRs.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Three Months Ended		For the Six Months Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized(1)	Average Recorded Investment	Interest Income Recognized
June 30, 2020:
With an allowance recorded:
Commercial real estate	$127	$127	$35	$128	$3	$128	$4
Commercial	—	—	—	—	—	—	—
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	2,304	2,304	338	2,262	22	2,306	46
Home equity	318	318	89	318	—	318	—
Consumer	—	—	—	—	—	—	—
Ending balance	2,749	2,749	462	2,708	25	2,752	50
Without an allowance recorded:
Commercial real estate	334	514	—	303	3	293	6
Commercial	179	242	—	239	1	266	3
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	849	972	—	957	(1)	968	2
Home equity	52	189	—	52	—	53	—
Consumer	—	—	—	—	—	—	—
Ending balance	1,414	1,917	—	1,551	3	1,580	11
Total impaired loans	$4,163	$4,666	$462	$4,259	$28	$4,332	$61
June 30, 2019:
With an allowance recorded:
Commercial real estate	$131	$131	$27	$131	$5	$131	$6
Commercial	461	461	322	230	—	339	—
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	3,286	3,286	524	3,370	26	3,404	56
Home equity	828	828	310	828	—	658	—
Consumer	—	—	—	—	—	—	—
Ending Balance	4,706	4,706	1,183	4,559	31	4,532	62
Without an allowance recorded:
Commercial real estate	278	437	—	278	4	452	7
Commercial	214	278	—	219	2	222	4
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	1,186	1,310	—	1,234	7	1,253	17
Home equity	59	197	—	63	—	84	—
Consumer	—	—	—	—	—	2	—
Ending Balance	1,737	2,222	—	1,794	13	2,013	28
Total impaired loans	$6,443	$6,928	$1,183	$6,353	$44	$6,545	$90

(1)	Negative interest income represents the re-allocation of income between "with an allowance recorded" and "without an allowance recorded" (or vice versa) during the period.

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With an allowance recorded:
Commercial real estate	$128	$128	$30	$130	$11
Commercial	—	—	—	292	—
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	—
Residential real estate	2,395	2,395	364	2,989	110
Home equity	318	318	69	522	—
Consumer	—	—	—	—	—
Ending Balance	2,841	2,841	463	3,933	121
Without an allowance recorded:
Commercial real estate	274	433	—	381	13
Commercial	319	685	—	238	7
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	—
Residential real estate	989	1,116	—	1,258	21
Home equity	55	192	—	115	—
Consumer	—	—	—	1	—
Ending Balance	1,637	2,426	—	1,993	41
Total impaired loans	$4,478	$5,267	$463	$5,926	$162

Loan Sales:
For the three months ended June 30, 2020 and 2019, the Company sold $197.8 million and $49.6 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $4.6 million and $1.2 million, respectively. For the six months ended June 30, 2020 and 2019, the Company sold $267.0 million and $77.6 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $6.1 million and $2.0 million.

At June 30, 2020 and December 31, 2019, the Company had certain residential mortgage loans with a principal balance of $36.6 million and $11.9 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2020 and December 31, 2019, recorded an unrealized gain (loss) of $681,000 and ($61,000), respectively. For the three months ended June 30, 2020 and 2019, the net change in unrealized gains on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income was $1.3 million and ($60,000), respectively. For the six months ended June 30, 2020 and 2019, the net change in unrealized gains on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income was $742,000 and ($64,000).

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at June 30, 2020 and December 31, 2019. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:
At June 30, 2020 and December 31, 2019, the Company had $1.4 million and $1.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. The Company continues to be focused on working these consumer mortgage loans through the foreclosure process to resolution; however, the foreclosure process typically will take 18 to 24 months due to the State of Maine foreclosure laws.

FHLB Advances:
FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion and $1.4 billion at June 30, 2020 and December 31, 2019, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition for the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Short-Term Borrowings:
Customer repurchase agreements	$195,998	$237,984
FHLBB borrowings	50,000	25,000
Overnight borrowings	—	5,825
Total short-term borrowings	$245,998	$268,809
Long-Term Borrowings:
FHLBB borrowings	$25,000	$10,000
Total long-term borrowings	$25,000	$10,000

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$82,069	$118,969
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	112,017	117,654
Obligations of states and political subdivisions	1,912	1,361
Total	$195,998	$237,984

(1)	Presented within short-term borrowings on the consolidated statements of condition.

(2)	All customer repurchase agreements mature continuously or overnight for the dates indicated.

At June 30, 2020 and December 31, 2019, certain customers held CDs totaling $1.0 million, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

(In thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$687,915	$734,649
Standby letters of credit	5,046	5,211
Total	$692,961	$739,860

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

As of June 30, 2020 and December 31, 2019, the Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with each party for the dates indicated:

(In thousands, except number of positions)		June 30, 2020			December 31, 2019
	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	—	$—	$—	10	$45,243	$(514)
Receive fixed, pay variable	Other assets	83	400,934	47,338	75	366,351	17,756
Pay fixed, receive variable	Accrued interest and other liabilities	83	400,934	(47,338)	85	411,594	(17,242)
Total		166	$801,868	$—	170	$823,188	$—

The Company seeks to mitigate its customer counterparty credit risk exposure through its loan policy and underwriting process, which includes credit approval limits, monitoring procedures, and obtaining collateral, where appropriate. The Company mitigates its institutional counterparty credit risk exposure by limiting the institutions for which it will enter into interest swap arrangements through an approved listing by its Board of Directors, as well as by posting cash or other financial assets from or to the counterparty.

The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Company's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their aggregate fair value and the Company's credit rating. The Company may also receive cash collateral for contracts in a net asset position as requested. At June 30, 2020 and December 31, 2019 the Company posted $48.2 million and $18.4 million, respectively, of cash to the counterparty as collateral on its customer loan swap contracts which was presented within other assets on the consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

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

		June 30, 2020		December 31, 2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$69,914	$1,287	$27,087	$480
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	34,138	(329)	2,519	(18)
Total		$104,052	$958	$29,606	$462

For the three months ended June 30, 2020 and 2019, the net unrealized (loss) gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was ($1.0) million and $223,000, respectively. For the six months ended June 30, 2020 and 2019, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $496,000 and $404,000, respectively.

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

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		June 30, 2020		December 31, 2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$19,649	$359	$10,846	$312
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	16,260	(218)	1,069	(15)
Total		$35,909	$141	$11,915	$297

For the three months ended June 30, 2020 and 2019, the net unrealized (loss) gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was ($1.0) million and $159,000, respectively. For the six months ended June 30, 2020 and 2019, the net unrealized (loss) gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was ($156,000) and $242,000, respectively.

Derivatives Designated as Hedges

Interest Rate Swap on Loans
In 2019, the Company entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable-rate loans. The Company has entered into a master netting arrangement with its institutional counterparty and settles payments monthly on a net basis.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset position based on their fair values, the counterparty will post collateral to the Company as requested. At June 30, 2020, the institutional counterparty posted $4.0 million of cash as collateral on its interest rate swaps on loans and borrowings, which was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2019, the counterparty posted $560,000 as collateral on its interest rate swap on loans. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the dates indicated were as follows:

(Dollars in thousands)					June 30, 2020		December 31, 2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$6,109	$100,000	$483

For the three and six months ended June 30, 2020, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments received from the institutional counterparty for the six months ended June 30, 2020 were $299,000, and were classified as cash flows from operating activities within the consolidated statements of cash flows.

Interest Rate Swaps on Borrowings
In March 2020, the Company entered into two $50.0 million interest rate swap arrangements with an institutional counterparty to mitigate interest rate risk. The Company entered into a master netting arrangement with the institutional counterparty and settles payments on a net basis, monthly for the Federal Funds Effective Rate swap and quarterly for the 3-Month USD LIBOR swap.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset position based on their fair values, the counterparty will post collateral to the Company as requested. Collateral posted to the institutional counterparty or received is net settled with the interest rate swap on loans discussed above.

The details of the Company's interest rate swaps on borrowings for the dates indicated were as follows:

(Dollars in thousands)					June 30, 2020
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
3/2/2020	3/1/2023	Fed Funds Effective Rate	0.705%	Accrued interest and other liabilities	$50,000	$(952)
3/26/2020	3/26/2030	3-Month USD LIBOR	0.857%	Accrued interest and other liabilities	50,000	(1,171)
					$100,000	$(2,123)

For the three and six months ended June 30, 2020, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments received from the institutional counterparty for the six months ended June 30, 2020 were $30,000 and were classified as cash flows from operating activities within the consolidated statements of cash flows.

Junior Subordinated Debt Interest Rate Swaps
The Company entered into five interest rate swap agreements with an institutional counterparty to manage interest rate risk associated with the Company's variable rate borrowings. The Company entered into a master netting arrangement with its institutional counterparty and settles payments quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their aggregate fair value and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their aggregate fair value, the institutional counterparty will post collateral to the Company as requested. At June 30, 2020 and December 31, 2019, the Company posted $13.3 million and $8.8 million, respectively, of cash as collateral to the institutional counterparty, which was presented within other assets on the consolidated statements of financial condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					June 30, 2020		December 31, 2019
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	5.09%	Accrued interest and other liabilities	$10,000	$(346)	$10,000	$(299)
7/8/2009	6/30/2029	3-Month USD LIBOR	5.84%	Accrued interest and other liabilities	10,000	(3,497)	10,000	(2,318)
5/6/2010	6/30/2030	3-Month USD LIBOR	5.71%	Accrued interest and other liabilities	10,000	(3,693)	10,000	(2,384)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,988)	5,000	(1,279)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(3,060)	8,000	(1,907)
					$43,000	$(12,584)	$43,000	$(8,187)

For the three and six months ended June 30, 2020 and 2019, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the six months ended June 30, 2020 and 2019 were $537,000 and $318,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Effective portion of unrealized losses recognized within OCI during the period, net of tax	$(11)	$(1,203)	$(912)	$(2,128)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$327	$201	$567	$320
Net reclassification adjustment for effective portion of cash flow hedges included in interest income, gross	$(247)	$—	$(299)	$—
The Company expects approximately $771,000 to be reclassified from AOCI, related to the Company’s cash flow hedges, in the next 12 months, decreasing net interest income on the consolidated statements of income. This reclassification is due to anticipated payments that will be made on the swaps based upon the forward curve as of June 30, 2020.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$47,338	$—	$47,338	$—	$—	$47,338
Interest rate swap on loans(3)	6,109	—	6,109	—	(6,109)	—
Total	$53,447	$—	$53,447	$—	$(6,109)	$47,338
Derivative liabilities:
Customer loan swaps - dealer bank	$47,338	$—	$47,338	$—	$47,338	—
Junior subordinated debt interest rate swaps	12,584	—	12,584	—	12,584	—
Interest rate swaps on borrowings(3)	2,123	—	2,123	—	2,123	—
Total	$62,045	$—	$62,045	$—	$62,045	$—
Customer repurchase agreements	$195,998	$—	$195,998	$195,998	$—	$—
December 31, 2019
Derivative assets:
Customer loan swaps - commercial customer(2)	17,756	—	17,756	—	—	17,756
Interest rate swap on loans	483	—	483	—	(483)	—
Total	$18,239	$—	$18,239	$—	$(483)	$17,756
Derivative liabilities:
Customer loan swaps - dealer bank	$17,242	$—	$17,242	$—	$17,242	$—
Junior subordinated debt interest rate swaps	$8,187	$—	$8,187	$—	$8,187	$—
Customer loan swaps - commercial customer(2)	514	—	514	—	—	514
Total	$25,943	$—	$25,943	$—	$25,429	$514
Customer repurchase agreements	$237,984	$—	$237,984	$237,984	$—	$—

(1)	The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2) The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices.

(3)	Interest rate swap contracts were completed with the same dealer bank. The Company maintains a master netting arrangement and settles collateral requested or pledged on a net basis for all contracts.

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

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines, including the capital conservation buffer, at June 30, 2020 and December 31, 2019, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt correct action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2020, that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$474,226	14.56%	10.50%	N/A	$455,702	14.44%	10.50%	N/A
Tier 1 risk-based capital ratio	423,667	13.01%	8.50%	N/A	415,511	13.16%	8.50%	N/A
Common equity Tier 1 risk-based capital ratio	380,667	11.69%	7.00%	N/A	372,511	11.80%	7.00%	N/A
Tier 1 leverage capital ratio	423,667	8.95%	4.00%	N/A	415,511	9.55%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$446,322	13.75%	10.50%	10.00%	$423,540	13.45%	10.50%	10.00%
Tier 1 risk-based capital ratio	410,763	12.65%	8.50%	8.00%	398,349	12.65%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	410,763	12.65%	7.00%	6.50%	398,349	12.65%	7.00%	6.50%
Tier 1 leverage capital ratio	410,763	8.71%	4.00%	5.00%	398,349	9.19%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. At June 30, 2020 and December 31, 2019, $15.0 million of subordinated debentures were included as Tier 2 capital and were included in the calculation of the Company's total risk-based capital, and, at June 30, 2020 and December 31, 2019, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company. The Company's $15.0 million of subordinated debentures are subject to phase-out of 20% annually after its five year anniversary, and 20% a year thereafter until it is fully phases out.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For The Three Months Ended
	June 30, 2020			June 30, 2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings gains	$9,082	$(1,952)	$7,130	$13,835	$(2,975)	$10,860
Less: reclassification adjustment for net realized losses(1)	—	—	—	27	(6)	21
Net unrealized gains	9,082	(1,952)	7,130	13,808	(2,969)	10,839
Cash Flow Hedges:
Net decrease in fair value	(14)	3	(11)	(1,533)	330	(1,203)
Less: effective portion reclassified into interest expense(2)	(327)	70	(257)	(201)	44	(157)
Less: effective portion reclassified into interest income(3)	247	(53)	194	—	—	—
Net increase (decrease) in fair value	66	(14)	52	(1,332)	286	(1,046)
Postretirement Plans:
Net actuarial gain	175	(37)	138	67	(15)	52
Less: Amortization of net prior service credits(4)	6	(1)	5	6	(2)	4
Net gain on postretirement plans	169	(36)	133	61	(13)	48
Other comprehensive income	$9,317	$(2,002)	$7,315	$12,537	$(2,696)	$9,841

	For The Six Months Ended
	June 30, 2020			June 30, 2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings gains	$33,197	$(7,137)	$26,060	$27,719	$(5,960)	$21,759
Less: reclassification adjustment for net realized gains(1)	—	—	—	27	(6)	21
Net unrealized gains	33,197	(7,137)	26,060	27,692	(5,954)	21,738
Cash Flow Hedges:
Net decrease in fair value	(1,162)	250	(912)	(2,711)	583	(2,128)
Less: effective portion reclassified into interest expense(2)	(567)	122	(445)	(320)	69	(251)
Less: effective portion reclassified into interest income(3)	299	(64)	235	—	—	—
Net decrease in fair value	(894)	192	(702)	(2,391)	514	(1,877)
Postretirement Plans:
Net actuarial gain	351	(76)	275	134	(29)	105
Less: Amortization of net prior service credits(4)	12	(3)	9	12	(3)	9
Net gain on postretirement plans	339	(73)	266	122	(26)	96
Other comprehensive income	$32,642	$(7,018)	$25,624	$25,423	$(5,466)	$19,957

(1)	Reclassified into net gain on sale of securities on the consolidated statements of income.

(2)	Reclassified into interest on borrowings and/or subordinated debentures on the consolidated statements of income.

(3)	Reclassified into interest and fees on loans on the consolidated statements of income.

(4)	Reclassified into compensation and related benefits and other expense on the consolidated statements of income.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2018	$(17,826)	$(4,437)	$(2,157)	$(24,420)
Other comprehensive income (loss) before reclassifications	21,759	(2,128)	105	19,736
Less: Amounts reclassified from AOCI	21	(251)	9	(221)
Other comprehensive income (loss)	21,738	(1,877)	96	19,957
Balance at June 30, 2019	$3,912	$(6,314)	$(2,061)	$(4,463)

Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	26,060	(912)	275	25,423
Less: Amounts reclassified from AOCI	—	(210)	9	(201)
Other comprehensive income (loss)	26,060	(702)	266	25,624
Balance at June 30, 2020	$29,310	$(6,750)	$(3,204)	$19,356

(1)	All amounts are net of tax.

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

A portion of the Company's non-interest income is derived from contracts with customers, and, as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance.

The Company has disaggregated its revenue from contracts with customers into categories based on the nature of the revenue. The categorization of revenues from contracts with customers that are within the scope of ASC 606 closely aligns with the presentation of revenue categories presented within non-interest income on the consolidated statements of income. The following table presents the revenue streams within the scope of ASC 606 for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Income Statement Line Item	2020	2019	2020	2019
Debit card interchange income	Debit card income	$2,391	$2,281	$4,532	$4,291
Services charges on deposit accounts	Service charges on deposit accounts	1,337	2,209	3,349	4,232
Fiduciary services income	Income from fiduciary services	1,603	1,545	3,105	2,937
Investment program income	Brokerage and insurance commissions	622	732	1,279	1,317
Other non-interest income	Other income	423	415	806	798
Total non-interest income within the scope of ASC 606		6,376	7,182	13,071	13,575
Total non-interest income not in scope of ASC 606		5,684	2,855	10,392	5,851
Total non-interest income		$12,060	$10,037	$23,463	$19,426

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.
The components of net periodic benefit cost for the periods ended June 30, 2020 and 2019, were as follows:

Supplemental Executive Retirement Plan:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost	Income Statement Presentation	2020	2019	2020	2019
Service cost	Salaries and employee benefits	$116	$99	$232	$198
Interest cost	Other expenses	115	130	230	261
Recognized net actuarial loss	Other expenses	156	61	312	122
Total		$387	$290	$774	$581

Other Postretirement Benefit Plan:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost	Income Statement Presentation	2020	2019	2020	2019
Service cost	Salaries and employee benefits	$7	$12	$14	$24
Interest cost	Other expenses	31	37	62	74
Recognized net actuarial loss	Other expenses	20	6	39	12
Amortization of prior service credit	Other expenses	(6)	(6)	(12)	(12)
Total		$52	$49	$103	$98

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2020	2019	2020	2019
Net income	$10,940	$13,204	$24,433	$27,477
Dividends and undistributed earnings allocated to participating securities(1)	(27)	(26)	(55)	(54)
Net income available to common shareholders	$10,913	$13,178	$24,378	$27,423
Weighted-average common shares outstanding for basic EPS	14,959,851	15,519,827	15,031,525	15,555,770
Dilutive effect of stock-based awards(2)	37,760	39,933	37,607	39,884
Weighted-average common and potential common shares for diluted EPS	14,997,611	15,559,760	15,069,132	15,595,654
Earnings per common share:
Basic EPS	$0.73	$0.85	$1.62	$1.76
Diluted EPS	$0.73	$0.85	$1.62	$1.76
Awards excluded from the calculation of diluted EPS(3):
Stock options	11,202	—	3,429	—

(1)	Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives due to collateral postings.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2020
Financial assets:
Loans held for sale	$36,590	$—	$36,590	$—
AFS investments:
Obligations of states and political subdivisions	127,127	—	127,127	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	536,225	—	536,225	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	373,532	—	373,532	—
Subordinated corporate bonds	10,779	—	10,779	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	47,338	—	47,338	—
Interest rate swap on loans	6,109	—	6,109	—
Fixed-rate mortgage interest rate lock commitments	1,287	—	1,287	—
Forward delivery commitments	359	—	359	—
Financial liabilities:
Junior subordinated debt interest rate swaps	12,584	—	12,584	—
Customer loan swaps	47,338	—	47,338	—
Interest rate swap on borrowings	2,123	—	2,123	—
Fixed-rate mortgage interest rate lock commitments	329	—	329	—
Forward delivery commitments	218	—	218	—
December 31, 2019
Financial assets:
Loans held for sale	$11,854	$—	$11,854	$—
AFS investments:
Obligations of states and political subdivisions	118,083	—	118,083	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	463,386	—	463,386	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,905	—	325,905	—
Subordinated corporate bonds	10,744	—	10,744	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	17,756	—	17,756	—
Interest rate swap on loans	483	—	483	—
Fixed-rate mortgage interest rate lock commitments	480	—	480	—
Forward delivery commitments	312	—	312	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,187	—	8,187	—
Customer loan swaps	17,756	—	17,756	—
Fixed-rate mortgage interest rate lock commitments	18	—	18	—
Forward delivery commitments	15	—	15	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Servicing Assets:  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy. At June 30, 2020 and December 31, 2019, the mortgage servicing assets were not carried at fair value.

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

Goodwill and Core Deposit Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. In the second quarter of 2020, the Company determined that a triggering event had occurred and an interim goodwill impairment assessment was necessary. A quantitative assessment was performed using various valuation methodologies as of May 31, 2020. Through its assessment, the Company concluded that the indicated fair value of the reporting unit exceeded its book value, and, thus goodwill was not impaired as of May 31, 2020. At June 30, 2020, the Company considered whether there were any new events or information that would materially change its quantitative analysis performed as of May 31, 2020, and there were none. Refer to Note 2 for further discussion.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2020, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2020
Non-financial assets:
OREO	$94	$—	$—	$94
December 31, 2019
Non-financial assets:
OREO	$94	$—	$—	$94

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
June 30, 2020
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%
			Estimated selling cost	13%
December 31, 2019
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%
			Estimated selling cost	13%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2020
Financial assets:
HTM securities	$1,299	$1,388	$—	$1,388	$—
Commercial real estate loans(1)	1,292,599	$1,247,001	—	—	1,247,001
Commercial loans(1)(2)	423,337	$416,406	—	—	416,406
SBA PPP loans(1)	218,690	$225,707	—	—	225,707
Residential real estate loans(1)	1,045,730	1,058,558	—	—	1,058,558
Home equity loans(1)	287,731	280,674	—	—	280,674
Consumer loans(1)	22,415	20,552	—	—	20,552
Servicing assets	1,486	1,849	—	—	1,849
Financial liabilities:
Time deposits	$481,396	$485,240	$—	$485,240	$—
Short-term borrowings	245,998	245,976	—	245,976	—
Long-term borrowings	25,000	25,362	—	25,362	—
Subordinated debentures	59,231	45,588	—	45,588	—
December 31, 2019
Financial assets:
HTM securities	$1,302	$1,359	$—	$1,359	$—
Commercial real estate loans(1)	1,230,983	1,196,297	—	—	1,196,297
Commercial loans(1)(2)	438,716	431,892	—	—	431,892
Residential real estate loans(1)	1,064,532	1,066,544	—	—	1,066,544
Home equity loans(1)	310,356	293,565	—	—	293,565
Consumer loans(1)	25,265	23,355	—	—	23,355
Servicing assets	877	1,496	—	—	1,496
Financial liabilities:
Time deposits	$595,549	$594,881	$—	$594,881	$—
Short-term borrowings	268,809	268,631	—	268,631	—
Long-term borrowings	10,000	10,002	—	10,002	—
Subordinated debentures	59,080	50,171	—	50,171	—

(1)	The presented carrying amount is net of the allocated ALL.

(2)	Includes the HPFC loan portfolio.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible equity, efficiency ratio; tax equivalent net interest income; pre-tax, pre-provision earnings; tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. These non-GAAP financial measures are utilized for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Return on Average Tangible Equity: Return on average tangible equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of core deposit intangible assets and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common measure within the financial services industry.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income, as presented	$10,940	$13,204	$24,433	$27,477
Add: amortization of core deposit intangible assets, net of tax(1)	135	139	269	278
Net income, adjusted for amortization of core deposit intangible assets	$11,075	$13,343	$24,702	$27,755
Average equity, as presented	$499,449	$455,529	$489,811	$448,318
Less: average goodwill and core deposit intangible assets	(97,965)	(98,660)	(98,054)	(98,749)
Average tangible equity	$401,484	$356,869	$391,757	$349,569
Return on average equity	8.81%	11.63%	10.03%	12.36%
Return on average tangible equity	11.09%	15.00%	12.68%	16.01%

(1)	Assumed a 21% tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-interest expense, as presented	$23,509	$23,958	$48,070	$46,741
Net interest income, as presented	$34,539	$31,573	$66,365	$63,468
Add: effect of tax-exempt income(1)	295	248	574	491
Non-interest income, as presented	12,060	10,037	23,463	19,426
Less: net gain on sale of securities	—	(27)	—	(27)
Adjusted net interest income plus non-interest income	$46,894	$41,831	$90,402	$83,358
Ratio of non-interest expense to total revenues(2)	50.45%	57.58%	53.51%	56.39%
Efficiency ratio	50.13%	57.27%	53.17%	56.07%

(1)	Assumed a 21% tax rate.

(2)	Revenue is the sum of net interest income and non-interest income.

Net Interest Income (Fully-Taxable Equivalent). Net interest income on a fully-taxable equivalent basis is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. This is a common measure within the financial services industry and is used within the calculation of net interest margin on a fully-taxable equivalent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net interest income, as presented	$34,539	$31,573	$66,365	$63,468
Add: effect of tax-exempt income(1)	295	248	574	491
Net interest income (fully-taxable equivalent)	$34,834	$31,821	$66,939	$63,959

(1)	Assumed a 21% tax rate.

Pre-tax, Pre-provision Earnings. Pre-tax, pre-provision earnings is a supplemental measure of operating earnings and performance, and is calculated as net income before provision for credit losses and income tax expense. This supplemental measure is becoming more widely used by financial institutions as a measure of financial performance for comparability across financial institutions due to the impact of the COVID-19 pandemic on the provision for credit losses, as well as the differences in accounting methodology for the allowance for credit losses currently across financial institutions as the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") provided financial institutions the option to delay adoption of the new accounting methodology, commonly referred to as "CECL," as further described in "– Critical Accounting Policies" and Note 2 of the consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income, as presented	$10,940	$13,204	$24,433	$27,477
Add: provision for credit losses	9,398	1,173	11,173	1,917
Add: income tax expense	2,752	3,275	6,152	6,759
Pre-tax, pre-provision earnings	$23,090	$17,652	$41,758	$36,153

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

(In thousands, except number of shares, per share data and ratios)	June 30, 2020	December 31, 2019
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$506,467	$473,415
Less: goodwill and other intangible assets	(97,881)	(98,222)
Tangible shareholders’ equity	$408,586	$375,193
Shares outstanding at period end	14,963,041	15,144,719
Book value per share	$33.85	$31.26
Tangible book value per share	$27.31	$24.77
Tangible Common Equity Ratio:
Total assets	$4,959,016	$4,429,521
Less: goodwill and other intangible assets	(97,881)	(98,222)
Tangible assets	$4,861,135	$4,331,299
Common equity ratio	10.21%	10.69%
Tangible common equity ratio	8.41%	8.66%
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

(In thousands)	June 30, 2020	December 31, 2019
Total deposits	$3,996,358	$3,537,743
Less: certificates of deposit	(431,376)	(521,752)
Less: brokered deposits	(224,777)	(191,005)
Core deposits	$3,340,205	$2,824,986

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Total average deposits	$3,676,000	$3,171,005	$3,515,798	$3,129,294
Less: average certificates of deposit	(477,068)	(516,972)	(514,573)	(480,244)
Average core deposits	$3,198,932	$2,654,033	$3,001,225	$2,649,050

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues and expenses reported. Actual results could differ materially from the Company's current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the ALL; (ii) accounting for acquisitions and the subsequent review of goodwill and core deposit intangible assets generated in an acquisition for impairment; (iii) OTTI of investments; (iv) income taxes; and (v) accounting for defined benefit and postretirement plans.

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of updates noted below. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, for discussion of the Company's critical accounting policies.

ALL. On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. Under Section 4014 of the CARES Act, we were permitted to delay our compliance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), commonly referred to as "CECL," until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. We opted to delay our compliance with CECL to devote our attention and resources to supporting our customers and communities during these unprecedented times. Upon the earlier of the termination of the national emergency or December 31, 2020, the Company will adopt CECL as of January 1, 2020, using a modified-retrospective method, and will record a one-time adjustment to shareholders' equity through retained earnings. Refer to Note 2 of the consolidated financial statements for further discussion.

Furthermore, because we opted to delay adoption of CECL as outlined above, we will be required to reassess our ALL and reserve for unfunded commitments recorded during interim periods in 2020 (including these interim consolidated financial statements for the three and six months ended June 30, 2020) and restate interim period financial statements to present such interim period financial statements in accordance with ASU 2016-13 upon adoption of CECL. This will require a restatement of interim period 2020 consolidated financial statements, including net income, EPS, and diluted EPS, upon adoption of CECL. Refer to Note 2 of the consolidated financial statements for discussion.

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.0 billion in assets at June 30, 2020, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Second Quarter 2020 Review. Through the second quarter of 2020, the challenges and uncertainty stemming from the COVID-19 pandemic continued on a global, national and local scale throughout economies and markets. The full health and economic effect of the pandemic is still unclear as waves of new information and data filter through almost daily. The Company continues to use its best efforts to respond to the pandemic, with the full support of its Board of Directors, and remains focused on providing for the safety and health of its employees, customers, and communities, supporting its employees and customers through the financial hardships the pandemic presents, and fortify the financial strength of the Company.

As the pandemic unfolded in March 2020, we swiftly initiated a Pandemic Work Group that was led by the Company's executive team and certain senior managers across various business lines. The Pandemic Work Group, along with various sub-teams reporting to the Pandemic Work Group, took immediate action at that time and continued to refine and update its plans throughout the second quarter of 2020 as new information and data became available. A few of the team's highlights over the last several months include:

•
Developed procedures and policies to provide for the safety of our employees and customers, which included (i) devising and executing a plan that swiftly shifted over half of our employees to work remotely and (ii) transitioning our branch network to serve customers through our drive-up windows by eliminating lobby visits other than by appointment, and temporarily closing certain branches to maximize staffing resources and ensure contingency plans are in place. By the end of June 2020, we had re-opened all branches to the public with limited operating hours, and we continue to apply necessary safety and health protocols.

•
Developed temporary loan payment deferral programs to assist customers impacted by the pandemic. Through June 30, 2020, we had modified 2,064 business and retail customer loans to provide temporary debt relief to customers impacted by the COVID-19 pandemic. As of June 30, 2020, 1,763 customer loans with total loan balances of $546.7 million were still under the terms of a loan modification.

•
Oversaw the roll-out of the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") issued by the federal government as part of its stimulus plan to respond to the pandemic. Through June 30, 2020, the Company originated 2,919 PPP loans with total balances of $237.0 million, of which $217.0 million was issued to qualifying small businesses in Maine, representing approximately 10% of the PPP loans originated in Maine, according to SBA data. At June 30, 2020, outstanding PPP loan balances were $225.8 million.

The Company continues to be well-positioned to withstand the uncertainty of the COVID-19 pandemic. Its regulatory capital ratios at June 30, 2020 each exceeded minimum required regulatory capital levels and further conservative internal policy levels. We continue to manage and monitor capital closely, which included performing various stress tests to validate our position.

Operating Results. Net income for the three months and six months ended June 30, 2020, was $10.9 million and $24.4 million, respectively, compared to $13.2 million and $27.5 million for the three and six months ended June 30, 2019, respectively. The decrease in net income for the three and six months ended June 30, 2020, compared to the same periods last year, of 17% and 11%, respectively, was largely driven by an increase in provision for credit losses between periods in response to the COVID-19 pandemic. While asset quality was strong through the first six months of 2020, the allowance for loan losses at December 31, 2019, increased from $25.2 million, or 0.81% of total loans, to $35.5 million, or 1.07% of total loans, at June 30, 2020, based on available information at that time, including consideration of COVID-related loan modification levels and industry risk.

Other key financial metrics over these periods include:

•	Diluted EPS for the three and six months ended June 30, 2020, was $0.73 and $1.62, respectively, compared to $0.85 and $1.76 for the same periods last year, respectively;

•	Pre-tax, pre-provision earnings (non-GAAP) for the three and six months ended June 30, 2020, increased 31% and 16% over the same periods last year, respectively;

•	Return on average assets for the three and six months ended June 30, 2020, was 0.90% and 1.05%, respectively, compared to 1.21% and 1.27% for the same periods last year, respectively; and

•	Return on average equity for the three and six months ended June 30, 2020, was 8.81% and 10.03%, respectively, compared to 11.63% and 12.36% for the same periods last year, respectively.

Asset Quality. As of June 30, 2020, the Company's asset quality metrics continue to be stable and consistent with past quarters.

•	Non-performing assets were 0.23% of total assets at June 30, 2020, compared to 0.23% and 0.25% at March 31, 2020 and December 31, 2019, respectively.

•	Past due loans were 0.19% of total loans at June 30, 2020, compared to 0.24% and 0.17% at March 31, 2020 and December 31, 2019, respectively.

•	Net charge-offs (annualized) for the second quarter of 2020 were 0.05% of average loans, compared to 0.05% for the first quarter of 2020 and 0.09% for the fourth quarter of 2019.

COVID-19 Loan Modification Program. In March 2020, we began offering temporary debt relief to business and retail customers impacted by the COVID-19 pandemic under the terms of the CARES Act or bank regulator guidance.

Through June 30, 2020, we modified 2,064 business and retail customer loans to provide temporary debt relief to customers impacted by the COVID-19 pandemic.

CECL. In the first quarter of 2020, we chose to delay our implementation of the current expected credit losses model, commonly referred to as "CECL," in accordance with the provisions of the CARES Act. As such, the reported allowance for credit losses and related provision expense for the three and six months ended June 30, 2020 was accounted for under the incurred loss model. In accordance with the CARES Act, we will delay implementation of CECL until the earlier of (i) the date on which the national emergency concerning the COVID-19 pandemic terminates, or (ii) December 31, 2020.

While we have not yet adopted CECL, had we adopted CECL as of January 1, 2020, we estimate that as of June 30, 2020, the ACL under CECL would have been $40.0 million to $44.0 million, or 1.20% to 1.32% of loans, and would have been $27.0 million to $31.0 million, or 0.87% to 1.00% of loans, as of December 31, 2019.

Capital Position. The Company continues to be well-positioned from a capital perspective to withstand the economic uncertainty surrounding the COVID-19 pandemic. At June 30, 2020, the Company's capital position was well in excess of regulatory requirements, including a total risk-based capital ratio of 14.56%, a tier 1 risk-based capital ratio of 13.01%, common equity tier 1 risk-based capital ratio of 11.69%, and a tier 1 leverage ratio of 8.95%. Additionally, at June 30, 2020, the Company's common equity ratio was 10.21% and tangible common equity ratio (non-GAAP) was 8.41%.

In June 2020, the Company announced a cash dividend to shareholders of $0.33 per share, consistent with that issued for the first quarter of 2020. The cash dividend is payable to shareholders of record as of July 15, 2020, and shareholders will begin receiving payments on July 31, 2020. As of June 30, 2020, the Company's annualized dividend yield was 3.82% based on Camden National's closing share price of $34.54, as reported by NASDAQ.

The Company suspended its share repurchase program during the first quarter of 2020 in response to the COVID-19 pandemic. We will continue to evaluate our use of the share repurchase program as the impact and our response to the COVID-19 pandemic develops.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue, which defined as the sum of net interest income and non-interest income. For the three months ended June 30, 2020 and 2019, net interest income was $34.5 million, or 74% of total revenues, and $31.6 million, or 76% of total revenues, respectively. For the six months ended June 30, 2020 and 2019, net interest income was $66.4 million, or 74% of total revenues, and $63.5 million, or 77% of total revenues, respectively. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Second Quarter 2020 vs. 2019. Net interest income on a fully-taxable equivalent (non-GAAP) basis for the second quarter of 2020, was $34.8 million, an increase of $3.0 million, or 9%, over the second quarter of 2019. The increase was due to an increase in average interest-earning assets of $394.5 million, or 10%, between periods to $4.5 billion for the second quarter of 2020. Net interest margin on a fully-taxable equivalent basis for the second quarter of 2020 and 2019 was 3.11%.

•
Interest income on a fully-taxable equivalent basis. Interest income on a fully-taxable equivalent basis for the second quarter decreased $3.2 million, or 8%, to $39.5 million, compared to the second quarter of 2019. Our interest-earning asset yield decreased 0.65% between periods to 3.53% for the second quarter of 2020, as loan yields decreased 0.71% between periods, which was reflective of the change in interest rate environment. The average 10-year U.S. Treasury interest rate for the second quarter of 2020 was 0.69%, compared to 2.34% for the second quarter of 2019. The growth in average interest-earning assets partially offset the decrease in asset yield between periods. Average loans grew $255.0 million, or 8%, between periods to $3.3 billion for the second quarter of 2020, and was primarily driven by SBA PPP loans funded in the second quarter of 2020 in response to the COVID-19 pandemic. For the second quarter of 2020, average SBA PPP loans were $178.1 million, for which we recognized $1.7 million of interest income.

•
Interest expense. Interest expense for the second quarter of 2020 decreased $6.2 million, or 57%, to $4.6 million, compared to the second quarter of 2019. Cost of funds for the second quarter of 2020 decreased 0.69% between periods to 0.44% for the second quarter of 2020 driven by: (i) a decrease in deposit costs of 0.51% between periods to 0.35% for the second quarter of 2020; (ii) a decrease in borrowing costs of 1.36% between periods to 0.98% for the second quarter of 2020; and (iii) a shift in funding mix as average deposits grew $505.0 million, or 16%, between periods to $3.7 billion for the second quarter of 2020, while average borrowings decreased $112.0 million, or 16%, between periods to $580.3 million for the second quarter of 2020. The Federal Funds rate through the second quarter of 2020 was 0.25%, compared to 2.50% for the second quarter of 2019.

Six Months Ended June 30, 2020 vs. 2019. Net interest income on a fully-taxable equivalent (non-GAAP) basis for the six months ended June 30, 2020, was $66.9 million, an increase of $3.0 million, or 5%, over the same period of 2019. The increase was due to an increase in average interest-earning assets of $245.5 million, or 6%, between periods to $4.3 billion for the six months ended June 30, 2020, but was partially offset by a lower net interest margin on a fully-taxable equivalent basis of 0.04% between periods to 3.10% for the six months ended June 30, 2020.

•
Interest income on a fully-taxable equivalent basis. Interest income on a fully-taxable equivalent basis for the six months ended June 30, 2020 decreased $5.0 million, or 6%, to $80.0 million, compared to the same period of 2019. Our interest-earning asset yield decreased 0.48% between periods to 3.71% for the six months ended June 30, 2020, as loan yields decreased 0.55% between periods, which was reflective of the change in interest rate environment. The growth in average interest-earning assets was able to partially offset the decrease in asset yield between periods. Average loans grew $170.8 million, or 6%, between periods to $3.2 billion for the six months ended June 30, 2020, and was primarily driven by average SBA PPP loans of $89.0 million, for which we recognized $1.7 million of interest income, average residential mortgage growth of $61.6 million and commercial growth of $31.0 million.

•
Interest expense. Interest expense for the six months ended June 30, 2020 decreased $8.0 million, or 38%, to $13.0 million, compared to the same period of 2019. Cost of funds for the six months ended June 30, 2020 decreased 0.46% between periods to 0.64% for the six months ended June 30, 2020 driven by: (i) a decrease in deposit costs of 0.30% between periods to 0.52% for the six months ended June 30, 2020; (ii) a decrease in borrowing costs of 0.46% between periods to 1.38% for the six months ended June 30, 2020; and (iii) a shift in funding mix as average deposits grew $386.5 million, or 12%, between periods to $3.5 billion for the six months ended June 30, 2020, while average borrowings decreased $148.5 million, or 21%, between periods to $571.6 million for the six months ended June 30, 2020. The Federal Funds rate was cut twice in the first quarter of 2020 to 0.25%.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$168,221	$26	0.06%	$59,901	$355	2.34%
Investments - taxable	836,885	5,203	2.49%	839,714	5,366	2.56%
Investments - nontaxable(1)	124,101	1,049	3.38%	90,087	790	3.51%
Loans(2):
Commercial real estate	1,302,393	12,609	3.83%	1,255,172	14,840	4.68%
Commercial(1)	404,545	3,868	3.78%	389,166	4,639	4.72%
SBA PPP	178,119	1,706	3.79%	—	—	—%
HPFC	17,659	414	9.28%	29,472	584	7.83%
Municipal(1)	19,567	176	3.62%	20,117	179	3.56%
Residential real estate	1,084,931	11,002	4.06%	1,032,215	11,200	4.34%
Consumer and home equity	321,019	3,420	4.29%	347,141	4,732	5.47%
Total loans	3,328,233	33,195	3.97%	3,073,283	36,174	4.68%
Total interest-earning assets	4,457,440	39,473	3.53%	4,062,985	42,685	4.18%
Cash and due from banks	49,777			40,835
Other assets	392,271			300,256
Less: ALL	(27,823)			(25,487)
Total assets	$4,871,665			$4,378,589
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$664,605	$—	—%	$485,724	$—	—%
Interest checking	1,298,468	906	0.28%	1,110,567	2,791	1.01%
Savings	518,803	76	0.06%	476,104	104	0.09%
Money market	717,056	659	0.37%	581,638	1,863	1.28%
Certificates of deposit	477,068	1,588	1.34%	516,972	2,064	1.60%
Total deposits	3,676,000	3,229	0.35%	3,171,005	6,822	0.86%
Borrowings:
Brokered deposits	234,823	163	0.28%	370,448	2,334	2.53%
Customer repurchase agreements	209,302	291	0.56%	246,935	799	1.30%
Subordinated debentures	59,194	888	6.03%	58,985	823	5.60%
Other borrowings	76,983	68	0.35%	15,940	86	2.17%
Total borrowings	580,302	1,410	0.98%	692,308	4,042	2.34%
Total funding liabilities	4,256,302	4,639	0.44%	3,863,313	10,864	1.13%
Other liabilities	115,914			59,747
Shareholders' equity	499,449			455,529
Total liabilities & shareholders' equity	$4,871,665			$4,378,589
Net interest income (fully-taxable equivalent)		34,834			31,821
Less: fully-taxable equivalent adjustment		(295)			(248)
Net interest income		$34,539			$31,573
Net interest rate spread (fully-taxable equivalent)			3.09%			3.05%
Net interest margin (fully-taxable equivalent)			3.11%			3.11%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.07%			3.07%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended June 30, 2020 and 2019, totaling $403,000 and $439,000, respectively.

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Six Months Ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$117,201	$233	0.39%	$48,301	$552	2.27%
Investments - taxable	822,963	10,377	2.52%	845,583	10,814	2.56%
Investments - nontaxable(1)	120,819	2,044	3.38%	92,386	1,606	3.48%
Loans(2):
Commercial real estate	1,287,965	26,255	4.03%	1,268,264	30,006	4.71%
Commercial(1)	410,563	8,302	4.00%	379,552	8,983	4.71%
SBA PPP	89,033	1,706	3.79%	—	—	—%
HPFC	18,997	817	8.50%	30,814	1,220	7.87%
Municipal(1)	18,279	331	3.64%	17,738	315	3.58%
Residential real estate	1,081,884	22,294	4.12%	1,020,316	22,038	4.32%
Consumer and home equity	327,895	7,606	4.66%	347,097	9,403	5.46%
Total loans	3,234,616	67,311	4.14%	3,063,781	71,965	4.69%
Total interest-earning assets	4,295,599	79,965	3.71%	4,050,051	84,937	4.19%
Cash and due from banks	46,323			40,600
Other assets	364,544			293,114
Less: ALL	(26,537)			(25,135)
Total assets	$4,679,929			$4,358,630
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$597,053	$—	—%	$488,040	$—	—%
Interest checking	1,222,626	2,893	0.48%	1,098,003	5,411	0.99%
Savings	497,826	162	0.07%	480,849	199	0.08%
Money market	683,720	2,245	0.66%	582,158	3,603	1.25%
Certificates of deposit	514,573	3,796	1.48%	480,244	3,529	1.48%
Total deposits	3,515,798	9,096	0.52%	3,129,294	12,742	0.82%
Borrowings:
Brokered deposits	221,454	958	0.87%	388,045	4,837	2.51%
Customer repurchase agreements	222,827	925	0.83%	242,740	1,528	1.27%
Subordinated debentures	59,157	1,775	6.03%	58,996	1,540	5.26%
Other borrowings	68,120	272	0.80%	30,237	331	2.21%
Total borrowings	571,558	3,930	1.38%	720,018	8,236	2.31%
Total funding liabilities	4,087,356	13,026	0.64%	3,849,312	20,978	1.10%
Other liabilities	102,762			61,000
Shareholders' equity	489,811			448,318
Total liabilities & shareholders' equity	$4,679,929			$4,358,630
Net interest income (fully-taxable equivalent)		66,939			63,959
Less: fully-taxable equivalent adjustment		(574)			(491)
Net interest income		$66,365			$63,468
Net interest rate spread (fully-taxable equivalent)			3.07%			3.09%
Net interest margin (fully-taxable equivalent)			3.10%			3.14%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.06%			3.10%

(1)	Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.

(2)	Non-accrual loans and loans held for sale are included in total average loans.

(3)
Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the six months ended June 30, 2020 and 2019, totaling $687,000 and $829,000, respectively.

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

	For The Three Months Ended June 30, 2020 vs. June 30, 2019			For The Six Months Ended June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$634	$(963)	$(329)	$782	$(1,101)	$(319)
Investments – taxable	(18)	(145)	(163)	(290)	(147)	(437)
Investments – nontaxable	298	(39)	259	495	(57)	438
Commercial real estate	559	(2,790)	(2,231)	467	(4,218)	(3,751)
Commercial	125	(896)	(771)	734	(1,415)	(681)
SBA PPP	1,706	—	1,706	1,706	—	1,706
HPFC	(234)	64	(170)	(468)	65	(403)
Municipal	(5)	2	(3)	10	6	16
Residential real estate	572	(770)	(198)	1,330	(1,074)	256
Consumer and home equity	(356)	(956)	(1,312)	(520)	(1,277)	(1,797)
Total interest income (fully-taxable equivalent)	3,281	(6,493)	(3,212)	4,246	(9,218)	(4,972)
Interest-bearing liabilities:
Interest checking	473	(2,358)	(1,885)	612	(3,130)	(2,518)
Savings	10	(38)	(28)	7	(44)	(37)
Money market	432	(1,636)	(1,204)	630	(1,988)	(1,358)
Certificates of deposit	(159)	(317)	(476)	252	15	267
Brokered deposits	(855)	(1,316)	(2,171)	(2,074)	(1,805)	(3,879)
Customer repurchase agreements	(122)	(386)	(508)	(125)	(478)	(603)
Subordinated debentures	3	62	65	4	231	235
Other borrowings	330	(348)	(18)	415	(474)	(59)
Total interest expense	112	(6,337)	(6,225)	(279)	(7,673)	(7,952)
Net interest income (fully-taxable equivalent)	$3,169	$(156)	$3,013	$4,525	$(1,545)	$2,980

Provision for Credit Losses
As further described in "—Critical Accounting Policies" and Note 2 of the consolidated financial statements, the Company opted to delay implementation of ASU 2016-13, commonly referred to as "CECL," under the terms provided for within the CARES Act, signed into law in March 2020. The Company will adopt CECL upon the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. As of June 30, 2020, the national emergency for the COVID-19 pandemic was not rescinded, and, therefore, Company's reported provision for credit losses for the three and six months ended June 30, 2020 was determined using the policies and procedures described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

For the second quarter of 2020, the provision for loan losses was $9.4 million, an increase of $8.2 million over the second quarter of 2019. For the six months ended June 30, 2020, the provision for loan losses was $11.2 million, an increase of $9.3 million over the same period of 2019. The increase in the provision for loan losses for both periods was driven by an increase in the ALL due to estimates relating to the potential effects of the COVID-19 pandemic on our borrowers. Although asset quality was strong at June 30, 2020, the increase in the provision for loan losses for both periods reflects a measure of impact attributed to the COVID-19 pandemic, based on available information at that time, which includes consideration of loan modification levels and industry risk.

Refer to "—Financial Condition—Asset Quality" for further discussion of the Company's asset quality, including its temporary debt relief provided to loan customers impacted by the COVID-19 pandemic.

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

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Mortgage banking income, net(1)	$4,691	$1,742	2,949	169%	$8,225	$2,994	$5,231	175%
Debit card income	2,391	2,281	110	5%	4,532	4,291	241	6%
Service charges on deposit accounts(2)	1,337	2,209	(872)	(39)%	3,349	4,232	(883)	(21)%
Income from fiduciary services	1,603	1,545	58	4%	3,105	2,937	168	6%
Bank-owned life insurance	614	603	11	2%	1,303	1,197	106	9%
Brokerage and insurance commissions	622	732	(110)	(15)%	1,279	1,317	(38)	(3)%
Customer loan swap fees(3)	57	285	(228)	(80)%	171	810	(639)	(79)%
Net gain on sale of securities	—	27	(27)	(100)%	—	27	(27)	(100)%
Other income	745	613	132	22%	1,499	1,621	(122)	(8)%
Total non-interest income	$12,060	$10,037	$2,023	20%	$23,463	$19,426	$4,037	21%
Non-interest income as a percentage of total revenues	26%	24%			26%	23%
(1) Mortgage banking income, net: For the second quarter of 2020, the net gain on sale of residential mortgages, including the fair value mark on the loan pipeline designated for sale, was $3.9 million, an increase of $2.4 million over the second quarter of 2019. The increase between periods was driven by strong residential mortgage activity due to the historically low interest rate environment. In the second quarter of 2020, the Company sold $197.8 million of residential mortgages to the secondary market, compared to $49.6 million for the second quarter of 2019. The Company maintained the servicing rights on certain mortgages sold, and, as a result, servicing income for the second quarter of 2020 increased $551,000 over the second quarter of 2019.
For the six months ended June 30, 2020, the net gain on sale of residential mortgages, including the fair value mark on the loan pipeline designated for sale, was $7.2 million, an increase of $4.6 million over the same period of 2019. During the six months ended June 30, 2020, the Company sold $267.0 million of residential mortgages to the secondary market, compared to $77.6 million for the second quarter of 2019. The Company maintained the servicing rights on certain mortgages sold, and, as a result, servicing income for the six months ended June 30, 2020 increased $633,000 over the same period of 2019.
(2) Service charges on deposit accounts: The decrease for the three and six months ended June 30, 2020, compared to the same periods of 2019, was primarily due to a decrease in overdraft fees of $823,000 and $870,000, respectively. In response to the COVID-19 pandemic, we have seen a shift in customer behavior as there are less merchant transactions and higher deposit balances, in part, due to the federal stimulus provided to consumers and commercial customers, as well as an increase in the national personal savings rate, which reached 23% in May 2020.

(3)
Customer loan swap fees: The decrease for the three and six months ended June 30, 2020, compared to the same periods of 2019, was driven by a change in appetite by the Company for this loan product and structure as interest rates have decreased significantly to historically low levels.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Salaries and employee benefits(1)	$13,627	$13,461	$166	1%	$27,954	$26,439	$1,515	6%
Furniture, equipment and data processing	2,710	2,723	(13)	—%	5,500	5,403	97	2%
Net occupancy costs	1,997	1,639	358	22%	4,000	3,553	447	13%
Consulting and professional fees	1,181	974	207	21%	1,964	1,787	177	10%
Debit card expense	878	883	(5)	(1)%	1,812	1,706	106	6%
Regulatory assessments(2)	299	437	(138)	(32)%	461	909	(448)	(49)%
Amortization of core deposit intangible assets	171	176	(5)	(3)%	341	352	(11)	(3)%
Other real estate owned and collection costs, net(3)	98	409	(311)	(76)%	199	102	97	95%
Other expenses(4)	2,548	3,256	(708)	(22)%	5,839	6,490	(651)	(10)%
Total non-interest expense	$23,509	$23,958	$(449)	(2)%	$48,070	$46,741	$1,329	3%
GAAP efficiency ratio	50.45%	57.58%			53.51%	56.39%
Non-GAAP efficiency ratio	50.13%	57.27%			53.17%	56.07%

(1)
Salaries and employee benefits: The increase for the six months ended June 30, 2020, compared to the same period of 2019, was driven by annual merit cycle, an increase in wages of $219,000 in the second quarter of 2020 for those employees that continued to service our customers as an essential business during the COVID-19 pandemic, an increase in the number of employees and an 8% increase in health insurance-related costs. The increases were partially offset by lower performance-based incentive accruals for the six months ended June 30, 2020, compared to the same period of 2019.

(2)
Regulatory assessments: The decrease for the three and six months ended June 30, 2020 compared to the same periods last year, was driven by the receipt of a Small Bank Assessment Credit from the FDIC, as the FDIC Deposit Insurance Fund ("DIF") reserve ratio exceeded its regulatory limit for the prior assessment periods. As of June 30, 2020, the Company has no remaining Small Bank Assessment Credits, and anticipates its regulatory assessment costs will revert back to historical levels.

(3) Other real estate owned and collection costs (recoveries), net: The decrease for the second quarter of 2020, compared to the second quarter of 2019, was primarily driven by a non-recurring expense in the second quarter of 2019 of $360,000.

(4)
Other expenses: The decrease for the three and six months ended June 30, 2020, compared to the same periods of 2019, was driven by (i) lower employee-related costs, including hiring, training and travel, as employees transitioned to remote working in the second quarter of 2020; and (ii) marketing costs as programs were put on hold in the second quarter of 2020 as we prioritized our response to the COVID-19 pandemic, including the health and safety of our employee and customers. Second quarter 2020 employee-related costs were $392,000 lower than the second quarter of 2019, and $457,000 lower for the six months ended June 30, 2020, compared to the same period of 2019. Second quarter 2020 market costs were $210,000 lower than the second quarter of 2019, and $131,000 lower for the six months ended June 30, 2020, compared to the same period of 2019.

FINANCIAL CONDITION

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities we have designated as AFS and HTM, and common stock of the FHLBB, FRB and certain banks. Investments increased $131.0 million, or 14%, at June 30, 2020 as compared to December 31, 2019. The following is the activity in our investment portfolio:

•	The purchase of $206.5 million of investments in the first six months of 2020 with a weighted-average life of 5.0 years;

•
A net increase in the fair value of the AFS debt securities portfolio of $33.2 million driven by the change in general market conditions, specifically a decrease in long-term interest rates at June 30, 2020, compared to December 31, 2019;

•	Partially offset by paydowns and calls of $108.4 million.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2020 and December 31, 2019, our investment in FHLBB stock totaled $8.1 million and $6.6 million, respectively, and our investment in FRB stock was $5.4 million at each date.

As further described in "– Critical Accounting Policies" and Note 2 of the consolidated financial statements, the Company opted to delay implementation of ASU 2016-13, commonly referred to as "CECL," under the terms provided for within the CARES Act, signed into law in March 2020. The Company will adopt CECL upon the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. As of June 30, 2020, the national emergency for the COVID-19 pandemic has not yet been rescinded, and as such, the Company for the three and six months ended June 30, 2020, assessed its investments for OTTI using the policies and procedures described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company monitors its investments for the presence of OTTI. For debt securities the primary consideration in determining OTTI impairment is whether or not the Bank expects to collect all contractual cash flows. There was no OTTI recorded on investments as of June 30, 2020 or December 31, 2019.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at June 30, 2020, compared to December 31, 2019, remains relatively unchanged and well positioned to provide a stable source of cash flow. At June 30, 2020 and December 31, 2019, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.1 and 4.7 years, respectively. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against a lower rate environment.

Loans
The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 76% of the loan portfolio as of June 30, 2020 and December 31, 2019. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 6%, respectively, of our total loan portfolio as of June 30, 2020 and December 31, 2019. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and on-line residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2020	December 31, 2019	($)	(%)
Commercial real estate	$1,310,985	$1,243,397	$67,588	5%
Commercial	411,225	421,108	(9,883)	(2)%
SBA PPP	218,803	—	218,803	N.M.
HPFC	16,961	21,593	(4,632)	(21)%
Residential real estate	1,054,333	1,070,374	(16,041)	(1)%
Consumer and home equity	313,734	338,551	(24,817)	(7)%
Total loans	$3,326,041	$3,095,023	$231,018	7%
Commercial Loan Portfolio	$1,957,974	$1,686,098	$271,876	16%
Retail Loan Portfolio	$1,368,067	$1,408,925	$(40,858)	(3)%
Commercial Portfolio Mix	59%	54%
Retail Portfolio Mix	41%	46%

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. Under the terms of the SBA PPP, loans issued may be forgiven in part or in full should the borrower meet certain conditions. In this instance, the Company will seek payment for the forgivable portion of the loan from the SBA. Loans made under the SBA PPP may have terms of two to five years, are fully guaranteed by the SBA, and have a fixed rate of 1.0%. For originating the loans, the Company receives an origination fee, paid by the SBA, based on a tiered structure that is dependent on each individual loan size. These fees are to be capitalized as origination fees and earned over the life of the loan in accordance with the Company's policy.

In the second quarter of 2020, we originated 2,919 PPP loans with total funding of $237.0 million. As of June 30, 2020, there were 2,893 PPP loans outstanding with a total recorded investment of $218.8 million, which includes $7.0 million of unearned fees. We anticipate that over the coming months, as borrowers apply for forgiveness, the Company's PPP loans balance will decrease significantly, which will also expedite the recognition of the unearned fees.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial real estate	$432	$1,122
Commercial	699	420
SBA PPP	—	—
HPFC	392	364
Residential real estate	4,664	4,096
Consumer and home equity	2,371	2,154
Total non-accrual loans	8,558	8,156
Accruing loans past due 90 days	—	—
Accruing TDRs not included above	2,874	2,993
Total non-performing loans	11,432	11,149
Other real estate owned	118	94
Total non-performing assets	$11,550	$11,243
Non-accrual loans to total loans	0.26%	0.26%
Non-performing loans to total loans	0.34%	0.36%
ALL to non-performing loans	310.87%	225.77%
Non-performing assets to total assets	0.23%	0.25%
ALL to non-performing assets	307.70%	223.88%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2020, potential problem loans amounted to $1.5 million, or 0.05% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the date indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Accruing loans 30-89 days past due:
Commercial real estate	$1,625	$1,582
Commercial	95	548
SBA PPP	—	—
HPFC	128	243
Residential real estate	4,016	2,227
Consumer and home equity	388	750
Total	$6,252	$5,350
Accruing loans 30-89 days past due to total loans	0.19%	0.17%

COVID-19 Loan Modifications. In March 2020, we began offering temporary debt relief to our business and retail customers impacted by the COVID-19 pandemic, which included providing temporary payment, in full or in part, of principal and/or interest. All loan modifications we made complied with the terms of the CARES Act or bank regulator guidance, and, thus, were not designated or accounted for as TDRs.

Through June 30, 2020, we had modified 2,064 business and retail customer loans to provide temporary debt relief to those impacted by the COVID-19 pandemic. As of June 30, 2020, 1,763 customer loans with total loan balances of $546.7 million, or 16% of total loans, were still operating under the terms of a COVID-19 loan modification. As the original loan modification term matures, we may, at our discretion, extend or modify the loan terms again. With many of the original loan modifications maturing in July 2020, we are currently engaged in discussions with these customers to determine if further payment relief is needed. The terms of those loan modifications will be on a case-by-case basis, and may include an extension of payment deferral in full or in part. As of July 23, 2020, we had agreed to a second COVID-related loan modification for 469 customer loans with total loan balances of $68.1 million.

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2019
(Dollars in thousands)	2020	2019	2020	2019
ALL at the beginning of the period	$26,521	$25,201	$25,171	$24,712	$24,712
Provision for loan losses	9,400	1,175	11,172	1,925	2,862
Charge-offs:
Commercial real estate	21	—	71	65	300
Commercial	420	217	673	453	1,167
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	71
Residential real estate	—	14	96	25	462
Consumer and home equity	43	40	134	64	713
Total charge-offs	484	271	974	607	2,713
Recoveries:
Commercial real estate	3	3	7	7	49
Commercial	63	49	116	111	225
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	—
Residential real estate	21	2	23	4	16
Consumer and home equity	15	4	24	11	20
Total recoveries	102	58	170	133	310
Net charge-offs	382	213	804	474	2,403
ALL at the end of the period	$35,539	$26,163	$35,539	$26,163	$25,171
Components of allowance for credit losses:
Allowance for loan losses	$35,539	$26,163	$35,539	$26,163	$25,171
Liability for unfunded credit commitments	22	14	22	14	21
Balance of allowance for credit losses at end of the period	$35,561	$26,177	$35,561	$26,177	$25,192
Net charge-offs (annualized) to average loans	0.05%	0.03%	0.05%	0.03%	0.08%
Provision for loan losses (annualized) to average loans	1.13%	0.15%	0.46%	0.13%	0.09%
ALL to total loans	1.07%	0.84%	1.07%	0.84%	0.81%
ALL to net charge-offs (annualized)	2,325.85%	3,070.77%	2,210.14%	2,759.81%	1,047.48%

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

We believe the ALL of $35.5 million, or 1.07% of total loans and 310.87% of total non-performing loans, at June 30, 2020 was appropriate given the current economic conditions in our markets, which included consideration of the COVID-19 pandemic and its impact on our customers, local economies, and the condition of the loan portfolio. The impact of the COVID-19 pandemic on a global, national and local level continues to be uncertain at this time, though we expect it will likely result in overall credit quality deterioration, particularly within certain industries more susceptible to the impact of COVID-19, which we believe to include lodging, senior living and care facilities, restaurants, and travel and recreation, which made up

13% of total loans as of June 30, 2020. Should credit quality, or factors known to affect credit quality, deteriorate in future periods and/or the Company experience elevated net charge-offs, we would anticipate a corresponding increase in the ALL and provision for loan losses.

Goodwill
In the first quarter of 2020, we assessed whether the COVID-19 pandemic and its impact on the global, national and local markets and economy, including the Company's share price, created a triggering event that required assessment of the Company's goodwill for impairment in an interim period. As of March 31, 2020, we had determined that a triggering event had not yet occurred.

Given the sustained impact of the COVID-19 pandemic in the second quarter, including its impact on the economy and capital markets, including the Company's stock price, we concluded that a triggering event had occurred, and, thus, an interim goodwill impairment assessment was performed. A quantitative assessment was performed, using various valuation methodologies, as of May 31, 2020. Through the assessment we concluded that the indicated fair value of the reporting unit exceeded its book value, and, thus goodwill was not impaired as of May 31, 2020. At June 30, 2020, we determined there were no new events or information that would materially change our quantitative analysis that was performed as of May 31, 2020.

Liabilities and Shareholders’ Equity.
Deposits. Total deposits increased $458.6 million, or 13%, since December 31, 2019, to $4.0 billion at June 30, 2020. For the six months ended June 30, 2020, checking account balances grew $355.8 million, or 21%, and savings and money market balances grew $159.4 million, or 14%. The increase in deposits was driven by various factors in response to the COVID-19 pandemic, including the federal government stimulus programs and a shift in consumer habits as the national personal savings rate reached 23% in May 2020.

The Company's loan-to-deposit ratio was 83% at June 30, 2020, compared to 87% at December 31, 2019.

Borrowings. Total borrowings decreased $7.6 million, or 2%, since December 31, 2019 to $330.2 million at June 30, 2020. The Company continues to primarily use short-term borrowings to supplement funding in the current low interest rate environment. During the six months ended June 30, 2020, we locked-in $125.0 million of long-term funding at interest rates below 1% through a five-year $25.0 million FHLBB borrowing and two $50.0 million interest rate swaps for three- and ten-year funding. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments" and Note 8 of the consolidated financial statements for further discussion.

Shareholders' Equity. In January 2020, the Company's Board of Directors authorized the purchase of up to 750,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2019. In the first quarter of 2020, we repurchased 217,031 shares of the Company's common stock at a weighted average price of $36.74 per share, before suspending our repurchase program on March 20, 2020, as our strategy shifted from earnings generation to capital preservation during the COVID-19 pandemic. We will continue to evaluate our use of the share repurchase program as the impact and our response to the COVID-19 pandemic develops.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2019
	2020	2019	2020	2019
Financial Ratios
Average equity to average assets	10.25%	10.40%	10.47%	10.29%	10.43%
Common equity ratio	10.21%	10.52%	10.21%	10.52%	10.69%
Tangible common equity ratio(1)	8.41%	8.49%	8.41%	8.49%	8.66%
Dividend payout ratio	45.21%	35.29%	40.74%	34.09%	33.24%
Per Share Data
Book value per share	$33.85	$30.26	$33.85	$30.26	$31.26
Tangible book value per share(1)	27.31	23.88	27.31	23.88	24.77
Dividends declared per share	0.33	0.30	0.66	0.60	1.23
(1) Please refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2020 and December 31, 2019, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2020, average deposits (excluding brokered deposits) of $3.5 billion increased $386.5 million, or 12%, compared to the same period last year. Average core deposits (non-GAAP) of $3.0 billion for the six months ended June 30, 2020, increased $352.2 million, or 13%, compared to the same period a year ago. Included within our average money market deposits for the six months ended June 30, 2020 and 2019, were $86.6 million and $67.8 million, respectively, of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2020, average total borrowings (including brokered deposits) decreased $148.5 million, or 21%, to $571.6 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $60.0 million as of June 30, 2020. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 18, 2020.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $506.5 million and $473.4 million at June 30, 2020 and December 31, 2019, respectively, which amounted to 10% and 11% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the six months ended June 30, 2020.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $9.9 million and $9.3 million for the six months ended June 30, 2020 and 2019, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2020 and 2019, the Bank declared dividends payable to the Company in the amount of $14.4 million. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At June 30, 2020 and December 31, 2019, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET COMMITMENTS

Off-Balance Sheet Financial Instruments

Credit Commitments and Standby Letters of Credit. In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve varying degrees of credit risk in excess of the amount recognized in the consolidated statements of condition. We follow the same credit policies in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments, including requiring similar collateral or other security to support financial instruments with credit risk. Our exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Many of the commitments will expire without being drawn upon, and thus, the total amount does not necessarily represent future cash requirements. In the event of nonperformance by the borrower, we are entitled to underlying collateral, as applicable, which generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate.

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

Refer to Notes 7 and 8 of the consolidated financial statements for additional details.

At June 30, 2020, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$687,915	$301,269	$63,020	$20,280	$303,346
Standby letters of credit	5,046	2,305	1,719	—	1,022
Customer loan swaps - notional value	801,868	2,238	73,912	75,309	650,409
Interest rate swap on loans - notional value	100,000	—	—	100,000	—
Interest rate swaps on borrowings - notional value	100,000	—	50,000	—	50,000
Fixed-rate mortgage interest rate lock commitments - notional value	104,052	104,052	—	—	—
Junior subordinated debt interest rate swaps - notional value	43,000	—	10,000	—	33,000
Forward delivery commitments - notional value	35,909	35,909	—	—	—
Total	$1,877,790	$445,773	$198,651	$195,589	$1,037,777

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At June 30, 2020, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$16,206	$1,381	$2,672	$2,334	$9,819
Finance leases	7,888	305	618	628	6,337
FHLBB advances less than 90 days	50,000	50,000	—	—	—
FHLBB advances - other	25,000	—	—	25,000	—
Retail repurchase agreements	195,998	195,998	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,900	—	—	—	14,900
Other contractual obligations	1,386	1,386	—	—	—
Total	$355,709	$249,070	$3,290	$27,962	$75,387

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group to develop and oversee the Company’s response. The Pandemic Work Group has: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated temporary loan relief programs; (vi) rolled out the SBA Paycheck Protection Program; (vii) developed our branch network plan, including determinations of which branches should be closed in order to best allocate resources; and (viii) developed a plan for, and oversaw the re-opening of branches throughout June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers. In addition, the Pandemic Work Group is currently formulating the Company's short- and long-term strategy for returning its employees that continue to work remotely back to its locations safely in compliance with health officials' guidelines.

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

Other than as described above, for the three and six months ended June 30, 2020, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Company's risk management.

For the three and six months ended June 30, 2020, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the addition of the Pandemic Work Group described above. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Company's risk management.

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

As of June 30, 2020 and 2019, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2020	June 30, 2019
Year 1
+200 basis points	0.28%	(0.49)%
-100 basis points	0.55%	(0.47)%
Year 2
+200 basis points	6.04%	5.10%
-100 basis points	(4.44)%	(2.81)%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. Furthermore, this sensitivity analysis may not represent the full magnitude of interest rate shocks, because Federal Funds and Treasury yields are floored at 0.01%, and Prime is floored at 3.00%. The COVID-19 pandemic has driven significant economic and interest rate contraction over recent months, and the future state of the economy remains to be highly uncertain at this time. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and non-performing asset levels. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

If rates remain at or near current levels, net interest income is projected to decrease. Asset cash flows reprice and replace into the low rate environment, and are more than offset by the positive impact of funding cost reductions, causing balance sheet spread to tighten. If rates decrease 100 basis points, net interest income is projected to trend slightly above current levels as funding cost reductions mitigate asset yield pressure. In the second year, net interest income is projected to continue to decrease as loans and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds is exhausted. If rates increase 200 basis points, net interest income is projected to increase slightly in the first year due to asset yields outpacing funding cost increases. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases subside.

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

Although a significant number of our employees began working from home in mid-March 2020 as a result of the COVID-19 pandemic, we have concluded that these changes in work arrangements did not have a material effect on our internal controls over financial reporting during the second quarter. There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Although economies began to re-open in the second quarter of 2020, many of the circumstances to which the COVID-19 pandemic contributed persisted at the end of the second quarter, including (i) significant volatility in financial markets; (ii) heightened credit risks and increased instances of defaults in many industries, including hospitality, transportation and commercial real estate; (iii) significant reductions in the targeted Federal Funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter of 2020, and may be reduced to below zero if the Federal Reserve determines economic conditions warrant); and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Many of our counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides. In addition, our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, or if we are unable to keep our branches open because of, or risk of, infection. Although we have re-opened our branches with limited operating hours, the resurgence of COVID-19 cases in parts of the U.S. has resulted in stricter lock-down measures being re-imposed in affected areas. A resurgence of COVID-19 cases in Maine could result in us being required to close our branches or restrict our branch operations. In addition, depending on the duration and severity of the pandemic going forward, and the effects of the pandemic on our customers, these conditions could continue for an extended period and other adverse developments may occur.

In response to the pandemic and to support our customers, we have provided temporary debt payment relief to business and retail borrowers. As of July 23, 2020, there were 1,201 total loans still on deferment with a total recorded investment balance of $351.0 million, which included 469 loans that had sought and received a second loan deferment with a total recorded investment balance of $68.1 million. We are currently engaged in discussions with many loan customers to determine if further payment relief is needed. Payment deferrals under these programs may adversely affect our revenue and results of operations. In addition, if such measures are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.

Certain industries to which the Company has credit exposure, including lodging, senior living and care facilities, restaurants, and travel and recreation, have experienced, and may continue to experience, significant operational challenges as a result of COVID-19. While we have not yet experienced higher credit line draws from our customers to support their liquidity and working capital needs, the operation challenges stemming from COVID-19 may result in a number of our customers making higher than usual credit line draws in the future, which could negatively affect our liquidity if current economic conditions persist. Also, while we have not yet experienced elevated levels of non-performing assets, the negative effects of COVID-19 may cause our business and consumer customers to be unable to pay their loans as they come due or may decrease the value of collateral, which we expect would cause significant increases in our credit losses.

Until the pandemic subsides, we may experience reduced revenues from our lending businesses, and increased credit losses in our lending portfolios, as well as recognize the possibility for an increase in credit line utilization. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.

Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

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
101*
iXBRL (Inline eXtensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 10, 2020
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory A. White	August 10, 2020
Gregory A. White	Date
Chief Financial Officer and Principal Financial & Accounting Officer