Form 10-Q
period 2020-09-30
CAMDEN NATIONAL CORP
filed 2020-11-05
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 29, 2020:  Common stock (no par value) 14,916,644 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$42,119	$39,586
Interest-bearing deposits in other banks (including restricted cash)	304,270	36,050
Total cash, cash equivalents and restricted cash	346,389	75,636
Investments:
Available-for-sale securities, at fair value (book value of $1,070,479 and $913,978, respectively)	1,107,069	918,118
Held-to-maturity securities, at amortized cost (fair value of $1,403 and $1,359, respectively)	1,298	1,302
Other investments	13,345	13,649
Total investments	1,121,712	933,069
Loans held for sale, at fair value (book value of $37,301 and $11,915, respectively)	37,935	11,854
Loans	3,274,842	3,095,023
Less: allowance for loan losses	(36,414)	(25,171)
Net loans	3,238,428	3,069,852
Goodwill	94,697	94,697
Core deposit intangible assets	3,014	3,525
Bank-owned life insurance	94,262	92,344
Premises and equipment, net	40,517	41,836
Deferred tax assets	11,195	16,823
Other assets	165,644	89,885
Total assets	$5,153,793	$4,429,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$800,582	$552,590
Interest checking	1,419,544	1,153,203
Savings and money market	1,306,868	1,119,193
Certificates of deposit	405,434	521,752
Brokered deposits	291,616	191,005
Total deposits	4,224,044	3,537,743
Short-term borrowings	210,055	268,809
Long-term borrowings	25,000	10,000
Subordinated debentures	59,306	59,080
Accrued interest and other liabilities	117,866	80,474
Total liabilities	4,636,271	3,956,106
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,917,344 and 15,144,719 shares on September 30, 2020 and December 31, 2019, respectively	130,988	139,103
Retained earnings	366,959	340,580
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale debt securities, net of tax	28,724	3,250
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(6,078)	(6,048)
Net unrecognized loss on postretirement plans, net of tax	(3,071)	(3,470)
Total accumulated other comprehensive income (loss)	19,575	(6,268)
Total shareholders’ equity	517,522	473,415
Total liabilities and shareholders’ equity	$5,153,793	$4,429,521

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$33,025	$36,207	$100,190	$108,020
Taxable interest on investments	4,480	4,794	14,241	14,729
Nontaxable interest on investments	823	675	2,438	1,943
Dividend income	163	158	498	562
Other interest income	176	686	691	1,712
Total interest income	38,667	42,520	118,058	126,966
Interest Expense
Interest on deposits	2,899	8,963	12,953	26,542
Interest on borrowings	394	801	1,591	2,660
Interest on subordinated debentures	893	833	2,668	2,373
Total interest expense	4,186	10,597	17,212	31,575
Net interest income	34,481	31,923	100,846	95,391
Provision for credit losses	987	730	12,160	2,647
Net interest income after provision for credit losses	33,494	31,193	88,686	92,744
Non-Interest Income
Mortgage banking income, net	4,664	2,668	12,889	5,662
Debit card income	2,627	2,432	7,159	6,723
Service charges on deposit accounts	1,606	1,970	4,955	6,202
Income from fiduciary services	1,504	1,444	4,609	4,381
Brokerage and insurance commissions	755	625	2,034	1,942
Bank-owned life insurance	615	613	1,918	1,810
Customer loan swap fees	51	109	222	919
Net gain on sale of securities	—	1	—	28
Other income	874	877	2,373	2,498
Total non-interest income	12,696	10,739	36,159	30,165
Non-Interest Expense
Salaries and employee benefits	13,739	13,604	41,693	40,043
Furniture, equipment and data processing	3,076	2,708	8,576	8,111
Net occupancy costs	1,785	1,710	5,785	5,263
Consulting and professional fees	913	892	2,877	2,679
Debit card expense	972	960	2,784	2,666
Regulatory assessments	510	182	971	1,091
Amortization of core deposit intangible assets	170	177	511	529
Other real estate owned and collection costs, net	71	251	270	353
Other expenses	3,985	3,264	9,824	9,754
Total non-interest expense	25,221	23,748	73,291	70,489
Income before income tax expense	20,969	18,184	51,554	52,420
Income Tax Expense	4,194	3,696	10,346	10,455
Net Income	$16,775	$14,488	$41,208	$41,965
Per Share Data
Basic earnings per share	$1.12	$0.94	$2.74	$2.70
Diluted earnings per share	$1.11	$0.94	$2.73	$2.70
Weighted average number of common shares outstanding	14,961,465	15,339,093	15,008,004	15,482,765
Diluted weighted average number of common shares outstanding	15,001,047	15,381,928	15,044,427	15,522,501
Cash dividends declared per share	$0.33	$0.30	$0.99	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net Income	$16,775	$14,488	$41,208	$41,965
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities, net of tax	(586)	3,572	25,474	25,310
Net change in unrealized loss on cash flow hedging derivatives, net of tax	672	(41)	(30)	(1,918)
Net gain on postretirement plans, net of tax	133	49	399	145
Other comprehensive income	219	3,580	25,843	23,537
Comprehensive Income	$16,994	$18,068	$67,051	$65,502

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2019	15,457,480	$151,801	$320,421	$(4,463)	$467,759
Net income	—	—	14,488	—	14,488
Other comprehensive income, net of tax	—	—	—	3,580	3,580
Stock-based compensation expense	—	429	—	—	429
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	4,858	51	—	—	51
Common stock repurchased	(237,435)	(10,066)	—	—	(10,066)
Cash dividends declared ($0.30 per share)	—	—	(4,569)	—	(4,569)
Balance at September 30, 2019	15,224,903	$142,215	$330,340	$(883)	$471,672
Balance at June 30, 2020	14,963,041	$131,981	$355,130	$19,356	$506,467
Net income	—	—	16,775	—	16,775
Other comprehensive income, net of tax	—	—	—	219	219
Stock-based compensation expense	—	422	—	—	422
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	2,218	(13)	—	—	(13)
Common stock repurchased	(47,915)	(1,402)	—	—	(1,402)
Cash dividends declared ($0.33 per share)	—	—	(4,946)	—	(4,946)
Balance at September 30, 2020	14,917,344	$130,988	$366,959	$19,575	$517,522

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment upon adoption of ASU 2016-02(1)	—	—	254	—	254
Net income	—	—	41,965	—	41,965
Other comprehensive income, net of tax	—	—	—	23,537	23,537
Stock-based compensation expense	—	1,364	—	—	1,364
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	37,202	(190)	—	—	(190)
Common stock repurchased	(404,213)	(17,174)	—	—	(17,174)
Cash dividends declared ($0.90 per share)	—	—	(13,909)	—	(13,909)
Balance at September 30, 2019	15,224,903	$142,215	$330,340	$(883)	$471,672
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Net income	—	—	41,208	—	41,208
Other comprehensive income, net of tax	—	—	—	25,843	25,843
Stock-based compensation expense	—	1,373	—	—	1,373
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	37,571	(113)	—	—	(113)
Common stock repurchased	(264,946)	(9,375)	—	—	(9,375)
Cash dividends declared ($0.99 per share)	—	—	(14,829)	—	(14,829)
Balance at September 30, 2020	14,917,344	$130,988	$366,959	$19,575	$517,522
(1)    Effective January 1, 2019, the Company adopted ASU 2016-02, Leases, on a modified-retrospective basis.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating Activities
Net Income	$41,208	$41,965
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Originations of mortgage loans held for sale	(475,131)	(176,782)
Proceeds from the sale of mortgage loans	460,130	168,394
Gain on sale of mortgage loans, net of origination costs	(10,385)	(3,928)
Provision for credit losses	12,160	2,647
Depreciation and amortization expense	2,850	2,889
Investment securities amortization and accretion, net	3,115	2,148
Stock-based compensation expense	1,373	1,364
Amortization of core deposit intangible assets	511	529
Purchase accounting accretion, net	(924)	(1,180)
Net increase in derivative collateral posted	(30,250)	(26,630)
Increase in other assets	(10,088)	(1,799)
Decrease in other liabilities	(501)	(6,767)
Net cash (used in) provided by operating activities	(5,932)	2,850
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	181,489	247,991
Purchase of available-for-sale securities	(341,100)	(220,696)
Net increase in loans	(180,174)	(85,817)
Purchase of Federal Home Loan Bank stock	(9,231)	(4,340)
Proceeds from sale of Federal Home Loan Bank stock	9,535	7,463
Purchase of premises and equipment	(2,591)	(2,378)
Recoveries of previously charged-off loans	352	228
Proceeds from the sale of other real estate owned	110	554
Net cash used in investing activities	(341,610)	(56,995)
Financing Activities
Net increase in deposits	686,314	153,539
Net (repayments of) proceeds from borrowings less than 90 days	(58,754)	2,586
Proceeds from Federal Home Loan Bank long-term advances	25,000	—
Repayments of Federal Home Loan Bank long-term advances	(10,000)	—
Common stock repurchases	(9,140)	(17,174)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(113)	(190)
Cash dividends paid on common stock	(14,907)	(14,004)
Finance lease payments	(105)	(79)
Net cash provided by financing activities	618,295	124,678
Net increase in cash, cash equivalents and restricted cash	270,753	70,533
Cash, cash equivalents, and restricted cash at beginning of period	75,636	66,999
Cash, cash equivalents and restricted cash at end of period	$346,389	$137,532
Supplemental information
Interest paid	$17,778	$31,402
Income taxes paid	10,689	9,785
Transfer from loans and premises to other real estate owned	24	543
Unsettled common stock repurchase	235	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2020 and December 31, 2019, the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC"), Property A, Inc. and Property P, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2020, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset/Liability Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated other comprehensive income (loss)	LTIP:	Long-Term Performance Share Plan
ASC:	Accounting Standards Codification	Management ALCO:	Management Asset/Liability Committee
ASU:	Accounting Standards Update	MBS:	Mortgage-backed security
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSPP:	Management Stock Purchase Plan
BOLI:	Bank-owned life insurance	N/A:	Not applicable
Board ALCO:	Board of Directors' Asset/Liability Committee	N.M.:	Not meaningful
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CDs:	Certificate of deposits	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OREO:	Other real estate owned
CMO:	Collateralized mortgage obligation	OTTI:	Other-than-temporary impairment
DCRP:	Defined Contribution Retirement Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SBA PPP	U.S. Small Business Administration Paycheck Protection Program
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	Tax Act:	Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017
FHLB:	Federal Home Loan Bank	TDR:	Troubled-debt restructured loan
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston	2003 Plan:	2003 Stock Option and Incentive Plan
GAAP:	Generally accepted accounting principles in the United States	2012 Plan:	2012 Equity and Incentive Plan
HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2020

The Company adopted and updated its accounting policy for the following accounting standard(s) that became effective January 1, 2020, and were applied to the Company's interim consolidated financial statements for the three and nine months ended September 30, 2020:

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

In the second quarter of 2020, the Company determined that the COVID-19 pandemic and its impact on global, national and local markets and economy, as well as its impact on the Company's year-to-date consolidated financial results, was a "triggering event" in accordance with ASC 350-20, Goodwill, and an interim goodwill impairment assessment was completed. A quantitative assessment was performed using various valuation methodologies as of May 31, 2020. Through its assessment, the Company concluded that the indicated fair value of the reporting unit exceeded its book value, and, thus goodwill was not impaired as of May 31, 2020. As of June and September 30, 2020, the Company considered whether there were any new events or information that would materially change its quantitative analysis performed as of May 31, 2020, and there were none.

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

On March 27, 2020, the Coronavirus, Relief, and Economic Security Act ("CARES Act") was signed into law in response to the COVID-19 pandemic. Under Section 4014 of the CARES Act, the Company was permitted to delay its compliance with CECL until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 ("National Emergency") terminates, or (2) December 31, 2020. The Company opted to delay its compliance with CECL so it could devote its resources to serve its customers impacted by the pandemic and support the roll-out of the various federal relief programs introduced by the CARES Act. As the National Emergency was not terminated prior to September 30, 2020, the Company will adopt CECL on December 31, 2020, using a modified-retrospective approach as of January 1, 2020 which is the original effective date of the standard for the Company, and will record a cumulative-effect adjustment to retained earnings.

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

The Company has completed the development of its process for estimation of the allowance for loan losses and off-balance sheet exposures in accordance with CECL. To estimate the allowance for loan losses, the Company will primarily utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. To estimate the off-balance sheet credit exposures, which are primarily unfunded loan commitments, the Company will apply certain assumptions, including, but not limited to, a funding assumption and expected loss rate.

The Company estimates that as of September 30, 2020, assuming adoption of CECL as of January 1, 2020, its ACL, which includes the allowance for loan losses and off-balance sheet exposures, would have been $39.0 million to $43.0 million, or 1.19% to 1.31% of total loans at September 30, 2020. The Company estimates that as of December 31, 2019, its ACL, assuming adoption of CECL, would have been $27.0 million to $31.0 million, or 0.87% to 1.00% of total loans at December 31, 2019. Based on these ACL estimates, the Company's provision for credit losses under CECL for the nine months ended September 30, 2020, would range from $9.0 million to $17.0 million, as compared to a provision for credit losses recorded under the incurred methodology of $12.2 million for the nine months ended September 30, 2020.

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

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform ("ASU 2020-04"). The FASB issued ASU 2020-04 to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that are affected by reference rate reform, if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, with adoption permitted prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company, which has not yet adopted the amendments in this update, has assembled a cross-functional project team that is currently reviewing contracts and existing processes in order to assess the risks and potential impact to the Company of the transition away from LIBOR to a new reference rate.

NOTE 3 – INVESTMENTS

AFS and HTM Investments

The following table summarizes the amortized cost and estimated fair values of AFS and HTM investments, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$120,636	$7,055	$(78)	$127,613
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	549,930	19,036	(864)	568,102
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	389,382	11,313	(129)	400,566
Subordinated corporate bonds	10,531	313	(56)	10,788
Total AFS investments	$1,070,479	$37,717	$(1,127)	$1,107,069
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,298	$105	$—	$1,403
Total HTM investments	$1,298	$105	$—	$1,403
December 31, 2019
AFS Investments (carried at fair value):
Obligations of states and political subdivisions	$115,632	$2,779	$(328)	$118,083
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	462,593	3,398	(2,605)	463,386
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,200	3,183	(2,478)	325,905
Subordinated corporate bonds	10,553	191	—	10,744
Total AFS investments	$913,978	$9,551	$(5,411)	$918,118
HTM Investments (carried at amortized cost):
Obligations of states and political subdivisions	$1,302	$57	$—	$1,359
Total HTM investments	$1,302	$57	$—	$1,359

The net unrealized gain on AFS investments reported within AOCI at September 30, 2020, was $28.7 million, net of a deferred tax liability of $7.9 million. The net unrealized gain on AFS investments reported within AOCI at December 31, 2019, was $3.3 million, net of a deferred tax liability of $890,000.

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

The following table presents the estimated fair values and gross unrealized losses on AFS and HTM investments that were in a continuous loss position that was considered temporary, by length of time that an individual security in each category has been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
AFS Investments:
Obligations of states and political subdivisions	1	$2,441	$(78)	$—	$—	2,441	$(78)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	14	59,434	(858)	1,004	(6)	$60,438	(864)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	8	33,046	(129)	—	—	33,046	(129)
Subordinated corporate bonds	3	2,944	(56)	—	—	$2,944	(56)
Total AFS investments	26	$97,865	$(1,121)	$1,004	$(6)	$98,869	$(1,127)
December 31, 2019
AFS Investments:
Obligations of states and political subdivisions	11	$30,459	$(328)	$—	$—	$30,459	$(328)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	59	162,964	(1,850)	63,633	(755)	226,597	(2,605)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	35	66,549	(733)	68,614	(1,745)	135,163	(2,478)
Total AFS investments	105	$259,972	$(2,911)	$132,247	$(2,500)	$392,219	$(5,411)

At September 30, 2020 and December 31, 2019, unrealized losses within the AFS and HTM investment portfolios were reflective of current interest rates in excess of the yield received on debt investments, and were not indicative of an overall change in credit quality or other factors. At September 30, 2020 and December 31, 2019, gross unrealized losses on the Company's AFS and HTM investments were 1% of their respective fair values.

At September 30, 2020, the Company had the intent and ability to retain its debt investments in an unrealized loss position until the decline in value has recovered.

Sale of AFS Investments:
The following table details the Company's sales of AFS investments for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Proceeds from sales of investments(1)	$—	$97,042	$—	$142,868
Gross realized gains	—	1,015	—	1,386
Gross realized losses	—	(1,014)	—	(1,358)
(1) The Company had not previously recorded any OTTI on these investments sold.

AFS and HTM Investments Pledged:
At September 30, 2020 and December 31, 2019, AFS and HTM investments with an amortized cost of $597.7 million and $709.0 million and estimated fair values of $622.6 million and $712.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Contractual Maturities:
The amortized cost and estimated fair values of the Company's AFS and HTM investments by contractual maturity at September 30, 2020, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
AFS Investments
Due in one year or less	$4,415	$4,448
Due after one year through five years	64,310	66,551
Due after five years through ten years	229,933	244,118
Due after ten years	771,821	791,952
Total	$1,070,479	$1,107,069
HTM Investments
Due in one year or less	$—	$—
Due after one year through five years	510	547
Due after five years through ten years	788	856
Due after ten years	—	—
Total	$1,298	$1,403

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
September 30, 2020
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	6,297	—	—	6,297
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$12,215	$1,130	$—	$13,345
December 31, 2019
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	6,601	—	—	6,601
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$12,519	$1,130	$—	$13,649

For the three months ended September 30, 2020 and 2019, the Company recognized an unrealized loss of $0 and $22,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income. For the nine months ended September 30, 2020 and 2019, the Company recognized an unrealized gain of $0 and $62,000, respectively, due to the change in fair value of its bank stock equity securities, which was presented within other income on the consolidated statements of income.

The Company did not record any OTTI on its FHLBB and FRB stock for the three and nine months ended September 30, 2020 and 2019.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Commercial Loans:
Commercial real estate	$1,333,733	$1,243,397
Commercial	360,629	421,108
SBA PPP	223,838	—
HPFC	14,919	21,593
Total commercial loans	1,933,119	1,686,098
Retail Loans:
Residential real estate	1,044,103	1,070,374
Home equity	274,743	312,779
Consumer	22,877	25,772
Total retail loans	1,341,723	1,408,925
Total loans	$3,274,842	$3,095,023

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Net unamortized fair value mark discount on acquired loans	$(1,667)	$(2,593)
Net unamortized loan (fees) origination costs(1)	(2,439)	3,111
Total	$(4,106)	$518
(1)    The change in net unamortized loan (fees) origination costs from December 31, 2019 to September 30, 2020, was primarily driven by origination fees capitalized upon origination of SBA PPP loans during the second and third quarters of 2020. As of September 30, 2020, unamortized loan fees on originated SBA PPP loans were $5.4 million.

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

The Company participated in SBA PPP funding to qualifying businesses in the second and third quarter of 2020. Through September 30, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. This program provided qualifying businesses a specialized low-interest loan by the U.S. Treasury Department and is administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits.

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At September 30, 2020 and December 31, 2019, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

The ALL is management’s best estimate of the inherent risk of loss in the Company’s loan portfolio as of the consolidated statement of condition date. Management makes various assumptions and judgments about the collectability of the loan portfolio and provides an allowance for potential losses based on a number of factors including historical losses. If those assumptions are incorrect, the ALL may not be sufficient to cover losses and may cause an increase in the allowance in the future. Among the factors that could affect the Company’s ability to collect loans and require an increase to the allowance in the future are: (i) financial condition of borrowers; (ii) real estate market changes; (iii) state, regional, and national economic conditions, including consideration of the effect and impact of the COVID-19 pandemic; and (iv) a requirement by federal and state regulators to increase the provision for loan losses or recognize additional charge-offs. The Company has accounted for the estimated impact of the COVID-19 pandemic on its loan portfolio as of September 30, 2020 through adjustments to its economic qualitative factor ("Q-factor"), based on available information, as the Company has not yet experienced any significant COVID-19 credit deterioration through September 30, 2020.

As discussed in Note 2, the Company did not adopt ASU 2016-04, commonly referred to as "CECL", during the nine months ended September 30, 2020. The Company's ALL, as presented, has been determined in accordance with its policies and procedures described within its Annual Report on Form 10-K for the year ended December 31, 2019.

As of and for the three and nine months ended September 30, 2020, the Company has disclosed SBA PPP loans as a standalone loan segment, separate from the Company's commercial loan segment, as the credit risk profiles differ. Refer to discussion of each loan segment's risk characteristics below for further details. There were no other significant changes to the Company's ALL methodology during the three or nine months ended September 30, 2020.

The Board of Directors monitors credit risk through: (i) the Directors' Loan Review Committee, which reviews large credit exposures, monitors the external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ALL methodology under the incurred loss accounting methodology for March 31, 2020 and periods prior to; and (ii) the Audit Committee, which, effective June 30, 2020, has approval authority and oversight responsibility for ALL adequacy and methodology. The change in governance structure for the ALL methodology was done to align with the governance structure that will exist upon implementation of CECL on December 31, 2020, effective retrospectively as of January 1, 2020.

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the PPP have terms of two or five years and are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. PPP loans were originated under the guidance of the SBA, which has been subject to change.
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

Home Equity. Home equity loans and lines of credit are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

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

The following tables present the activity in the ALL and select loan information by portfolio segment for the periods indicated:

(In thousands)	Commercial Real Estate	Commercial	SBA PPP	HPFC	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three and Nine Months Ended September 30, 2020
ALL for the three months ended:
Beginning balance	$18,386	$4,679	$113	$170	$8,603	$3,084	$504	$35,539
Loans charged off	(33)	(184)	—	—	(25)	(10)	(55)	(307)
Recoveries	3	139	—	—	4	—	36	182
Provision (credit)(1)	1,173	(246)	2	(21)	124	(51)	19	1,000
Ending balance	$19,529	$4,388	$115	$149	$8,706	$3,023	$504	$36,414
ALL for the nine months ended:
Beginning balance	$12,414	$3,769	$—	$216	$5,842	$2,423	$507	$25,171
Loans charged off	(104)	(857)	—	—	(121)	(61)	(138)	(1,281)
Recoveries	10	255	—	—	27	4	56	352
Provision (credit)(1)	7,209	1,221	115	(67)	2,958	657	79	12,172
Ending balance	$19,529	$4,388	$115	$149	$8,706	$3,023	$504	$36,414
ALL balance attributable to loans:
Individually evaluated for impairment	$36	$—	$—	$—	$371	$87	$—	$494
Collectively evaluated for impairment	19,493	4,388	115	149	8,335	2,936	504	35,920
Total ending ALL	$19,529	$4,388	$115	$149	$8,706	$3,023	$504	$36,414
Loans:
Individually evaluated for impairment	$460	$171	$—	$—	$3,128	$365	$—	$4,124
Collectively evaluated for impairment	1,333,273	360,458	223,838	14,919	1,040,975	274,378	22,877	3,270,718
Total ending loans balance	$1,333,733	$360,629	$223,838	$14,919	$1,044,103	$274,743	$22,877	$3,274,842
At or For The Three and Nine Months Ended September 30, 2019
ALL for the three months ended:
Beginning balance	$12,152	$4,107	$—	$280	$6,249	$2,992	$383	$26,163
Loans charged off	(92)	(183)	—	(11)	(411)	(348)	(258)	(1,303)
Recoveries	34	56	—	—	2	—	3	95
Provision (credit)(1)	(18)	124	—	(32)	382	132	145	733
Ending balance	$12,076	$4,104	$—	$237	$6,222	$2,776	$273	$25,688
ALL for the nine months ended:
Beginning balance	$11,654	$3,620	$—	$337	$6,071	$2,796	$234	$24,712
Loans charged off	(157)	(636)	—	(11)	(436)	(392)	(278)	(1,910)
Recoveries	41	167	—	—	6	—	14	228
Provision (credit)(1)	538	953	—	(89)	581	372	303	2,658
Ending balance	$12,076	$4,104	$—	$237	$6,222	$2,776	$273	$25,688
ALL balance attributable to loans:
Individually evaluated for impairment	$29	$303	$—	$—	$337	$69	$—	$738
Collectively evaluated for impairment	12,047	3,801	—	237	5,885	2,707	273	24,950
Total ending ALL	$12,076	$4,104	$—	$237	$6,222	$2,776	$273	$25,688
Loans:
Individually evaluated for impairment	$406	$646	$—	$—	$3,880	$585	$—	$5,517
Collectively evaluated for impairment	1,255,113	421,108	—	23,712	1,058,018	322,979	24,187	3,105,117
Total ending loans balance	$1,255,519	$421,754	$—	$23,712	$1,061,898	$323,564	$24,187	$3,110,634

(In thousands)	Commercial Real Estate	Commercial	SBA PPP	HPFC	Residential Real Estate	Home Equity	Consumer	Total
At or For The Year Ended December 31, 2019
ALL:
Beginning balance	$11,654	$3,620	$—	$337	$6,071	$2,796	$234	$24,712
Loans charged off	(300)	(1,167)	—	(71)	(462)	(412)	(301)	(2,713)
Recoveries	49	225	—	—	16	1	19	310
Provision (credit)(1)	1,011	1,091	—	(50)	217	38	555	2,862
Ending balance	$12,414	$3,769	$—	$216	$5,842	$2,423	$507	$25,171
ALL balance attributable to loans:
Individually evaluated for impairment	$30	$—	$—	$—	$364	$69	$—	$463
Collectively evaluated for impairment	12,384	3,769	—	216	5,478	2,354	507	24,708
Total ending ALL	$12,414	$3,769	$—	$216	$5,842	$2,423	$507	$25,171
Loans:
Individually evaluated for impairment	$402	$319	$—	$—	$3,384	$373	$—	$4,478
Collectively evaluated for impairment	1,242,995	420,789	—	21,593	1,066,990	312,406	25,772	3,090,545
Total ending loans balance	$1,243,397	$421,108	$—	$21,593	$1,070,374	$312,779	$25,772	$3,095,023
(1)     The provision (credit) for loan losses excludes any impact for the change in the reserve for unfunded commitments, which represents management's estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused lines of credit. The reserve for unfunded commitments is presented within accrued interest and other liabilities on the consolidated statements of condition. At September 30, 2020 and 2019, and December 31, 2019, the reserve for unfunded commitments was $9,000, $11,000 and $21,000, respectively.

The following reconciles the provision for loan losses to the provision for credit losses as presented on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2019
(In thousands)	2020	2019	2020	2019
Provision for loan losses	$1,000	$733	$12,172	$2,658	$2,862
Change in reserve for unfunded commitments	(13)	(3)	(12)	(11)	(1)
Provision for credit losses	$987	$730	$12,160	$2,647	$2,861

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of September 30, 2020, the Company's total exposure to the lessors of nonresidential buildings' industry was 13% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2020.

COVID-19 Loan Deferral Program:
In response to the COVID-19 pandemic, the Company worked with businesses and consumers to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. For loans temporarily modified due to the COVID-19 pandemic, under the CARES Act and regulatory guidance, the Company may apply the following accounting treatment in this order:
1.The Company may account for a loan modification in accordance with Section 4013 of the CARES Act if the loan modification (i) meets the criteria set forth in Section 4013 of the CARES Act and (ii) the Company elects to apply Section 4013 of the CARES Act. Section 4013 of the CARES Act suspended TDR designation for loan modifications related to the COVID-19 pandemic. In order for the loan modification to qualify under Section 4013 of the CARES Act, the loan must not have been more than 30 days past due as of December 31, 2019. This guidance is applicable for loan modifications beginning on March 1, 2020 and ending on the earlier of (i) December 31, 2020, or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 under the National Emergencies Act terminates.

2.Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or (ii) the Company elects to not apply Section 4013 of the CARES Act, but the loan modification (a) meets the criteria provided in the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)," issued by the banking agencies on April 7, 2020, and (b) the Company elects to apply this guidance, then the Company may account for the loan modification in accordance with the interagency guidance. Under this guidance, if the loan was no more than 30 days past due at the time the loan modification program was implemented, the modification was short-term in duration (generally, less than six months), and the modification was related to the COVID-19 pandemic, then it may be presumed that the borrower is not experiencing financial difficulty, and, therefore, that the modification does not qualify as a TDR.
3.Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or the interagency guidance described above, or (ii) the Company elects not to apply the guidance, then the Company would assess the loan modification under its existing accounting policies (GAAP).

All loans granted temporary payment relief by the Company complied with the terms of the CARES Act or bank regulator guidance, and, thus, were not individually assessed, designated or accounted for as TDRs.

For the dates indicated, the Company's loans impacted by the COVID-19 pandemic and operating under temporary short-term payment deferral arrangements for a period of 180 days or less were as follows:

	September 30, 2020			June 30, 2020
(In thousands, except number of units)	Units	Recorded Investment	% of Total Loans	Units	Recorded Investment	% of Total Loans
Commercial	210	$105,879	3.2%	1,023	$415,606	12.5%
Retail	502	75,337	2.3%	740	131,116	3.9%
Total	712	$181,216	5.5%	1,763	$546,722	16.4%

To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for loans in commercial, commercial real estate, residential real estate, and HPFC portfolio segments are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans.

The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ALL:

•Grade 1 through 6 — Grades 1 through 6 represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent low to moderate risks, which is measured using a variety of credit risk criteria, such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan. In general, these loans are supported by properly margined collateral and guarantees of principal parties.
•Grade 7 — Loans with potential weakness (Special Mention). Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.
•Grade 8 — Loans with definite weakness (Substandard). Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by collateral pledged. Borrowers experience difficulty in meeting debt repayment requirements. Deterioration is sufficient to cause the Company to look to the sale of collateral.
•Grade 9 — Loans with potential loss (Doubtful). Loans classified as doubtful have all the weaknesses inherent in the substandard grade with the added characteristic that the weaknesses make collection or liquidation of the loan in full highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

•Grade 10 — Loans with definite loss (Loss). Loans classified as loss are considered uncollectible. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be protracted.

Loans that were granted temporary debt relief due to the COVID-19 pandemic were not automatically downgraded into lower credit risk ratings. The Company will continue to actively monitor these loans for indications of deterioration as the deferral period matures, which could result in future downgrades.

The Company periodically reassesses asset quality indicators to reflect appropriately the risk composition of the Company’s loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due over 90 days and non-accrual loans, including TDRs, are considered non-performing.

The following summarizes credit risk exposure indicators by portfolio segment as of the following dates:

(In thousands)	Commercial Real Estate	Commercial	SBA PPP	HPFC	Residential Real Estate	Home Equity	Consumer	Total
September 30, 2020
Pass (Grades 1-6)	$1,273,616	$354,160	$223,838	$14,100	$1,037,649	$—	$—	$2,903,363
Performing	—	—	—	—	—	272,246	22,873	295,119
Special Mention (Grade 7)	23,899	2,762	—	—	405	—	—	27,066
Substandard (Grade 8)	36,218	3,707	—	819	6,049	—	—	46,793
Non-performing	—	—	—	—	—	2,497	4	2,501
Total	$1,333,733	$360,629	$223,838	$14,919	$1,044,103	$274,743	$22,877	$3,274,842
December 31, 2019
Pass (Grades 1-6)	$1,196,683	$415,870	$—	$20,667	$1,062,825	$—	$—	$2,696,045
Performing	—	—	—	—	—	310,653	25,748	336,401
Special Mention (Grade 7)	31,753	2,544	—	89	473	—	—	34,859
Substandard (Grade 8)	14,961	2,694	—	837	7,076	—	—	25,568
Non-performing	—	—	—	—	—	2,126	24	2,150
Total	$1,243,397	$421,108	$—	$21,593	$1,070,374	$312,779	$25,772	$3,095,023

In the second quarter of 2020, the Company downgraded one loan from special mention (Grade 7) to substandard (Grade 8), which drove the increase in substandard (Grade 8) loans for the nine months ended September 30, 2020. The loan was downgraded as a result of the Company's assessment of the borrower's 2019 financial performance and was not directly related to the impact of the COVID-19 pandemic on the borrower.

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

All loans that were granted temporary payment relief due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act or bank regulatory guidance at the time of initial relief. At September 30, 2020, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and a summary of non-accrual loans, which include TDRs, and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing	Non-Accrual Loans
September 30, 2020
Commercial real estate	$671	$1,490	$246	$2,407	$1,331,326	$1,333,733	$—	$565
Commercial	1,315	—	605	1,920	358,709	360,629	—	605
SBA PPP	—	—	—	—	223,838	223,838	—	—
HPFC	233	228	304	765	14,154	14,919	—	509
Residential real estate	1,036	775	3,369	5,180	1,038,923	1,044,103	—	4,017
Home equity	367	109	2,102	2,578	272,165	274,743	—	2,499
Consumer	48	56	4	108	22,769	22,877	—	4
Total	$3,670	$2,658	$6,630	$12,958	$3,261,884	$3,274,842	$—	$8,199
December 31, 2019
Commercial real estate	$267	$1,720	$544	$2,531	$1,240,866	$1,243,397	$—	$1,122
Commercial	548	—	417	965	420,143	421,108	—	420
SBA PPP	—	—	—	—	—	—	—	—
HPFC	—	243	288	531	21,062	21,593	—	364
Residential real estate	2,297	627	2,598	5,522	1,064,852	1,070,374	—	4,096
Home equity	681	238	1,459	2,378	310,401	312,779	—	2,130
Consumer	108	31	23	162	25,610	25,772	—	24
Total	$3,901	$2,859	$5,329	$12,089	$3,082,934	$3,095,023	$—	$8,156

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $85,000 and $106,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $251,000 and $330,000, respectively.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Residential real estate	21	22	$2,670	$2,869	$371	$364
Commercial real estate	2	2	331	338	36	30
Commercial	2	2	107	123	—	—
Consumer and home equity	1	1	297	299	87	69
Total	26	27	$3,405	$3,629	$494	$463

At September 30, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $454,000, respectively. At December 31, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $636,000, respectively.

There were no loan modifications that qualify as TDRs that occurred for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020 and 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans:
Impaired loans consist of non-accrual loans and TDRs that are individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Three Months Ended		For the Nine Months Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2020:
With an allowance recorded:
Commercial real estate	$126	$126	$36	$127	$2	$127	$6
Commercial	—	—	—	—	—	—	—
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	2,394	2,394	371	2,349	33	2,328	79
Home equity	316	316	87	317	—	318	—
Consumer	—	—	—	—	—	—	—
Ending balance	2,836	2,836	494	2,793	35	2,773	85
Without an allowance recorded:
Commercial real estate	334	548	—	334	3	304	9
Commercial	171	233	—	175	1	242	4
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	734	858	—	791	2	909	4
Home equity	49	187	—	50	—	52	—
Consumer	—	—	—	—	—	—	—
Ending balance	1,288	1,826	—	1,350	6	1,507	17
Total impaired loans	$4,124	$4,662	$494	$4,143	$41	$4,280	$102
September 30, 2019:
With an allowance recorded:
Commercial real estate	$130	$130	$29	$130	$3	$130	$9
Commercial	442	442	303	301	—	365	—
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	2,337	2,337	337	3,026	28	3,137	84
Home equity	318	318	69	658	—	573	—
Consumer	—	—	—	—	—	—	—
Ending Balance	3,227	3,227	738	4,115	31	4,205	93
Without an allowance recorded:
Commercial real estate	276	435	—	278	3	408	10
Commercial	204	267	—	214	1	218	5
SBA PPP	—	—	—	—	—	—	—
HPFC	—	—	—	—	—	—	—
Residential real estate	1,543	2,007	—	1,337	11	1,325	28
Home equity	267	705	—	131	—	130	—
Consumer	—	—	—	—	—	—	—
Ending Balance	2,290	3,414	—	1,960	15	2,081	43
Total impaired loans	$5,517	$6,641	$738	$6,075	$46	$6,286	$136

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With an allowance recorded:
Commercial real estate	$128	$128	$30	$130	$11
Commercial	—	—	—	292	—
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	—
Residential real estate	2,395	2,395	364	2,989	110
Home equity	318	318	69	522	—
Consumer	—	—	—	—	—
Ending Balance	2,841	2,841	463	3,933	121
Without an allowance recorded:
Commercial real estate	274	433	—	381	13
Commercial	319	685	—	238	7
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	—
Residential real estate	989	1,116	—	1,258	21
Home equity	55	192	—	115	—
Consumer	—	—	—	1	—
Ending Balance	1,637	2,426	—	1,993	41
Total impaired loans	$4,478	$5,267	$463	$5,926	$162

Loan Sales:
For the three months ended September 30, 2020 and 2019, the Company sold $182.7 million and $86.9 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $4.3 million and $1.9 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company sold $449.7 million and $164.5 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $10.4 million and $3.9 million.

At September 30, 2020 and December 31, 2019, the Company had certain residential mortgage loans with a principal balance of $37.3 million and $11.9 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2020 and December 31, 2019, recorded an unrealized gain (loss) of $634,000 and ($61,000), respectively. For the three months ended September 30, 2020 and 2019, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $47,000 and $205,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded an unrealized gain (loss) on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $695,000 and ($269,000), respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at September 30, 2020 and December 31, 2019. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

In-Process Foreclosure Proceedings:
At September 30, 2020 and December 31, 2019, the Company had $1.7 million and $1.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. Due to the COVID-19 pandemic, the Company has been abiding by state issued mandates requiring a temporary moratorium on foreclosures. The Company will continue to work these consumer mortgage loans through the foreclosure process once the moratorium is lifted, which typically takes 18 to 24 months.

FHLB Advances:
FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion and $1.4 billion at September 30, 2020 and December 31, 2019, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition for the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Short-Term Borrowings:
Customer repurchase agreements	$210,055	$237,984
FHLBB borrowings	—	25,000
Overnight borrowings	—	5,825
Total short-term borrowings	$210,055	$268,809
Long-Term Borrowings:
FHLBB borrowings	$25,000	$10,000
Total long-term borrowings	$25,000	$10,000

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$79,813	$118,969
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	128,839	117,654
Obligations of states and political subdivisions	1,403	1,361
Total	$210,055	$237,984
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At September 30, 2020 and December 31, 2019, certain customers held CDs totaling $1.0 million, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

(In thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$674,071	$734,649
Standby letters of credit	5,565	5,211
Total	$679,636	$739,860

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

In the third quarter of 2020, the Company settled a lawsuit for $1.2 million to avoid the burden and expense of litigation. At September 30, 2020, the Company accrued for the settlement within accrued interest and other liabilities on the Company's consolidated statements of condition, and recorded the expense within other expenses on the Company's consolidated statements of income for the three and nine months ended September 30, 2020.

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of September 30, 2020 and December 31, 2019.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with each party for the dates indicated:

(In thousands, except number of positions)		September 30, 2020			December 31, 2019
	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	—	$—	$—	10	$45,243	$(514)
Receive fixed, pay variable	Other assets	80	378,428	44,123	75	366,351	17,756
Pay fixed, receive variable	Accrued interest and other liabilities	80	378,428	(44,123)	85	411,594	(17,242)
Total		160	$756,856	$—	170	$823,188	$—

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

The Company has entered into a master netting arrangement with its counterparty and settles payments with the counterparty as necessary. The Company's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its customer loan swap contracts in a net liability position based on their aggregate fair value and the Company's credit rating. The Company may also receive cash collateral for contracts in a net asset position as requested. At September 30, 2020 and December 31, 2019 the Company posted $47.7 million and $18.4 million, respectively, of cash to the counterparty as collateral on its customer loan swap contracts which was presented within other assets on the consolidated statements of condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

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

		September 30, 2020		December 31, 2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed-rate mortgage interest rate locks	Other assets	$76,279	$977	$27,087	$480
Fixed-rate mortgage interest rate locks	Accrued interest and other liabilities	42,915	(405)	2,519	(18)
Total		$119,194	$572	$29,606	$462

For the three months ended September 30, 2020 and 2019, the net unrealized (loss) gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was ($386,000) and $467,000, respectively. For the nine months ended September 30, 2020 and 2019, the net unrealized gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was $110,000 and $871,000, respectively.

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

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		September 30, 2020		December 31, 2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward delivery commitments ("best effort")	Other Assets	$21,201	$505	$10,846	$312
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	16,100	(241)	1,069	(15)
Total		$37,301	$264	$11,915	$297

For the three months ended September 30, 2020 and 2019, the net unrealized gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was $123,000 and $238,000, respectively. For the nine months ended September 30, 2020 and 2019, the net unrealized (loss) gain from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net, on the consolidated statements of income was ($33,000) and $480,000, respectively.

Derivatives Designated as Hedges

Interest Rate Swap on Loans
In 2019, the Company entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable rate loans. The Company has entered into a master netting arrangement with its institutional counterparty and settles payments monthly on a net basis.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset position based on their fair values, the counterparty will post collateral to the Company as requested. At September 30, 2020, the institutional counterparty posted $4.1 million of cash as collateral on its interest rate swaps on loans and borrowings, which was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2019, the counterparty posted $560,000 as collateral on its interest rate swap on loans. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the dates indicated were as follows:

(Dollars in thousands)					September 30, 2020		December 31, 2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$5,717	$100,000	$483

For the three and nine months ended September 30, 2020, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments received from (paid to) the institutional counterparty for the nine months ended September 30, 2020 and 2019 were $610,000 and ($176,000), and were classified as cash flows from operating activities within the consolidated statements of cash flows.

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

The details of the Company's interest rate swaps on borrowings for the dates indicated were as follows:

(Dollars in thousands)					September 30, 2020
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
3/2/2020	3/1/2023	Fed Funds Effective Rate	0.705%	Accrued interest and other liabilities	$50,000	$(813)
3/26/2020	3/26/2030	3-Month USD LIBOR	0.857%	Accrued interest and other liabilities	50,000	(901)
					$100,000	$(1,714)

For the three and nine months ended September 30, 2020, the Company did not record any ineffectiveness within the consolidated statements of income.

Net payments to the institutional counterparty for the nine months ended September 30, 2020 were $48,000 and were classified as cash flows from operating activities within the consolidated statements of cash flows.

Junior Subordinated Debt Interest Rate Swaps
In July 2020, the Company entered into a $10.0 million forward-starting interest rate swap with an effective date of June 30, 2021, that will effectively replace its $10.0 million interest rate swap that is scheduled to mature on June 30, 2021. The Company has entered into this new interest rate swap agreement, as well as its existing interest rate swap agreements, with an institutional counterparty to manage interest rate risk associated with the Company's variable rate borrowings. The Company entered into a master netting arrangement with its institutional counterparty and settles payments quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their aggregate fair value and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their aggregate fair value, the institutional counterparty will post collateral to the Company as requested. At September 30, 2020 and December 31, 2019, the Company posted $13.3 million and $8.8 million, respectively, of cash as collateral to the institutional counterparty, which was presented within other assets on the consolidated statements of financial condition. Refer to Note 9 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

(Dollars in thousands)					September 30, 2020		December 31, 2019
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	3.69%	Accrued interest and other liabilities	$10,000	$(262)	$10,000	$(299)
7/8/2009	6/30/2029	3-Month USD LIBOR	4.44%	Accrued interest and other liabilities	10,000	(3,354)	10,000	(2,318)
5/6/2010	6/30/2030	3-Month USD LIBOR	4.31%	Accrued interest and other liabilities	10,000	(3,534)	10,000	(2,384)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,897)	5,000	(1,279)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(2,914)	8,000	(1,907)
7/16/2020	6/30/2036	3-Month USD LIBOR	0.83%	Accrued interest and other liabilities	10,000	214	—	—
					$53,000	$(11,747)	$43,000	$(8,187)

For the three and nine months ended September 30, 2020 and 2019, the Company did not record any ineffectiveness on these cash flow hedges within the consolidated statements of income.

Net payments to the counterparty for the nine months ended September 30, 2020 and 2019 were $942,000 and $518,000, respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flows.

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Derivatives designated as cash flow hedges:
Effective portion of unrealized gains (losses) recognized within OCI during the period, net of tax	$540	$(310)	$(328)	$(2,438)
Net reclassification adjustment for effective portion of cash flow hedges included in interest expense, gross	$479	$342	$990	$662
Net reclassification adjustment for effective portion of cash flow hedges included in interest income, gross	$(311)	$—	$(610)	$—

The Company expects approximately $1.4 million to be reclassified from AOCI, related to the Company’s cash flow hedges, in the next 12 months, decreasing net interest income on the consolidated statements of income. This reclassification is due to anticipated payments that will be made on the swaps based upon the forward curve as of September 30, 2020.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$44,123	$—	$44,123	$—	$—	$44,123
Interest rate swap on loans(3)	5,717	—	5,717	—	(5,717)	—
Total	$49,840	$—	$49,840	$—	$(5,717)	$44,123
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$44,123	$—	$44,123	$—	$44,123	—
Junior subordinated debt interest rate swaps(3)	11,747	—	11,747	—	11,747	—
Interest rate swaps on borrowings(3)	1,714	—	1,714	—	1,714	—
Total	$57,584	$—	$57,584	$—	$57,584	$—
Customer repurchase agreements	$210,055	$—	$210,055	$210,055	$—	$—
December 31, 2019
Derivative assets:
Customer loan swaps - commercial customer(2)	17,756	—	17,756	—	—	17,756
Interest rate swap on loans	483	—	483	—	(483)	—
Total	$18,239	$—	$18,239	$—	$(483)	$17,756
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$17,242	$—	$17,242	$—	$17,242	$—
Junior subordinated debt interest rate swaps(3)	$8,187	$—	$8,187	$—	$8,187	$—
Customer loan swaps - commercial customer(2)	514	—	514	—	—	514
Total	$25,943	$—	$25,943	$—	$25,429	$514
Customer repurchase agreements	$237,984	$—	$237,984	$237,984	$—	$—
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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses and to engage in share repurchases based on the amount of the shortfall and the institution's "eligible retained income" (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Company and Bank's risk-based capital ratios exceeded regulatory guidelines, including the capital conservation buffer, at September 30, 2020 and December 31, 2019, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2020 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions	December 31, 2019		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized" Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$486,289	15.15%	10.50%	N/A	$455,702	14.44%	10.50%	N/A
Tier 1 risk-based capital ratio	434,867	13.55%	8.50%	N/A	415,511	13.16%	8.50%	N/A
Common equity Tier 1 risk-based capital ratio	391,867	12.21%	7.00%	N/A	372,511	11.80%	7.00%	N/A
Tier 1 leverage capital ratio	434,867	8.96%	4.00%	N/A	415,511	9.55%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$457,137	14.29%	10.50%	10.00%	$423,540	13.45%	10.50%	10.00%
Tier 1 risk-based capital ratio	420,715	13.15%	8.50%	8.00%	398,349	12.65%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	420,715	13.15%	7.00%	6.50%	398,349	12.65%	7.00%	6.50%
Tier 1 leverage capital ratio	420,715	8.70%	4.00%	5.00%	398,349	9.19%	4.00%	5.00%

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. At September 30, 2020 and December 31, 2019, $15.0 million of subordinated debentures were included as Tier 2 capital and were included in the calculation of the Company's total risk-based capital, and, at September 30, 2020 and December 31, 2019, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company. The Company's $15.0 million of subordinated debentures are subject to phase-out of 20% annually after its five year anniversary, and 20% a year thereafter until it is fully phases out.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For The Three Months Ended
	September 30, 2020			September 30, 2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings (losses) gains	$(746)	$160	$(586)	$4,551	$(978)	$3,573
Less: reclassification adjustment for net realized losses(1)	—	—	—	1	—	1
Net unrealized (losses) gains	(746)	160	(586)	4,550	(978)	3,572
Cash Flow Hedges:
Net increase (decrease) in fair value	688	(148)	540	(394)	84	(310)
Less: effective portion reclassified into interest expense(2)	(479)	103	(376)	(342)	73	(269)
Less: effective portion reclassified into interest income(3)	311	(67)	244	—	—	—
Net increase (decrease) in fair value	856	(184)	672	(52)	11	(41)
Postretirement Plans:
Net actuarial gain(4)	175	(37)	138	68	(14)	54
Less: Amortization of net prior service credits(4)	6	(1)	5	6	(1)	5
Net gain on postretirement plans	169	(36)	133	62	(13)	49
Other comprehensive income	$279	$(60)	$219	$4,560	$(980)	$3,580
(1)    Reclassified into net gain on sale of securities on the consolidated statements of income.
(2)    Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income.
(4)    Reclassified into other expenses on the consolidated statements of income.

	For The Nine Months Ended
	September 30, 2020			September 30, 2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Securities:
Unrealized holdings gains	$32,451	$(6,977)	$25,474	$32,270	$(6,938)	$25,332
Less: reclassification adjustment for net realized gains(1)	—	—	—	28	(6)	22
Net unrealized gains	32,451	(6,977)	25,474	32,242	(6,932)	25,310
Cash Flow Hedges:
Net decrease in fair value	(418)	90	(328)	(3,105)	667	(2,438)
Less: effective portion reclassified into interest expense(2)	(990)	213	(777)	(662)	142	(520)
Less: effective portion reclassified into interest income(3)	610	(131)	479	—	—	—
Net decrease in fair value	(38)	8	(30)	(2,443)	525	(1,918)
Postretirement Plans:
Net actuarial gain(4)	526	(113)	413	202	(43)	159
Less: Amortization of net prior service credits(4)	18	(4)	14	18	(4)	14
Net gain on postretirement plans	508	(109)	399	184	(39)	145
Other comprehensive income	$32,921	$(7,078)	$25,843	$29,983	$(6,446)	$23,537
(1)    Reclassified into net gain on sale of securities on the consolidated statements of income.
(2)    Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income.
(4)    Reclassified into other expenses on the consolidated statements of income.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Securities(1)	Net Unrealized Losses on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2018	$(17,826)	$(4,437)	$(2,157)	$(24,420)
Other comprehensive income (loss) before reclassifications	25,332	(2,438)	159	23,053
Less: Amounts reclassified from AOCI	22	(520)	14	(484)
Other comprehensive income (loss)	25,310	(1,918)	145	23,537
Balance at September 30, 2019	$7,484	$(6,355)	$(2,012)	$(883)

Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	25,474	(328)	413	25,559
Less: Amounts reclassified from AOCI	—	(298)	14	(284)
Other comprehensive income (loss)	25,474	(30)	399	25,843
Balance at September 30, 2020	$28,724	$(6,078)	$(3,071)	$19,575
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

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Income Statement Line Item	2020	2019	2020	2019
Debit card interchange income	Debit card income	$2,627	$2,432	$7,159	$6,723
Services charges on deposit accounts	Service charges on deposit accounts	1,606	1,970	4,955	6,202
Fiduciary services income	Income from fiduciary services	1,504	1,444	4,609	4,381
Investment program income	Brokerage and insurance commissions	755	625	2,034	1,942
Other non-interest income	Other income	467	491	1,275	1,289
Total non-interest income within the scope of ASC 606		6,959	6,962	20,032	20,537
Total non-interest income not in scope of ASC 606		5,737	3,777	16,127	9,628
Total non-interest income		$12,696	$10,739	$36,159	$30,165
In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.
The components of net periodic pension and postretirement benefit cost for the periods ended September 30, 2020 and 2019, were as follows:

Supplemental Executive Retirement Plan:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost	Income Statement Presentation	2020	2019	2020	2019
Service cost	Salaries and employee benefits	$116	$98	$348	$296
Interest cost	Other expenses	116	131	346	392
Recognized net actuarial loss	Other expenses	155	61	467	183
Total		$387	$290	$1,161	$871

Other Postretirement Benefit Plan:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost	Income Statement Presentation	2020	2019	2020	2019
Service cost	Salaries and employee benefits	$7	$12	$21	$36
Interest cost	Other expenses	31	37	92	111
Recognized net actuarial loss	Other expenses	20	7	59	19
Amortization of prior service credit	Other expenses	(6)	(6)	(18)	(18)
Total		$52	$50	$154	$148

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2020	2019	2020	2019
Net income	$16,775	$14,488	$41,208	$41,965
Dividends and undistributed earnings allocated to participating securities(1)	(47)	(33)	(101)	(86)
Net income available to common shareholders	$16,728	$14,455	$41,107	$41,879
Weighted-average common shares outstanding for basic EPS	14,961,465	15,339,093	15,008,004	15,482,765
Dilutive effect of stock-based awards(2)	39,582	42,835	36,423	39,736
Weighted-average common and potential common shares for diluted EPS	15,001,047	15,381,928	15,044,427	15,522,501
Earnings per common share:
Basic EPS	$1.12	$0.94	$2.74	$2.70
Diluted EPS	$1.11	$0.94	$2.73	$2.70
Awards excluded from the calculation of diluted EPS(3):
Stock options	8,206	—	3,206	—
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives as sufficient collateral exists, mitigating the credit risk.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2020
Financial assets:
Loans held for sale	$37,935	$—	$37,935	$—
AFS investments:
Obligations of states and political subdivisions	127,613	—	127,613	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	568,102	—	568,102	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	400,566	—	400,566	—
Subordinated corporate bonds	10,788	—	10,788	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	44,123	—	44,123	—
Interest rate swap on loans	5,717	—	5,717	—
Fixed-rate mortgage interest rate lock commitments	977	—	977	—
Forward delivery commitments	505	—	505	—
Financial liabilities:
Junior subordinated debt interest rate swaps	11,747	—	11,747	—
Customer loan swaps	44,213	—	44,213	—
Interest rate swap on borrowings	1,714	—	1,714	—
Fixed-rate mortgage interest rate lock commitments	405	—	405	—
Forward delivery commitments	241	—	241	—
December 31, 2019
Financial assets:
Loans held for sale	$11,854	$—	$11,854	$—
AFS investments:
Obligations of states and political subdivisions	118,083	—	118,083	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	463,386	—	463,386	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,905	—	325,905	—
Subordinated corporate bonds	10,744	—	10,744	—
Equity securities - bank stock	1,674	—	1,674	—
Customer loan swaps	17,756	—	17,756	—
Interest rate swap on loans	483	—	483	—
Fixed-rate mortgage interest rate lock commitments	480	—	480	—
Forward delivery commitments	312	—	312	—
Financial liabilities:
Junior subordinated debt interest rate swaps	8,187	—	8,187	—
Customer loan swaps	17,756	—	17,756	—
Fixed-rate mortgage interest rate lock commitments	18	—	18	—
Forward delivery commitments	15	—	15	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ALL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. As of September 30, 2020, the Company did not have any OREO properties. As of December 31, 2019, the Company had one OREO property with a net realizable value of $94,000.

Goodwill and Core Deposit Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. In the second quarter of 2020, the Company determined that a triggering event had occurred and an interim goodwill impairment assessment was necessary. A quantitative assessment was performed using various valuation methodologies as of May 31, 2020. Through its assessment, the Company concluded that the indicated fair value of the reporting unit exceeded its book value, and, thus goodwill was not impaired as of May 31, 2020. As of June and September 30, 2020, the Company considered whether there were any new events or information that would materially change its quantitative analysis performed as of May 31, 2020, and there were none. Refer to Note 2 for further discussion.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the nine months ended September 30, 2020, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2020
Financial assets:
Collateral-dependent impaired loans	$3	$—	$—	$3
Servicing assets	764	—	—	764
December 31, 2019
Non-financial assets:
OREO	$94	$—	$—	$94

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
September 30, 2020
Collateral-dependent impaired loans:
Partially charged-off	$3	Market approach appraisal of collateral	Management adjustment of appraisal	—%
			Estimated selling costs	10%
Servicing assets	$764	Discounted cash flow	Weighted-average constant prepayment rate	19%
			Weighted average discount rate	10%
December 31, 2019
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%
			Estimated selling cost	13%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2020
Financial assets:
HTM securities	$1,298	$1,403	$—	$1,403	$—
Commercial real estate loans(1)	1,314,204	$1,282,149	—	—	1,282,149
Commercial loans(1)(2)	371,011	$364,655	—	—	364,655
SBA PPP loans(1)	223,723	$229,137	—	—	229,137
Residential real estate loans(1)	1,035,397	1,054,587	—	—	1,054,587
Home equity loans(1)	271,720	271,416	—	—	271,416
Consumer loans(1)	22,373	20,499	—	—	20,499
Servicing assets	1,143	1,411	—	—	1,411
Financial liabilities:
Time deposits	$505,451	$508,785	$—	$508,785	$—
Short-term borrowings	210,055	210,030	—	210,030	—
Long-term borrowings	25,000	25,465	—	25,465	—
Subordinated debentures	59,306	46,032	—	46,032	—
December 31, 2019
Financial assets:
HTM securities	$1,302	$1,359	$—	$1,359	$—
Commercial real estate loans(1)	1,230,983	1,196,297	—	—	1,196,297
Commercial loans(1)(2)	438,716	431,892	—	—	431,892
Residential real estate loans(1)	1,064,532	1,066,544	—	—	1,066,544
Home equity loans(1)	310,356	293,565	—	—	293,565
Consumer loans(1)	25,265	23,355	—	—	23,355
Servicing assets	877	1,496	—	—	1,496
Financial liabilities:
Time deposits	$595,549	$594,881	$—	$594,881	$—
Short-term borrowings	268,809	268,631	—	268,631	—
Long-term borrowings	10,000	10,002	—	10,002	—
Subordinated debentures	59,080	50,171	—	50,171	—
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

The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, an increase in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;
•changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•inflation, interest rate, market, and monetary fluctuations;
•competitive pressures, including continued industry consolidation and the increased financial services provided by non-banks;
•volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, the availability and terms of funding necessary to meet the Company’s liquidity needs, and which could lead to impairment in the value of securities in the Company's investment portfolio;
•changes in information technology and other operational risks, including cybersecurity, that require increased capital spending;
•changes in consumer spending and savings habits;
•changes in tax, banking, securities and insurance laws and regulations; and
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board ("FASB"), and other accounting standard setters.

In addition, statements about the potential effects of the COVID-19 pandemic on the Company's businesses and results of operations and financial conditions may constitute forward-looking statements. Such statements may include, but are not limited to, statements concerning:

•the continued effectiveness of our Pandemic Work Group;
•the continuing ability of our employees to work remotely;
•our continuing ability to staff our branches and keep our branches open;
•the continuing strength of our capital and liquidity positions;
•our continued ability to access sources of contingent liquidity;
•the continuing strength of the asset quality in our lending portfolios; and
•the potential effectiveness of relief measures and programs for customers affected by COVID-19.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible equity, efficiency ratio; tax equivalent net interest income; pre-tax, pre-provision earnings; tangible book value per share; tangible common equity ratio; core deposits and average core deposits; and ALL to total loans, excluding SBA PPP loans. These non-GAAP financial measures are utilized for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income, as presented	$16,775	$14,488	$41,208	$41,965
Add: amortization of core deposit intangible assets, net of tax(1)	134	140	404	418
Net income, adjusted for amortization of core deposit intangible assets	$16,909	$14,628	$41,612	$42,383
Average equity, as presented	$512,902	$468,920	$497,564	$455,261
Less: average goodwill and core deposit intangible assets	(97,794)	(98,484)	(97,967)	(98,659)
Average tangible equity	$415,108	$370,436	$399,597	$356,602
Return on average equity	13.01%	12.26%	11.06%	12.32%
Return on average tangible equity	16.21%	15.67%	13.91%	15.89%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Non-interest expense, as presented	$25,221	$23,748	$73,291	$70,489
Less: legal settlement	(1,200)	—	(1,200)	—
Adjusted non-interest expense	$24,021	$23,748	$72,091	$70,489
Net interest income, as presented	$34,481	$31,923	$100,846	$95,391
Add: effect of tax-exempt income(1)	292	264	865	752
Non-interest income, as presented	12,696	10,739	36,159	30,165
Less: net gain on sale of securities	—	(1)	—	(28)
Adjusted net interest income plus non-interest income	$47,469	$42,925	$137,870	$126,280
Ratio of non-interest expense to total revenues(2)	53.46%	55.67%	53.50%	56.14%
Efficiency ratio	50.60%	55.32%	52.29%	55.82%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net interest income, as presented	$34,481	$31,923	$100,846	$95,391
Add: effect of tax-exempt income(1)	292	264	865	752
Net interest income (fully-taxable equivalent)	$34,773	$32,187	$101,711	$96,143
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income, as presented	$16,775	$14,488	$41,208	$41,965
Add: provision for credit losses	987	730	12,160	2,647
Add: income tax expense	4,194	3,696	10,346	10,455
Pre-tax, pre-provision earnings	$21,956	$18,914	$63,714	$55,067

Allowance for loan losses to total loans, excluding SBA PPP loans. ALL to total loans, excluding SBA PPP loans, is calculated as (i) allowance for loan losses, adjusted for the allowance for loan losses allocated to SBA PPP loans, to (ii) total loans, adjusted to exclude SBA PPP loans. SBA PPP loans were provided to qualifying businesses as part of the federal government stimulus package issued in response to the COVID-19 pandemic. These loans are fully-guaranteed by the SBA, and may even be forgiven in full or in part, and, thus, present little to no credit risk to the Company. By excluding the impact of the SBA PPP loans, the ratio attempts to be more comparable with prior periods and demonstrates the level of loan loss reserves established on the Company's loans originated as part of its core operations and credit underwriting standards.

(In thousands)	September 30, 2020	December 31, 2019
Allowance for loan losses, as presented	$36,414	$25,171
Less: allowance for loan losses on SBA PPP loans	(115)	—
Adjusted allowance for loan losses	$36,299	$25,171
Total loans, as presented	$3,274,842	$3,095,023
Less: SBA PPP loans	(223,838)	—
Adjusted total loans	$3,051,004	$3,095,023
Allowance for loan losses to total loans	1.11%	0.81%
Allowance for loan losses to total loans, excluding SBA PPP loans	1.19%	0.81%

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

(In thousands, except number of shares, per share data and ratios)	September 30, 2020	December 31, 2019
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$517,522	$473,415
Less: goodwill and other intangible assets	(97,711)	(98,222)
Tangible shareholders’ equity	$419,811	$375,193
Shares outstanding at period end	14,917,344	15,144,719
Book value per share	$34.69	$31.26
Tangible book value per share	$28.14	$24.77
Tangible Common Equity Ratio:
Total assets	$5,153,793	$4,429,521
Less: goodwill and other intangible assets	(97,711)	(98,222)
Tangible assets	$5,056,082	$4,331,299
Common equity ratio	10.04%	10.69%
Tangible common equity ratio	8.30%	8.66%

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

(In thousands)	September 30, 2020	December 31, 2019
Total deposits	$4,224,044	$3,537,743
Less: certificates of deposit	(405,434)	(521,752)
Less: brokered deposits	(291,616)	(191,005)
Core deposits	$3,526,994	$2,824,986

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Total average deposits	$3,794,434	$3,300,599	$3,609,355	$3,187,023
Less: average certificates of deposit	(417,788)	(533,110)	(482,076)	(498,059)
Average core deposits	$3,376,646	$2,767,489	$3,127,279	$2,688,964

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

ALL. On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. Under Section 4014 of the CARES Act, we were permitted to delay our compliance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), commonly referred to as "CECL," until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 ("National Emergency") terminates, or (2) December 31, 2020. We opted to delay our compliance with CECL to devote our attention and resources to supporting our customers and communities during these unprecedented times. As the National Emergency did not terminate prior to the end of the third quarter of 2020, the Company will adopt CECL in the fourth quarter of 2020, using a modified-retrospective method effective January 1, 2020. The Company will record a one-time adjustment to shareholders' equity through retained earnings upon adoption, effective January 1, 2020, and will retrospectively restate interim period 2020 consolidated financial statements as appropriate, including net income, and basic and diluted EPS, as well as total assets, liabilities and shareholders' equity. Refer to Note 2 of the consolidated financial statements for further discussion.

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.2 billion in assets at September 30, 2020, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Third Quarter 2020 Review. The challenges and uncertainty stemming from the COVID-19 pandemic persisted through the third quarter of 2020, and continue to affect global, national and local economies and markets. Although many measures used to monitor and assess the health of the U.S. economy improved throughout the third quarter of 2020, including national unemployment, national GDP, and several other metrics, we continue to be cautiously optimistic understanding markets and economies are still fragile, and that these times are truly unprecedented. The full health and economic effect of the pandemic is still unclear as waves of new information and data filter through almost daily. The Company continues to use its best efforts to respond to the pandemic, with the full support of its Board of Directors, and to support its employees and customers where possible, while also continuing to strengthen the Company's financial position and resiliency through our actions.

Operating Results. Net income for the three months and nine months ended September 30, 2020, was $16.8 million and $41.2 million, respectively, compared to $14.5 million and $42.0 million for the three and nine months ended September 30, 2019, respectively.

Key earnings drivers between quarters included:
•Higher net interest income of $2.6 million, or 8%, was driven by SBA PPP lending in the second and third quarter of 2020 leading to average loan growth of 7% between quarters. Excluding SBA PPP loans (non-GAAP), average loans shrunk modestly between the second and third quarter of 2020 by $2.1 million as loan demand slowed after the COVID-19 pandemic took hold in mid-March 2020. Interest income earned on SBA PPP fees in the third quarter of 2020 totaled $2.4 million, including accretion of related origination fees.
•Higher mortgage banking income of $2.0 million was driven by an increase in residential mortgage production of 54% between periods. Historically low interest rates drove significant refinance activity in the third quarter of 2020, highlighted by an average 10-year U.S. Treasury rate of 0.65% for the third quarter of 2020.
•In the third quarter of 2020, the Company accrued $1.2 million for the settlement of a lawsuit. When excluding this settlement, our efficiency ratio (non-GAAP) for the third quarter of 2020 was 50.60%, compared to 55.32% for the same quarter last year.

Other key financial metrics between quarters included:
•Diluted EPS for the third quarter of 2020 was $1.11, an increase of $0.17, or 18%, over the third quarter last year;
•Net income and pre-tax, pre-provision earnings (non-GAAP) for the third quarter of 2020 each increased 16% over the third quarter last year.
•Return on average assets for the third quarter of 2020 was 1.34%, compared to 1.29% for the third quarter last year.
•Return on average equity for the third quarter of 2020 was 13.01%, compared to 12.26% for the third quarter last year.

Asset Quality. As of September 30, 2020, the Company's asset quality metrics continue to be stable and consistent with past quarters.
•Non-performing assets were 0.22% of total assets at September 30, 2020, compared to 0.23% and 0.25% at June 30, 2020 and December 31, 2019, respectively.
•Past due loans were 0.18% of total loans at September 30, 2020, compared to 0.19% and 0.17% at June 30, 2020 and December 31, 2019, respectively.
•Net charge-offs (annualized) for the third quarter of 2020 were 0.01% of average loans, compared to 0.05% for the second quarter of 2020 and 0.16% for the third quarter of 2019.

COVID-19 Short-Term Deferment Program. In March 2020, we began offering temporary debt relief to business and retail customers impacted by the COVID-19 pandemic. for periods up to 180 days, including full and partial principal and/or interest payment relief. At September 30, 2020, loans operating under a short-term deferral arrangement totaled $181.2 million, or 5.5% of total loans at September 30, 2020, of which $67.7 million were retail loans that were provided an automatic 90-day deferment extension upon maturity of the initial 90-day deferment period. In comparison, at June 30, 2020, loans operating under a short-term deferral arrangement totaled $546.7 million, or 16.4% of total loans.

Allowance for Loan Losses. At September 30, 2020, the allowance for loan losses was 1.11% of total loans, and 3.3 times non-performing loans, compared to 0.81% of total loans and 2.3 times non-performing loans, respectively, at December 31, 2019.

CECL. We delayed the adoption of CECL as permitted under the CARES Act. The Company will adopt CECL in the fourth quarter 2020 and apply retroactively effective as of January 1, 2020.

We estimate that had we adopted CECL as of January 1, 2020, the Company's allowance for credit losses, which is comprised of allowance for loan losses and unfunded commitments, would have been $39.0 million to $43.0 million, or 1.19% to 1.31% of total loans, at September 30, 2020.

Capital Position. At September 30, 2020, the Company's capital position remained well in excess of regulatory requirements, including a Total risk-based capital ratio of 15.15% and a Tier 1 leverage ratio of 8.96%. Additionally, at September 30, 2020, the Company's tangible common equity ratio (non-GAAP) was 8.30%.

We maintained our cash dividend at $0.33 per share for the third quarter of 2020, resulting in an annualized dividend yield of 4.37% based on the Company's closing share price of $30.23, as reported by NASDAQ.

We temporarily suspended the Company's share repurchase program mid-March 2020 in response to the COVID-19 pandemic. In September 2020, we lifted the suspension and repurchased 47,915 shares. For the nine months ended September 30, 2020, we repurchased 264,946 shares of Company stock. We will continue to evaluate the use of the share repurchase program as the impact and our response to the COVID-19 pandemic continues to develop.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue, which defined as the sum of net interest income and non-interest income. For the three months ended September 30, 2020 and 2019, net interest income was $34.5 million, or 73% of total revenues, and $31.9 million, or 75% of total revenues, respectively. For the nine months ended September 30, 2020 and 2019, net interest income was $100.8 million, or 74% of total revenues, and $95.4 million, or 76% of total revenues, respectively. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Third Quarter 2020 vs. 2019. Net interest income on a fully-taxable equivalent (non-GAAP) basis for the third quarter of 2020, was $34.8 million, an increase of $2.6 million, or 8%, over the third quarter of 2019. The increase was due to an increase in average interest-earning assets of $465.8 million, or 11%, between periods to $4.6 billion for the third quarter of 2020. Over the same period, net interest margin on a fully-taxable equivalent basis decreased 9 basis points to 3.00% for the third quarter of 2020.
•Interest income on a fully-taxable equivalent basis. Interest income on a fully-taxable equivalent basis for the third quarter decreased $3.8 million, or 9%, to $39.0 million, compared to the third quarter of 2019. Over this period, our yield on interest-earning assets decreased 74 basis points to 3.37% for the third quarter of 2020. The decrease in our yield on interest-earning assets was driven by: (i) a change in our average interest-earning asset mix as average cash and investment balances (lower yielding assets) were 27% of average interest-earnings assets for the third quarter of 2020, compared to 24% for the third quarter of 2019; as well as, (ii) a decrease in loan yields of 68 basis points, which was reflective of the change in interest rate environment. The average 10-year U.S. Treasury interest rate for the third quarter of 2020 was 0.65%, compared to 1.80% for the third quarter of 2019. The growth in average interest-earning assets partially offset the decrease in our yield on interest-earning assets between periods. Average loans grew $219.5 million, or 7%, between periods to $3.3 billion for the third quarter of 2020, and was primarily driven by SBA PPP loans funded in the second and third quarter of 2020 in response to the COVID-19 pandemic. For the third quarter of 2020, average SBA PPP loans were $221.7 million, for which we recognized $2.4 million of interest income (including accretion income on origination fees).
•Interest expense. Interest expense for the third quarter of 2020 decreased $6.4 million, or 60%, to $4.2 million, compared to the third quarter of 2019. Cost of funds for the third quarter of 2020 decreased 70 basis points between periods to 0.38% for the third quarter of 2020 driven by: (i) a decrease in deposit costs of 56 basis points between periods to 0.29% for the third quarter of 2020; (ii) a decrease in borrowing costs of 126 basis points between periods to 1.01% for the third quarter of 2020; and (iii) a shift in funding mix as average deposits grew $493.8 million, or 15%, between periods to $3.8 billion for the third quarter of 2020, while average borrowings decreased $39.7 million, or 7%, between periods to $570.0 million for the third quarter of 2020. The Federal Funds rate through the third quarter of 2020 was 0.25%, compared to a range of 2.00% to 2.50% for the third quarter of 2019.

Nine Months Ended September 30, 2020 vs. 2019. Net interest income on a fully-taxable equivalent (non-GAAP) basis for the nine months ended September 30, 2020, was $101.7 million, an increase of $5.6 million, or 6%, over the same period of 2019. The increase was due to an increase in average interest-earning assets of $319.4 million, or 8%, between periods to $4.4 billion for the nine months ended September 30, 2020, but was partially offset by a lower net interest margin on a fully-taxable equivalent basis of 7 basis points between periods to 3.06% for the nine months ended September 30, 2020.
•Interest income on a fully-taxable equivalent basis. Interest income on a fully-taxable equivalent basis for the nine months ended September 30, 2020 decreased $8.8 million, or 7%, to $118.9 million, compared to the same period of 2019. Our interest-earning asset yield decreased 57 basis points between periods to 3.59% for the nine months ended September 30, 2020. The decrease in our yield on interest-earning assets was driven by: (i) a change in our average interest-earning asset mix as average cash and investment balances (lower yielding assets) were 26% of average interest-earnings assets for the nine months ended September 30, 2020, compared to 24% for the same period of 2019; as well as, (ii) a decrease in loan yields of 60 basis points between periods, which was reflective of the change in interest rate environment. The average 10-year U.S. Treasury interest rate for the nine months ended September 30, 2020, was 0.90%, compared to 2.26% for the same period of 2019. The growth in average interest-earning assets was able to partially offset the decrease in our yield on interest-earning assets between periods. Average loans grew $187.1 million, or 6%, between periods to $3.3 billion for the nine months ended September 30, 2020, and was primarily driven by average SBA PPP loans of $133.6 million, for which we recognized $4.1 million of interest income (including accretion income on origination fees).
•Interest expense. Interest expense for the nine months ended September 30, 2020 decreased $14.4 million, or 45%, to $17.2 million, compared to the same period of 2019. Cost of funds for the nine months ended September 30, 2020, decreased 54 basis points between periods to 0.55% for the nine months ended September 30, 2020 driven by: (i) a decrease in deposit costs of 39 basis points between periods to 0.44% for the nine months ended September 30, 2020; (ii) a decrease in borrowing costs of 104 basis points between periods to 1.26% for the nine months ended September 30, 2020; and (iii) a shift in funding mix as average deposits grew $422.3 million, or 13%, between periods to $3.6 billion for the nine months ended September 30, 2020, while average borrowings decreased $111.8 million, or 16%, between periods to $571.0 million for the nine months ended September 30, 2020. The change in funding mix between periods is in large part due to the impact of federal stimulus issued to businesses and consumers in response to the COVID-19 pandemic, as well as a shift in consumer habits in response to the COVID-19 pandemic, highlighted by the national personal savings rate nearly doubling to 14.1% in August 2020 compared to December 2019.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	For The Three Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$216,027	$48	0.09%	$92,352	$530	2.24%
Investments - taxable	906,374	4,771	2.11%	807,591	5,109	2.53%
Investments - nontaxable(1)	122,204	1,042	3.41%	98,378	854	3.47%
Loans(2):
Commercial real estate	1,315,958	12,562	3.74%	1,255,417	14,626	4.56%
Commercial(1)	372,416	3,547	3.73%	399,689	4,753	4.65%
SBA PPP	221,672	2,357	4.16%	—	—	—%
HPFC	16,104	333	8.09%	25,973	558	8.40%
Municipal(1)	19,072	169	3.52%	22,730	206	3.60%
Residential real estate	1,083,052	10,822	4.00%	1,062,728	11,440	4.31%
Consumer and home equity	305,194	3,308	4.31%	347,405	4,708	5.38%
Total loans	3,333,468	33,098	3.92%	3,113,942	36,291	4.60%
Total interest-earning assets	4,578,073	38,959	3.37%	4,112,263	42,784	4.11%
Cash and due from banks	52,499			47,845
Other assets	401,213			324,046
Less: ALL	(35,756)			(26,273)
Total assets	$4,996,029			$4,457,881
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$741,757	$—	—%	$540,542	$—	—%
Interest checking	1,339,389	881	0.26%	1,130,632	2,728	0.96%
Savings	557,718	79	0.06%	474,096	98	0.08%
Money market	737,782	652	0.35%	622,219	2,068	1.32%
Certificates of deposit	417,788	1,126	1.07%	533,110	2,210	1.64%
Total deposits	3,794,434	2,738	0.29%	3,300,599	7,104	0.85%
Borrowings:
Brokered deposits	242,390	161	0.26%	305,019	1,859	2.42%
Customer repurchase agreements	194,937	207	0.42%	234,362	745	1.26%
Subordinated debentures	59,269	893	6.00%	58,998	833	5.60%
Other borrowings	73,370	187	1.02%	11,273	56	1.96%
Total borrowings	569,966	1,448	1.01%	609,652	3,493	2.27%
Total funding liabilities	4,364,400	4,186	0.38%	3,910,251	10,597	1.08%
Other liabilities	118,727			78,710
Shareholders' equity	512,902			468,920
Total liabilities & shareholders' equity	$4,996,029			$4,457,881
Net interest income (fully-taxable equivalent)		34,773			32,187
Less: fully-taxable equivalent adjustment		(292)			(264)
Net interest income		$34,481			$31,923
Net interest rate spread (fully-taxable equivalent)			2.99%			3.03%
Net interest margin (fully-taxable equivalent)			3.00%			3.09%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			2.96%			3.05%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the three months ended September 30, 2020 and 2019, totaling $453,000 and $409,000, respectively.

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	For The Nine Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$150,383	$282	0.25%	$63,146	$1,081	2.26%
Investments - taxable	850,970	15,148	2.37%	832,780	15,922	2.55%
Investments - nontaxable(1)	121,284	3,086	3.39%	94,405	2,460	3.47%
Loans(2):
Commercial real estate	1,297,364	38,817	3.93%	1,263,934	44,634	4.66%
Commercial(1)	397,754	11,847	3.91%	386,338	13,736	4.69%
SBA PPP	133,569	4,063	4.00%	—	—	—%
HPFC	18,026	1,150	8.38%	29,183	1,777	8.03%
Municipal(1)	18,545	500	3.60%	19,421	518	3.56%
Residential real estate	1,082,276	33,116	4.08%	1,034,609	33,479	4.31%
Consumer and home equity	320,273	10,914	4.55%	347,201	14,111	5.43%
Total loans	3,267,807	100,407	4.06%	3,080,686	108,255	4.66%
Total interest-earning assets	4,390,444	118,923	3.59%	4,071,017	127,718	4.16%
Cash and due from banks	48,397			43,041
Other assets	376,857			303,538
Less: ALL	(29,633)			(25,519)
Total assets	$4,786,065			$4,392,077
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$645,640	$—	—%	$505,733	$—	—%
Interest checking	1,261,831	3,775	0.40%	1,108,999	8,140	0.98%
Savings	517,936	241	0.06%	478,573	296	0.08%
Money market	701,872	2,897	0.55%	595,659	5,671	1.27%
Certificates of deposit	482,076	4,921	1.36%	498,059	5,739	1.54%
Total deposits	3,609,355	11,834	0.44%	3,187,023	19,846	0.83%
Borrowings:
Brokered deposits	228,483	1,119	0.65%	360,066	6,696	2.49%
Customer repurchase agreements	213,463	1,131	0.71%	239,917	2,273	1.27%
Subordinated debentures	59,195	2,668	6.02%	58,997	2,373	5.38%
Other borrowings	69,883	460	0.88%	23,847	387	2.17%
Total borrowings	571,024	5,378	1.26%	682,827	11,729	2.30%
Total funding liabilities	4,180,379	17,212	0.55%	3,869,850	31,575	1.09%
Other liabilities	108,122			66,966
Shareholders' equity	497,564			455,261
Total liabilities & shareholders' equity	$4,786,065			$4,392,077
Net interest income (fully-taxable equivalent)		101,711			96,143
Less: fully-taxable equivalent adjustment		(865)			(752)
Net interest income		$100,846			$95,391
Net interest rate spread (fully-taxable equivalent)			3.04%			3.07%
Net interest margin (fully-taxable equivalent)			3.06%			3.13%
Net interest margin (fully-taxable equivalent), excluding fair value mark accretion and collection of previously charged-off acquired loans(3)			3.03%			3.09%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    Excludes the impact of the fair value mark accretion on loans and CDs generated in purchase accounting and collection of previously charged-off acquired loans for the nine months ended September 30, 2020 and 2019, totaling $1.1 million and $1.2 million, respectively.

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

	For The Three Months Ended September 30, 2020 vs. September 30, 2019			For The Nine Months Ended September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$693	$(1,175)	$(482)	$1,479	$(2,278)	$(799)
Investments – taxable	625	(963)	(338)	348	(1,122)	(774)
Investments – nontaxable	207	(19)	188	700	(74)	626
Commercial real estate	706	(2,770)	(2,064)	1,181	(7,000)	(5,819)
Commercial	(324)	(882)	(1,206)	406	(2,295)	(1,889)
SBA PPP	2,357	—	2,357	4,063	—	4,063
HPFC	(212)	(13)	(225)	(679)	52	(627)
Municipal	(33)	(4)	(37)	(23)	7	(16)
Residential real estate	219	(837)	(618)	1,541	(1,904)	(363)
Consumer and home equity	(572)	(828)	(1,400)	(1,094)	(2,103)	(3,197)
Total interest income (fully-taxable equivalent)	3,666	(7,491)	(3,825)	7,922	(16,717)	(8,795)
Interest-bearing liabilities:
Interest checking	505	(2,352)	(1,847)	1,120	(5,485)	(4,365)
Savings	17	(36)	(19)	24	(79)	(55)
Money market	384	(1,800)	(1,416)	1,009	(3,783)	(2,774)
Certificates of deposit	(477)	(607)	(1,084)	(184)	(634)	(818)
Brokered deposits	(382)	(1,316)	(1,698)	(2,451)	(3,126)	(5,577)
Customer repurchase agreements	(125)	(413)	(538)	(251)	(891)	(1,142)
Subordinated debentures	4	56	60	8	287	295
Other borrowings	307	(176)	131	747	(674)	73
Total interest expense	233	(6,644)	(6,411)	22	(14,385)	(14,363)
Net interest income (fully-taxable equivalent)	$3,433	$(847)	$2,586	$7,900	$(2,332)	$5,568

Provision for Credit Losses
As further described in "—Critical Accounting Policies" and Note 2 of the consolidated financial statements, the Company opted to delay implementation of ASU 2016-13, commonly referred to as "CECL," under the terms provided for within the CARES Act, signed into law in March 2020. The Company will adopt CECL upon the earlier of (1) the National Emergency terminates, or (2) December 31, 2020. As the National Emergency did not terminate prior to the end of the third quarter of 2020, the Company will adopt CECL in the fourth quarter of 2020, using a modified-retrospective method effective January 1, 2020. As such, the Company's reported provision for credit losses for the three and nine months ended September 30, 2020 was determined using the policies and procedures described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

For the third quarter of 2020, the provision for loan losses was $1.0 million, an increase of $267,000 over the third quarter of 2019. For the nine months ended September 30, 2020, the provision for loan losses was $12.2 million, an increase of $9.5 million over the same period of 2019. The increase in the provision for loan losses for both periods was driven by an increase in the ALL due to estimates relating to the potential effects of the COVID-19 pandemic on our borrowers. Although asset quality at September 30, 2020 remains strong and COVID-19 deferments have steadily decreased, there continues to be an elevated credit risk throughout the industry given current market conditions, as well as the level of economic, political, and medical uncertainty that remains.

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

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Mortgage banking income, net(1)	$4,664	$2,668	1,996	75%	$12,889	$5,662	$7,227	128%
Debit card income	2,627	2,432	195	8%	7,159	6,723	436	6%
Service charges on deposit accounts(2)	1,606	1,970	(364)	(18)%	4,955	6,202	(1,247)	(20)%
Income from fiduciary services	1,504	1,444	60	4%	4,609	4,381	228	5%
Brokerage and insurance commissions	755	625	130	21%	2,034	1,942	92	5%
Bank-owned life insurance	615	613	2	—%	1,918	1,810	108	6%
Customer loan swap fees(3)	51	109	(58)	(53)%	222	919	(697)	(76)%
Net gain on sale of securities	—	1	(1)	(100)%	—	28	(28)	(100)%
Other income	874	877	(3)	—%	2,373	2,498	(125)	(5)%
Total non-interest income	$12,696	$10,739	$1,957	18%	$36,159	$30,165	$5,994	20%
Non-interest income as a percentage of total revenues	27%	25%			26%	24%
(1) Mortgage banking income, net: For the third quarter of 2020, the net gain on sale of residential mortgages, including the fair value mark on the loan pipeline designated for sale, was $4.0 million, an increase of $1.5 million over the third quarter of 2019. The increase between periods was driven by strong residential mortgage activity due to the historically low interest rate environment. In the third quarter of 2020, the Company sold $182.7 million of residential mortgages to the secondary market, compared to $86.9 million for the third quarter of 2019. The Company maintained the servicing rights on certain mortgages sold, and, as a result, servicing income for the third quarter of 2020 increased $446,000 over the third quarter of 2019.
For the nine months ended September 30, 2020, the net gain on sale of residential mortgages, including the fair value mark on the loan pipeline designated for sale, was $11.2 million, an increase of $6.1 million over the same period of 2019. During the nine months ended September 30, 2020, the Company sold $449.7 million of residential mortgages to the secondary market, compared to $164.5 million for the nine months ended September 30, 2019. The Company maintained the servicing rights on certain mortgages sold, and, as a result, servicing income for the nine months ended September 30, 2020 increased $1.1 million over the same period of 2019.

(2) Service charges on deposit accounts: The decrease for the three and nine months ended September 30, 2020, compared to the same periods of 2019, was primarily due to lower utilization of the overdraft program which resulted in a decrease in overdraft fees of $312,000 and $1.2 million, respectively. In response to the COVID-19 pandemic, we saw a shift in customer behavior as there were less merchant transactions and higher deposit balances, in part, due to the federal stimulus provided to consumers and commercial customers, as well as an increase in the national personal savings rate, which nearly doubled to 14.1% in August 2020 compared to December 2019.
(3)     Customer loan swap fees: The decrease for the three and nine months ended September 30, 2020, compared to the same periods of 2019, was driven by a change in appetite by the Company for this loan product and structure as interest rates have decreased significantly to historically low levels.
Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Salaries and employee benefits(1)	$13,739	$13,604	$135	1%	$41,693	$40,043	$1,650	4%
Furniture, equipment and data processing	3,076	2,708	368	14%	8,576	8,111	465	6%
Net occupancy costs	1,785	1,710	75	4%	5,785	5,263	522	10%
Consulting and professional fees	913	892	21	2%	2,877	2,679	198	7%
Debit card expense	972	960	12	1%	2,784	2,666	118	4%
Regulatory assessments(2)	510	182	328	180%	971	1,091	(120)	(11)%
Amortization of core deposit intangible assets	170	177	(7)	(4)%	511	529	(18)	(3)%
Other real estate owned and collection costs, net	71	251	(180)	(72)%	270	353	(83)	(24)%
Other expenses(3)	3,985	3,264	721	22%	9,824	9,754	70	1%
Total non-interest expense	$25,221	$23,748	$1,473	6%	$73,291	$70,489	$2,802	4%
GAAP efficiency ratio	53.46%	55.67%			53.50%	56.14%
Non-GAAP efficiency ratio	50.60%	55.32%			52.29%	55.82%
(1)    Salaries and employee benefits: The increase for the nine months ended September 30, 2020, over the same periods of 2019 was driven by normal annual merit increases and a temporary increase in wages of $238,000 for those employees that continued to service our customers as an essential business during the COVID-19 pandemic.
(2)    Furniture, equipment and data processing costs: The increase for the three and nine months ended September 30, 2020, over the same periods of 2019 was driven by $196,000 in one-time system conversion costs in the third quarter of 2020 and increased online banking costs of $54,000 and $113,000 for the three and nine months ended September 30, 2020, respectively, over the same periods last year driven by higher customer utilization due to the COVID-19 pandemic.
(3)    Net occupancy costs: The increase for the nine months ended September 30, 2020, over the same period of 2019 was driven by an increase in rent and related-expenses of $356,000 and office cleaning expenses of $237,000 due to the COVID-19 pandemic, partially offset by lower office utility costs of $207,000 as many of our employees worked remotely due to the COVID-19 pandemic.
(4)     Regulatory assessments: The increase for the three months ended September 30, 2020, compared to the same period of 2019, as well as the decrease for the nine months ended September 30, 2020, compared to the same period of 2019, was driven by the receipt of the Small Bank Assessment Credit from the FDIC beginning in the third quarter of 2019 through the second quarter of 2020. Effective for the third quarter of 2020, the Company has no remaining Small Bank Assessment Credits, and its regulatory assessment costs are now reverting back to historical levels.
(5) Other expenses: The increase for the three and nine months ended September 30, 2020, over the same periods of 2019 was primarily driven by a $1.2 million legal settlement in the third quarter of 2020 to avoid the burden and expense of litigation. This was partially offset by: (i) lower employee-related costs, including hiring, training and travel, of $285,000 and $753,000 for the three and nine months ended September 30, 2020, compared to the same periods last year, respectively, as employees transitioned to a remote work environment in the second quarter of 2020 and many continued operating in this fashion through the third quarter of 2020; and (ii) lower marketing costs of $239,000 and $370,000 for the three and nine months ended September 30, 2020, compared to the same periods last year, respectively, as certain programs were put on hold in 2020 as we prioritized our response to the COVID-19 pandemic, including the health and safety of our employee and customers.

FINANCIAL CONDITION

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate a favorable return on investments without undue risk. The Company’s investment portfolio consists of debt securities we have designated as AFS and HTM, as well as common stock of the FHLBB, FRB and certain banks. Investments increased $188.6 million, or 20%, at September 30, 2020 as compared to December 31, 2019, driven by the deployment of excess cash that has resulted from deposit growth. The following is the activity in our investment portfolio:
•The purchase of $341.1 million of investments during the nine months ended September 30, 2020 with a weighted-average life of 4.9 years;
•A net increase in the fair value of the AFS debt securities portfolio of $32.5 million driven by the change in general market conditions, specifically a decrease in long-term interest rates at September 30, 2020, compared to December 31, 2019;
•Partially offset by paydowns and calls of $181.5 million.

Our investments in FHLBB and FRB common stock are carried at cost. These investments are presented within other investments on the consolidated statements of condition. We are required to maintain a level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2020 and December 31, 2019, our investment in FHLBB stock totaled $6.3 million and $6.6 million, respectively, and our investment in FRB stock was $5.4 million at each date.

As further described in "– Critical Accounting Policies" and Note 2 of the consolidated financial statements, the Company opted to delay implementation of ASU 2016-13, commonly referred to as "CECL," under the terms provided for within the CARES Act, signed into law in March 2020. The Company will adopt CECL upon the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminates, or (2) December 31, 2020. As of September 30, 2020, the national emergency for the COVID-19 pandemic has not yet been rescinded, and as such, the Company for the three and nine months ended September 30, 2020, assessed its investments for OTTI using the policies and procedures described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company monitors its investments for the presence of OTTI. For debt securities the primary consideration in determining OTTI impairment is whether or not the Bank expects to collect all contractual cash flows. There was no OTTI recorded on investments as of September 30, 2020 or December 31, 2019.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at September 30, 2020, compared to December 31, 2019, remains relatively unchanged and well positioned to provide a stable source of cash flow. At September 30, 2020 and December 31, 2019, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 3.9 and 4.7 years, respectively. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against a lower rate environment.

Loans
The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 75% and 76% of the loan portfolio as of September 30, 2020 and December 31, 2019, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 7% and 13% and 6%, respectively, of our total loan portfolio as of September 30, 2020 and December 31, 2019. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and on-line residential mortgage and small commercial loan platforms.
The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	September 30, 2020	December 31, 2019	($)	(%)
Commercial real estate	$1,333,733	$1,243,397	$90,336	7%
Commercial	360,629	421,108	(60,479)	(14)%
SBA PPP	223,838	—	223,838	N.M.
HPFC	14,919	21,593	(6,674)	(31)%
Residential real estate	1,044,103	1,070,374	(26,271)	(2)%
Consumer and home equity	297,620	338,551	(40,931)	(12)%
Total loans	$3,274,842	$3,095,023	$179,819	6%
Commercial Loan Portfolio	$1,933,119	$1,686,098	$247,021	15%
Retail Loan Portfolio	$1,341,723	$1,408,925	$(67,202)	(5)%
Commercial Portfolio Mix	59%	54%
Retail Portfolio Mix	41%	46%

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. Under the terms of the SBA PPP, loans issued may be forgiven in part or in full should the borrower meet certain conditions. In this instance, the Company will seek payment for the forgivable portion of the loan from the SBA. Loans made under the SBA PPP may have terms of two or five years, are fully guaranteed by the SBA, and have a fixed rate of 1.0%. For originating the loans, the Company receives an origination fee, paid by the SBA, based on a tiered structure that is dependent on each individual loan size. These fees were capitalized as origination fees and earned over the life of the loan in accordance with the Company's policy.

In the second and third quarters of 2020, we originated 3,034 PPP loans with total funding of $244.8 million. As of September 30, 2020, there were 3,004 PPP loans outstanding with a total recorded investment of $223.8 million, which includes $5.4 million of unearned fees. We anticipate that over the coming months, as borrowers apply for forgiveness, the Company's PPP loans balance will decrease significantly, which will also expedite the recognition of the unearned fees.

Asset Quality
Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial real estate	$565	$1,122
Commercial	605	420
SBA PPP	—	—
HPFC	509	364
Residential real estate	4,017	4,096
Consumer and home equity	2,503	2,154
Total non-accrual loans	8,199	8,156
Accruing TDRs not included above	2,952	2,993
Total non-performing loans	11,151	11,149
Other real estate owned	—	94
Total non-performing assets	$11,151	$11,243
Non-accrual loans to total loans	0.25%	0.26%
Non-performing loans to total loans	0.34%	0.36%
ALL to non-performing loans	326.55%	225.77%
Non-performing assets to total assets	0.22%	0.25%
ALL to non-performing assets	326.55%	223.88%

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2020, potential problem loans amounted to $2.8 million, or 0.09% of total loans.

Past Due Loans.  Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Accruing loans 30-89 days past due:
Commercial real estate	$2,056	$1,582
Commercial	1,315	548
SBA PPP	—	—
HPFC	323	243
Residential real estate	1,784	2,227
Consumer and home equity	434	750
Total	$5,912	$5,350
Accruing loans 30-89 days past due to total loans	0.18%	0.17%

COVID-19 Payment Deferral. In response to the COVID-19 pandemic, we worked with businesses and consumers to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. All loans that were granted a short-term payment deferral were done so in accordance with the terms of the CARES Act or regulatory guidance. As such, none of the loans that were temporarily granted payment relief were assessed, designated or accounted for as TDRs. As of September 30, 2020, 5.5% of total loans were operating under a COVID-19 payment deferral arrangement, compared to 16.4% at June 30, 2020. We anticipate that the number of loans and loan balances operating under this arrangement will continue to decrease in coming months as the temporary debt relief provided to our loan customers matures. As the payment deferral period ends, these loans will return to payment status, and we will continue to monitor these loans closely and take any necessary actions swiftly should we see signs of payment risk or stress.

Loans that were granted temporary debt relief were not automatically downgraded into lower credit risk ratings. We continue to actively monitor these loans for indications of credit deterioration as the deferral period matures, which could result in future downgrades.

All loans that were granted temporary payment relief due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act or bank regulatory guidance at the time of initial relief. At September 30, 2020, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

The Company continued to accrue and recognize interest on loans that were granted temporary debt relief throughout the payment deferral period. We instituted robust monitoring protocols on these loans, so that at the first sign of credit risk or collection of the contractual payment in full, the loan would be then designated as non-performing and any uncollected interest due to the Company would be written-off at that time, reducing interest income. As of September 30, 2020, we had not written-off any uncollected interest on these loans.

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

The following table sets forth information concerning the activity in the ALL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2019
(Dollars in thousands)	2020	2019	2020	2019
ALL at the beginning of the period	$35,539	$26,163	$25,171	$24,712	$24,712
Provision for loan losses	1,000	733	12,172	2,658	2,862
Charge-offs:
Commercial real estate	33	92	104	157	300
Commercial	184	183	857	636	1,167
SBA PPP	—	—	—	—	—
HPFC	—	11	—	11	71
Residential real estate	25	411	121	436	462
Consumer and home equity	65	606	199	670	713
Total charge-offs	307	1,303	1,281	1,910	2,713
Recoveries:
Commercial real estate	3	34	10	41	49
Commercial	139	56	255	167	225
SBA PPP	—	—	—	—	—
HPFC	—	—	—	—	—
Residential real estate	4	2	27	6	16
Consumer and home equity	36	3	60	14	20
Total recoveries	182	95	352	228	310
Net charge-offs	125	1,208	929	1,682	2,403
ALL at the end of the period	$36,414	$25,688	$36,414	$25,688	$25,171
Components of allowance for credit losses:
Allowance for loan losses	$36,414	$25,688	$36,414	$25,688	$25,171
Liability for unfunded credit commitments	9	11	9	11	21
Balance of allowance for credit losses at end of the period	$36,423	$25,699	$36,423	$25,699	$25,192
Net charge-offs (annualized) to average loans	0.01%	0.16%	0.04%	0.07%	0.08%
Provision for loan losses (annualized) to average loans	0.12%	0.09%	0.50%	0.12%	0.09%
ALL to total loans	1.11%	0.83%	1.11%	0.83%	0.81%
ALL to net charge-offs (annualized)	7,282.80%	531.62%	2,939.77%	1,145.42%	1,047.48%

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

We believe the ALL of $36.4 million, or 1.11% of total loans and 326.55% of total non-performing loans, at September 30, 2020 was appropriate given the current economic conditions in our markets, which included consideration of the COVID-19 pandemic and its impact on our customers, local economies, and the condition of the loan portfolio. The impact of the COVID-19 pandemic on a global, national and local level continues to be uncertain at this time, though we expect it will likely result in overall credit quality deterioration, particularly within certain industries more susceptible to the impact of COVID-19, which we believe to include lodging, senior living and care facilities, restaurants, and travel and recreation, which made up 12%

of total loans as of September 30, 2020. Should credit quality, or factors known to affect credit quality, deteriorate in future periods and/or the Company experience elevated net charge-offs, we would anticipate a corresponding increase in the ALL and provision for loan losses.

Goodwill
In the first quarter of 2020, we assessed whether the COVID-19 pandemic and its impact on the global, national and local markets and economy, including the Company's share price, created a triggering event that required assessment of the Company's goodwill for impairment in an interim period. As of March 31, 2020, we had determined that a triggering event had not yet occurred.

Given the sustained impact of the COVID-19 pandemic in the second quarter, including its impact on the economy and capital markets, including the Company's stock price, we concluded that a triggering event had occurred, and, thus, an interim goodwill impairment assessment was performed. A quantitative assessment was performed, using various valuation methodologies, as of May 31, 2020. Through the assessment we concluded that the indicated fair value of the reporting unit exceeded its book value, and, thus goodwill was not impaired as of May 31, 2020. As of June and September 30, 2020, we determined there were no new events or information that would materially change our quantitative analysis that was performed as of May 31, 2020.

Liabilities and Shareholders’ Equity.
Deposits. Total deposits increased $686.3 million, or 19%, since December 31, 2019, to $4.2 billion at September 30, 2020. For the nine months ended September 30, 2020, checking account balances grew $514.3 million, or 30%, and savings and money market balances grew $187.7 million, or 17%. The increase in deposits was driven by various factors in response to the COVID-19 pandemic, including the federal government stimulus programs and a shift in consumer habits as the national personal savings rate nearly doubled to 14.1% in August 2020 compared to December 31, 2019.

The Company's loan-to-deposit ratio was 78% at September 30, 2020, compared to 87% at December 31, 2019.

Borrowings. Total borrowings decreased $43.5 million, or 13%, since December 31, 2019 to $294.4 million at September 30, 2020. The Company continues to primarily use short-term borrowings to supplement funding in the current low interest rate environment. During the nine months ended September 30, 2020, we locked-in $135.0 million of long-term funding at interest rates below 1% through a five-year $25.0 million FHLBB borrowing, two $50.0 million interest rate swaps for three- and ten-year funding, and a $10.0 million forward-starting interest swap on 15-year funding, effective June 30, 2021. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments" and Note 8 of the consolidated financial statements for further discussion.

Shareholders' Equity. In January 2020, the Company's Board of Directors authorized the purchase of up to 750,000 shares of our common stock, representing approximately 5.0% of our issued and outstanding shares as of December 31, 2019. In the first quarter of 2020, we repurchased 217,031 shares of the Company's common stock at a weighted average price of $36.74 per share, before temporarily suspending our repurchase program in mid-March 2020, as our strategy shifted from earnings generation to capital preservation during the COVID-19 pandemic. In the third quarter of 2020, we lifted our temporary suspension and repurchased 47,915 shares at a weighted average price of $29.26 for the three months ended September 30, 2020, bringing our total shares repurchased for the nine months ended September 30, 2020, to 264,946.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2019
	2020	2019	2020	2019
Financial Ratios
Average equity to average assets	10.27%	10.52%	10.40%	10.37%	10.43%
Common equity ratio	10.04%	10.43%	10.04%	10.43%	10.69%
Tangible common equity ratio(1)	8.30%	8.44%	8.30%	8.44%	8.66%
Dividend payout ratio	29.46%	31.91%	36.13%	33.33%	33.24%
Per Share Data
Book value per share	$34.69	$30.98	$34.69	$30.98	$31.26
Tangible book value per share(1)	28.14	24.52	28.14	24.52	24.77
Dividends declared per share	0.33	0.30	0.99	0.90	1.23
(1) Please refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for further details.

Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2020 and December 31, 2019, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2020, average deposits (excluding brokered deposits) of $3.6 billion increased $422.3 million, or 13%, compared to the same period last year. Average core deposits (non-GAAP) of $3.1 billion for the nine months ended September 30, 2020, increased $438.3 million, or 16%, compared to the same period a year ago. Included within our average money market deposits for the nine months ended September 30, 2020 and 2019, were $85.3 million and $70.2 million, respectively, of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2020, average total borrowings (including brokered deposits) decreased $111.8 million, or 16%, to $571.0 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $58.8 million as of September 30, 2020. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 18, 2020.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $517.5 million and $473.4 million at September 30, 2020 and December 31, 2019, respectively, which amounted to 10% and 11% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the nine months ended September 30, 2020.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $14.8 million and $13.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2020 and 2019, the Bank declared dividends payable to the Company in the amount of $22.4 million and $29.4 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At September 30, 2020 and December 31, 2019, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Refer to Notes 7 and 8 of the consolidated financial statements for additional details.

At September 30, 2020, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$674,071	$327,286	$44,256	$29,958	$272,571
Standby letters of credit	5,565	3,562	1,870	—	133
Customer loan swaps - notional value	756,856	2,220	53,778	96,517	604,341
Interest rate swap on loans - notional value	100,000	—	—	100,000	—
Interest rate swaps on borrowings - notional value	100,000	—	50,000	—	50,000
Fixed-rate mortgage interest rate lock commitments - notional value	119,194	119,194	—	—	—
Junior subordinated debt interest rate swaps - notional value	53,000	10,000		—	43,000
Forward delivery commitments - notional value	37,301	37,301	—	—	—
Total	$1,845,987	$499,563	$149,904	$226,475	$970,045

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At September 30, 2020, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$15,854	$1,373	$2,634	$2,255	$9,592
Finance leases	7,813	305	619	630	6,259
FHLBB advances - other	25,000	—	—	25,000	—
Retail repurchase agreements	210,055	210,055	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures	14,975	—	—	—	14,975
Other contractual obligations	1,236	1,236	—	—	—
Total	$319,264	$212,969	$3,253	$27,885	$75,157

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group to develop and oversee the Company’s response. The Pandemic Work Group has: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated temporary loan relief programs; (vi) rolled out the SBA PPP; (vii) developed our branch network plan, including determinations of which branches should be closed in order to best allocate resources; and (viii) developed a plan for, and oversaw the re-opening of branches throughout June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers. In addition, the Pandemic Work Group is currently formulating the Company's short- and long-term strategy for returning its employees that continue to work remotely back to its locations safely in compliance with health officials' guidelines.

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

Other than as described above, for the three and nine months ended September 30, 2020, there have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Company's risk management.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would result in negative rates as many deposit and funding rates are below 2.00%. During the last few years, our downward shift has been 100 basis points. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of September 30, 2020 and 2019, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2020	September 30, 2019
Year 1
+200 basis points	1.57%	(0.51)%
-100 basis points	0.32%	(0.51)%
Year 2
+200 basis points	8.66%	4.54%
-100 basis points	(5.46)%	(4.33)%

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. Furthermore, this sensitivity analysis may not represent the full magnitude of interest rate shocks, because Federal Funds and Treasury yields are floored at 0.01%, and Prime is floored at 3.00%. The COVID-19 pandemic has driven significant economic and interest rate contraction over recent months, and the future state of the economy remains highly uncertain at this time. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and non-performing asset levels. Although assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

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

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. As such, we have an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. We will continue to assess the use of alternative rates, and expect to transition to alternative rates as the markets and best practices develop. Refer to Note 2 of the consolidated financial statements for additional details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information required by this Item 3 is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management." and such information is incorporated into this Item 3 by reference.

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

Although a significant number of our employees began working from home in mid-March 2020 as a result of the COVID-19 pandemic, we have concluded that these changes in work arrangements did not have a material effect on our internal controls over financial reporting during the third quarter. There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Although economies began to re-open in the second quarter of 2020, many of the circumstances to which the COVID-19 pandemic contributed persisted at the end of the third quarter, including (i) significant volatility in financial markets; (ii) heightened credit risks and increased instances of defaults in many industries, including hospitality, transportation and commercial real estate; (iii) significant reductions in the targeted Federal Funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter of 2020, and may be reduced to below zero if the Federal Reserve determines economic conditions warrant); and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Many of our counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides. In addition, our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, or if we are unable to keep our branches open because of, or risk of, infection. Although we have re-opened our branches with modified operating hours, the resurgence of COVID-19 cases in parts of the U.S. has resulted in stricter lock-down measures being re-imposed in affected areas. A resurgence of COVID-19 cases in Maine could result in us being required to close our branches or restrict our branch operations. In addition, depending on the duration and severity of the pandemic going forward, and the effects of the pandemic on our customers, these conditions could continue for an extended period and other adverse developments may occur.

In response to the COVID-19 pandemic, we worked with businesses and loan customers to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. As of September 30, 2020, 5.5% of total loans were operating under a COVID-19 payment deferral arrangement, compared to 16.4% at June 30, 2020. We anticipate that the number of loans and loan balances operating under this arrangement will continue to decrease in coming months as the temporary debt relief provided to our loan customers matures. As the payment deferral period ends, these loans will return to payment status, and we will continue to monitor these loans closely and take any necessary actions swiftly should we see signs of payment risk or stress. Payment deferrals under these programs may adversely affect our revenue and results of operations. In addition, if such measures are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in iXBRL: (i) Consolidated Statements of Condition - September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and 2019; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 5, 2020
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory A. White	November 5, 2020
Gregory A. White	Date
Chief Financial Officer and Principal Financial & Accounting Officer