Form 10-K
period 2020-12-31
CAMDEN NATIONAL CORP
filed 2021-03-15
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $507,543,246. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 22, 2021 was 14,913,098.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2020 FORM 10-K ANNUAL REPORT

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

The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•weakness in the United States economy in general and the regional and local economies within the New England region and Maine, which could result in a deterioration of credit quality, an increase in the allowance for credit losses or a reduced demand for the Company’s credit or fee-based products and services;
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
•the continuing strength of our asset quality within our loan portfolio; and
•the potential effectiveness of relief measures and programs for customers affected by COVID-19.
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

You should carefully review all of these factors, and be aware that there may be other factors that could cause the Company's actual results to differ materially from those anticipated, including the risk factors listed in Part I, Item 1A, “Risk Factors,” beginning on page 15. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we undertake no obligation to update any forward-looking statements for any reason, including to reflect changes in underlying assumptions or factors, new information, future events or other changes, except to the extent required by applicable law or regulation.

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $4.9 billion in assets at December 31, 2020, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

We are a trusted corporate partner who cares for our neighbors and employees, and we strive to follow responsible business practices under transparent, ethical governance. Our commitment to enhancing environmental, social and governance practices reinforces our focus on building a strong corporate culture across our company. Several characteristics define our culture and approach:
•We are a values-based, socially-responsible organization
•We are committed to our Vision: “Deliver your best banking experience”
•We demonstrate dedication to our four core constituents: customers, employees, communities, and shareholders

Everything we do, both in the office and in the community, is guided and inspired by our Core Values:
•Honesty and integrity – above all else
•Trust – built on fairness
•Service – second to none
•Responsibility – to use our resources for the greater good
•Excellence – through hard work and lifelong learning

Our culture and values are strengths that support our strategic goal to generate consistent, sustainable long-term value for all our constituents.

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services, including wealth management and trust services, brokerage, investment advisory and insurance services, to consumer, business, non-profit and municipal customers. For the year ended December 31, 2020, 2019 and 2018, net interest income was our primary revenue source, representing 73%, 75%, and 76%, of our total revenues1, respectively. Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings.

We have achieved a five-year compounded annual asset growth rate of 6%, resulting in $4.9 billion in total assets at December 31, 2020. Asset growth over the past five years of $1.2 billion has been all organic, including further growth and expansion into Southern Maine, and pockets of New Hampshire and Massachusetts, with our most recent acquisition being completed in October 2015. Our primary focus continues to be on profitable organic growth and we will pursue acquisitions that support our long-term strategy and fit our culture and core values.

The financial services industry continues to experience consolidations through mergers that could create opportunities for us to promote our value proposition to other financial institutions and financial service companies. We continue to evaluate the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, we are focused on
1 Revenue is the sum of net interest income and non-interest income.

maximizing growth across our current markets, and particularly those markets seen as growth markets where we currently have less of a presence and market share. Further details of our financial information can be found within the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit and commercial customers. As of December 31, 2020, the Bank had 57 branches in 13 of Maine's 16 counties, one branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, a mortgage loan production office in Braintree and Wakefield, Massachusetts, and 66 ATMs. The Bank optimizes its in-person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch™, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

The Bank offers comprehensive wealth management and trust services, including investment advisory services, through our wealth management team, doing business as Camden National Wealth Management, and brokerage, investment advisory, insurance and financial planning services through our financial consulting team, doing business as Camden Financial Consultants.
•Camden National Wealth Management provides a broad range of fiduciary and asset management services to both individual and institutional clients. The wealth management services provided by Camden National Wealth Management complement the services provided by the Bank, offering high net worth individuals and families, businesses and not-for profit customers investment management, financial planning and trustee services.
•Camden Financial Consultants is in the business of helping clients meet all of their financial needs. Camden Financial Consultants provides full-service brokerage and insurance and its financial offerings include college, retirement, and estate planning, mutual funds, strategic asset management accounts, and variable and fixed annuities.

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

Healthcare Professional Funding Corporation. Healthcare Professional Funding Corporation ("HPFC") is a wholly-owned subsidiary of the Bank that was acquired in connection with the acquisition of SBM Financial, Inc., the parent company of The Bank of Maine, on October 16, 2015. Prior to the closing of ongoing operations on February 19, 2016, it provided specialized lending to dentists, optometrists and veterinarians across the U.S. HPFC's website address is www.CamdenNational.com/healthprofunding.

Competition. We compete throughout Maine, and select areas of New Hampshire and Massachusetts. Our primary markets have historically been and continue to be within Maine. Within Maine, we operate in 13 of the state's 16 counties, with our primary markets and presence being throughout coastal and central Maine. Many of these markets are characterized as rural areas. Major competitors in our primary market area include local independent banks, as well as local branches of large regional and national banking organizations and brokerage houses, marketplace lenders and other financial technology companies (“fintechs”), financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within our primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

Human Capital. Our employees play a vital role in our company-wide vision of delivering the best banking experience to all of our constituents: customers, employees, communities, and shareholders. As of December 31, 2020, we employed 609 employees. Guided by our core values, we are committed to creating a company culture where everyone is included and respected, and where we support each other in reaching our full potential.

To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, as well as a robust tuition reimbursement program. We are also deeply committed to the health and well-being of our employees. This includes market-competitive compensation, healthcare, paid time off, retirement benefits, short term and long term disability, as well as a fitness reimbursement program.

Through our commitment to fostering a fair, safe, and welcoming workplace environment for all, we aim to maintain a culture that enables our employees to be their best in serving our customers and communities, while achieving business success.
We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we work to take necessary action as quickly as possible after a complaint is received.

We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for growth, and we value a diversity of backgrounds and ideas.
The COVID-19 pandemic continues to impact lives and businesses in the communities we serve. In 2020, senior leaders from across the bank led our swift and evolving pandemic response, ensuring the highest safety measures were in place as an essential business. 60% of employees quickly shifted to remote work with the help of our Human Resources and Information Technology teams ensuring effective at-home work set-ups. At our branches and office areas, we established a number of safety protocols, including hand sanitizer, face coverings, and physical distancing requirements, along with enhanced cleaning and daily health checks. We are also actively planning for the time when COVID-19 vaccines will be available for our employees, and to encourage participation, we plan to provide employees with paid time off to get their vaccine.

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

Information Security. Information security, including cybersecurity, is a high priority for the Company. Recently, highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, government agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called “ransomware.” A successful cyberattack could harm the Company’s reputation and/or impair its ability to provide services to its customers. The Company has developed policies and technology designed to protect our own and our customers’ information from cyberattacks or loss, allow for the continuity of our business in the event of disruptions to the Company’s or its vendors’ critical systems and comply with regulatory requirements related to the protection of customer data, but cannot assure that it will be able to anticipate, detect, or implement effective preventative measures against all potential threats. Refer to related risk factors in Item 1A. Risk Factors below for additional information.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, as of December 31, 2020:

Executive Officer	Position	Age
Gregory A. Dufour	President and Chief Executive Officer	60
Gregory A. White	Executive Vice President, Chief Financial Officer	56
Joanne T. Campbell	Executive Vice President, Risk Management Officer	58
Timothy P. Nightingale	Executive Vice President, Chief Credit Officer	63
Patricia A. Rose	Executive Vice President, Retail and Mortgage Banking Officer	57

Gregory A. Dufour has served as President and CEO of the Company since January 2009. Mr. Dufour joined the Company in April 2001 as Senior Vice President of Finance. In August of 2002, he assumed additional responsibility for Operations and Technology until December 2003. In January 2004, Mr. Dufour was named Chief Banking Officer for the Company and President and Chief Operating Officer for Camden National Bank, and in January 2006, he became President and CEO for Camden National Bank. He also serves on the board of directors of Camden National Bank. Prior to joining the Company, Mr. Dufour was Managing Director of Finance and a member of the Executive Operating Group for IBEX Capital Markets in Boston, Massachusetts. In addition to his experience at IBEX, Mr. Dufour held various financial management positions with FleetBoston Corporation and its affiliates, including Vice President and Controller of Debt Capital Markets, Controller of Investment Banking and Banking Group Controller. Mr. Dufour’s extensive business and finance background, demonstrated ability to effectively manage growth, strong regulatory expertise and leadership capability contributes to his active support of the Board in his director capacity. Mr. Dufour has served in various volunteer capacities on numerous community-related organizations and currently serves as Chair of the board of trustees of MaineHealth, Maine's largest healthcare system, and board member of its affiliate, Coastal Healthcare Alliance system in Rockport, Maine.

Gregory A. White joined the Company in April 2020, and has since served as Executive Vice President ("EVP"), Chief Financial Officer (“CFO”), and Principal Financial and Accounting Officer. Prior to joining the Company, Mr. White served as EVP, CFO and Treasurer of First Connecticut Bancorp and Farmington Bank, based in Farmington, Connecticut for ten years. Mr. White, a Chartered Financial Analyst (CFA), has an extensive career in banking, primarily with regional and community banks in the Connecticut area.

Joanne T. Campbell joined the Company in 1996 as Vice President, Manager of Residential Real Estate. She was promoted to Senior Vice President, Compliance, Audit and Community Reinvestment Act ("CRA") in 2002, and then to Senior Vice President, Risk Management in 2005 and to EVP in January 2011. Ms. Campbell currently serves as a member and Chair of the ABA Risk Management Conference Advisory Board.

Timothy P. Nightingale joined the Company in March 2000 as Regional Vice President of UnitedKingfield Bank. In 2001, Mr. Nightingale was named Senior Lending Officer at UnitedKingfield Bank and was promoted to Senior Vice President in 2003. In September 2006, the Company merged UnitedKingfield Bank into Camden National Bank, at which time Mr. Nightingale was named Senior Vice President, Senior Lending Officer for Camden National Bank. In January 2011, he was promoted to EVP. In September 2020, Mr. Nightingale was named EVP, Chief Credit Officer for Camden National Bank. Mr. Nightingale is a member of the board of directors for the Finance Authority of Maine.

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

To offset the effect of the increase in the reserve ratio on small banks, including the Bank, those banks received credits for the portion of their assessments that helped to raise the reserve ratio from 1.15% to 1.35%. All remaining small bank credits were refunded to banks on September 30, 2020, and small banks, including the Bank, will no longer receive these credits in future periods.

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

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” under the prompt corrective action framework described below or, with a waiver from the FDIC, “adequately capitalized.” A bank that is “adequately capitalized” and that accepts or renews brokered deposits subject to a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits. In December 2018, the FDIC adopted a final rule that permits an institution that is “well capitalized” and has a CAMELS composite rating of 1 or 2 to exempt reciprocal deposits from treatment as brokered deposits up to the lesser of $5 billion or 20% of the institution’s total liabilities. Institutions that are not well rated or “well capitalized” may treat reciprocal deposits as non-brokered up to an amount equal to a “special cap” set forth in the final rule. In addition, in December 2020, the FDIC finalized a rule that is intended to bring the brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered.

Community Reinvestment Act ("CRA"). The CRA requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC rates a national bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of the Bank to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating.

In December 2019, the OCC and the FDIC proposed a rule that would seek to expand the types of activities that qualify for CRA credit; revise how banks delineate their CRA assessment areas; and establish new standards for evaluating banks with more than $500 million in assets, including, among others, the number of qualifying retail loan originations to low- and moderate-income individuals. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020 with full compliance by banks that are subject to the general performance standards (banks with over $2.5 billion in assets, including the Bank) required by January 1, 2023. The FDIC has not finalized the revisions to its CRA rule.

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

Under the Capital Rules, the Company and the Bank are each required to maintain a minimum CET1 capital to RWA ratio of 4.5%, a minimum Tier 1 capital to RWA ratio of 6%, a minimum total capital to RWA ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Capital Rules require an institution to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (since March 2020, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

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

The EGRRCPA required the federal bank regulators to adopt regulations to implement an exemption from the Capital Rules for smaller banking organizations, including the Company and the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Specifically, the legislation provides that if any depository institution or depository institution holding company with less than $10 billion in total consolidated assets maintains tangible equity in excess of this leverage ratio, as implemented by the federal bank regulators, it would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime (see “—Prompt Corrective Action” below); and (iii) “any other capital or leverage requirements” to which the depository institution or holding company is subject, unless the appropriate federal banking agency determines otherwise based on the particular institution’s risk profile.

In November 2019, the FRB, OCC and FDIC issued a final rule to implement the Community Bank Leverage Ratio. Under the final rule, a “qualifying small banking organization” can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio (i.e., the ratio of its Tier 1 capital to average total consolidated assets minus certain deductions from total assets), is greater than 9%. The Company evaluated the potential impact of this rule and elected not to apply the Community Bank Leverage Ratio framework to its operations, and instead measures its capital adequacy under the Capital Rules as described above. Under the final rule, as long as the Company and the Bank continue to meet the requirements to be qualifying small banking organizations (i.e., they have less than $10 billion in total consolidated assets and meet certain risk-based criteria), they are permitted to opt into (or out of) the Community Bank Leverage Ratio framework at any time and for any reason. The Company will continue to evaluate the impact of the Community Bank Leverage Ratio and may opt into that framework in the future. The Company cannot guarantee, however, that it or the Bank will continue to meet the conditions to be eligible to apply the Community Bank Leverage Ratio, nor can the Company predict at this time whether it or the Bank will choose to apply the Community Bank Leverage Ratio in the future.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or Bank. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulators.

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

Restrictions on Bank Holding Company Dividends. The FRB has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. FRB guidance also directs bank holding companies to inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid. Further, the Company’s ability to pay dividends is restricted if it does not maintain the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness—Regulatory Capital Requirements” above.

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

Data Privacy and Cyber Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose sensitive information has been compromised if unauthorized use of this information is reasonably possible.

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

In December 2020, the U.S. federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as the Company, and a national bank, such as the Bank, would be required to notify the FRB or OCC, respectively, within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects of this rulemaking on the Company and the Bank will depend on the final form of the rule and how it is implemented.

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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

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

The EGRRCPA amended the Volcker Rule to exclude smaller banking organizations, effective immediately following enactment of the EGRRCPA. In July 2019, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission jointly issued a final rule to implement the EGRRCPA’s exclusion with respect to small banking organizations. Under the final rule, an insured depository institution, such as the Bank, that has, and is controlled only by companies that have, (i) total consolidated assets of $10 billion or less, and (ii) total trading assets and liabilities that are 5% or less of total assets generally would not be a “banking entity” and therefore would not be subject to the Volcker Rule. As a result, the Company and the Bank are not subject to the Volcker Rule. We do not expect this change to have a material impact on the Company.

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

Economic and Market Conditions Risk

Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic (including the possibility of future resurgences of the pandemic), the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, actions taken by governmental authorities and other third parties in response to the pandemic, including the effectiveness and acceptance of any vaccines for COVID-19. Although our Pandemic Work Group continues to monitor the COVID-19 pandemic and to take action in response to ongoing developments, there can be no guarantee this or any other aspect of our business continuity planning will be effective in addressing some or all of the effects of the COVID-19 pandemic.

Although financial markets have rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted at the end of the year, including:
•significant volatility in financial markets;
•heightened credit risks and increased instances of defaults in many industries, including hospitality, transportation and commercial real estate;
•decreased rates and yields on U.S. Treasury securities, which may lead to further decreased net interest income;
•heightened cybersecurity, information security and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•increased risk of counterparty and service provider business disruption that could affect the ability of such counterparties and service providers to perform under the terms of any agreements with us or to provide us with essential services; and
•increased risk of business disruption if our employees are unable to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements or other effects of the pandemic.

As a result, our credit, operational and other risks are generally expected to remain elevated until the pandemic subsides. Depending on the duration and severity of the pandemic going forward, the conditions noted above could continue for an extended period and these or other adverse developments may occur or reoccur.

Certain industries to which the Company has credit exposure, including lodging, senior living and care facilities, restaurants, and travel and recreation, have experienced, and may continue to experience, significant operational challenges as a result of COVID-19. Although we have not yet experienced higher credit line draws from our customers to support their liquidity and working capital needs, the operation challenges stemming from COVID-19 may result in a number of our customers making higher than usual credit line draws in the future, which could negatively affect our liquidity if current economic conditions persist. Also, although we have not yet experienced elevated levels of non-performing assets, the negative effects of COVID-19 may cause our business and consumer customers to be unable to pay their loans as they come due or may decrease the value of collateral , which we expect would cause significant increases in our credit losses.

Until the pandemic subsides, we may experience reduced revenues from our lending businesses, and increased credit losses in our loan portfolios, as well as recognize the possibility for an increase in credit line utilization. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations. In addition, some measures, such as payment deferrals on mortgage and other loans, suspension of certain foreclosures, repossessions and other loan collection activity, continuation of certain fee assistance programs and other client accommodations may have a negative impact on our business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the pandemic on our borrowers, we may also experience higher rates of default and increased credit losses in future periods. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic and actions governmental authorities take in response to the pandemic. Furthermore, various government programs such as the Paycheck Protection Program are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to our reputation.

Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides. Further, the COVID-19 pandemic has also had the effect of heightening, and may have the effect of heightening further, many of the other risks described in this section.

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

As of December 31, 2020, our balance sheet composition supported an asset sensitive interest rate risk position over a one- and two-year period. This would suggest that if interest rates were to decrease, then net interest income would decrease, reducing revenue and net income, while an increase in interest rates would increase net interest income, increasing revenue and net income. However, there is risk that any change in interest rates could negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by slowing loan production, and specifically, loan refinance activity, and/or reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for credit losses.

During the first quarter of 2020, the Federal Reserve reduced the targeted Federal Funds rate to between zero and 0.25% in response to COVID-19 and lower benchmark interest rates, which has compressed our net interest margin and pressured net interest income. In addition, some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions. Our financial condition could be negatively impacted if this interest rate trend were to extend to the United States.

We could be adversely affected by the actions and commercial soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We maintain a diversified securities portfolio and have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Furthermore, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

In addition, although we believe that we have adequately reviewed our investment securities for the need for an allowance for credit losses or impairment, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the need for an allowance for credit losses or impairment. If a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in provision for credit losses or realized losses being charged against future income. Given the significant judgments involved, there is risk that material provisions may be recorded to establish an allowance for credit losses resulting in realized losses. We did not recognize any provisions for credit losses on our investment securities portfolio in 2020.

Our financial condition and results of operations have been adversely affected, and in the future may be adversely affected, by the U.S. and international financial market and economic conditions.

We have been, and in the future may be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. Although the U.S. economy had recovered over the past decade prior to the COVID-19 pandemic, economic concerns have been heightened as a result of the pandemic, and deterioration in any of these conditions, including as a result of the COVID-19 pandemic or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

Camden National Wealth Management may be negatively affected by changes in economic and market conditions.

A substantial portion of income from fiduciary services is dependent on the market value of wealth management assets under management, which are primarily marketable securities. Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets. For example, global political trends towards nationalism and isolationism, including the U.K.’s exit from the European Union (“EU”), or Brexit, could negatively impact markets and cause weaker macroeconomic conditions. In particular, Brexit could have negative effects that extend beyond the U.K. and the EU that could continue for the foreseeable future.

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

In July 2017, the U.K. Financial Conduct Authority announced that after 2021 it will no longer persuade or require banks to submit rates for LIBOR. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. These announcements, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices that are used as interest rate benchmarks. These actions may result in future changes in the rules or methodologies used to calculate benchmarks or in the discontinuance or unavailability of certain benchmarks. The possible impact of these actions, including whether LIBOR will continue to be viewed as an acceptable market benchmark, which rate or rates may become accepted alternatives to LIBOR, , or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments, is uncertain and cannot be predicted at this time, and the potential or actual discontinuance of benchmark quotes may have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that we and other market participants will adequately be prepared for a discontinuation of LIBOR or other benchmarks, and such discontinuation may have an unpredictable impact on our contracts and/or cause significant disruption to financial markets that are relevant to our business, which may have a material, adverse effect on our financial condition or results of operations.

Credit Risk and Lending Business Risk

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

    We primarily serve individuals and businesses located in the state of Maine, with 73% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2020, with higher concentrations of exposure in Cumberland, Kennebec, Knox, and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse. In addition, the COVID-19 pandemic and the resulting restrictions on individuals and economic activity adversely affected certain industries in Maine more than others, including hospitality, transportation and commercial real estate. Continued negative effects of COVID-19 on those industries could result in higher rates of loss and delinquency on these loans, which could have a material, adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2020, our commercial real estate and commercial loan portfolios, excluding U.S. Small Business Administration Paycheck Protection Program ("SBA PPP") loans, comprised 57% of our total loan balances, excluding SBA PPP loans. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2020, the most significant industry concentration within our loan portfolio was nonresidential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings), which was 14% of our total loans and 32% of our total commercial real estate portfolio. As of December 31, 2020, we had no other industry concentrations in excess of 10% of total loans.

If our allowance for credit losses for loans is not adequate to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses for these loans (herein referred to as the "allowance for loan losses") based on a number of factors. The level of the allowance for loan losses reflects management's continuing evaluation of industry concentrations, specific credit risks, credit loss experience, current loan portfolio quality, current economic trends and conditions, reasonable and supportable forecasts about the future, changes in competitive, legal, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. On a monthly basis, management reviews the allowance for loan losses to assess recent asset quality trends and impact on the Company's financial condition. On a quarterly basis, the allowance for loan losses is reviewed and approved at the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors. Determination of the allowance for loan losses is inherently subjective because it requires significant estimates and management judgment of credit risks and future trends, which are subject to material changes. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in accounting principles, and other factors, both within and outside our control, may require an increase in the allowance for loan losses, as occurred as a result of the COVID-19 pandemic. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for credit losses, our earnings could decrease.

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

Competitive and Strategic Risk

We experience strong competition within our industry and markets, which may impact our profitability.

    Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the recent revisions to the FDIC’s rules on brokered deposits, may also make it easier for fintechs to partner with banks and offer deposit products. Other recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

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

Camden National Wealth Management faces intense competition in attracting and retaining clients.

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

The Company faces competition in pursuing acquisition opportunities.

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

Liquidity Risk

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

As of December 31, 2020, brokered deposits made up 7% of our total deposits. We have and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation-Capital Adequacy and Safety and Soundness-Prompt Corrective Action” and “Supervision and Regulations-Regulation of the Bank-Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

Wholesale funding sources may prove insufficient to replace deposits and support our operations and future growth.

The Company and the Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, borrowings through the Federal Home Loan Bank and correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs, or if there are unforeseen outflows of cash or collateral, such as that seen by certain financial institutions during 2020 when corporate customers drew on revolving credit facilities at a historic pace in response to COVID-19. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

We are a holding company and dependent upon our subsidiary for dividends, distributions and other payments to meet our liquidity needs.

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

Holders of our common stock are entitled to receive dividends only when, and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, as a bank holding company, we are required inform and consult with FRB supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. If we experience losses in a series of consecutive quarters, we may be required to inform and consult with the FRB supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the FRB will approve the payment of such dividends. Our ability to pay dividends would also be restricted under current regulatory capital rules if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item 1. “Business—Supervision and Regulation—Dividend Restrictions” and “Business—Supervision and Regulation—Regulatory Capital Requirements.”

Regulatory and Legal Risk

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. “Business-Supervision and Regulation.”

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

Operational and Business Risk

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

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years, including those resulting from the COVID-19 pandemic, have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. If our risk and control framework, or the assumptions underlying our framework, prove ineffective, we may not be able to mitigate our risk exposures effectively, and, as a result, we could incur litigation, negative regulatory consequences, reputational damage or other adverse consequences, and we could suffer unexpected losses that may affect our business, financial condition or results of operations.

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

Information security risks for financial institutions such as the Company and the Bank have increased significantly in recent years due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. As our reliance on technology systems increases, including as a result of work-from-home arrangements such as those implemented in response to the COVID-19 pandemic, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents also increases. Our technologies, systems, networks and our customers’ devices are periodically the target of cyberattacks, and may be the target of future cyberattacks, including through the introduction of computer viruses, and/or malicious code, or by means of phishing attacks, social engineering or other information security breaches. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.

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

Information security risks have generally increased in recent years, and continue to increase, in part because of the proliferation of new technologies, the implementation of work-from-home arrangements, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

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

Natural disasters, acts of terrorism, pandemics and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Because we primarily serve individuals and businesses located in Maine, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse. Acts of terrorism, war, civil unrest, violence, pandemics or human error could cause disruptions to our business or the economy as a whole, such as occurred during the COVID-19 pandemic. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition, such as the negative effects that resulted from the COVID-19 pandemic and other effects that we may be unable to predict.

Accounting and Tax Risk

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2020, our goodwill and other identifiable intangible assets totaled $97.5 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2020 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2020. We may be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, we implemented FASB’s guidance on the measurement of credit losses (ASU 2016-13, Financial Instruments - Credit Losses (TOPIC 326): Measurement of Credit Losses on Financial Instruments), commonly known as “CECL,” effective as of January 1, 2020, but for reporting periods beginning on or after October 1, 2020. CECL introduces a forward-looking “expected loss” model to estimate credit losses, rather than the “incurred loss” model previously required under GAAP. CECL substantially changes how we calculate our allowance for credit losses. See Note 1 to our financial statements, Business and Summary of Significant Accounting Changes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for additional information on CECL and its impact on our financial reporting. Other future changes in accounting standards could materially impact how we report our financial condition, and we cannot predict whether such standards will be adopted or their resultant impact.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2020, the Company owns or leases a total of 64 facilities, excluding any properties designated as other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 43 of its facilities, none of which are subject to a mortgage, and the remaining branches and loan offices are leased by the Company. The Company has 57 branches located throughout Maine, a branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, and a mortgage loan production office in Braintree and Wakefield, Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2020:

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2020 and 2019, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2020 and 2019) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2020			2019
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$48.16	$28.94	$0.33	$45.72	$35.94	$0.30
Second Quarter	38.42	26.93	0.33	46.95	41.79	0.30
Third Quarter	35.17	28.36	0.33	45.57	40.40	0.30
Fourth Quarter	37.85	30.30	0.33	46.82	41.89	0.33

As of February 22, 2021, there were 14,913,098 shares of the Company’s common stock outstanding by approximately 1,100 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2015 through December 31, 2020. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2015 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2020.

Stock Performance Graph

In January 2020, the Board of Directors authorized a common stock repurchase program, authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock, that had an expiration date of the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of December 31, 2020, the Company repurchased 274,354 shares at an average price of $35.36. This repurchase program subsequently terminated in January 2021.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2020	700	$29.88	700	484,354
November 1-30, 2020	—	—	—	484,354
December 1-31, 2020	8,708	34.92	8,708	475,646
Total	9,408	$34.55	9,408	475,646

In February 2021, the Board of Directors authorized a common stock repurchase program authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock. This program replaces the 2020 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year.

Other information required by this item is incorporated by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the year ended
December 31, 2020, 2019 and 2018 and financial condition at December 31, 2020 and 2019 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K:

AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, issued by the Federal government in response to COVID-19 in March 2020	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	OTTI:	Other-than-temporary impairment
FASB:	Financial Accounting Standards Board	PD:	Probability of default
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FHLMC:	Federal Home Loan Mortgage Corporation	TDR:	Troubled-debt restructured loan

FNMA:	Federal National Mortgage Association	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity; the efficiency ratio; net interest income (fully-taxable equivalent); pre-tax, pre-provision earnings; ACL on loans to total loans, excluding SBA PPP loans; adjusted yield on interest-earning assets and adjusted net interest margin (fully-taxable equivalent); tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Return on Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of core deposit intangible assets and other adjustments, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common performance measure within the financial services industry.

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Net income, as presented	$59,486	$57,203	$53,071
Add: amortization of intangible assets, net of tax(1)	539	557	573
Net income, adjusted for amortization of intangible assets	$60,025	$57,760	$53,644
Average equity, as presented	$503,624	$459,865	$410,755
Less: average goodwill and other intangible assets	(97,880)	(98,570)	(99,287)
Average tangible equity	$405,744	$361,295	$311,468
Return on average equity	11.81%	12.44%	12.92%
Return on average tangible equity	14.79%	15.99%	17.22%
(1)     Assumed a 21% income tax rate.

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

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Non-interest expense, as presented	$99,983	$95,303	$91,945
Less: legal settlement	(1,200)	—	—
Adjusted non-interest expense	$98,783	$95,303	$91,945
Net interest income, as presented	$136,307	$127,630	$120,393
Add: effect of tax-exempt income(1)	1,155	1,029	1,022
Non-interest income, as presented	50,490	42,113	38,176
Add (Less): net loss (gain) on sale of securities	—	105	(275)
Adjusted net interest income plus non-interest income	$187,952	$170,877	$159,316
Ratio of non-interest expense to total revenues(2)	53.52%	56.15%	57.98%
Efficiency ratio	52.56%	55.77%	57.71%
(1)     Reported on a tax-equivalent basis using a 21% income tax rate.
(2)     Revenue is the sum of net interest income and non-interest income.

Net Interest Income (Fully-Taxable Equivalent). Net interest income on a fully-taxable equivalent basis is net interest income plus the taxes that would have been paid had tax-exempt securities been taxable. This number attempts to enhance the comparability of the performance of assets that have different tax liabilities. This is a common measure with the financial services industry and is used within the calculation of net interest margin on a fully-taxable equivalent basis.

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Net interest income, as presented	$136,307	$127,630	$120,393
Add: effect of tax-exempt income(1)	1,155	1,029	1,022
Net interest income, tax equivalent	$137,462	$128,659	$121,415
(1)     Reported on a tax-equivalent basis using a 21% income tax rate.

Pre-tax, Pre-provision Earnings. Pre-tax, pre-provision earnings is a supplemental measure of operating earnings and performance, and is calculated as net income before income tax expense and provision for credit losses. This supplemental measure is becoming more widely used by financial institutions as a measure of financial performance for comparability across financial institutions due to the impact of COVID-19 on a company's provision for credit losses, as well as the differences in accounting methodology for the allowance for credit losses currently across financial institutions as the CARES Act provided financial institutions the option to delay adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended, commonly referred to as "CECL." as further described in "– Critical Accounting Policies" and Note 1 of the consolidated financial statements.

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Net income, as presented	$59,486	$57,203	$53,071
Add: income tax expense, as presented	14,910	14,376	12,706
Add: provision for credit losses, as presented	12,418	2,861	847
Pre-tax, pre-provision earnings	$86,814	$74,440	$66,624

Adjusted Yield on Interest-Earning Assets. Adjusted yield on interest-earning assets normalizes the Company's reported yield on interest-earning assets for certain unusual, non-recurring items, including: (i) the impact of PPP loans and (ii) excess cash/liquidity held by the Company, primarily due to Federal stimulus programs and changes in the FRB cash holding requirements for financial institutions both in response to COVID-19.

	For The Year Ended December 31,
	2020	2019	2018
Yield on interest-earning assets, as presented	3.56%	4.15%	3.97%
Less: effect of PPP loans on yield on interest-earning assets	(0.06)%	—%	—%
Add: effect of excess cash/liquidity on yield on interest-earning assets	0.09%	0.01%	—%
Adjusted yield on interest-earning assets	3.59%	4.16%	3.97%

Adjusted Net Interest Margin (Fully-Taxable Equivalent). Adjusted net interest margin on a fully-taxable equivalent basis normalizes the Company's reported net interest margin on a fully-taxable equivalent basis for certain unusual, non-recurring items, including: (i) the impact of PPP loans and (ii) excess cash/liquidity held by the Company, primarily due to Federal stimulus programs and changes in the FRB cash holding requirements for financial institutions both in response to COVID-19.

	For The Year Ended December 31,
	2020	2019	2018
Net interest margin (fully-taxable equivalent), as presented	3.09%	3.15%	3.16%
Less: effect of PPP loans on net interest margin (fully-taxable equivalent)	(0.07)%	—%	—%
Add: effect of excess cash/liquidity on net interest margin (fully-taxable equivalent)	0.08%	0.01%	—%
Adjusted net interest margin (fully-taxable equivalent)	3.10%	3.16%	3.16%

Allowance for Credit Losses ("ACL") on Loans to Total Loans, excluding SBA PPP Loans. ACL on loans to total loans, excluding SBA PPP loans, is calculated as (i) ACL on loans, adjusted for the ACL allocated to SBA PPP loans, to (ii) total loans, adjusted to exclude SBA PPP loans. SBA PPP loans were provided to qualifying businesses as part of the federal government stimulus package issued in response to the COVID-19 pandemic. These loans are fully-guaranteed by the SBA, and may even be forgiven in full or in part, and, thus, present little to no credit risk to the Company. By excluding the impact of the SBA PPP loans, the ratio attempts to be more comparable with prior periods and demonstrates the level of loan loss reserves established on the Company's loans originated as part of its core operations and credit underwriting standards.

(In thousands)	December 31,
	2020	2019
ACL on loans, as presented	$37,865	$25,171
Less: ACL on loans allocated to SBA PPP loans	(69)	—
Adjusted ACL on loans	$37,796	$25,171
Total loans, as presented	$3,219,822	$3,095,023
Less: SBA PPP loans	(135,095)	—
Adjusted total loans	$3,084,727	$3,095,023
ACL on loans to total loans	1.18%	0.81%
ACL on loans to total loans, excluding SBA PPP loans	1.23%	0.81%

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

(In thousands, except number of shares and per share data)	December 31,
	2020	2019
Tangible Book Value Per Share:
Shareholders' equity, as presented	$529,314	$473,415
Less: goodwill and other intangible assets	(97,540)	(98,222)
Tangible shareholders' equity	$431,774	$375,193
Shares outstanding at period end	14,909,097	15,144,719
Book value per share	$35.50	$31.26
Tangible book value per share	$28.96	$24.77
Tangible Common Equity Ratio:
Total assets	$4,898,745	$4,429,521
Less: goodwill and other intangibles	(97,540)	(98,222)
Tangible assets	$4,801,205	$4,331,299
Common equity ratio	10.81%	10.69%
Tangible common equity ratio	8.99%	8.66%

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

	December 31,
(In thousands)	2020	2019
Total deposits	$4,005,244	$3,537,743
Less: certificates of deposit	(357,666)	(521,752)
Less: brokered deposits	(283,567)	(191,005)
Core deposits	$3,364,011	$2,824,986

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

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Total average deposits	$3,666,444	$3,233,560	$2,842,619
Less: certificates of deposit	(454,750)	(506,971)	(467,631)
Average core deposits	$3,211,694	$2,726,589	$2,374,988

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the ACL, including the ACL on loans, off-balance sheet credit exposures and investments; (ii) accounting for acquisitions and the subsequent review of goodwill and intangible assets generated in an acquisition for impairment; (iii) income taxes; and (iv) accounting for defined benefit and postretirement plans.

Refer to Note 1 of the consolidated financial statements for additional details of the Company's accounting policies, including new accounting standards recently adopted and those yet to be adopted.

Allowance for Credit Losses ("ACL"). Effective January 1, 2020, but applied to reporting periods on or after October 1, 2020, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13). This new accounting standard, commonly referred to as "CECL," significantly changed our methodology for accounting for reserves on loans, unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees, as well as introduced the consideration for establishing an allowance on HTM debt investments. ASU 2016-13 replaced the "incurred loss" methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an "expected loss" approach. Under CECL, the ACL at each reporting period serves as our best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date.

The recorded ACL on loans and HTM debt investments is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools, individual credits with unique risk factors, and CUSIP. We have elected to use a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data are derived from internal historical default and loss experience as well as the use of external data where there are not statistically meaningful loss events for a loan segment.

CECL may create more volatility in our ACL, particularly our ACL on loans and ACL on off-balance sheet credit exposures. Under CECL, our ACL may increase or decrease period to period based on many factors, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) forecast period and reversion speed; (iii) prepayment speed assumption; (iv) loan portfolio volumes and changes in mix; (v) credit quality; and (vi) various qualitative factors outlined in ASU 2016-13.

ASU 2016-13 also changed our methodology and accounting for credit losses within our investment portfolio designated as AFS. To the extent the fair value of a security designated as AFS is less than its amortized cost and we either (i) intend to sell the security or (ii) it is more-likely-than-not we will be required to sell the security before recovery of its amortized cost basis, then the investment is permanently impaired and the amortized cost basis is written down to fair value and a corresponding impairment charge is recorded within the consolidated statements of income. If neither of the above is true, but the fair value of the investment is below its amortized cost basis at the reporting date, then an allowance is established on the AFS investment for the portion of the impairment that is due to credit reasons (e.g. credit rating downgrades, past due receivables, and/or other macro- or micro-adverse trends). The allowance established on an AFS investment due to credit losses is limited to the amount the fair value of the investment is below its amortized cost basis as of the reporting date. If the fair value of the investment is below its amortized cost basis for non-credit-related reasons (e.g. interest rate environment), then the impairment continues to be recognized within shareholders' equity through AOCI, as it did prior to the adoption of ASU 2016-13.

ACL on Loans. We consider the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL is appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL calculation at December 31, 2020 using the CECL methodology, included:
•Macroeconomic factors (loss drivers): We monitor and assess Maine unemployment, changes in Maine GDP, changes in National GDP, changes in Maine’s Retail Sales and changes in Maine's Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Factors we consider in determining the ACL may change from time to time.
•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and global economies throughout 2020 due to the COVID-19 pandemic and political matters, we are likely to use a shorter forecast period, whereas when markets, economies, interest rate environment, political matters, and other factors are considered to be more stable and certain, we are likely to use a longer forecast period. Also, in times of greater uncertainty, we may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, we expect our forecast period to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. "reversion speed"), we consider such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where we believe we are within the current economic cycle.
•Prepayment speeds: Prepayment speeds are determined for each loan segment utilizing our own historical loan data, as well as consideration of current environmental factors. The prepayment speed assumption is utilized with the discounted cash flow model (i.e. the CECL model) to forecast expected cash flows over the contractual life of the loan, adjusted for expected prepayments. A higher prepayment speed assumption will drive a lower ACL, and vice versa.
•Qualitative factors: As within previous accounting guidance used for the "incurred loss" model, ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. We continue to consider qualitative factors in determining and arriving at our ACL each reporting period.

As of December 31, 2020, the recorded ACL was $37.9 million and represented our best estimate. However, we may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in CECL key assumptions and asset quality, and consider their impact on the Company's financial condition. The ACL is reviewed and approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to Note 1 of the consolidated financial statements for further details on the Company's policies and accounting elections made.

ACL on Off-Balance Sheet Credit Exposures. We consider the ACL on off-balance sheet credit exposures to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses on expected future loan fundings of, primarily, unfunded loan commitments for those that are not unconditionally cancellable by the Company. The expected credit loss factors for each loan segment determined using the ACL on loans methodology described above, as well as within Note 1 of the consolidated financial statements, is used to calculate the ACL on off-balance sheet credit exposures for each applicable loan segment, and, thus, are subject to the same level of estimation risk and volatility previously described. In addition, one other key assumption is used to derive the ACL on off-balance sheet credit exposures and that is the expected funding rate. The expected funding rate is derived using historical loan-level data for credit line usage, and is applied to total off-balance sheet credit exposures at each reporting date, excluding any that are unconditionally cancellable by the Company, to determine the expected funding amount. As unfunded loan commitments are funded, the allowance migrates from that provided for off-balance sheet credit exposures to the ACL on loans. If the expected funding rate or any other key assumption used is not reasonable, then this could have an adverse impact on the total ACL upon funding.

As of December 31, 2020, the recorded ACL on off-balance sheet credit exposures of $2.6 million is presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at December 31, 2020, represented our best estimate, however, we may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on off-balance sheet credit exposures is approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

ACL for HTM Debt Securities. The estimate of expected credit losses on our HTM investment portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, we utilize external third party loss forecast models as the sole source of municipal default and loss rates. Investment cash flows are modeled over a reasonable and supportable forecast period and then revert to the long-term average economic conditions on a straight line basis (similar to that of our ACL on loans policy). Management may exercise discretion to make adjustments based on various environmental factors.

At December 31, 2020, the Company held three securities in its HTM portfolio with an amortized cost basis of $1.3 million and no allowance was carried given the immaterial nature of such, noting the investments are all investment-grade municipal securities and two of the three securities also carried credit enhancements. Should our HTM portfolio grow in size, change its mix and/or experience credit deterioration, an allowance may be recorded at that time.

ACL on AFS Debt Securities. We consider the allowance for credit losses on AFS debt securities to be a critical accounting policy given the size of the investment portfolio and level of estimation used to determine the allowance, as appropriate. As of December 31, 2020, the Company's AFS portfolio is entirely made up of assets that are fair valued using level 2 valuation techniques in accordance with ASC 820, Fair Value Measurement. We engage a third party pricing agency to assist with the valuation of such debt securities and the assets are carried at fair value at each reporting period. An allowance is recorded on an AFS debt security to the extent an event has occurred that suggests receipt of full contractual payments are at risk. When such an event has been identified, a discounted cash flow model is used to determine the expected losses due to credit risk, and an allowance is recorded to reduce the carrying value of the debt security by the calculated expected loss amount, limited to the amount by which the fair value of the debt security is below its amortized cost basis.

As of December 31, 2020, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio, nor did it record any permanent impairments during 2020.

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets during 2020 or 2019.

Goodwill impairment evaluations are required to be performed at least annually, but may be required more frequently if certain conditions indicate a potential impairment may exist. Our policy is to perform the goodwill impairment analysis annually as of November 30th, or more frequently as warranted. The goodwill impairment evaluation is required to be performed at the reporting unit level. Effective January 1, 2020, we no longer determine the implied fair value of goodwill to measure impairment of goodwill. Instead, goodwill is now impaired by the amount the book value of the reporting unit exceeds its fair value, and an impairment charge is recorded for the lesser of this amount or the amount to write-down goodwill to zero.

We may use a qualitative analysis to evaluate goodwill for impairment when it is believed that it is not more-likely-than-not that the fair value of the reporting unit is below its book value, or if a quantitative analysis was recently used to estimate the fair value of the reporting unit, and there are not any indications of events that would suggest such conclusions for impairment have changed. In the second quarter of 2020, we determined that the turmoil in the global markets and economy spurred by COVID-19 and the sustained depression of the Company's share price was a triggering event, in accordance with ASC 350-20, Goodwill, and a quantitative analysis was performed using various valuation techniques, including a discounted cash flow model and market valuation models. With each valuation technique used, a variety of key inputs and assumptions were used to estimate fair value, including, but not limited to, internal forecasts of future earnings and cash flows, discount rates, and control premiums. Through our analysis, we concluded that goodwill was not impaired as of May 31, 2020. We later performed our annual goodwill impairment assessment as of November 30, 2020, using a qualitative analysis and concluded that it was not more-likely-than-not that goodwill was impaired. The Company did not recognize any impairment of goodwill in 2020 or 2019.

The Company's core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred in 2020 or 2019 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

Income Taxes. We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities, considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition. We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although we have determined a valuation allowance is not required for our deferred tax assets, there is no guarantee that these assets will be realized.

As of December 31, 2020, our federal and state income tax returns for 2019, 2018 and 2017 were open to audit by federal and various state authorities. If, as a result of an audit, we were to be assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

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

EXECUTIVE OVERVIEW

2020 Overview. The challenges and uncertainty stemming from the COVID-19 pandemic began in mid-March 2020, continued throughout the remainder of the year, and continue to affect global, national and local economies and markets through the date of this Annual Report on Form 10-K. We continue to be cautiously optimistic while understanding markets and economies are still fragile, and that these times are truly unprecedented. The Company, with the full support of its Board of Directors, continues to use its best efforts to respond to the pandemic and to support its employees and customers where possible, while also continuing to strengthen the Company's financial position and resiliency through our actions.

Operating Results. Net income for the year ended 2020 was $59.5 million, representing an increase of $2.3 million, or 4%, over 2019. Pre-tax, pre-provision earnings (non-GAAP) for the year ended 2020 was $86.8 million, representing an increase of $12.4 million, or 17%, over 2019.

The key drivers of the increase in net income between periods include:
•An increase in net interest income of $8.7 million, or 7%, driven by fees of $7.8 million earned on SBA PPP loans in 2020. During 2020, we originated over 3,000 SBA PPP loans totaling $244.8 million, to qualifying small businesses impacted by COVID-19.
•An increase in provision for credit losses of $9.6 million due to the COVID-19 pandemic and its inherent risk and uncertainty on credit quality, particularly with the adoption of the new CECL accounting standard and its requirement to consider expected losses over the expected life of our loan portfolio.
•An increase in mortgage banking income of $10.7 million, or 136%, driven by record residential mortgage production of $1.0 billion for 2020, an increase of 79% over 2019, largely driven by the historically low interest rate environment through 2020.
•An increase in non-interest expense of $4.7 million, or 5%, of which $1.2 million of the increase was driven by a legal settlement. Our ratio of non-interest expense to total revenue2 was 53.52% for 2020, compared to 56.15% for 2019, or on a non-GAAP-basis our efficiency ratio was 52.56% and 55.77% for the same periods, respectively.

Other key financial metrics between years included:
•Diluted EPS for the year ended 2020 was $3.95, an increase of $0.26, or 7%, over 2019.
•Return on average assets for the year ended 2020 was 1.23%, compared to 1.30% for 2019.
•Return on average equity for the year ended 2020 was 11.81%, compared to 12.44% for 2019.
•Return on average tangible equity (non-GAAP) for the year ended 2020 was 14.79%, compared to 15.99% for 2019.

Asset Quality. As of December 31, 2020, the Company's asset quality was strong and stable, however, we recognize that conditions remain volatile and uncertain due to COVID-19, and its impact on our markets and borrowers may be masked by the various governmental stimulus programs and short-term temporary debt relief programs provided to borrowers.
•Non-performing assets were 0.22% of total assets at December 31, 2020, compared to 0.25% at December 31, 2019.
•Past due loans were 0.10% of total loans at December 31, 2020, compared to 0.17% at December 31, 2019.
•Net charge-offs for the year ended 2020 were 0.02% of average loans, compared to 0.08% for 2019.

COVID-19 Short-Term Loan Deferment Program. In March 2020, we began offering short-term temporary debt relief to business and retail customers impacted by the COVID-19 pandemic for periods up to 180 days, including full and partial principal and/or interest payment relief. This program was created in accordance with the terms of the CARES Act and bank regulatory guidance, and, as such, none of these participating loans qualified as TDRs. At December 31, 2020, loans operating under short-term temporary debt relief programs totaled $26.5 million, or 0.8% of total loans at December 31, 2020, compared to $546.7 million, or 16.4% of total loans at June 30, 2020.

ACL on Loans. At December 31, 2020, the ACL on loans was 1.18% of total loans, and 3.6 times non-performing loans, compared to 0.81% of total loans and 2.3 times non-performing loans, respectively, at December 31, 2019.

CECL. In the fourth quarter of 2020, the Company adopted the CECL accounting methodology for the allowance for credit losses, effective as of January 1, 2020, after initially delaying the adoption as permitted under the terms of the CARES Act.
2 Revenue is the sum of net interest income and non-interest income.

Upon the adoption of CECL, a net cumulative-effect adjustment was recorded that decreased retained earnings by $2.8 million. This adjustment was the net result of: (1) a $233,000 increase in the ACL on loans, (2) a $3.3 million increase in other liabilities related to the ACL on off-balance sheet credit exposures, and (3) a $769,000 increase in deferred tax assets. Interim period financial statements for 2020 were not restated for CECL adoption, but rather continue to be reported under the incurred loss methodology.

Capital Position. At December 31, 2020, the Company's capital position remained well in excess of regulatory requirements, including a Total risk-based capital ratio of 15.40% and a Tier 1 leverage ratio of 9.13%. Additionally, at December 31, 2020, the Company's common equity ratio was 10.81% and tangible common equity ratio (non-GAAP) was 8.99%. In March 2021, the Company announced its intent to call its $15.0 million of subordinated debt at par, plus accrued and unpaid interest, on April 16, 2021. At December 31, 2020, the $15.0 million of subordinated debt was 37 basis points of the Total risk-based capital ratio. Upon exercise of the call, the Company's capital position will continue to remain well in excess of regulatory capital requirements.

The company declared cash dividends of $1.32 for the year ended 2020, which resulted in a dividend payout ratio for the year of 33% and a dividend yield of 3.69% based on the Company's closing share price of $35.78, as reported by NASDAQ.

In mid-March 2020, we temporarily suspended the Company's share repurchase program in response to the COVID-19 pandemic as we looked to preserve capital until the impact of the COVID-19 pandemic on the Company's current and future financial position was better understood. In September 2020, we lifted the suspension and began to actively repurchase shares of the Company's common stock in the market. For the year ended 2020, we repurchased 274,354 shares, or approximately 2% of our common shares outstanding. We will continue to evaluate the use of the share repurchase program as the impact of and our response to the COVID-19 pandemic continues to develop.

In January 2021, the Company's existing share repurchase program expired and was terminated. In February 2021, a new share repurchase program was approved by the Company's Board of Directors, for the purchase of up to 750,000 shares of the Company's common stock over the next year.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue, accounted for 73% and 75% of total revenues for the year ended 2020 and 2019, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Net interest margin is calculated as net interest income, on a fully-taxable equivalent basis, as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for 2020 and 2019 was 3.09% and 3.15%, respectively.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the year ended 2020 was $137.5 million, an increase of $8.8 million, or 7%, over 2019. The increase was driven by a $20.0 million decrease in interest expense between periods that offset the decrease in interest income on a fully-taxable equivalent basis of $11.2 million between periods. The decrease in interest expense between periods was the result of a 56 basis point decrease in our average cost of funds during 2020 driven by the lower interest rate environment and the change in funding mix as average deposits grew to 87% of total funding for the year ended 2020, compared to 83% for 2019. The decrease in interest income on a fully-taxable equivalent basis between periods was the result of a 59 basis point decrease in our yield on average interest-earning assets during 2020, again, driven by the lower interest rate environment, but was partially offset by average loan growth of $181.2 million, or 6%, which was predominantly due to SBA PPP loan originations of $244.8 million during the year that contributed $146.9 million to average loan growth and $7.8 million in interest income for the year ended 2020.

Net Interest Margin. Net interest margin on a fully-taxable equivalent basis decreased 6 basis points over the year to 3.09% for the year ended 2020. The Company's yield on average interest-earning assets compressed 59 basis points over the year to 3.56% for the year ended 2020, while its cost of funds decreased 56 basis points over the year to 0.49% for the year ended 2020. The decrease in net margin on a fully-taxable equivalent basis was driven by the following factors:
•During the first quarter of 2020, the Federal Reserve reduced the targeted Federal Funds rate to between zero and 0.25% in response to COVID-19 and benchmark interest rates fell, compressing asset yields. In response, we took actions throughout 2020 to reduce deposit costs to help mitigate asset yield pressures.
•SBA PPP loans originated during 2020 in response to COVID-19 provided a 6 basis point lift to our year ended 2020 average interest-earning asset yield and a 7 basis point lift to net interest margin on a fully-taxable equivalent basis for the same period.
•Deposits grew $467.5 million, or 13%, and average deposits grew $432.9 million, or 13%, during 2020 driven by government stimulus provided to retail and business customers in response to the COVID-19 pandemic. Deposit growth occurred within core deposits (non-GAAP), highlighted by an increase in balances of $539.0 million, or 19%, over the year to $3.4 billion at December 31, 2020, and an increase in average core deposits (non-GAAP) of 18% during 2020. Over the same period, average loans grew $181.2 million and average investments grew $71.4 million, or 8%. The pace in which deposits outgrew loans and investments created excess cash holdings further compressing interest-earning asset yields and net interest margin on a fully-taxable equivalent basis. For the year ended 2020, excess cash/liquidity reduced the Company's average interest-earning asset yield 9 basis points and net interest margin 8 basis points.

The Company's adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP) for the year ended 2020 was 3.10%, compared to 3.16% for 2019.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For The Year Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$179,718	$343	0.19%	$67,288	$1,435	2.13%	$45,155	$732	1.62%
Investments – taxable	874,823	19,604	2.24%	825,674	20,982	2.54%	829,462	19,451	2.35%
Investments – nontaxable(1)	121,302	4,117	3.39%	99,024	3,419	3.45%	98,128	3,352	3.42%
Loans(2):
Commercial real estate	1,310,160	51,403	3.92%	1,260,412	58,677	4.66%	1,195,544	53,420	4.47%
Commercial(1)	381,087	15,147	3.97%	390,689	18,285	4.68%	354,508	15,956	4.50%
SBA PPP	146,918	7,750	5.28%	—	—	—%	—	—	—%
Municipal(1)	19,073	679	3.56%	19,181	688	3.59%	20,361	648	3.18%
HPFC	17,000	1,399	8.23%	27,502	2,213	8.05%	39,588	3,123	7.89%
Residential real estate	1,085,064	43,927	4.05%	1,045,668	45,291	4.33%	913,593	38,293	4.19%
Consumer and home equity	312,076	13,986	4.48%	346,769	18,557	5.35%	343,292	17,424	5.08%
Total loans	3,271,378	134,291	4.11%	3,090,221	143,711	4.65%	2,866,886	128,864	4.49%
Total interest-earning assets	4,447,221	158,355	3.56%	4,082,207	169,547	4.15%	3,839,631	152,399	3.97%
Cash and due from banks	48,479			43,906			45,503
Other assets	381,204			309,925			274,293
Less: ACL	(31,459)			(25,530)			(23,959)
Total assets	$4,845,445			$4,410,508			$4,135,468
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$684,539	$—	—%	$519,078	$—	—%	$488,702	$—	—%
Interest checking	1,289,501	4,553	0.35%	1,123,268	10,456	0.93%	884,710	4,826	0.55%
Savings	536,014	303	0.06%	476,860	387	0.08%	485,986	308	0.06%
Money market	701,640	3,477	0.50%	607,383	7,541	1.24%	515,590	4,467	0.87%
Certificates of deposit	454,750	5,759	1.27%	506,971	7,967	1.57%	467,631	5,267	1.13%
Total deposits	3,666,444	14,092	0.38%	3,233,560	26,351	0.81%	2,842,619	14,868	0.52%
Borrowings:
Brokered deposits	242,951	1,452	0.60%	316,475	7,650	2.42%	264,711	5,245	1.98%
Customer repurchase agreements	205,890	1,314	0.64%	241,899	3,023	1.25%	248,743	2,547	1.02%
Subordinated debentures	59,228	3,512	5.93%	59,007	3,266	5.54%	58,990	3,415	5.79%
Other borrowings	58,601	523	0.89%	29,132	598	2.05%	249,544	4,909	1.97%
Total borrowings	566,670	6,801	1.20%	646,513	14,537	2.25%	821,988	16,116	1.96%
Total funding liabilities	4,233,114	20,893	0.49%	3,880,073	40,888	1.05%	3,664,607	30,984	0.85%
Other liabilities	108,707			70,570			60,106
Shareholders’ equity	503,624			459,865			410,755
Total liabilities & shareholders’ equity	$4,845,445			$4,410,508			$4,135,468
Net interest income (fully-taxable equivalent)		137,462			128,659			121,415
Less: fully-taxable equivalent adjustment		(1,155)			(1,029)			(1,022)
Net interest income		$136,307			$127,630			$120,393
Net interest rate spread (fully-taxable equivalent)			3.07%			3.10%			3.12%
Net interest margin (fully-taxable equivalent)			3.09%			3.15%			3.16%
Adjusted net interest margin (full-taxable equivalent) (non-GAAP)			3.06%			3.11%			3.10%
(1)    Reported on a tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
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

	For The Year Ended December 31, 2020 vs. December 31, 2019			For The Year Ended December 31, 2019 vs. December 31, 2018
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$2,395	$(3,487)	$(1,092)	$359	$344	$703
Investments – taxable	1,248	(2,626)	(1,378)	(89)	1,620	1,531
Investments – nontaxable	769	(71)	698	31	36	67
Commercial real estate	2,318	(9,592)	(7,274)	2,900	2,357	5,257
Commercial	(449)	(2,689)	(3,138)	1,628	701	2,329
SBA PPP	7,750	—	7,750	—	—	—
Municipal	(4)	(5)	(9)	(38)	78	40
HPFC	(845)	31	(814)	(954)	44	(910)
Residential real estate	1,706	(3,070)	(1,364)	5,534	1,464	6,998
Consumer and home equity	(1,856)	(2,715)	(4,571)	177	956	1,133
Total interest income	13,032	(24,224)	(11,192)	9,548	7,600	17,148
Interest-bearing liabilities:
Interest checking	1,546	(7,449)	(5,903)	1,312	4,318	5,630
Savings	47	(131)	(84)	(5)	84	79
Money market	1,169	(5,233)	(4,064)	799	2,275	3,074
Certificates of deposit	(820)	(1,388)	(2,208)	445	2,255	2,700
Brokered deposits	(1,779)	(4,419)	(6,198)	1,025	1,380	2,405
Customer repurchase agreements	(450)	(1,259)	(1,709)	(70)	546	476
Subordinated debentures	12	234	246	1	(150)	(149)
Other borrowings	604	(679)	(75)	(4,342)	31	(4,311)
Total interest expense	329	(20,324)	(19,995)	(835)	10,739	9,904
Net interest income (fully-taxable equivalent)	$12,703	$(3,900)	$8,803	$10,383	$(3,139)	$7,244

Net interest income included the following for the periods indicated:

	Income Statement Location	For The Year Ended December 31,
(In thousands)		2020	2019	2018
Loan fees (cost)(1)	Interest income	$5,648	$(923)	$(317)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	1,220	1,348	1,908
Recoveries on previously charged-off acquired loans	Interest income	258	216	348
Total		$7,126	$641	$1,939
(1)    For the year ended 2020, the Company recognized $6.2 million of fees associated with SBA PPP loan originations. As of December 31, 2020, there were $2.2 million of SBA PPP loan origination fees yet to be recognized.

Provision for Credit Losses

Effective January 1, 2020, but applied to reporting periods on or after October 1, 2020, the Company adopted ASU 2016-13, commonly referred to as "CECL," to account for the ACL. CECL requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, including loans and HTM debt investments, as well as certain off-balance sheet credit exposures. CECL requires that the ACL be calculated based on current expected credit losses over the remaining expected life of the financial asset and also considers expected changes in macroeconomic conditions. For reporting periods prior to January 1, 2020, the provision for credit losses was based on the incurred loss model, which relied on management's periodic assessment of the adequacy of the ACL.

The provision for credit losses was made up of the following components for the periods indicated:

	For the Year Ended December 31,			Change from 2020 to 2019
	2020	2019	2018	$	%
	(ASU 2016-13)	(Incurred Loss)	(Incurred Loss)
Provision for loan losses	$13,215	$2,862	$845	$10,353	362%
Provision for credit losses on off-balance sheet credit exposures	(797)	(1)	2	(796)	N.M.
Provision for credit losses	$12,418	$2,861	$847	$9,557	334%

Provision for loan losses. The increase in 2020 compared to 2019 was driven by an increase in reserve level between periods in response to the COVID-19 pandemic and the adverse impact it had on the Company's macroeconomic and qualitative factors within its calculation of the ACL on loans. Net charge-offs for the year ended 2020 totaled $754,000, or 0.02% of average loans, compared to $2.4 million, or 0.08% of average loans for 2019.

Provision for credit losses on off-balance credit exposures. Upon adoption of CECL, the Company's ACL on off-balance sheet credit exposures increased from $21,000 to $3.3 million as we now consider expected credit losses on those loan commitments and certain other guarantees that we anticipate will be funded. At December 31, 2020, the ACL on off-balance sheet credit exposures decreased to $2.6 million as our expected loan commitment fundings decreased, driven by a decrease in total loan commitments and a reduced expected funding rate based on our own historical funding experience. This was partially offset by an increase in our expected credit loss factor between periods driven by the COVID-19 pandemic.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from 2020 to 2019
(Dollars in thousands)	2020	2019	2018	$	%
Mortgage banking income, net	$18,487	$7,837	$5,914	$10,650	136%
Debit card income	10,420	9,701	9,067	719	7%
Service charges on deposit accounts	6,697	8,393	8,253	(1,696)	(20)%
Income from fiduciary services	6,115	5,901	5,376	214	4%
Brokerage and insurance commissions	2,832	2,625	2,615	207	8%
Bank-owned life insurance	2,533	2,425	2,430	108	4%
Customer loan swap fees	222	1,166	956	(944)	(81)%
Net (loss) gain on sale of securities	—	(105)	275	105	(100)%
Other income	3,184	4,170	3,290	(986)	(24)%
Total non-interest income	$50,490	$42,113	$38,176	$8,377	20%
Non-interest income as a percentage of total revenues(1)	27%	25%	24%
(1)     Revenue is the sum of net interest income and non-interest income.

Mortgage banking income, net is generated through the sale of residential mortgage loans to secondary market investors and also includes income recognized upon the sale of a residential mortgages in which we maintain the servicing rights creating a mortgage servicing asset, net of related amortization of the capitalized mortgage servicing asset. Our current practice has been to sell the servicing rights for residential mortgages originated, except for certain third party relationships that require the Company to service the loan.

The increase in mortgage banking income, net for 2020 over 2019 was driven by the Company setting a new milestone in 2020, reaching $1.0 billion in residential mortgage originations. The increase in originations was largely due to the historically low interest rate environment as benchmark interest rates responded to the COVID-19 pandemic. In 2020, we sold $625.8 million of residential mortgage loans, representing an increase of 113% over 2019 and drove an increase in income between periods of $9.3 million. The increase in originations also led to the creation of elevated servicing assets driving an increase in servicing fee income between periods of $1.4 million.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers, and the annual incentive bonus received from our network provider. The increase for 2020 over 2019 was driven by an increase in customer spend volume of 11% as our average customer spend rate increased as consumer spending habits changed, likely due to COVID-19 and government stimulus, and was able to offset the decrease in the number of customer transactions. Also, for the year ended 2020, the Company received an annual incentive bonus of $555,000, compared to $579,000 for 2019.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including non-sufficient funds fees, normal fees for servicing deposit accounts, and cash management fees for business customers. The decrease in fees earned for 2020 compared to 2019 was largely driven by lower non-sufficient funds fees of $1.6 million, which was primarily driven by elevated deposit balances across our customers from government stimulus issued in response to the COVID-19 pandemic.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. Assets under management were $957.0 million and $1.0 billion as of December 31, 2020 and 2019, respectively.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. The increase for 2020 over 2019 was driven by fees for brokerage and advisory services.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. The increase in income for 2020 compared to 2019 was due to the change in cash surrender value of our BOLI policies.

Customer loan swap fees represents fees earned from the counterparty upon execution of a back-to-back commercial loan swap with our customers. The decrease in customer loan swap fees for 2020 compared to 2019 reflects a decrease in commercial real estate loan volumes between periods as the COVID-19 pandemic disrupted lending activities in 2020 and our appetite changed for back-to-back loan swaps given the historically low interest rate environment. Refer to "—Contractual Obligations and Off-Balance Sheet Commitments" and Note 12 of the consolidated financial statements for further discussion of our back-to-back commercial loan swap program.

Net (loss) gain on sale of securities represents the realized (loss) gain upon sale of our debt investments. In 2020, we did not execute any debt investment sales or execute any restructure strategies, particularly in light of the historically low interest rate environment. Whereas, in 2019, we executed various debt investment portfolio restructure strategies to improve our investment yield.

Other Income includes third party merchant and credit card commissions, other miscellaneous fees and net gains on equity securities. In 2019, we recognized a $928,000 unrealized gain on another bank stock. In 2020, the bank stock was redeemed and a realized gain of $38,000 was recognized. The Company no longer holds any equity securities as of December 31, 2020.

Non-Interest Expense

The following table sets forth information regarding non-interest expense for the periods indicated:

	For The Year Ended December 31,			Change from 2020 to 2019
(Dollars in thousands)	2020	2019	2018	$	%
Salaries and employee benefits	$57,938	$54,489	$51,513	$3,449	6%
Furniture, equipment and data processing	11,756	10,881	10,359	875	8%
Net occupancy costs	7,585	7,047	6,876	538	8%
Consulting and professional fees	3,833	3,706	3,752	127	3%
Debit card expense	3,753	3,613	3,180	140	4%
Regulatory assessments	1,450	1,261	1,937	189	15%
Amortization of core deposit intangible assets	682	705	725	(23)	(3)%
OREO and collection costs, net	382	480	935	(98)	(20)%
Other expenses	12,604	13,121	12,668	(517)	(4)%
Total non-interest expense	$99,983	$95,303	$91,945	$4,680	5%
Ratio of non-interest expense to total revenues	53.52%	56.15%	57.98%
Efficiency ratio (non-GAAP)	52.56%	55.77%	57.71%

Salaries and employee benefits includes employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The increase in 2020 over 2019 was driven by: (i) an increase in wages and related taxes of 5%, (ii) increased health insurance costs of 3%, and (iii) an increase in bonuses and incentives of $1.3 million, based on annual performance to budget.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase in 2020 over 2019 was driven by our continued investment in technology and data processing, which included transitioning our items' processing to an outsourced solution during the year, as well as an increase in online banking costs of $125,000 between periods as the pace of customers migrating to electronic banking has accelerated in response to the COVID-19 pandemic.

Net occupancy costs include building and property costs associated with the operation of our branches, loan production offices and service centers, including, but not limited to, rent, depreciation, maintenance and related taxes, net of rental income earned from the lease of office space. The increase in 2020 over 2019 was driven by an increase in rent and related-expenses of $495,000 and an increase in cleaning costs of $331,000 due to the COVID-19 pandemic, partially offset by lower utility costs of $289,000 as many of our employees worked remotely through much of 2020 due to the COVID-19 pandemic.

Consulting and professional fees include third party consulting services and other professional fees, such as audit and tax services, legal services, and Company and Bank director fees.

Debit card expense is the cost incurred for the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. Debit card expenses increased 4% in 2020 compared to 2019, while debit card income increased 7% over this period. Debit card expenses increased at a slower rate than debit card income between periods as the increase in income was driven by a higher average customer spend rate per transaction. Many of the associated costs associated with a debit card expense are fixed per unit.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. Regulatory assessment fees are based on a number of factors, not limited to, asset growth, regulator risk assessment and positive or negative trends specific to the financial institution.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts for the Company's loans. The Company's asset quality trends were very strong throughout 2020, including at December 31, 2020, however should our asset quality metrics begin to deteriorate, the associated costs with OREO, collection and foreclosure efforts may increase by a significant amount.

Amortization of core deposit intangible assets represents the amortization expense on core deposit intangible assets.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses; hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs; and other expenses.

Income Tax Expense

Income tax expense for the year ended 2020 and 2019 was $14.9 million and $14.4 million, respectively, which resulted in an effective income tax rate of 20.0% for the year ended 2020 and 20.1% for 2019.

Our effective income tax rate for the year ended 2020 of 20.0% was lower than our marginal tax rate of 22.2%, which includes our 21.0% federal income tax rate and 1.2% state income tax rate, net of federal tax benefit, primarily due to non-taxable interest income from municipal bonds and certain qualifying loans, non-taxable BOLI, and tax credits received on qualifying investments.

At December 31, 2020 and 2019, we had $44.4 million and $48.2 million, respectively, of acquired federal net operating losses. Due to Internal Revenue Code Section 382(g) limitations, our use of the acquired federal net operating losses is limited to $3.9 million annually. These acquired federal net operating losses will expire between 2030 and 2034, and we expect to fully utilize them prior to expiration, as we have a history of generating taxable income well in excess of this usage limitation.

We continuously monitor and assess the need for a valuation allowance on our deferred tax assets. At December 31, 2020 and 2019, we determined that no valuation allowance was necessary.

Refer to Note 19 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2019 Operating Results as Compared to 2018 Operating Results

The Company's net income for the year ended 2019 was $57.2 million, an increase of $4.1 million, or 8%, over 2018. Over the same period, diluted EPS increased $0.30, or 9%, to $3.69 per share for the year ended 2019. The Company's year ended 2019 operating results compared to 2018 are summarized as follows:

Net Interest Income and Net Interest Margin. Net interest income on a fully-taxable equivalent basis for the year ended 2019 was $128.7 million, an increase of $7.2 million, or 6%, over 2018. The increase was driven by average loan growth of $223.3 million, or 8%, but was partially offset by a decline in the net interest margin on a fully-taxable equivalent basis of 1 basis point to 3.15% for the year ended 2019.

The interest rate environment in 2019 was the tale of two halves. Interest rate momentum in 2018 carried forward into the first half of 2019, highlighted by an average federal funds effective rate of 2.40% and 10-year U.S. Treasury rate of 2.48%. In the second half of 2019, the federal funds rate was cut three times for a total of 75 basis points – by the end of 2019, the federal funds effective rate was 1.55% – and the 10-year U.S. Treasury rate averaged 1.79%.

Provision for Credit Losses. The provision for credit losses for the year ended 2019 was $2.9 million, an increase of $2.0 million compared to 2018. In 2018, we saw favorable resolution of a significant commercial credit relationship that resulted in a large recovery. The ratio of net charge-offs to average loans for the year ended 2018 was 0.01%, compared to 0.08% for 2019.

Non-Interest Income. Non-interest income for the year ended 2019 was $42.1 million, and increased $3.9 million, or 10%, over 2018. The net increase was driven by:
•An increase in mortgage banking income of $1.9 million, or 33%, primarily driven by an increase in residential mortgage loan sales of 32%, in part due to higher refinance activity as interest rates fell in the second half of 2019.
•An increase in other income of $880,000, or 27%, primarily driven by an increase in unrealized gains recognized on our investment in another bank's stock of $928,000 upon the announcement of its intent to merge with another bank in 2020.
•An increase in debit card income of $634,000, or 7%, was driven by an increase in customer transactions of 8%.
•An increase in income from fiduciary services of $525,000, or 10%, as assets under management increased 20% during the year to $1.0 billion as of December 31, 2019.

Non-Interest Expense. Non-interest expense for the year ended 2019 was $95.3 million, an increase of $3.4 million, or 4%, over 2018. The net increase was driven by:
•An increase in salaries and employee benefits of $3.0 million, or 6%, primarily due to a 5% increase in wages and related taxes, a 10% increase in health insurance costs, and higher bonus and incentives, including a $750 special bonus to certain non-executive, non-senior management employees, based on annual performance to budget.
•A decrease in regulatory assessment costs of $676,000, or 35%, driven by receipt of a Small Bank Assessment Credit from the FDIC for our second and third quarter 2019 assessment periods.
•An increase in furniture, equipment and data processing costs of $522,000, or 5%, driven by continued technology and data-related investments made over the past several years (and continues to be made) in support of our strategic initiatives and to enhance the customer experience.

For the year ended 2019, the Company's ratio of non-interest expense to total revenues was 56.15%, and on a non-GAAP basis adjusted for certain items, was 55.77% compared to 57.98% and 57.71%, respectively, for 2018.

Income Tax Expense. Income tax expense for the year ended 2019 was $14.4 million, with an effective tax rate of 20.1%, compared to $12.7 million for 2018, with an effective tax rate of 19.3%. The increase in our effective tax rate between periods was driven by a decrease in windfall tax benefits recognized upon vesting of equity awards and exercise of stock options, offset by an increase in our state income tax rate, net of federal benefit, as we continue to expand our presence outside of Maine into states with higher tax rates for financial institutions, including Massachusetts and New Hampshire.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2020 were $145.8 million, compared to $75.6 million at December 31, 2019. The increase in cash and cash equivalents balances of $70.1 million between periods was primarily driven by an increase in deposits of $467.5 million, or 13%, resulting from government stimulus in response to COVID-19. We continuously monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

For the reserve maintenance period beginning March 26, 2020, the FRB eliminated the cash reserve requirement for all depository institutions in response to COVID-19, by effectively reducing the required reserve ratio against net transaction deposits above and in the low reserve tranche to 0%.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At December 31, 2020, the Company’s investment portfolio generally consists of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy, FHLBB and FRB common stock is carried at cost, and mutual funds are trading securities.

At December 31, 2020, the Company's investments portfolio totaled $1.1 billion, an increase of $195.9 million, or 21%, over December 31, 2019. The increase was primarily attributable to periodic debt security purchases throughout the year totaling $433.4 million and a $32.1 million increase in the fair value of certain securities based on changes in market interest rates, partially offset by paydowns, calls and sales of $264.1 million. Our debt securities designated as AFS, which comprised 99% and 98% of our investment portfolio at December 31, 2020 and 2019, respectively, are carried at fair value using level 2 valuation techniques. Refer to Note 21 of the consolidated financial statements for further details on fair value. At December 31, 2020 and 2019, investments were 23% and 21% of total assets, respectively.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government sponsored agencies. At December 31, 2020 and 2019, these investments represented approximately 88% and 85%, respectively, of the investment portfolio. The majority of the municipal bonds, which represented 11% and 13% of the investment portfolio at December 31, 2020 and 2019, respectively, had a credit rating of "AA" or higher.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2020 and 2019, our investment in FHLBB stock totaled $6.2 million and $6.6 million, respectively, and our investment in FRB stock was $5.4 million.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using level 1 valuation techniques.

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period, our AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of December 31, 2020. Refer to "—Critical Accounting Policies" and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our allowance assessments for the year ended 2020.

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period our HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our HTM debt securities as of December 31, 2020. Refer to "—Critical Accounting Policies" and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our allowance assessments for the year ended 2020.

Prior to the implementation of ASU 2016-13, the Company monitored its investment securities for the presence of OTTI. There was no OTTI recorded on investments in 2019 or 2018.

The following table sets forth the carrying value of AFS and HTM debt securities along with the percentage distribution:

	December 31,
	2020			2019		2018
(Dollars in thousands)	Carrying Value	Percent of Total Investments		Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
Trading Securities (carried at fair value):
Mutual funds	$4,161	—%		$3,799	—%	$3,381	—%
Total trading securities	4,161	—%		3,799	—%	3,381	—%
AFS Debt Investments (carried at fair value):
Obligations of states and political subdivisions	127,120	11%		118,083	13%	93,752	10%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	566,618	50%		463,386	49%	453,672	49%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,454	37%		325,905	35%	342,894	37%
Private issue collateralized mortgage obligations	—	—%		—	—%	—	—%
Subordinated corporate bonds	11,621	1%		10,744	1%	20,374	2%
Total AFS debt investments	1,115,813	99%	0.99	918,118	98%	910,692	98%
HTM Debt Investments (carried at amortized cost):
Obligations of states and political subdivisions	1,297	—%		1,302	—%	1,307	—%
Total HTM debt investments	1,297	—%		1,302	—%	1,307	—%
Other Investments:
Equity securities - bank stock (carried at fair value)	—	—%		1,674	—%	746	—%
FHLBB stock (carried at cost)	6,167	1%		6,601	1%	8,559	1%
FRB stock (carried at cost)	5,374	—%		5,374	1%	5,374	1%
Total other investments	11,541	1%		13,649	2%	14,679	2%
Total	$1,132,812	100%		$936,868	100%	$930,059	100%
We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at December 31, 2020 compared to December 31, 2019 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2020 was 3.9 years, compared to 4.7 years at December 31, 2019. We are currently investing in longer duration debt securities, or those with call protection, to limit prepayment risk and to protect against a lower interest rate environment.

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity and the book value of other investments, for the periods indicated. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay.

					December 31,
					2020	2019	2018
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Book Value	Book Value	Book Value
Debt investments (amortized cost):
Obligations of states and political subdivisions	$1,081	$1,015	$67,107	$51,702	$120,905	$116,934	$95,737
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	4,391	38,690	122,004	382,311	547,396	462,593	466,613
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	16,541	52,211	331,185	399,937	325,200	351,958
Subordinated corporate bonds	—	4,033	7,500	—	11,533	10,553	20,398
Total debt investments	$5,472	$60,279	$248,822	$765,198	$1,079,771	$915,280	$934,706
Weighted-average yield on debt securities	2.21	2.41%	2.62%	1.65%	1.92%	2.57%	2.55%
Other investments(1):
Mutual funds (fair value)					$4,161	$3,799	$3,381
Equity securities - bank stock (fair value)					—	1,674	746
FHLBB stock (cost)					6,167	6,601	8,559
FRB stock (cost)					5,374	5,374	5,374
Total other investments					$15,702	$17,448	$18,060
(1)    There is no scheduled maturity date.

Loans

The Company provides loans primarily to customers located within our geographic market area. Its primary markets continue to be in Maine, making up 73% and 76% of our loan portfolio as of December 31, 2020 and 2019, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 8%, respectively, of our total loan portfolio as of December 31, 2020, compared to 13% and 6%, respectively, as of December 31, 2019. As of December 31, 2020, our distribution channels include 57 branches within Maine, two residential mortgage lending offices in Massachusetts, a branch and commercial loan production office in New Hampshire, and on-line residential mortgage and small commercial digital loan platforms.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	December 31,
(Dollars in thousands)	2020		2019		2018		2017		2016
Commercial real estate(1)	$1,369,470	43%	$1,243,397	40%	$1,269,533	42%	$1,164,023	42%	$1,050,780	41%
Commercial	381,494	12%	442,701	15%	415,436	14%	418,520	15%	394,051	15%
SBA PPP	135,095	4%	—	—%	—	—%	—	—%	—	—%
Residential real estate	1,054,798	32%	1,070,374	34%	992,866	33%	858,369	31%	802,494	31%
Consumer and home equity	278,965	9%	338,551	11%	348,387	11%	341,527	12%	347,239	13%
Total loans	$3,219,822	100%	$3,095,023	100%	$3,026,222	100%	$2,782,439	100%	$2,594,564	100%
Loan portfolio mix:
Commercial	1,886,059	59%	1,686,098	54%	1,684,969	56%	1,582,543	57%	1,444,831	56%
Retail	1,333,763	41%	1,408,925	46%	1,341,253	44%	1,199,896	43%	1,149,733	44%
(1)    Commercial real estate was segmented into non owner-occupied properties and owner-occupied properties upon adoption of CECL, effective January 1, 2020. At December 31, 2020, total commercial real estate – non owner-occupied loans and owner-occupied loans were $1.1 billion and $271.5 million, respectively, and each represented 34% and 9% of the total loan portfolio, respectively.

Commercial Real Estate. Commercial real estate loans consist of loans secured by income and non-income producing commercial real estate. We focus on lending to financially sound business customers primarily within our geographic marketplace, as well as offering loans for the acquisition, development and construction of commercial real estate.

The most significant industry concentration within our commercial real estate loan portfolio at December 31, 2020 and 2019 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2020, the non-residential building operators' industry concentration was 32% of our total commercial real estate portfolio and 14% of total loans. At December 31, 2020, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

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

In response to the COVID-19 pandemic, we instituted daily monitoring of commercial working capital line utilization by our commercial customers in early-2020 to identify possible areas of risk and constraints from our borrowers, and we continue to do so through the date of this Annual Report on Form 10-K. Through this period, we have not seen elevated utilization rates as other larger financial institutions saw and reported at the early onset of the COVID-19 pandemic.

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program have terms of two or five years and are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. These loans were originated under the guidance of the SBA, which has been subject to change.

In late-December 2020, another round of SBA PPP loans was announced as part of the Consolidated Appropriations Act of 2021. The terms and structure of this program are similar to those issued under the CARES Act. The Company continues to participate in SBA PPP lending to customers and borrowers in need of funding due to the COVID-19 pandemic.

Residential Real Estate. Residential real estate loans consist of loans secured by one-to four-family properties, including for investment purposes. We generally retain in our portfolio adjustable rate mortgages, fixed rate mortgages with original terms of 30 years or less, and jumbo/non-conforming residential mortgages.

For the year ended 2020, we originated record residential mortgage production of $1.0 billion, an increase of 79% over 2019. In 2020, we sold 61% of our residential mortgage production to secondary market investors, compared to 50% for 2019. The historically low interest rate environment throughout much of 2020 drove elevated originations volume, and in particular higher refinance activity. Refinance activity was 55% of our residential mortgage originations for the year ended 2020, compared to 37% for 2019.

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

At December 31, 2020 and 2019, 35% and 36% of the consumer loan portfolio was unsecured, respectively.

At December 31, 2020 and 2019, 47% and 46% were secured by junior lien positions, respectively.

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

Asset Quality

Asset quality continues to be of the upmost importance to the Company, and is of great focus in light of COVID-19 and its impact on our markets and economies. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio.

The Board of Directors monitors credit risk through: (i) the Directors' Credit Committee, which reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the ACL on loans methodology under the incurred loss accounting methodology for December 31, 2019 and periods prior to; and (ii) the Audit Committee, effective January 1, 2020, which has approval authority and oversight responsibility for ACL adequacy and methodology.

Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system. Effective for annual and interim periods beginning January 1, 2020, the adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Risk, Compliance, and Commercial and Retail Banking. The Management Provision Committee is further supported by other management-level committees to ensure the adequacy of the ACL. The Management Provision Committee supports the oversight efforts of the director-level committees discussed in the paragraph above and the Board of Directors. The Company's practice is to manage the portfolio proactively such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

We believe our most significant exposure to COVID-19 impacted industries is within: (i) lodging, which is 14% of our commercial real estate and commercial loan balances at December 31, 2020; (ii) senior living and care facilities, which is 8% of our commercial real estate and commercial loan balances at December 31, 2020; (iii) restaurants, which is 2% of our commercial real estate and commercial loan balances at December 31, 2020; and (iv) travel and recreation, which is 1% of our commercial real estate and commercial loan balances at December 31, 2020.

In response to the COVID-19 pandemic, we worked directly with businesses and consumers to provide temporary debt relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. For these loans receiving temporary debt relief, we provided such relief under the guidance of the CARES Act or bank regulatory guidance that enabled such qualifying loans to be exempted from assessment under TDR accounting guidance. All loans granted temporary debt relief met the TDR exemption criteria under either the CARES Act or interagency guidance, and, therefore, were not individually assessed, designated or accounted for as a TDR. Also, these loans that were granted temporary debt relief were not automatically downgraded into lower credit risk ratings. Instead, we have, and continue to, actively monitor these loans for any sign of more permanent credit deterioration, and should such occur, a future downgrade and/or change in accrual status may occur. Lastly, in order to qualify under the terms of the CARES Act or bank regulatory guidance, these loans were required to be current with terms of payments in accordance with the CARES Act or bank regulatory guidance. At December 31, 2020, the payment status of these loans operating under a temporary payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

At December 31, 2020, the amortized cost of loans operating under a short-term temporary debt relief program was $26.5 million, or 0.8% of loans. Under the terms of the Consolidated Appropriations Act of 2021, we are allowed to again provide temporary debt relief to those impacted by COVID-19 under similar terms as those issued under the CARES Act. At this time, any additional temporary debt relief will be made on a case-by-case basis.

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing renegotiated loans, and OREO. The level of our non-performing assets over the past five years is shown in the table below.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial real estate(1)	$512	$1,122	$1,380	$5,642	$12,849
Commercial	1,607	784	1,797	3,043	2,295
SBA PPP	—	—	—	—	—
Residential real estate	3,477	4,096	5,492	4,979	3,945
Consumer and home equity	2,000	2,154	1,861	1,650	1,624
Total non-accrual loans	7,596	8,156	10,530	15,314	20,713
Accruing loans past due 90 days	—	—	14	—	—
Accruing TDRs (not included above)	2,818	2,993	3,893	5,012	4,338
Total non-performing loans	10,414	11,149	14,437	20,326	25,051
Other real estate owned	236	94	130	130	922
Total non-performing assets	$10,650	$11,243	$14,567	$20,456	$25,973
Non-accrual loans to total loans	0.24%	0.26%	0.35%	0.55%	0.80%
Non-performing loans to total loans	0.32%	0.36%	0.48%	0.73%	0.97%
Allowance for loan losses to non-performing loans	363.60%	225.77%	171.17%	118.92%	92.28%
Non-performing assets to total assets	0.22%	0.25%	0.34%	0.50%	0.67%
Allowance for loan losses to non-performing assets	355.54%	223.88%	169.64%	118.16%	89.00%
(1)    Commercial real estate was segmented into non owner-occupied properties and owner-occupied properties, upon adoption of CECL, effective January 1, 2020. At December 31, 2020, the amortized cost basis of non-accrual commercial real estate – non owner-occupied properties and owner-occupied properties was $366,000 and $146,000, respectively.

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current, all future principal and interest payments are reasonably assured, and a consistent repayment record, generally six consecutive payments, has been demonstrated. At that time, we may reclassify the loan to performing. For loans that qualify as TDRs, we will classify the interest collected as interest income once the aforementioned criteria for non-accrual loans is met and demonstrated. However, loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and (i) the loan is subsequently restructured and re-written in a new agreement at an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring, and (ii) there has been no principal forgiveness.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms ("foregone interest income") and the interest income recognized on non-performing loans and performing TDRs for the periods indicated.

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Foregone interest income	$335	$420	$600
Interest income recognized on non-performing loans and performing TDRs	128	162	193

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2020, no loans were identified as potential problem loans.

Past Due Loans. Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019
Loans 30 – 89 days past due:
Commercial real estate(1)	$50	$1,582
Commercial	430	791
SBA PPP	—	—
Residential real estate	2,297	2,227
Consumer and home equity	440	750
Total loans 30 – 89 days past due	$3,217	$5,350
Loans 30 – 89 days past due to total loans	0.10%	0.17%
(1)    Commercial real estate was segmented into non owner- occupied properties and owner-occupied properties, upon adoption of CECL, effective January 1, 2020. At December 31, 2020, the balance of past due commercial real estate – non owner- occupied properties and owner-occupied properties was $50,000 and $0, respectively.

ACL.

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
	(CECL)	(Incurred Loss)	(Incurred Loss)	(Incurred Loss)	(Incurred Loss)
ACL on loans, beginning of period	$25,171	$24,712	$24,171	$23,116	$21,166
Impact of CECL adoption(1)	233	—	—	—	—
Provision for loan losses	13,215	2,862	845	3,026	5,269
Charge-offs:
Commercial real estate(2)	103	300	512	124	315
Commercial	1,130	1,238	991	1,304	2,725
SBA PPP	—	—	—	—	—
Residential real estate	121	462	173	482	356
Consumer and home equity	484	713	572	558	409
Total loan charge-offs	1,838	2,713	2,248	2,468	3,805
Recoveries:
Commercial real estate(3)	120	49	28	141	50
Commercial	572	225	1,771	307	332
SBA PPP	—	—	—	—	—
Residential real estate	292	16	90	30	95
Consumer and home equity	100	20	55	19	9
Total loan recoveries	1,084	310	1,944	497	486
Net charge-offs	754	2,403	304	1,971	3,319
ACL on loans, end of the period	$37,865	$25,171	$24,712	$24,171	$23,116
Components of ACL:
ACL on loans	$37,865	$25,171	$24,712	$24,171	$23,116
ACL on off-balance sheet credit exposures(4)	2,568	21	22	20	11
ACL, end of period	$40,433	$25,192	$24,734	$24,191	$23,127
Net charge-offs to average loans	0.02%	0.08%	0.01%	0.07%	0.13%
Provision for loan losses to average loans	0.40%	0.09%	0.03%	0.11%	0.21%
ACL on loans to total loans	1.18%	0.81%	0.82%	0.87%	0.89%
ACL on loans to net charge-offs	5,021.88%	1,047.48%	8,128.95%	1,226.33%	696.47%
(1)    Effective January 1, 2020, the Company adopted ASU 2016-13, commonly referred to as "CECL." Refer to "—Critical Accounting Policies" and Note 1 of the consolidated financial statements for further details.
(2)    Commercial real estate was segmented into non owner-occupied properties and owner-occupied properties upon adoption of CECL, effective January 1, 2020. At December 31, 2020, charge-offs of commercial real estate – non owner- occupied properties and owner-occupied properties was $82,000 and $21,000, respectively.
(3)    Commercial real estate was segmented into non owner-occupied properties and owner-occupied properties upon adoption of CECL, effective January 1, 2020. At December 31, 2020, recoveries of commercial real estate – non owner-occupied properties and owner-occupied properties was $107,000 and $13,000, respectively.
(4)    Effective January 1, 2020, the Company adopted ASU 2016-13 and a $3.3 million increase to the ACL on off-balance sheet credit exposures was recorded. Refer to Note 1 of the consolidated financial statements for further details.

There was no ACL on AFS or HTM debt securities as of December 31, 2020.

For further discussion of ACL, refer to “—Critical Accounting Policies”, as well as Note 1 and Note 3 of the consolidated financial statements.

The following table sets forth information concerning the allocation of the ACL on loans by loan categories at the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	ACL Amount	Percent of Loans in Each Category to Total Loans	ACL Amount	Percent of Loans in Each Category to Total Loans	ACL Amount	Percent of Loans in Each Category to Total Loans	ACL Amount	Percent of Loans in Each Category to Total Loans	ACL Amount	Percent of Loans in Each Category to Total Loans
	(CECL)		(Incurred Loss)		(Incurred Loss)		(Incurred Loss)		(Incurred Loss)
Commercial real estate(1)	$24,610	43%	$12,414	40%	$11,654	42%	$11,863	42%	$12,154	41%
Commercial	6,703	12%	3,985	15%	3,957	14%	4,622	15%	4,427	15%
SBA PPP	69	4%	—	—%	—	—%	—	—%	—	—%
Residential real estate	3,474	32%	5,842	34%	6,071	33%	5,086	31%	4,160	31%
Consumer and home equity	3,009	9%	2,930	11%	3,030	11%	2,600	12%	2,375	13%
	$37,865	100%	$25,171	100%	$24,712	100%	$24,171	100%	$23,116	100%
(1)    Commercial real estate was segmented into non owner-occupied properties and owner-occupied properties upon adoption of CECL, effective January 1, 2020. At December 31, 2020, the ACL on loans on the commercial real estate – non owner- occupied and owner-occupied segments was $21.8 million and $2.8 million, respectively, and each segment represented 34% and 9% of the total loan portfolio, respectively.

Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further details of our CECL model macroeconomic factors (i.e. loss drivers), and refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ACL, as well as factors driving the change in the ACL on loans at December 31, 2020 compared to December 31, 2019.

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

At December 31, 2020 and 2019, goodwill totaled $94.7 million. We performed two goodwill impairment tests for the Company's single reporting unit during the year ended 2020, as we identified in the second quarter that a triggering event occurred requiring an interim goodwill impairment test, and as of November 30, 2020 we performed our annual goodwill impairment test. As a result of the impairment testing, we determined goodwill was not impaired for the year ended 2020. Refer to “—Critical Accounting Policies” and Note 4 of the consolidated financial statements for further details of the testing performed.

At December 31, 2020 and 2019, core deposit intangible assets totaled $2.8 million and $3.5 million, respectively, and related amortization was $682,000, $705,000, and $725,000 for 2020, 2019 and 2018, respectively. There were no indications of potential risk of impairment of core deposit intangible assets for any of the aforementioned years.

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $94.9 million and $92.3 million at December 31, 2020 and 2019, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products, 94% of the insurance carriers had an A.M. Best rating of "B++" or better at December 31, 2020.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our geographic market area. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System ("CDARS"). Total deposits at December 31, 2020 were $4.0 billion, which included brokered deposits of $283.6 million. Total deposits at December 31, 2020 increased $467.5 million, or 13%, over December 31, 2019. The increase was primarily within core deposits (non-GAAP), which grew $539.0 million, or 19%, over this period, primarily due to Federal government stimulus provided to our depositors in response to the COVID-19 pandemic. Over the same period, CDs decreased $164.1 million, or 31%, as we actively managed non-relationship deposits in an effort to lower our cost of funds.

At December 31, 2020, the Company had no customer relationships that exceeded 10% of total deposits.

The following table presents certain average deposits information for the periods indicated:

	For the Year Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits:
Non-interest checking	$684,539	—%	$519,078	—%	$488,702	—%
Interest checking	1,289,501	0.35%	1,123,268	0.93%	884,710	0.55%
Savings	536,014	0.06%	476,860	0.08%	485,986	0.06%
Money market	701,640	0.50%	607,383	1.24%	515,590	0.87%
Core deposits (non-GAAP)	3,211,694	0.26%	2,726,589	0.67%	2,374,988	0.40%
CDs	454,750	1.27%	506,971	1.57%	467,631	1.13%
Total deposits	3,666,444	0.38%	3,233,560	0.81%	2,842,619	0.52%
Brokered deposits	242,951	0.60%	316,475	2.42%	264,711	1.98%
Total deposits, including brokered deposits	$3,909,395	0.40%	$3,550,035	0.96%	$3,107,330	0.65%

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances, customer and wholesale repurchase agreements, and subordinated debentures. We proactively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. As part of our liquidity management, we use internal designations of "short-term" and "long-term" borrowings, and manage our borrowings within each designation:
•Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances with maturity within one year of origination, and customer repurchase agreements.
•Long-term borrowings include, but are not limited to, FHLBB advances with maturity greater than one year, wholesale repurchase agreements, and subordinated debentures.

At December 31, 2020, short-term borrowings were $162.4 million, representing a decrease of $106.4 million, or 40%, since December 31, 2019. The decrease in short-term borrowings was due to our deposit growth during the year ended 2020.

At December 31, 2020, long-term borrowings, including subordinated debentures, totaled $84.3 million, an increase of $15.3 million, or 22%, since December 31, 2019. In 2020, we entered into a new long-term borrowing contract with the FHLBB for $25.0 million that matures in 2025, and in February 2021 we terminated this borrowing contract given excess liquidity levels and incurred a one-time prepayment penalty of $514,000.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2020	2019	2018
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$—	$5,825	$—
Average daily balance outstanding	7,545	15,282	60,836
Maximum balance outstanding at any month end	10,725	91,200	161,350
Weighted average interest rate for the year	1.37%	2.20%	2.06%
Weighted average interest rate at end of year	—%	1.85%	—%
FHLBB advances (less than one year):
Balance outstanding at end of year	$—	$25,000	$25,000
Average daily balance outstanding	27,381	3,850	177,905
Maximum balance outstanding at any month end	50,000	25,000	315,000
Weighted average interest rate for the year	0.59%	1.85%	1.90%
Weighted average interest rate at end of year	—%	1.77%	2.71%
Customer repurchase agreements:
Balance outstanding at end of year	$162,439	$237,984	$245,868
Average daily balance outstanding	205,890	241,899	248,743
Maximum balance outstanding at any month end	265,997	273,454	278,787
Weighted average interest rate for the year	0.64%	1.25%	1.02%
Weighted average interest rate at end of year	0.34%	1.21%	1.30%
Long-Term Borrowings. As of December 31, 2020, we had $25.0 million of FHLBB advances outstanding at an interest rate of 0.98% that were scheduled to mature in March of 2025. In February 2021, we terminated this contract with the FHLBB.

As of December 31, 2019, we had $10.0 million of FHLBB advances outstanding at an interest rate of 1.87% that matured in April 2020.

As of December 31, 2020 and 2019, we had $15.0 million of subordinated debt issued and outstanding that qualified as Tier 2 regulatory capital, subject to a 20% haircut each year after its five year anniversary. The interest rate on the subordinated debt is 5.50% per annum, fixed for the ten-year term and payable semi-annually. The subordinated debt is scheduled to mature on October 15, 2025. As of October 15, 2020, we have the ability to exercise our call option on the subordinated debt. In March 2021, the Company announced its intent to call its $15.0 million of subordinated debt at par, plus accrued and unpaid interest, on April 16, 2021.

In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and have outstanding at December 31, 2020 and 2019, junior subordinated debentures totaling $44.3 million.

We carry interest rate swaps components of our borrowings to mitigate interest rate risk on variable debt. These interest rate swaps have been designated as cash flow hedges. Refer to “—Critical Accounting Policies” and Note 12 of the consolidated financial statements for details of the Company's interest rate swaps.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion and $1.4 billion at December 31, 2020 and 2019, respectively. The carrying value of securities pledged as collateral at the FHLBB was $38,000 and $150,000 at December 31, 2020 and 2019, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2020 was $529.3 million, which was an increase of $55.9 million, or 12%, since December 31, 2019. The increase was driven by normal operating activities.

For the year ended 2020, the Company's Board of Directors declared aggregate cash dividends of $1.32 per share, compared to $1.23 per share for 2019. At December 31, 2020 and 2019, the Company and the Bank exceeded all regulatory capital guidelines, and, specifically, the Bank met the capital ratios necessary to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or the Bank's capital that occurred subsequent to December 31, 2020 that would change the Company or Bank's regulatory capital categorization.

In January 2020, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2019. This program replaced the 2019 program and was open for 12 months. For the year ended 2020, the Company purchased 274,354 shares of its common stock at a weighted-average price of $35.36. The program subsequently terminated in January 2021.

In February 2021, the Company's Board of Directors approved a new share repurchase program for up to 750,000 shares of the Company's common stock, or approximately 5% of shares outstanding at December 31, 2020, as the Company's current share repurchase program expired in January 2021. Repurchases under the new program may be made at the Company's discretion from time to time in the open market, through block trades or otherwise, and in privately negotiated transactions, subject to market conditions and other factors, and in accordance with applicable legal and regulatory requirements. If any share repurchases are made, they will be over a period of not greater than 12 months.

Refer to "—Capital Resources" and Note 14 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity as of and for the year ended:

	December 31,
	2020	2019	2018
Financial Ratios
Average equity to average assets	10.39%	10.43%	9.93%
Common equity ratio	10.81%	10.69%	10.14%
Tangible common equity ratio (non-GAAP)	8.99%	8.66%	8.02%
Dividend payout ratio	33.33%	33.24%	33.85%
Per Share Data
Book value per share	$35.50	$31.26	$27.95
Tangible book value per share (non-GAAP)	$28.96	$24.77	$21.61
Dividends declared per share	$1.32	$1.23	$1.15

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2020 and 2019, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For 2020, average deposits (excluding brokered deposits) of $3.7 billion increased $432.9 million, or 13%, compared to 2019. The increase in average deposit balances (excluding brokered deposits) during the year was driven by Federal government stimulus in response to the COVID-19 pandemic. Included within average money market deposits for 2020 and 2019 were $81.8 million and $70.9 million, respectively, of deposits from Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the year ended 2020, average total borrowings, including brokered deposits, decreased $79.8 million to $566.7 million compared to the same period last year. We secure borrowings from the FHLBB, with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $54.2 million as of December 31, 2020. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 17, 2021.

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

The maturity dates of CDs, including brokered CDs, in denominations of $100,000 or more as of December 31, 2020 are set forth in the table below. We did not hold any other time deposits in denominations of $100,000 or more at December 31, 2020. These deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

(In thousands)
Time remaining until maturity:	December 31, 2020
Less than 3 months	$92,829
3 months through 6 months	24,915
6 months through 12 months	20,164
Over 12 months	44,107
Total	$182,015

Loan demand also affects our liquidity position. The following table presents the maturities of loans at the date indicated:

	December 31, 2020
(Dollars in thousands)	< 1 Year	1 - 5 Years	More than 5 Years	Total	Percent of Total Loans
Maturity Distribution:
Fixed Rate:
Commercial real estate(1)	$24,286	$102,319	$238,326	$364,931	11%
Commercial	12,094	242,096	77,755	331,945	10%
Residential real estate	144	11,701	782,970	794,815	25%
Consumer and home equity	1,273	14,892	212,816	228,981	7%
Total fixed rate	37,797	371,008	1,311,867	1,720,672	53%
Variable Rate:
Commercial real estate(1)	7,891	109,018	887,630	1,004,539	31%
Commercial	50,495	72,682	61,467	184,644	6%
Residential real estate	48	1,453	258,482	259,983	8%
Consumer and home equity	37	10,058	39,889	49,984	2%
Total variable rate	58,471	193,211	1,247,468	1,499,150	47%
Total loans	$96,268	$564,219	$2,559,335	$3,219,822	100%
(1)    Commercial real estate loans includes non owner-occupied and owner-occupied properties.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $529.3 million and $473.4 million at December 31, 2020 and December 31, 2019, respectively, which amounted to 11% of total assets. Refer to "— Financial Condition — Shareholders' Equity" for discussion regarding changes in shareholders' equity since December 31, 2019.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $19.8 million, $18.9 million and $18.0 million for the year ended December 31, 2020, 2019 and 2018, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the year ended December 31, 2020, 2019, and 2018, the Bank declared dividends payable to the Company in the amount of $39.4 million, $36.9 million, and $28.1 million, respectively. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's retained net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 14 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2020 and 2019, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as "well capitalized" under prompt corrective action provisions.

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

Refer to Note 12 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

At December 31, 2020, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount Committed	Commitment Expires in:
Off-Balance Sheet Financial Instruments		< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Commitments to extend credit	$723,986	$410,897	$23,331	$23,189	$266,569
Standby letters of credit	4,735	3,561	152	—	1,022
Customer loan swaps – notional value	752,580	2,202	53,615	100,053	596,710
Interest rate swap on loans – notional value	100,000	—	—	100,000	—
Interest rate swap on borrowings – notional value	100,000	—	50,000	—	50,000
Fixed-rate mortgage interest rate lock commitments – notional value	86,920	86,920	—	—	—
Junior subordinated debt interest rate swaps – notional value	53,000	10,000	—	—	43,000
Forward delivery commitments – notional value	40,499	40,499	—	—	—
Total	$1,861,720	$554,079	$127,098	$223,242	$957,301

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At December 31, 2020, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount Committed	Payments Due Per Period
Contractual obligations and commitments		< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
Operating leases	$15,282	$1,329	$2,502	$2,077	$9,374
Finance leases	7,737	306	621	631	6,179
FHLBB advances(1)	25,000	—	—	25,000	—
Retail repurchase agreements	162,439	162,439	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures(2)	15,000	—	—	15,000	—
Other contractual obligations	1,375	1,375	—	—	—
Total	$271,164	$165,449	$3,123	$42,708	$59,884
(1)    In February 2021, we terminated the contract with the FHLBB and incurred a prepayment penalty of $514,000. Refer to "— Financial Condition — Borrowings and Advances" for further details.
(2)    The Company has a call option on its $15.0 million of subordinated debentures available on or after October 15, 2020. In March 2021, the Company announced its intent to call all the outstanding subordinated debentures at par, plus accrued and unpaid interest, on April 16, 2021.

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

RISK MANAGEMENT

The Company’s Board of Directors and management have identified significant risk categories which affect the Company. The risk categories include: credit; liquidity; market; interest rate; capital; operational; technology, including cybersecurity; vendor and third party; people and compensation; compliance and legal; and strategic alignment and reputation. The Board of Directors has approved an Enterprise Risk Management ("ERM") Policy that addresses each category of risk. The direct oversight and responsibility for the Company's risk management program has been delegated to the Company's Executive Vice President of Risk Management, who is a member of the Executive Committee and reports directly to the Chief Executive Officer.

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group to develop and oversee the Company’s response. The Pandemic Work Group has: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated temporary loan relief programs; (vi) rolled out the SBA PPP loan program; (vii) developed and executed our branch network plan, including determinations of which branches should be closed in order to best allocate resources; (viii) developed a plan for, and oversaw the re-opening of branches throughout June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers; (ix) monitored the COVID-19 resurgence closely throughout November and December 2020 (i.e. holiday season), and responded as necessary to support our teams working in the branches to meet customers' needs while maintaining appropriate health and safety protocols for our employees and customers; and (x) continues to formulate the Company's short- and long-term strategy for returning its employees that continue to work remotely back to its locations safely in compliance with health officials' guidelines.

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

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. At December 31, 2020, client assets under management by Camden National Wealth Management were $957.0 million. It is estimated that a 1% increase or decrease in client assets under management would have resulted in an annualized increase or decrease in reported 2020 income from fiduciary services of $61,000.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of December 31, 2020 and 2019 as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of December 31, 2020, 2019 and 2018, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2020	2019	2018
Year 1
+200 basis points	1.52%	(0.59)%	0.09%
-100 basis points	(0.67)%	(0.44)%	(0.63)%
-200 basis points(1)	Not measured	Not measured	(1.63)%
Year 2
+200 basis points	7.72%	3.96%	6.79%
-100 basis points	(7.78)%	(5.55)%	(0.90)%
-200 basis points(1)	Not measured	Not measured	(7.74)%
(1)    The down 200 basis points scenario was not performed as of December 31, 2020 and 2019 as part of net interest income sensitivity analysis given market interest rates at that time.

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

If rates remain at or near current levels, net interest income is projected to trend downward as asset yields replace into lower assumed rates with limited opportunity for funding cost reductions. If rates decrease 100 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity for reduction in the first year. In the second year, net interest income is projected to continue to decrease as loan and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds remains limited. If rates increase 200 basis points, net interest income is projected to increase in the first year due to the repricing of assets outpacing funding cost increases. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2020, we had interest rate swap agreements with a total notional of $53.0 million related to our junior subordinated debentures, $100.0 million of notional interest swap agreements on variable rate loans to mitigate exposure to falling interest rates, $50.0 million of notional interest rate swap agreements on variable rate deposits to mitigate exposure to rising rates, $50.0 million of notional interest rate swap agreements on short term funding to mitigate exposure to rising rates, and $376.3 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. The Company will continue to assess the use of alternative rates, and expects to transition to alternative rates as the markets and best practices further develop. Refer to Note 1 of the consolidated financial statements.

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

Poorly managed technology and cybersecurity risk can leave an institution exposed to a variety of cyber crimes, with consequences ranging from data disruption to economic destitution. Reputation risk due to a technology and/or cybersecurity event can be significant to overcome depending on the severity of the event.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2020	2019
ASSETS
Cash and due from banks	$49,524	$39,586
Interest-bearing deposits in other banks (including restricted cash)	96,250	36,050
Total cash, cash equivalents and restricted cash	145,774	75,636
Investments:
Trading securities	4,161	3,799
Available-for-sale securities, at fair value (amortized cost of $1,078,474 and $913,978, respectively)	1,115,813	918,118
Held-to-maturity securities, at amortized cost (fair value of $1,411 and $1,359, respectively)	1,297	1,302
Other investments	11,541	13,649
Total investments	1,132,812	936,868
Loans held for sale, at fair value (book value of $40,499 and $11,915, respectively)	41,557	11,854
Loans	3,219,822	3,095,023
Less: allowance for credit losses on loans	(37,865)	(25,171)
Net loans	3,181,957	3,069,852
Goodwill	94,697	94,697
Core deposit intangible assets	2,843	3,525
Bank-owned life insurance	94,877	92,344
Premises and equipment, net	39,884	41,836
Deferred tax assets	11,956	16,823
Other assets	152,388	86,086
Total assets	$4,898,745	$4,429,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$792,550	$552,590
Interest checking	1,288,575	1,153,203
Savings and money market	1,282,886	1,119,193
Certificates of deposit	357,666	521,752
Brokered deposits	283,567	191,005
Total deposits	4,005,244	3,537,743
Short-term borrowings	162,439	268,809
Long-term borrowings	25,000	10,000
Subordinated debentures	59,331	59,080
Accrued interest and other liabilities	117,417	80,474
Total liabilities	4,369,431	3,956,106
Commitments and contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,909,097 and 15,144,719 on December 31, 2020 and 2019, respectively	131,072	139,103
Retained earnings	377,502	340,580
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of tax	29,310	3,250
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(4,626)	(6,048)
Net unrecognized loss on postretirement plans, net of tax	(3,944)	(3,470)
Total accumulated other comprehensive income (loss)	20,740	(6,268)
Total shareholders’ equity	529,314	473,415
Total liabilities and shareholders’ equity	$4,898,745	$4,429,521

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2020	2019	2018
Interest Income
Interest and fees on loans	$134,000	$143,399	$128,546
Taxable interest on investments	18,399	19,509	17,727
Nontaxable interest on investments	3,253	2,701	2,648
Dividend income	655	722	1,315
Other interest income	893	2,187	1,141
Total interest income	157,200	168,518	151,377
Interest Expense
Interest on deposits	15,544	34,001	20,113
Interest on borrowings	1,837	3,621	7,456
Interest on subordinated debentures	3,512	3,266	3,415
Total interest expense	20,893	40,888	30,984
Net interest income	136,307	127,630	120,393
Provision for credit losses	12,418	2,861	847
Net interest income after provision for credit losses	123,889	124,769	119,546
Non-Interest Income
Mortgage banking income, net	18,487	7,837	5,914
Debit card income	10,420	9,701	9,067
Service charges on deposit accounts	6,697	8,393	8,253
Income from fiduciary services	6,115	5,901	5,376
Brokerage and insurance commissions	2,832	2,625	2,615
Bank-owned life insurance	2,533	2,425	2,430
Customer loan swap fees	222	1,166	956
Net (loss) gain on sale of securities	—	(105)	275
Other income	3,184	4,170	3,290
Total non-interest income	50,490	42,113	38,176
Non-Interest Expense
Salaries and employee benefits	57,938	54,489	51,513
Furniture, equipment and data processing	11,756	10,881	10,359
Net occupancy costs	7,585	7,047	6,876
Consulting and professional fees	3,833	3,706	3,752
Debit card expense	3,753	3,613	3,180
Regulatory assessments	1,450	1,261	1,937
Amortization of core deposit intangible assets	682	705	725
Other real estate owned and collection costs, net	382	480	935
Other expenses	12,604	13,121	12,668
Total non-interest expense	99,983	95,303	91,945
Income before income tax expense	74,396	71,579	65,777
Income Tax Expense	14,910	14,376	12,706
Net income	$59,486	$57,203	$53,071
Per Share Data
Basic earnings per share	$3.96	$3.70	$3.40
Diluted earnings per share	$3.95	$3.69	$3.39
Weighted average number of common shares outstanding	14,985,235	15,407,289	15,571,387
Diluted weighted average number of common shares outstanding	15,023,767	15,453,022	15,626,303
Cash dividends declared per share	$1.32	$1.23	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Net income	$59,486	$57,203	$53,071
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale debt securities, net of tax	26,060	21,076	(7,993)
Net change in unrealized loss on cash flow hedging derivatives, net of tax	1,422	(1,611)	1,489
Net unrecognized (loss) gain on postretirement plans, net of tax	(474)	(1,313)	1,831
Other comprehensive income (loss)	27,008	18,152	(4,673)
Comprehensive income	$86,494	$75,355	$48,398

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2017	15,524,704	156,904	266,723	(20,214)	403,413
Cumulative-effect adjustment—ASU 2016-01 (Note 1)	—	—	198	(198)	—
Cumulative-effect adjustment—ASU 2017-12 (Note 1)	—	—	—	665	665
Net income	—	—	53,071	—	53,071
Other comprehensive loss, net of tax	—	—	—	(4,673)	(4,673)
Stock-based compensation expense	—	1,688	—	—	1,688
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	67,960	(350)	—	—	(350)
Common stock repurchased	(750)	(27)	—	—	(27)
Cash dividends declared ($1.15 per share)	—	—	(17,962)	—	(17,962)
Balance at December 31, 2018	15,591,914	158,215	302,030	(24,420)	435,825
Cumulative-effect adjustment—ASU 2016-02 (Note 1)	—	—	254	—	254
Net income	—	—	57,203	—	57,203
Other comprehensive income, net of tax	—	—	—	18,152	18,152
Stock-based compensation expense	—	1,885	—	—	1,885
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	40,857	(202)	—	—	(202)
Common stock repurchased	(488,052)	(20,795)	—	—	(20,795)
Cash dividends declared ($1.23 per share)	—	—	(18,907)	—	(18,907)
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Cumulative-effect adjustment— ASU 2016-13 (Note 1)	—	—	(2,809)	—	(2,809)
Net income	—	—	59,486	—	59,486
Other comprehensive income, net of tax	—	—	—	27,008	27,008
Stock-based compensation expense	—	1,785	—	—	1,785
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	38,732	(116)	—	—	(116)
Common stock repurchased	(274,354)	(9,700)	—	—	(9,700)
Cash dividends declared ($1.32 per share)	—	—	(19,755)	—	(19,755)
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income	$59,486	$57,203	$53,071
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(654,097)	(282,443)	(202,194)
Proceeds from the sale of mortgage loans	640,841	281,207	211,397
Gain on sale of mortgage loans, net of origination costs	(15,328)	(6,365)	(5,451)
Provision for credit losses	12,418	2,861	847
Depreciation and amortization expense	3,828	3,891	3,765
Investment securities amortization and accretion, net	4,803	2,997	3,206
Stock-based compensation expense	1,785	1,885	1,688
Amortization of core deposit intangible assets	682	705	725
Purchase accounting accretion, net	(1,304)	(1,483)	(2,316)
Net (increase) decrease in derivative collateral posted	(26,540)	(26,240)	7,750
Increase in other assets	(10,912)	(1,005)	(9,029)
Increase (decrease) in other liabilities	2,568	(342)	875
Net cash provided by operating activities	18,230	32,871	64,334
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	264,124	355,611	189,420
Purchase of available-for-sale securities	(433,418)	(339,286)	(232,206)
Proceeds from maturities of held-to-maturity securities	—	—	750
Net increase in loans	(125,572)	(70,714)	(243,815)
Purchase of Federal Home Loan Bank stock	(9,231)	(13,688)	(15,127)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	9,665	15,645	24,864
Purchase of premises and equipment	(2,926)	(4,267)	(5,021)
Proceeds from the sale of premises and equipment	—	—	749
Proceeds from other investments	1,712	—	1,593
Recoveries of previously charged-off loans	1,084	310	1,944
Proceeds from sale of other real estate owned	110	554	72
Net cash used in investing activities	(294,452)	(55,835)	(276,777)
Financing Activities
Net increase in deposits	467,519	73,335	464,132
Net repayments of borrowings less than 90 days	(106,370)	(2,059)	(270,114)
Proceeds from Federal Home Loan Bank long-term advances	25,000	—	—
Repayments of Federal Home Loan Bank long-term advances	(10,000)	—	—
Common stock repurchases	(9,689)	(20,795)	(27)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(116)	(202)	(350)
Cash dividends paid on common stock	(19,842)	(18,572)	(17,170)
Finance lease payments	(142)	(106)	—
Net cash provided by financing activities	346,360	31,601	176,471
Net increase (decrease) in cash, cash equivalents and restricted cash	70,138	8,637	(35,972)
Cash, cash equivalents and restricted cash at beginning of year	75,636	66,999	102,971
Cash, cash equivalents and restricted cash at end of year	$145,774	$75,636	$66,999
Supplemental information
Interest paid	$21,505	$41,374	$30,177
Income taxes paid	15,660	13,542	10,667
Transfer from loans to other real estate owned	236	543	55
Transfer from premises to other real estate owned	24	—	—
Unsettled common stock repurchase	11	—	—

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

AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, issued by the Federal government in response to COVID-19 in March 2020	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	OTTI:	Other-than-temporary impairment
FASB:	Financial Accounting Standards Board	PD:	Probability of default
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FHLMC:	Federal Home Loan Mortgage Corporation	TDR:	Troubled-debt restructured loan
FNMA:	Federal National Mortgage Association	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and the Bank (which includes the consolidated accounts of HPFC and Property A, Inc. as of and for the year ended December 31, 2020, 2019 and 2018, and HPFC, Property A, Inc. and Property P, Inc. as of and for the year ended December 31, 2019 and 2018). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications have been made to prior year amounts, without impact to net income or total shareholders' equity, to conform to the current year's presentation.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including the ACL, including the allowance for loan losses, off-balance sheet credit exposures, and AFS and HTM debt securities (effective for periods on or after January 1, 2020, upon adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as amended), the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets, accounting for income taxes, postretirement benefits, and asset impairment assessments, including the assessment of OTTI of investment securities (for periods prior to January 1, 2020).

Subsequent Events. The Company has evaluated events and transactions subsequent to December 31, 2020 for potential recognition or disclosure as required by GAAP.

Significant Concentration of Credit Risk. The Company makes loans primarily to customers in Maine, Massachusetts and New Hampshire. Although it has a diversified loan portfolio, a large portion of the Company's loans are secured by commercial or residential real estate and are subject to real estate market volatility within these states. Furthermore, the debtors' ability to honor their contracts is highly dependent upon other economic factors throughout Maine, Massachusetts and New Hampshire. The Company does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan.

Cash, Cash Equivalents and Restricted Cash. For the purposes of reporting, cash and cash equivalents consist of cash on hand and amounts due from banks. During the first quarter of 2020, the Company was required by the FRB to maintain cash reserves equal to a percentage of deposits. In response to the COVID-19 pandemic, in March 2020, the FRB reduced reserve requirement ratios to 0%, effectively eliminating cash reserve requirements for the reserve maintenance period beginning March 26, 2020.

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

Trading securities and equity investments with a readily determinable fair value are carried at fair value on the Company's consolidated statements of condition, with the change in fair value recognized between periods recognized within net income on the consolidated statements of income. Effective January 1, 2018, the Company adopted ASU No. 2016-01, Income Statement - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), and recorded a cumulative-effect adjustment of $198,000 to reclassify the unrealized gain, net of tax, on the

Company's equity securities with a readily determinable fair value as of January 1, 2018, previously designated as AFS, from AOCI to retained earnings.

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

ACL on (or Write-off of) AFS Debt Securities (effective January 1, 2020). Upon adoption of ASU 2016-13, effective January 1, 2020, but has been applied to reporting periods on or after October 1, 2020, management now assesses its AFS debt securities in an unrealized loss position for the following: (i) whether it intends to sell the security, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income. For AFS debt securities that do not meet either of the two criteria, management evaluates whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the following: (i) the extent to which fair value is less than amortized cost, (ii) credit rating of the security, (iii) macroeconomic trends of the industry specific to the security, and (iv) any other adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that has not been recorded through an allowance is recognized in OCI.

A change in the ACL on AFS debt securities or write-off of an AFS debt security, which may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of December 31, 2020 and January 1, 2020 (i.e. ASU 2016-13 adoption), there was no allowance carried on the Company's AFS debt securities. Refer to Note 2 of the consolidated financial statements for further discussion.

ACL on (or Write-off of) HTM Debt Securities (effective January 1, 2020). The Company adopted ASU 2016-13, which is commonly referred to as "CECL" (i.e. current expected credit losses), effective January 1, 2020, but has been applied to reporting periods on or after October 1, 2020. ASU 2016-13 requires companies to estimate expected credit losses on its HTM debt securities and carry an allowance for such. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, which may include, but is not limited to, credit ratings, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry, and vintage.

The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Given the rarity of municipal defaults and losses, the Company will utilize external third party loss forecast models as the sole source of municipal default and loss rates. As with the loan portfolio, cash flows are modeled over a reasonable and supportable forecast period and then revert to the long-term average economic conditions on a straight line basis. Management may exercise discretion to make adjustments based on various qualitative factors.

An HTM debt security is written-off in the period in which a determination is made that all or a portion of the financial asset is uncollectible. Any previously recorded allowance, if any, is reversed and then the amortized cost basis is written-down to the amount deemed to be collectible, if any.

A change in the ACL on HTM debt securities or write-off of an HTM debt security, which may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income.

As of December 31, 2020 and January 1, 2020, there was no allowance carried on the Company’s HTM debt securities. Refer to Note 2 of the consolidated financial statements for further discussion.

OTII Assessment (periods prior to January 1, 2020). For periods prior to the adoption of ASU No. 2016-13, effective January 1, 2020, management conducted a quarterly review and evaluation of its AFS and HTM debt investments to determine if the decline in fair value of any security appeared to be other-than-temporary. The factors considered included, but were not limited to: the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit ratings of the security or issuer, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

For its AFS and HTM debt investments that it did not intend to sell and was not more-likely-than-not required to sell before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to: (i) credit loss was recognized in non-interest income on the consolidated statements of income; and (ii) other factors was recognized in AOCI, net of tax. Debt securities it intended to sell or was more-likely-than-not required to sell before recovery of amortized cost, an OTTI was recorded equal to the entire difference between the debt investment's amortized cost basis and its fair value within non-interest income on the consolidated statements of income.

FHLBB and FRBB Stock. The Company, through the Bank, is a member of the FHLBB and FRBB, and, as a member, is required to hold a certain amount of FHLBB and FRB common stock. These equity stocks are non-marketable and are outside the scope of ASU 2016-01, and are reported at cost within other investments on the consolidated statements of condition. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on intent and is, typically, completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices. Management consistently evaluates the Company's loan portfolio in conjunction with asset/liability management practices, and will opt to sell certain residential mortgage loans to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains.

Originated Loans and Acquired Loans. Loans held for investment are reported at amortized cost adjusted for any partial charge-offs and net of any deferred loan fees or costs. For originated loans, interest income is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

As of acquisition date, each acquired loan is reported at fair value. For acquired loans, interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value.

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

ACL on Loans. On March 27, 2020, the CARES Act was signed into law in response to COVID-19. Under Section 4014 of the CARES Act, the Company was permitted to delay its compliance with ASU 2016-13, commonly referred to as "CECL," until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic that the President of the United States declared on March 15, 2020 terminated, or (2) December 31, 2020. The Company delayed its compliance with CECL as permitted under the CARES Act and adopted CECL on December 31, 2020, effective January 1, 2020, but applied to reporting periods on or after October 1, 2020 using a modified-prospective approach. As a result, the allowance for credit losses for annual and interim periods before October 1, 2020 continue to be reported under prior accounting guidance, commonly referred to as the "incurred loss model." Upon adoption, a cumulative-effect adjustment of $2.8 million was recorded reducing retained earnings, with a corresponding adjustment of $233,000 increasing the ACL on loans, an adjustment of $3.3 million increasing other liabilities for the ACL on off-balance sheet credit exposures, and an adjustment of $769,000 increasing deferred tax assets.

The ACL on loans calculation under CECL and the incurred loss methodology is based on the amortized cost basis of a loan, which is comprised of the unpaid principal balance of the loan, net deferred loan fees (costs), acquired premium (discount), and any write-downs previously taken on the loan.

The ACL on loans is increased by charges to provision for credit losses and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the ACL on loans quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period. The ACL on loans is presented on the consolidated statements of condition.

Loans past due 30 days or more are considered delinquent. In general, secured loans that are delinquent for 90 consecutive days are placed on non-accrual status, and, under CECL, may be subject to individual loss assessment in accordance with established internal policy. Under the incurred loss model, these loans were subject to impairment and/or loss assessment in accordance with established internal policy. In general, unsecured loans that are delinquent for 90 consecutive days are charged off.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR, with the exception of those loans deferred and/or modified in accordance with the provisions of the CARES Act or regulatory guidance in response to COVID-19. Modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. An allowance is established on a loan classified as a TDR if the present value of expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent) is less than the recorded investment of the loan. Non-accrual loans that are restructured as TDRs remain on non-accrual status for a period of at least six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a non-accrual loan. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

In response to COVID-19, the Company worked with businesses and consumers to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. For loans temporarily modified due to COVID-19, under the CARES Act and regulatory guidance, the Company applied the following accounting treatment in this order:

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

2.Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or (ii) the Company elects to not apply Section 4013 of the CARES Act, but the loan modification (a) meets the criteria provided in the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)," issued by the banking agencies on April 7, 2020, and (b) the Company elects to apply this guidance, then the Company may account for the loan modification in accordance with the interagency guidance. Under this guidance, if the loan was no more than 30 days past due at the time the loan modification program was implemented, the modification was short-term in duration (generally, less than six months), and the modification was related to COVID-19, then it may be presumed that the borrower is not experiencing financial difficulty, and, therefore, that the modification does not qualify as a TDR.

3.Should a loan modification (i) not meet the criteria set forth in Section 4013 of the CARES Act or the interagency guidance described above, or (ii) the Company elects not to apply the guidance, then the Company would assess the loan modification under its existing accounting policies.

In December 2020, the President signed the Consolidated Appropriations Act of 2021 into law, which provided additional relief to consumers and businesses impacted by COVID-19. The act extended the provisions within the CARES Act that provided TDR accounting relief to the earlier of: (i) December 31, 2021 or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 under the National Emergencies Act terminates.

Under CECL, the ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans reflects the risk of loss on the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data are derived from internal historical default and loss experience as well as the use of external data where there are not statistically meaningful loss events for a loan segment.

The primary macroeconomic drivers used within the discounted cash flow model include forecasts of Maine Unemployment, changes in Maine and National GDP, as well as changes in Maine Retail Trade and Housing Price Index. Management will monitor and assess its macroeconomic drivers at least annually to determine if or that they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee forecast and/or other publicly available forecasts from well recognized, leading economists or firms. The Company’s reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management’s judgments of such.

The ACL on loans is calculated over a loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include expected extension, renewals or modifications.

Upon adoption of CECL, effective January 1, 2020, but applied to reporting periods on or after October 1, 2020, the loan portfolio has been segmented as follows based on the various risk profiles of the Company's loans:
•The commercial loan portfolio has been segmented between (i) commercial real estate, which is collateralized by real estate, and (ii) commercial, which is typically utilized for general business purposes. Commercial real estate is further segmented between non owner-occupied (i.e. investment properties) and owner-occupied properties.
•Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a large number of individual borrowers. The group is segmented into three categories – residential real estate, home equity and consumer.

Contractual terms must be adjusted for prepayments to arrive at expected cash flows. The Company models term loans using an annualized prepayment. When the Company has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

The ACL on loans evaluation also considers various qualitative factors, such as: (i) actual or expected changes in economic trends and conditions, (ii) changes in the value of underlying collateral for loans, (iii) changes to lending policies, underwriting standards and/or management personnel performing such functions, (iv) delinquency and other credit quality trends, (v) credit risk concentrations, if any, (vi) changes to the nature of the Company's business impacting the loan portfolio, (vii) and other external factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster.

Certain loans are tested individually for estimated credit losses, including those (i) greater than $500,000 that are classified as substandard or doubtful and are on non-accrual, (ii) a troubled debt restructuring or (iii) that have unique characteristics.

Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

Management may also adjust its assumptions to account for differences between expected and actual losses from period to period. The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced.

Incurred Loss Methodology. For annual and interim reporting periods prior to October 1, 2020, the Company estimated the allowance for loan losses using the incurred loss methodology.

In determining the appropriate allowance, the Company used a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio. The methodology included three elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit risk and loss experience, and (3) general loss allocations for other qualitative and economic factors.

The allocations for specific loans were determined based on loans that have a principal balance of $500,000 or more that were classified as substandard or doubtful and were on non-accrual status. Such loans were classified as impaired and an allowance was established when the discounted expected future cash flows (or collateral value or observable market price) of the impaired loan was lower than the recorded investment of that loan. Loans that did not meet the above criteria were separated into risk pools by portfolio segment and risk ratings. The Company would then evaluate each risk pool collectively for impairment through loss allocation factors.

The Company uses a risk rating system for certain loan segments to determine the credit quality of these loan pools and applied the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considers, among other factors, the obligor’s debt capacity, financial condition, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingent liabilities, management strength, and the industry in which the obligor operates. These factors are based on an evaluation of historical information, as well as subjective assessment and interpretation of current conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not an explicit part of the Company's methodology, could impact the risk rating assigned to that loan.

The Company would at least annually, and more frequently as deemed prudent by management, reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogeneous populations of loans including home equity and consumer loans are analyzed as groups taking into account delinquency rates and other economic conditions that may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considers regulatory guidance, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors.

Accrued Interest. Upon adoption of CECL, effective as of January 1, 2020, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances within other assets on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the allowance for credit losses, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income.

The Company has a robust policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more. Accrued interest on non-accrual loans was written off during the year ended December 31, 2020, by reversing interest income. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

Goodwill and Core Deposit Intangible Assets. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment, or as events and circumstances dictate, at the reporting unit level, and for which the Company has determined it has a single reporting unit. Any impairment is charged to non-interest expense on the consolidated statements of income.

The Company evaluates goodwill for impairment annually as of November 30th, or more frequently as warranted by external and/or internal factors. The Company may utilize a qualitative analysis and/or a quantitative analysis to evaluate goodwill for impairment. The Company has the option to by-pass the qualitative analysis for any given year and perform the quantitative analysis.

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

After performing the qualitative analysis and determining it is more-likely-than-not that the carrying value of its reporting unit exceeds its fair value or if the Company by-passed the qualitative analysis, it would perform a quantitative analysis to determine if the carrying value of its reporting unit exceeds its fair value. The Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods, to determine the reporting unit's fair value. Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (TOPIC 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), and accordingly will now recognize an impairment of goodwill to the extent the carrying value of a reporting unit exceeds its fair value. ASU 2017-04 eliminated the need to calculate the implied fair value of goodwill for a reporting unit and recognize an impairment to the extent the carrying value of goodwill exceeded its implied fair value. ASU 2017-04 was applied prospectively as of the effective date.

For periods prior to adoption of ASU 2017-04, if the reporting unit's fair value exceeded its carrying value, then goodwill was not impaired and no further assessment was required. However, if the reporting unit's fair value was less than its carrying value, then it was required to derive an implied fair value of goodwill for the reporting unit. If the reporting unit's implied fair value of goodwill exceeded its carrying value, then goodwill was not impaired. However, if the reporting unit's implied fair value of goodwill was less than its carrying value, an impairment charge was recorded to reduce goodwill to its calculated implied fair value.

The Company completed its testing for impairment of goodwill for the year ended December 31, 2020, 2019 and 2018 and concluded goodwill was not impaired. Refer to Note 4 of the consolidated financial statements for further details.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2020, 2019 or 2018, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

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

OREO. OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL on loans upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2020 and 2019, OREO properties were carried within other assets on the consolidated statements of condition at $236,000 and $94,000, respectively.

Upon a sale of an OREO property, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the OREO property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. The recognized gain or loss upon sale of OREO property is recognized within other real estate owned and collection costs, net on the consolidated statements of income.

Operating expenses, including legal and other direct expenses, and changes in the valuation allowance relating to foreclosed assets are included in other real estate owned and collection costs, net on the consolidated statements of income.

Mortgage Banking. Residential real estate mortgage loans are originated for purposes of being (i) held for investment and (ii) held for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when (i) the asset has been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and (iii) the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity. The Company records the gain on sale of the financial asset within mortgage banking income, net on the consolidated statements of income, net of direct and indirect costs incurred to originate the loan.

Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights are initially recorded at fair value and reported within other assets on the consolidated statements of condition and recognized as income within mortgage banking income, net on the consolidated statements of income. Servicing rights are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). The amortization of mortgage servicing rights is recorded as a reduction of income within non-interest income on the consolidated statements of income.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more- likely-than-not that the Company will not be able to realize the benefit of the deferred tax assets, then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2020 and 2019, the Company did not carry a valuation allowance on its deferred tax assets.

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

Revenue from Contracts with Customers. The Company receives a portion of its non-interest income from contracts with customers, which is accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Refer to Note 16 of the consolidated financial statements for further details.

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

Off-Balance Sheet Credit Exposures. In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

ACL on Off-Balance Sheet Credit Exposures. The Company established an ACL on off-balance sheet credit exposures by recording a liability for expected credit losses on certain unfunded loan commitments and standby letters of credit. Prior to the adoption of CECL, effective January 1, 2020, but has been applied to reporting periods on or after October 1, 2020, the ACL on off-balance sheet credit exposures represented management's best estimate of probable inherent losses on unfunded loan commitments and standby letters of credit.

Upon adoption of CECL, the ACL on off-balance sheet credit exposures, excluding those that are unconditionally cancellable by the Company, estimates the expected losses on the unfunded commitments and standby letters of credit at each reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and standby letters of credit using the Company’s own historical experience to estimate the expected funded for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the CECL loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date.

The ACL on off-balance sheet credit exposures is presented within accrued interest and other liabilities on the consolidated statements of condition. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods. Refer to Note 11 of the consolidated financial statements for further details as of each reporting period.

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

Recent Accounting Pronouncements Adopted:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), updated by ASU No. 2018-19 - Financial Instruments - Credit Losses (Topic 326): Codification improvements to Topic 326 ("ASU 2018-19"), ASU No. 2019-04, Codification Improvements to Topic 326 ("ASU 2019-04"), ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05") and ASU No. 2019-11, Codification Improvements to Topic 326 ("ASU 2019-11"). The FASB issued ASU 2016-13 to require more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Company adopted ASU 2016-13 and the related updates to the standard on December 31, 2020, effective January 1, 2020, but applied to reporting periods on or after October 1, 2020. Refer to the aforementioned sections Investments, ACL on Loans, Accrued Interest and ACL on Off-Balance Sheet Credit Exposures for further details surrounding the adoption of ASU 2016-13 and its related updates.

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain technical exceptions and by clarifying and amending certain areas. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and as such the Company adopted effective January 1, 2021. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Issued but not yet Adopted:

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform ("ASU 2020-04"), updated by ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope ("ASU 2021-01"). The FASB issued ASU 2020-04 to ease the potential burden in accounting for recognizing the effects of reference rate reform on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that are affected by reference rate reform, if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2021-01 was subsequently issued to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

ASU 2020-04 and ASU 2020-01 are effective as of March 12, 2020 through December 31, 2022, with adoption permitted prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, the amendments must be applied prospectively for all eligible contract modifications. The Company, which has not yet adopted the amendments in these updates, has assembled a cross-functional project team that is currently reviewing contracts and existing processes in order to assess the risks and potential impact to the Company of the transition away from LIBOR to a new reference rate.

NOTE 2 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of December 31, 2020 and 2019, the fair value of the Company's trading securities were $4.2 million and $3.8 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s Executive Deferred Compensation Plan and Director Deferred Compensation Plan.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of AFS debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Obligations of states and political subdivisions	$119,608	$7,627	$(115)	$127,120
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	547,396	19,796	(574)	566,618
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	399,937	10,652	(135)	410,454
Subordinated corporate bonds	11,533	186	(98)	11,621
Total AFS debt securities	$1,078,474	$38,261	$(922)	$1,115,813
December 31, 2019
Obligations of states and political subdivisions	$115,632	$2,779	$(328)	$118,083
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	462,593	3,398	(2,605)	463,386
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,200	3,183	(2,478)	325,905
Subordinated corporate bonds	10,553	191	—	10,744
Total AFS debt securities	$913,978	$9,551	$(5,411)	$918,118

As of December 31, 2020, there was no allowance carried on AFS debt securities in accordance with ASU 2016-13.

Net unrealized gains on AFS debt securities reported within AOCI at December 31, 2020, were $29.3 million, net of a deferred tax liability of $8.0 million. Net unrealized gains on AFS debt securities reported within AOCI at December 31, 2019, were $3.3 million, net of a deferred tax liability of $890,000, respectively.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Proceeds from sales of AFS debt securities(1)	$—	$207,001	$56,155
Gross realized gains	—	1,427	32
Gross realized losses	—	(1,532)	(695)
(1)    For the year ended December 31, 2019 and 2018, the Company had not previously recorded any OTTI on AFS debt securities sold.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded at December 31, 2020, segregated by the length of time the securities have been in a continuous loss position:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Obligations of states and political subdivisions	1	$2,404	$(115)	$—	$—	$2,404	$(115)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	15	61,222	(568)	980	(6)	62,202	(574)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	9	39,107	(135)	—	—	39,107	(135)
Subordinated corporate bonds	5	4,902	(98)	—	—	4,902	(98)
Total AFS debt securities	30	$107,635	$(916)	$980	$(6)	$108,615	$(922)
December 31, 2019
Obligations of states and political subdivisions	11	$30,459	$(328)	$—	$—	$30,459	$(328)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	59	162,964	(1,850)	63,633	(755)	226,597	(2,605)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	35	66,549	(733)	68,614	(1,745)	135,163	(2,478)
Total AFS debt securities	105	$259,972	$(2,911)	$132,247	$(2,500)	$392,219	$(5,411)

As of December 31, 2020, the unrealized losses on Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis, and the unrealized losses were largely due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

The amortized cost and estimated fair values of AFS debt securities by contractual maturity at December 31, 2020 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,472	$5,495
Due after one year through five years	59,769	61,338
Due after five years through ten years	248,035	263,889
Due after ten years	765,198	785,091
	$1,078,474	$1,115,813

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Obligations of states and political subdivisions	$1,297	$114	$—	$1,411
Total HTM debt securities	$1,297	$114	$—	$1,411
December 31, 2019
Obligations of states and political subdivisions	$1,302	$57	$—	$1,359
Total HTM debt securities	$1,302	$57	$—	$1,359

As of December 31, 2020, there was no allowance carried on HTM debt securities, and none of the Company's HTM debt securities were in an unrealized loss position.

As of December 31, 2020, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. The HTM debt securities portfolio was comprised solely of high credit quality (rated AA or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As a result, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not recorded at December 31, 2020.

As of December 31, 2020, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the year ended December 31, 2020. At December 31, 2020 and 2019, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $10,000 and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at December 31, 2020 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	510	547
Due after five years through ten years	787	864
Due after ten years	—	—
	$1,297	$1,411

AFS and HTM Debt securities OTTI. For annual and interim reporting periods prior to October 1, 2020, management reviewed the Company’s AFS and HTM investments quarterly to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses were performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, and recoverability of invested amount over a reasonable period of time, and the length of time the security was in a loss position, for example, were applied in determining OTTI. Once a decline in value was determined to be other-than-temporary, the cost basis of the security was permanently reduced and a corresponding charge to earnings was recognized.

At December 31, 2019, unrealized losses within the AFS and HTM investment portfolios were reflective of current interest rates in excess of the yield received on debt investments and were not indicative of an overall change in credit quality or other factors. At December 31, 2019, gross unrealized losses on the Company's AFS and HTM debt securities were 1%. At December 31, 2019, the Company had the intent and ability to retain its debt investments that were in an unrealized loss position until the decline in value recovered.

AFS and HTM Debt Securities Pledged. At December 31, 2020 and 2019, AFS and HTM debt securities with an amortized cost of $485.0 million and $709.0 million, respectively, and estimated fair values of $507.1 million and $712.4 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Other Investments

The following table summarizes the cost and estimated fair values of the Company's investment in equity securities, FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value / Carrying Value
December 31, 2020
FHLBB (carried at cost)	$6,168	$—	$—	$6,168
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$11,542	$—	$—	$11,542
December 31, 2019
Equity securities - bank stock (carried at fair value)	$544	$1,130	$—	$1,674
FHLBB (carried at cost)	6,601	—	—	6,601
FRB (carried at cost)	5,374	—	—	5,374
Total other investments	$12,519	$1,130	$—	$13,649

During the year ended December 31, 2020, the Company's bank stock equity securities were redeemed by the issuer, as part of a merger agreement, and the Company received proceeds of $1.7 million from the redemption. For the year ended December 31, 2020, the Company realized a gain on its bank stock equity securities of $1.2 million, of which $38,000 was recognized as a realized gain during 2020, $928,000 and $(50,000) were recognized as unrealized gains in 2019 and 2018, respectively. The gains, which were due to the change in fair value of the equity securities, were presented within other income on the consolidated statements of income.

The Company did not record any impairment on its FHLBB and FRB stock for the year ended December 31, 2020 and 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2020	2019
Commercial Loans:
Commercial real estate(1)	$1,369,470	$1,243,397
Commercial	381,494	442,701
SBA PPP	135,095	—
Total commercial loans	1,886,059	1,686,098
Retail Loans:
Residential real estate	1,054,798	1,070,374
Home equity	258,573	312,779
Consumer	20,392	25,772
Total retail loans	1,333,763	1,408,925
Total loans	$3,219,822	$3,095,023
(1)    Commercial real estate was segmented into non owner-occupied properties and owner-occupied properties upon adoption of CECL, effective January 1, 2020. At December 31, 2020, total commercial real estate - non owner-occupied loans and owner-occupied loans were $1.1 billion and $271.5 million, respectively.

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2020	2019
Net unamortized fair value mark discount on acquired loans	$(1,291)	$(2,593)
Net unamortized loan origination costs(1)	856	3,111
Total	$(435)	$518
(1)     The decrease in net unamortized loan origination costs from December 31, 2019 to December 31, 2020, was primarily driven by origination fees capitalized for SBA PPP loans during 2020. As of December 31, 2020, unamortized loan fees on originated SBA PPP loans were $2.2 million.

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

The Company participated in SBA PPP loan funding to qualifying businesses during 2020. Through December 31, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. This program provided qualifying businesses a specialized low interest rate loan by the U.S. Treasury Department and is administered by the SBA. The SBA PPP loan provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. In December 2020, as part of the Consolidated Appropriations Act of 2021, another round of SBA PPP loan funding was authorized by the Federal government in response to the continued impact of the COVID-19 pandemic on certain businesses. In January 2021, the Company, again, began lending under the SBA PPP loan program.

In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2020 and 2019, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

ACL on Loans

Under CECL, effective January 1, 2020, the ACL on loans is management's estimate of expected credit losses within its loan portfolio as of each reporting date.

The Board of Directors monitors credit risk through: (i) the Directors' Credit Committee, which reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, concentration levels, and the allowance for loan loss methodology under the incurred loss accounting methodology for December 31, 2019 and periods prior to; and (ii) the Audit Committee, effective January 1, 2020, which has approval authority and oversight responsibility for ACL adequacy and methodology, including the ACL on loans.

Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system. Effective for annual and interim periods beginning January 1, 2020, the adequacy of the ACL, including the ACL on loans, is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Risk, Compliance, and Commercial and Retail Banking. The Management Provision Committee is further supported by other management-level committees to ensure the adequacy of the ACL. The Management Provision Committee supports the oversight efforts of the director-level committees discussed in the paragraph above and the Board of Directors. The Company's practice is to manage the portfolio proactively such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2020, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non Owner-Occupied and Owner-Occupied. Commercial real estate loans consist of mortgage loans to finance investments in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational, health care facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. Commercial real estate loans are primarily paid by the cash flow generated from the real property, such as operating leases, rents, or other operating cash flows from the borrower.

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program have terms of two or five years and are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. These loans were originated under the guidance of the SBA, which has been subject to change.

In late-December 2020, another round of SBA PPP loans was announced as part of the Consolidated Appropriations Act of 2021. The terms and structure of this program are similar to those issued under the CARES Act. The Company continues to participate in SBA PPP lending to customers and borrowers in need of funding due to the COVID-19 pandemic.

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

Home Equity. Home equity loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

Consumer. Consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines, as applicable. Consumer loans may be secured or unsecured.

For annual and interim reporting periods prior to October 1, 2020, the Company's loan portfolio was segmented into commercial real estate, commercial, residential real estate, home equity and consumer.

The following table presents the activity in the ACL on loans at and for the year ended December 31, 2020:

	Commercial Real Estate
(In thousands)	Non Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
Beginning balance, December 31, 2019	$10,924	$1,490	$3,985	$—	$5,842	$2,423	$507	$25,171
Impact of adopting CECL(1)	(668)	(90)	1,548	—	(1,129)	792	(220)	233
Loans charged off	(82)	(21)	(1,130)	—	(121)	(317)	(167)	(1,838)
Recoveries	107	13	572	—	292	33	67	1,084
Provision (credit) for loan losses	11,497	1,440	1,728	69	(1,410)	(315)	206	13,215
Ending balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
(1)    Effective January 1, 2020, the Company adopted ASU 2016-13, commonly referred to as "CECL." Refer to Note 1 for further details.

The ACL on loans at December 31, 2020, was $37.9 million, an increase of $12.7 million, or 50%, since December 31, 2019. The increase was driven by the adoption of CECL, effective January 1, 2020, and the impact of the COVID-19 pandemic on expected credit losses. At December 31, 2020, the ACL on loans estimate used a reasonable and supportable forecast period of one year across all of its loan segments. At December 31, 2020, the reasonable and supportable forecast used to estimate the ACL on loans used the following loss drivers by loan segment: (i) commercial real estate - non owner-occupied used Maine Unemployment and Maine Retail Trade, (ii) commercial real estate - owner-occupied used Maine Unemployment and Maine GDP, (iii) commercial used Maine Unemployment and National GDP, (iv) residential real estate used Maine Unemployment and Maine House Price Index, (v) home equity used Maine Unemployment and Maine House Price Index and (vi) consumer used Maine Unemployment and National GDP. Though the SBA PPP loans are fully guaranteed by the SBA, the Company applied an insignificant expected credit loss factor to its SBA PPP loan segment based on its past historical experience with similar loans and guarantees. Furthermore, qualitative factors, as described within Note 1 of the consolidated financial statements, were used to estimate the ACL on loans at December 31, 2020. The Company's qualitative factors at December 31, 2020, included consideration of the level of uncertainty surrounding the COVID-19 pandemic. At December 31, 2020, the ACL on loans estimate used a reversion period of one year for each loan segment.

The increase in the ACL on loans at December 31, 2020 compared to December 31, 2019, for the commercial real estate loan segments and commercial loan segment was driven by change in current and forecasted economic conditions between periods and the elevated risk within certain industries within these loan segments due to the COVID-19 pandemic. The decrease in ACL on loans allocated to the residential real estate loan segment primarily reflects the increase in housing demand driving elevated home prices across the Company's markets as northern New England, and Maine in particular, has benefited as people living in urban areas have moved into more rural markets in response to the COVID-19 pandemic.

The following table presents activity in the allowance for loan losses and select loan information by portfolio segment, under the incurred loss methodology, for the periods indicated:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2019:
Allowance:
Beginning balance	$11,654	$3,957	$6,071	$2,796	$234	$24,712
Loans charged off	(300)	(1,238)	(462)	(412)	(301)	(2,713)
Recoveries	49	225	16	1	19	310
Provision (credit) for loan losses	1,011	1,041	217	38	555	2,862
Ending balance	$12,414	$3,985	$5,842	$2,423	$507	$25,171
Allowance balance attributable loans:
Individually evaluated for impairment	$30	$—	$364	$69	$—	$463
Collectively evaluated for impairment	12,384	3,985	5,478	2,354	507	24,708
Total ending allowance	$12,414	$3,985	$5,842	$2,423	$507	$25,171
Loans:
Individually evaluated for impairment	$402	$319	$3,384	$373	$—	$4,478
Collectively evaluated for impairment	1,242,995	442,382	1,066,990	312,406	25,772	3,090,545
Total loan balances	$1,243,397	$442,701	$1,070,374	$312,779	$25,772	$3,095,023
At or For the Year Ended December 31, 2018:
Allowance:
Beginning balance	$11,863	$4,622	$5,086	$2,367	$233	$24,171
Loans charged off	(512)	(991)	(173)	(476)	(96)	(2,248)
Recoveries	28	1,771	90	44	11	1,944
Provision (credit) for loan losses	275	(1,445)	1,068	861	86	845
Ending balance	$11,654	$3,957	$6,071	$2,796	$234	$24,712
Allowance balance attributable loans:
Individually evaluated for impairment	$23	$53	$586	$162	$—	$824
Collectively evaluated for impairment	11,631	3,904	5,485	2,634	234	23,888
Total ending allowance	$11,654	$3,957	$6,071	$2,796	$234	$24,712
Loans:
Individually evaluated for impairment	$930	$786	$4,762	$442	$6	$6,926
Collectively evaluated for impairment	1,268,603	414,650	988,104	327,321	20,618	3,019,296
Total loan balances	$1,269,533	$415,436	$992,866	$327,763	$20,624	$3,026,222

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of December 31, 2020, the Company's total exposure to the lessors of nonresidential buildings' industry was 14% of total loans and 32% of total commercial real estate loans. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2020.

COVID-19 Loan Deferral Program

In response to the COVID-19 pandemic, the Company worked with businesses and consumers to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less.

All loans granted temporary payment relief during 2020 by the Company complied with the terms of the CARES Act, which was signed into law in March 2020, or bank regulator guidance, and thus were not individually assessed, designated or accounted for as TDRs. Refer to Note 1 for further details about the accounting treatment under the CARES Act.

Should the Company issue or extend temporary debt relief to customers due to COVID-19 hardships during 2021, such may be provided under bank regulator guidance issued in 2020 in response to COVID-19 or the Consolidated Appropriations Act of 2021, which extended the provisions within the CARES Act that provided TDR accounting relief to the earlier of: (i) December 31, 2021 or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 terminates.

The Company's loans impacted by the COVID-19 pandemic and operating under temporary short-term payment deferral arrangements for a period of 180 days or less were as follows for the date indicated:

	December 31, 2020
(In thousands, except number of units)	Units	Amortized Cost	% of Total Loans
Commercial	25	$19,866	0.6%
Retail	28	6,669	0.2%
Total	53	$26,535	0.8%

Credit Quality Indicators

 To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial real estate - non owner-occupied and owner-occupied, commercial and residential real estate portfolio segments are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ACL on loans:

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the period indicated:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$138,010	$224,148	$144,552	$119,409	$157,588	$264,253	$—	$—	$1,047,960
Special mention (Grade 7)	5,739	—	—	4,256	3,497	847	—	—	14,339
Substandard (Grade 8)	24	125	2,070	405	1,522	31,530	—	—	35,676
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	143,773	224,273	146,622	124,070	162,607	296,630	—	—	1,097,975
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	35,948	29,217	48,312	47,065	25,507	76,098	—	—	262,147
Special mention (Grade 7)	—	—	4,584	—	—	1,513	—	—	6,097
Substandard (Grade 8)	—	—	891	462	—	1,898	—	—	3,251
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	35,948	29,217	53,787	47,527	25,507	79,509	—	—	271,495
Commercial
Risk rating
Pass (Grades 1-6)	53,966	72,863	40,688	25,478	15,788	51,869	72,425	37,026	370,103
Special mention (Grade 7)	—	22	313	4,924	117	400	—	867	6,643
Substandard (Grade 8)	187	1,012	211	51	42	2,081	65	1,099	4,748
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	54,153	73,897	41,212	30,453	15,947	54,350	72,490	38,992	381,494
SBA PPP
Risk rating
Pass (Grades 1-6)	135,095	—	—	—	—	—	—	—	135,095
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	135,095	—	—	—	—	—	—	—	135,095
Residential Real Estate
Risk rating
Pass (Grades 1-6)	339,834	183,877	119,426	79,159	57,269	266,324	3,028	—	1,048,917
Special mention (Grade 7)	—	—	—	—	—	398	—	—	398
Substandard (Grade 8)	—	—	176	487	—	4,820	—	—	5,483
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	339,834	183,877	119,602	79,646	57,269	271,542	3,028	—	1,054,798
Home equity
Risk rating
Performing	855	9,415	17,281	3,478	1,339	17,664	194,065	12,480	256,577
Non-performing	—	—	—	—	—	207	1,241	548	1,996
Total home equity	855	9,415	17,281	3,478	1,339	17,871	195,306	13,028	258,573
Consumer
Risk rating
Performing	6,572	6,525	3,096	1,359	378	1,780	678	—	20,388
Non-performing	—	—	—	—	4	—	—	—	4
Total consumer	6,572	6,525	3,096	1,359	382	1,780	678	—	20,392
Total Loans	$716,230	$527,204	$381,600	$286,533	$263,051	$721,682	$271,502	$52,020	$3,219,822

The following table summarizes credit risk exposure indicators by portfolio segment, under the incurred loss methodology, as of the date indicated:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity	Consumer	Total
December 31, 2019:
Pass (Grades 1 – 6)	$1,196,683	$436,537	$1,062,825	$—	$—	$2,696,045
Performing	—	—	—	310,653	25,748	336,401
Special Mention (Grade 7)	31,753	2,633	473	—	—	34,859
Substandard (Grade 8)	14,961	3,531	7,076	—	—	25,568
Non-performing	—	—	—	2,126	24	2,150
Total	$1,243,397	$442,701	$1,070,374	$312,779	$25,772	$3,095,023

Past Due and Non-Accrual Loans

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

All loans that were granted temporary payment relief due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act or bank regulatory guidance at the time of initial relief. At December 31, 2020, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
December 31, 2020:
Commercial real estate - non owner-occupied	$—	$50	$173	$223	$1,097,752	$1,097,975	$—
Commercial real estate - owner-occupied	99	—	47	146	271,349	271,495	—
Commercial	430	—	857	1,287	380,207	381,494	—
SBA PPP	—	—	—	—	135,095	135,095	—
Residential real estate	1,406	1,103	2,535	5,044	1,049,754	1,054,798	—
Home equity	335	173	1,416	1,924	256,649	258,573	—
Consumer	92	67	4	163	20,229	20,392	—
Total	$2,362	$1,393	$5,032	$8,787	$3,211,035	$3,219,822	$—
December 31, 2019:
Commercial real estate	$267	$1,720	$544	$2,531	$1,240,866	$1,243,397	$—
Commercial	548	243	705	1,496	441,205	442,701	—
Residential real estate	2,297	627	2,598	5,522	1,064,852	1,070,374	—
Home equity	681	238	1,459	2,378	310,401	312,779	—
Consumer	108	31	23	162	25,610	25,772	—
Total	$3,901	$2,859	$5,329	$12,089	$3,082,934	$3,095,023	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	December 31,
	2020			2019
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Total Non-Accrual Loans
Commercial real estate(1)	$450	$62	$512	$—
Commercial	1,549	58	1,607	784
Residential real estate	3,136	341	3,477	4,096
Home equity	1,961	35	1,996	2,130
Consumer	4	—	4	24
Total	$7,100	$496	$7,596	$7,034
(1)    Commercial real estate was segmented into non owner-occupied and owner-occupied upon adoption of CECL, effective January 1, 2020. At December 31, 2020, commercial real estate - non owner-occupied and owner-occupied non-accrual balances with an allowance were $351,000 and $99,000, respectively, and commercial real estate - non owner-occupied and owner-occupied non-accrual balances without an allowance were $15,000 and $47,000, respectively.

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the date indicated:

	December 31, 2020
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets
Commercial	$—	$689	$689
Residential real estate	248	—	248
Total	$248	$689	$937

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the year ended December 31, 2020, 2019, and 2018 is estimated to have been $335,000, $420,000, and $600,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the year ended December 31, 2020. An immaterial amount of accrued interest on non-accrual loans was written-off during the year ended December 31, 2020, by reversing interest income. At December 31, 2020 and 2019, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $10.2 million and $7.4 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate or, if the loan is currently collateral-dependent, using net realizable value, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ACL for the dates indicated:

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Commercial real estate(1)	2	2	$328	$338	$37	$30
Commercial	2	2	100	123	—	—
Residential real estate	21	22	2,638	2,869	364	364
Consumer and home equity	—	1	—	299	—	69
Total	25	27	$3,066	$3,629	$401	$463
(1)    Commercial real estate was segmented into non owner-occupied and owner-occupied upon adoption of CECL, effective January 1, 2020. At December 31, 2020, all commercial real estate TDRs were classified as owner-occupied.

At December 31, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $2.8 million and $248,000, respectively. At December 31, 2019, the Company had performing and non-performing TDRs with a recorded investment balance of $3.0 million and $636,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
(In thousands, except number of contracts)	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Residential real estate:
Interest rate and maturity concession	—	2	2	$—	$64	$231	$—	$69	$254	$—	$15	$50
Payment deferral	—	—	1	—	—	166	—	—	166	—	—	45
Total	—	2	3	$—	$64	$397	$—	$69	$420	$—	$15	$95

As of December 31, 2020, the Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs.

For the year ended December 31, 2020 and 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted. For the year ended December 31, 2018, one home equity loan with a recorded investment of $299,000 at December 31, 2018 was modified as a TDR within the previous 12 months for which the borrower subsequently defaulted. At December 31, 2018, the Company carried a specific reserve on this redefaulted TDR of $162,000.

Impaired Loans

For periods prior to the adoption of CECL, impaired loans consisted of non-accrual loans and TDRs that were individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For the Year Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With related allowance recorded:
Commercial real estate	$128	$128	$30	$130	$11
Commercial	—	—	—	292	—
Residential real estate	2,395	2,395	364	2,989	110
Home equity	318	318	69	522	—
Consumer	—	—	—	—	—
Ending balance	2,841	2,841	463	3,933	121
Without related allowance recorded:
Commercial real estate	274	433	—	381	13
Commercial	319	685	—	238	7
Residential real estate	989	1,116	—	1,258	21
Home equity	55	192	—	115	—
Consumer	—	—	—	1	—
Ending balance	1,637	2,426	—	1,993	41
Total impaired loans	$4,478	$5,267	$463	$5,926	$162
December 31, 2018:
With related allowance recorded:
Commercial real estate	$131	$131	$23	$1,969	$11
Commercial	556	556	53	111	—
Residential real estate	3,471	3,471	586	3,591	127
Home equity	318	318	162	250	—
Consumer	—	—	—	—	—
Ending balance	4,476	4,476	824	5,921	138
Without related allowance recorded:
Commercial real estate	799	975	—	2,269	13
Commercial	230	293	—	1,379	8
Residential real estate	1,291	1,415	—	1,524	34
Home equity	124	305	—	195	—
Consumer	6	13	—	1	—
Ending balance	2,450	3,001	—	5,368	55
Total impaired loans	$6,926	$7,477	$824	$11,289	$193

In-Process Foreclosure Proceedings

At December 31, 2020 and 2019, the Company had $1.5 million and $1.3 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. Due to the COVID-19 pandemic, the Company has been abiding by state issued mandates requiring a temporary moratorium on foreclosures. The Company will continue to work these consumer mortgage loans through the foreclosure process once the moratorium is lifted, which typically takes 18 to 24 months.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

At December 31, 2020 and 2019, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the year ended December 31, 2020 or 2019.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist. In the second quarter of 2020, the Company determined that the COVID-19 pandemic and its impact on global, national and local markets and economy, as well as its impact on the Company's year-to-date consolidated financial results, was a "triggering event" in accordance with ASC 350-20, Goodwill, and an interim goodwill impairment assessment was completed. A quantitative assessment was performed using various valuation methodologies as of May 31, 2020. Through its assessment, the Company concluded that the indicated fair value of its single reporting unit exceeded its carrying value, and, thus goodwill was not impaired as of May 31, 2020. Later in the year, the Company performed its annual goodwill impairment test as of November 30, 2020, using a qualitative analysis and determined goodwill was not impaired.

The Company completed its annual goodwill impairment test as of November 30, 2019 and 2018 and determined goodwill was not impaired.

Accumulated goodwill impairment was $3.6 million as of December 31, 2020, 2019 and 2018.

Core Deposit Intangible Assets

The gross carrying amount and accumulated amortization of core deposit intangible assets were as follows at the periods indicated:

	December 31,
	2020			2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$6,451	$(3,608)	$2,843	$6,451	$(2,926)	$3,525

For the year ended December 31, 2020, 2019 and 2018, the Company recorded amortization expense of $682,000, $705,000 and $725,000, respectively.

The following table reflects the amortization expense for core deposit intangible assets over the period of estimated economic benefit:

(In thousands)	Core Deposit Intangible
2021	$655
2022	625
2023	592
2024	556
2025	415
Thereafter	—
Total	$2,843

NOTE 5 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2020	2019
Buildings and leasehold improvements	$46,054	$46,856
Furniture, fixtures and equipment	19,916	18,915
Land and land improvements	9,238	9,198
Total cost	75,208	74,969
Accumulated depreciation and amortization	(35,324)	(33,133)
Net premises and equipment	$39,884	$41,836

At December 31, 2020 and 2019, the Company had capitalized software costs of $2.3 million and related accumulated depreciation expense of $2.2 million and $2.1 million, respectively, and was presented within other assets on the consolidated statements of condition.

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For The Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2020	2019	2018
Furniture and equipment	Furniture, equipment and data processing	$2,113	$2,132	$1,938
Premises	Net occupancy costs	1,593	1,593	1,609
Software	Furniture, equipment and data processing	122	166	218
Total		$3,828	$3,891	$3,765

The Company did not have any material gains or losses from the sale of premises and equipment for the year ended December 31, 2020, 2019 or 2018.

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

The following right-of-use assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition as of the dates indicated:

		December 31,
		2020			2019
(In thousands)	Consolidated Statements of Condition Line Item	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
Right-of-use assets	Other Assets	$13,608	$4,951	$18,559	$13,002	$1,502	$14,504
Lease liabilities	Other Liabilities	11,845	4,928	16,773	13,059	1,665	14,724

    In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019
Lease Cost:
Operating lease cost(1)	$1,663	$1,480
Finance lease cost:
Amortization of right-of-use assets	223	110
Interest on lease liabilities(2)	151	68
Total finance lease cost	374	178
Total lease cost(3)	$2,037	$1,658
(1)    Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2)    Includes immaterial variable lease costs.
(3)    Reported within net occupancy costs on the consolidated statements of income.

For the year ended December 31, 2018, rent expense, excluding common area maintenance expense, was $1.3 million.

Supplemental cash flow information and non-cash activity related to leases was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,434	$1,394
Operating cash flows from finance leases	151	68
Financing cash flows from finance leases	142	106
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases(1)	$2,002	$14,030
Finance leases(1)	3,668	1,612
(1)     For the year ended December 31, 2019, includes $10.5 million of operating leases and $1.6 million of finance leases recorded upon adoption of ASU 2016-02.

Supplemental information related to leases was as follows as of the dates indicated:

	December 31,
	2020	2019
Weighted average remaining lease term (years):
Operating leases	15.4 years	15.2 years
Finance leases	27.0 years	22.4 years
Weighted average discount rate:
Operating leases	3.40%	3.39%
Finance leases	3.44%	4.00%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2020:

(In thousands)	Operating Leases	Finance Leases
2021	$1,329	$306
2022	1,310	309
2023	1,192	312
2024	1,151	314
2025	926	317
Thereafter	9,374	6,179
Total minimum lease payments	15,282	7,737
Less: amount representing interest(1)	3,437	2,809
Present value of net minimum lease payments(2)	$11,845	$4,928
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.
(2)     Reflects the liability reported within other liabilities on the consolidated statements of condition.
The following summarizes expected future minimum lease payments, in accordance with ASC 840, as of December 31, 2018:

(In thousands)	Operating	Capital
2019	$1,420	$179
2020	941	179
2021	726	182
2022	539	184
2023	434	184
Thereafter	1,268	1,592
Total minimum lease payments	$5,328	2,500
Less: amount representing interest(1)		920
Present value of net minimum lease payments(2)		$1,580
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.
(2)     Reflects the liability reported within long-term borrowings on the consolidated statements of condition at December 31, 2018.

NOTE 7 – MORTGAGE BANKING

Loans Sold

For the year ended December 31, 2020, 2019 and 2018, the Company sold $625.5 million, $271.8 million and $205.9 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $15.3 million, $6.4 million, and $5.5 million, respectively.

Loans Held for Sale

At December 31, 2020 and 2019, the Company had identified and designated loans with an unpaid principal balance of $40.5 million and $11.9 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2020 and 2019, the unrealized gain (loss) recorded was $1.1 million and ($61,000), respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the year ended December 31, 2020, 2019 and 2018 was the change in unrealized gains (losses) on loans held for sale of $1.1 million, ($150,000) and $52,000, respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a "best-efforts" basis. For the year ended December 31, 2020, 2019 and 2018, net unrealized (losses) gains from the change in fair value on its forward delivery commitments were ($182,000), $282,000, and ($127,000), respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2020 and 2019, the Company's unpaid principal balances on its servicing assets were $401.6 million and $227.8 million, respectively.

For the year ended December 31, 2020, 2019 and 2018, the Company recorded servicing fee income for its servicing assets of $1.0 million, $898,000 and $949,000, respectively, which was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2020 and 2019 was $2.2 million and $877,000, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2020 and 2019, the prepayment assumption used within the valuation model was 19.0% and 14.4%, respectively, and the discount rate was 10.1% and 11.2%. At December 31, 2020, the estimated effect of a 10% and 20% increase to the prepayment assumption was a decrease of $140,000 and $268,000, respectively, to the valuation of the servicing assets. At December 31, 2020, the estimated effect of a 100 and 200 basis point increase to the discount rate assumption was a decrease of $68,000 and $133,000, respectively, to the valuation of the servicing assets. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As of and For The Year Ended December 31,
(In thousands)	2020	2019	2018
Servicing Assets:
Balance at beginning of year	$877	$831	$1,025
Capitalized servicing right fees upon sale(1)	1,763	263	—
Amortization charged against mortgage servicing fee income(2)	(419)	(216)	(200)
Valuation adjustment	(25)	(1)	6
Balance at end of year	$2,196	$877	$831
Valuation Allowance:
Balance at beginning of year	$(2)	$(1)	$(7)
(Increase) decrease in impairment reserve	(25)	(1)	6
Balance at end of year	$(27)	$(2)	$(1)
Fair value, beginning of year	$1,496	$1,677	$1,766
Fair value, end of year	$2,447	$1,496	$1,677
(1)    Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)    Associated amortization expense was reported within mortgage banking income, net on the consolidated statements of income.

Servicer Net Worth and Liquidity Requirements

The Bank, as a servicer of loans, must maintain certain net worth and liquidity requirements for certain agencies and certain secondary market investors.

As lender and servicer of Federal Housing Authority ("FHA") loans, the Bank is required to maintain a minimum net worth of $1.0 million plus 1.0% of total FHA loans exceeding $25.0 million ("minimum net worth required") and maintain liquid assets equal to at least 20.0% of its minimum net worth required.

The Bank is required to maintain a minimum net worth of $2.5 million plus 25 basis points of the unpaid principal balance of serviced loans and must meet the minimum regulatory capital requirement to be classified as "well capitalized" by both FNMA and FHLMC.

Should the Bank fail to maintain the net worth and liquidity requirements above, the secondary market investor may take remedial action and the Company may lose the right to service the loans, which may result in an impairment of its servicing assets and/or loss of revenue.

At December 31, 2020 and 2019, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 14 for further details of the Company and Bank's regulatory capital requirements at December 31, 2020 and 2019.

NOTE 8 – DEPOSITS

The following is a summary of the scheduled maturities of CDs, including retail and brokered deposits, as of the dates indicated:

	December 31,
(In thousands)	2020	2019
1 year or less	$243,232	$474,530
Over 1 year to 2 years	54,533	61,100
Over 2 years to 3 years	21,068	21,682
Over 3 years to 4 years	18,267	14,211
Over 4 years to 5 years	17,448	18,993
Over 5 years	3,118	5,033
Total	$357,666	$595,549

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $91.6 million and $176.0 million at December 31, 2020 and 2019, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $322.0 million and $471.2 million at December 31, 2020 and 2019, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2020 and 2019 was $520,000 and $889,000, respectively.

At December 31, 2020 and 2019, the Company, in the normal course of business, had deposits from certain officers, directors and their associated companies totaling $52.9 million and $20.7 million, respectively.

NOTE 9 – BORROWINGS

The following table summarizes the Company's short-term borrowings, long-term borrowings and subordinated debentures as presented on the consolidated statements of condition for the dates indicated:

	December 31, 2020		Contractual Maturity						December 31, 2019
(Dollars in thousands)	Outstanding Balance	Weighted Average Contractual Rate	2021	2022	2023	2024	2025	Thereafter	Outstanding Balance	Weighted Average Contractual Rate
Short-Term Borrowings:
FHLBB borrowings	$—		$—	$—	$—	$—	$—	$—	$25,000
Customer repurchase agreements	162,439		162,439	—	—	—	—	—	237,984
FHLBB and correspondent bank overnight borrowings	—		—	—	—	—	—	—	5,825
Total short-term borrowings	$162,439	0.34%	$162,439	$—	$—	$—	$—	$—	$268,809	1.28%
Long-Term Borrowings:
FHLBB borrowings	$25,000	0.98%	$—	$—	$—	$—	$25,000	$—	$10,000	1.87%
Total long-term borrowings	$25,000	0.98%	$—	$—	$—	$—	$25,000	$—	$10,000	1.87%
Subordinated Debentures:
Subordinated debentures(1)	$15,000	5.50%	$—	$—	$—	$—	$15,000	$—	$14,749	5.50%
CCTA(2)	36,083	1.64%	—	—	—	—	—	36,083	36,083	3.36%
UBCT(2)	8,248	1.66%	—	—	—	—	—	8,248	8,248	3.41%
Total subordinated debentures	$59,331	2.62%	$—	$—	$—	$—	$15,000	$44,331	$59,080	3.90%
(1)    The outstanding balance of subordinated debentures was presented net of debt issuance costs of $0 and $251,000 at December 31, 2020 and 2019, respectively.
(2)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 12 for further discussion of derivative instruments.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows as of the dates indicated:

	December 31,
(Dollars in thousands)	2020		2019
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
January 2020	$—	—%	$30,825	1.79%
April 2020	—	—%	10,000	1.87%
March 2025	25,000	0.98%	—	—%
Total	$25,000		$40,825

The Company's outstanding FHLBB borrowings at December 31, 2020 and 2019 did not contain any call options. However, in February 2021, the Company terminated its $25.0 million FHLBB borrowing contract, with a maturity date in 2025, and incurred a one-time prepayment penalty of $514,000.

FHLBB borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion and $1.4 billion at December 31, 2020 and 2019. The carrying value of investment securities pledged as collateral at the FHLBB was $38,000 and $150,000 at December 31, 2020 and 2019, respectively.

Subordinated Debentures

The Company issued $15.0 million of subordinated debt on October 8, 2015, which qualifies as Tier 2 regulatory capital. The interest rate on the subordinated debt is 5.50% per annum, fixed for the ten-year term and payable semi-annually on April 15 and October 15 each year. The Company can redeem the subordinated debt at par starting on October 15, 2020 plus accrued and unpaid interest, or earlier if (i) they no longer qualify as Tier 2 capital for regulatory capital purposes; (ii) a change in law that prevents the Company from deducting interest payable for U.S. federal income tax purposes, or (iii) the Company is required to register as an investment company pursuant to the Investment Company Act of 1940. The subordinated debt is scheduled to mature on October 15, 2025, however in March 2021, the Company announced its intent to call the subordinated debt in full at par, plus accrued and unpaid interest, on April 16, 2021. At December 31, 2020, the Company's $15.0 million of subordinated debt provided $12.0 million of Tier 2 capital, or 37 basis points of the Total risk-based capital ratio. The Company's Total risk-based capital ratio will exceed regulatory requirements, including the capital conservation buffer, after the exercise of the call option.

The Company incurred certain costs associated with the issuance of $15.0 million of subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated statements of condition. At December 31, 2020 and 2019, net debt issuance costs were $0 and $251,000, respectively. Debt issuance costs amortize over the expected life of the related debt. For the year ended December 31, 2020 and 2019 the amortization expense for debt issuance costs were $251,000 and $115,000, respectively, and were recognized as an increase to interest expense within the consolidated statements of income.

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities is three-month LIBOR plus 140 basis points. At December 31, 2020 and 2019, the interest rate on the trust preferred securities was 1.64% and 3.36%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities is the average three-month LIBOR plus 1.42%. At December 31, 2020 and 2019, the interest rate on the trust preferred securities was 1.66% and 3.41%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2020, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 9.6% of Tier 1 capital of the Company.

The Company has a notional amount of $53.0 million in interest rate swap agreements on its junior subordinated debentures, which includes a $10.0 million forward-starting interest rate swap with an effective date of June 30, 2021. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $3.5 million, $3.3 million, and $3.4 million for the year ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 12 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2020, the Company has the following lines of credit available to it, for which it had no outstanding balances:
•The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2020 and 2019. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB.
•The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 17, 2021 for which the interest rate is LIBOR-based and is set daily by PNC Bank.
•The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.
•The Company, through the Bank, has a secured line of credit of $54.2 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2020, the Bank pledged commercial loans with a carrying value of $80.8 million and investment securities of $4,000.

NOTE 10 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales, and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings, allocated by source of collateral, as of the dates indicated:

	December 31,
(In thousands)	2020	2019
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$90,015	$117,654
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	70,902	118,969
Obligations of states and political subdivisions	1,522	1,361
Total	$162,439	$237,984
(1)     Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $1.0 million at December 31, 2020 and 2019, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

	December 31,
(In thousands)	2020	2019
Commitments to extend credit	$723,986	$734,649
Standby letters of credit	4,735	5,211
Total	$728,721	$739,860

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company, of $2.6 million and $21,000 as of December 31, 2020 and 2019, respectively. At December 31, 2020, the ACL on off-balance sheet credit exposures was accounted for and reported using the CECL accounting methodology, and at December 31, 2019, it was accounted for and reported under using the incurred loss accounting methodology. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the year ended December 31, 2020, 2019 and 2018, the provision (credit) for credit losses on off-balance sheet credit exposures was ($797,000), ($1,000) and $2,000, respectively.

Refer to Note 1 of the consolidated financial statements for further discussion of the Company's accounting policy for the ACL on off-balance sheet credit exposures, including the impact upon adoption of CECL.

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

For the year ended December 31, 2020, the Company settled a lawsuit for $1.2 million to avoid the burden and expense of litigation, and the expense was recorded within other expenses on the consolidated statements of income.

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of December 31, 2020 and 2019.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same line item on the consolidated statements of income as the earnings effect of the hedged item (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). Any initial fair value of hedge components that are excluded from the assessment of effectiveness are recognized in earnings under a systematic and rational method over the life of the hedging instrument and is presented in the same line item on the consolidated statements of income as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings is recorded as a component of OCI. For the year ended December 31, 2020, 2019 and 2018, the Company did not have any hedge components that were excluded from the assessment of effectiveness.

Quarterly, in conjunction with financial reporting, each cash flow hedge is assessed to determine it continues to be highly effective.

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

The following table presents the total positions, notional and fair value of the Company's customer loans swaps with each party for the dates indicated:

		December 31,
		2020			2019
(In thousands, except number of positions)	Presentation on Consolidated Statements of Condition	Number of Positions	Notional Amount	Fair Value	Number of Positions	Notional Amount	Fair Value
Receive fixed, pay variable	Accrued interest and other liabilities	—	$—	$—	10	$45,243	$(514)
Receive fixed, pay variable	Other assets	80	376,290	39,627	75	366,351	17,756
Pay fixed, receive variable	Accrued interest and other liabilities	80	376,290	(39,627)	85	411,594	(17,242)
Total		160	$752,580	$—	170	$823,188	$—
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

The Company has entered into a master netting arrangement with its institutional counterparty and settles payments with the counterparty as necessary. The Company's arrangement with its institutional counterparty requires it to post cash or other assets as collateral for its contracts in a net liability position based on their aggregate fair value and the Company's credit rating. The Company may also receive cash collateral for contracts in a net asset position as requested. At December 31, 2020 and 2019, the Company posted $44.2 million and $18.4 million, respectively, of cash as collateral and it was presented within other assets on the consolidated statements of condition. Refer to Note 13 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

Fixed Rate Mortgage Interest Rate Locks Commitments
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

		December 31,
		2020		2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Fixed rate mortgage interest rate locks	Other assets	$58,574	$608	$27,087	$480
Fixed rate mortgage interest rate locks	Accrued interest and other liabilities	28,346	(248)	2,519	(18)
Total		$86,920	$360	$29,606	$462

For the year ended December 31, 2020, 2019 and 2018, the net unrealized (loss) gain from the change in fair value on the Company's fixed-rate mortgage rate locks reported within mortgage banking income, net, on the consolidated statements of income was ($102,000), $395,000, and ($218,000), respectively.

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

The Company's forward delivery commitments on loans held for sale for the dates indicated were as follows:

		December 31,
		2020		2019
(In thousands)	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward delivery commitments ("best effort")	Other assets	$24,951	$311	$10,846	$312
Forward delivery commitments ("best effort")	Accrued interest and other liabilities	15,548	(196)	1,069	(15)
Total		$40,499	$115	$11,915	$297

For the year ended December 31, 2020, 2019 and 2018, the net unrealized gain (loss) from the change in fair value on the Company's forward delivery commitments reported within mortgage banking income, net on the consolidated statements of income were ($182,000), $282,000, and ($127,000), respectively.

Derivatives Designated as Cash Flow Hedges

Interest Rate Swap on Loans
On June 12, 2019, the Company entered into a $100.0 million interest rate swap contract with a counterparty to manage interest rate risk associated with its variable-rate loans. The Company has entered into a master netting arrangement with its institutional counterparty and settles payments monthly on a net basis.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset position based on their fair values, the institutional counterparty will post collateral to the Company as requested. At December 31, 2020, the institutional counterparty posted $4.3 million of cash as collateral on its interest rate swaps on loans and borrowings, which was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. At December 31, 2019, the institutional counterparty posted $560,000 of cash as collateral on its interest rate swap on loans, which was presented within interest-bearing deposits in other banks as restricted cash with a matching liability within accrued interest and other liabilities on the consolidated statements of condition. Refer to Note 13 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the interest rate swap for the dates indicated were as follows:

					December 31,
(Dollars in thousands)					2020		2019
Trade Date	Maturity Date	Variable Index Paid	Fixed Rate Received	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
6/12/2019	6/10/2024	1-Month USD LIBOR	1.693%	Other assets	$100,000	$5,169	$100,000	$483

For the year ended December 31, 2020 and 2019, net payments received from (paid to) the institutional counterparty were $1.0 million and ($214,000), respectively, and were classified as cash flows from operating activities in the Company's consolidated statements of cash flow.

Interest Rate Swap on Borrowings
In March 2020, the Company entered into two $50.0 million interest rate swap arrangements with an institutional counterparty to mitigate interest rate risk. The Company entered into a master netting arrangement with the institutional counterparty and settles payments on a net basis, monthly for the Federal Funds Effective Rate swap and quarterly for the 3-Month USD LIBOR swap.

The arrangement with the institutional counterparty requires it to post collateral for its interest rate swaps on loans and borrowings when they are in a net liability position based on their fair values. If the interest rate swaps are in a net asset potion based on their fair values, the counterparty will post collateral to the Company as requested. Collateral posted to the institutional counterparty or received is net settled with the interest rate swap on loans discussed above.

The details of the Company's interest rate swaps on borrowings for the date indicated was as follows:

(Dollars in thousands)					December 31, 2020
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value
3/2/2020	3/1/2023	Fed Funds Effective Rate	0.705%	Accrued interest and other liabilities	$50,000	$(680)
3/26/2020	3/26/2030	3-Month USD LIBOR	0.857%	Accrued interest and other liabilities	50,000	(33)
					$100,000	$(713)

Net payments to the institutional counterparty for the year ended December 31, 2020 were $232,000, and were classified as cash flows from operating activities within the consolidated statements of cash flow.

Junior Subordinated Debt Interest Rate Swaps
In July 2020, the Company entered into a $10.0 million forward-starting interest rate swap with an effective date of June 30, 2021, that will effectively replace its $10.0 million interest rate swap that is scheduled to mature on June 30, 2021. The Company has entered into this new interest rate swap agreement, as well as its existing interest rate swap agreements, with an institutional counterparty to manage interest rate risk associated with the Company's variable rate borrowings. The Company entered into a master netting arrangement with its institutional counterparty and settles payments quarterly on a net basis. The interest rate swap arrangements contain provisions that require the Company to post cash or other assets as collateral with the counterparty for contracts that are in a net liability position based on their aggregate fair value and the Company’s credit rating. If the interest rate swaps are in a net asset position based on their aggregate fair value, the institutional counterparty will post collateral to the Company as requested. At December 31, 2020 and 2019, the Company posted $13.3 million and $8.8 million, respectively, of cash as collateral to the institutional counterparty, which is presented within other assets on the consolidated statements of condition. Refer to Note 13 for further discussion of master netting arrangements and presentation within the Company's consolidated financial statements.

The details of the junior subordinated debt interest rate swaps for the dates indicated were as follows:

					December 31,
(Dollars in thousands)					2020		2019
Trade Date	Maturity Date	Variable Index Received	Fixed Rate Paid	Presentation on Consolidated Statements of Condition	Notional Amount	Fair Value	Notional Amount	Fair Value
3/18/2009	6/30/2021	3-Month USD LIBOR	3.69%	Accrued interest and other liabilities	$10,000	$(174)	$10,000	$(299)
7/8/2009	6/30/2029	3-Month USD LIBOR	4.44%	Accrued interest and other liabilities	10,000	(3,095)	10,000	(2,318)
5/6/2010	6/30/2030	3-Month USD LIBOR	4.31%	Accrued interest and other liabilities	10,000	(3,245)	10,000	(2,384)
3/14/2011	3/30/2031	3-Month USD LIBOR	4.35%	Accrued interest and other liabilities	5,000	(1,739)	5,000	(1,279)
5/4/2011	7/7/2031	3-Month USD LIBOR	4.14%	Accrued interest and other liabilities	8,000	(2,659)	8,000	(1,907)
7/16/2020	6/30/2036	3-Month USD LIBOR	0.83%	Other assets	10,000	562	—	—
					$53,000	$(10,350)	$43,000	$(8,187)

Net payments to the institutional counterparty for the year ended December 31, 2020, 2019 and 2018 were $1.4 million, $738,000 and $889,000, respectively, and were classified as cash flows from operating activities in the consolidated statements of cash flows.

The table below presents the effect of cash flow hedge accounting on AOCI for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivatives, Net of Tax			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income, Gross
	For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018		2020	2019	2018
Derivatives in Cash Flow Hedge Relationships
Interest rate contracts	$954	$(2,334)	$837	Interest and fees on loans	$1,006	$(214)	$—
				Interest on deposits	(130)	—	—
				Interest on borrowings	(102)	32	58
				Interest on subordinated debentures	(1,371)	(739)	(889)
Total	$954	$(2,334)	$837	Total	$(597)	$(921)	$(831)

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	For the Year Ended December 31,
	2020				2019			2018
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on subordinated debentures	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$134,000	$15,544	1,837	$3,512	$143,399	$3,621	$3,266	$7,456	$3,415
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	1,006	(130)	(102)	(1,371)	(214)	32	(739)	58	(889)

The Company expects approximately $1.4 million of losses (pre-tax) related to the Company’s cash flow hedges to be reclassified to earnings from AOCI over the next 12 months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2020.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$39,627	$—	$39,627	$—	$—	$39,627
Interest rate swap on loans(3)	5,169	—	5,169	—	(5,033)	136
Junior subordinated debt interest rate swaps(3)	562	—	562	—	(562)	—
Total	$45,358	$—	$45,358	$—	$(5,595)	$39,763
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$39,627	$—	39,627	$—	$39,627	$—
Junior subordinated debt interest rate swaps(3)	10,912	—	10,912	—	10,912	—
Interest rate swaps on borrowings(3)	713	—	713	—	713	—
Total	$51,252	$—	$51,252	$—	$51,252	$—
Customer repurchase agreements	$162,439	$—	$162,439	$162,439	$—	$—
December 31, 2019
Derivative assets:
Customer loan swaps - commercial customer(2)	$17,756	$—	$17,756	$—	$—	$17,756
Interest rate swap on loans	483	—	$483	—	(483)	—
Total	$18,239	$—	$18,239	$—	$(483)	$17,756
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$17,242	$—	17,242	$—	$17,242	$—
Junior subordinated debt interest rate swaps(3)	8,187	—	8,187	—	8,187	—
Customer loan swaps - commercial customer(2)	514	—	514	—	—	514
Total	$25,943	$—	$25,943	$—	$25,429	$514
Customer repurchase agreements	$237,984	$—	$237,984	$237,984	$—	$—
(1)     The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices.
(3)    The Company maintains a master netting arrangement and settles collateral requested or pledged on a net basis.

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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2020 and 2019, and the Bank's capital ratios met the requirements for the Bank to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2020 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"	December 31, 2019		Minimum Regulatory Capital Required For Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$498,290	15.40%	10.50%	10.00%	$455,702	14.44%	10.50%	10.00%
Tier 1 risk-based capital ratio	445,858	13.78%	8.50%	6.00%	415,511	13.16%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	402,858	12.45%	7.00%	N/A	372,511	11.80%	7.00%	N/A
Tier 1 leverage capital ratio(1)	445,858	9.13%	4.00%	N/A	415,511	9.55%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$460,611	14.28%	10.50%	10.00%	$423,540	13.45%	10.50%	10.00%
Tier 1 risk-based capital ratio	420,294	13.03%	8.50%	8.00%	398,349	12.65%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	420,294	13.03%	7.00%	6.50%	398,349	12.65%	7.00%	6.50%
Tier 1 leverage capital ratio	420,294	8.64%	4.00%	5.00%	398,349	9.19%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions To Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition as of December 31, 2020 and 2019, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. At December 31, 2020 and 2019, $12.0 million and $15.0 million, respectively, of subordinated debentures were included as Tier 2 capital and were included in the calculation of the Company's total risk-based capital, and, at December 31, 2020 and 2019, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company. The Company's $15.0 million of subordinated debentures are subject to phase-out of 20% annually beginning October 2020, and 20% annually thereafter, until it is fully phased out by 2024.

In March 2021, the Company announced its intent to call the subordinated debt in full at par, plus accrued and unpaid interest, on April 16, 2021. At December 31, 2020, the Company's $15.0 million of subordinated debt provided $12.0 million of Tier 2 capital, or 37 basis points of the Total risk-based capital ratio. The Company's Total risk-based capital ratio will exceed regulatory requirements, including the capital conservation buffer, after the exercise of the call option.

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

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its subsidiary, the Bank. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that a bank subsidiary may distribute. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank's undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income for the current year plus its retained net income for the prior two years.

For the year ended December 31, 2020, 2019, and 2018, the Bank declared dividends for payment to the Company in the amount of $39.4 million, $36.9 million, and $28.1 million, respectively. For the year ended December 31, 2020, 2019 and 2018, the Company declared $19.8 million, $18.9 million and $18.0 million, respectively, in dividends payable to its shareholders.

Common Stock Repurchase

In September 2013, the Company's Board of Directors authorized the 2013 Repurchase Plan which allowed for the repurchase of up to 375,000 shares of the Company’s outstanding common stock. During the year ended December 31, 2018, the Company purchased the remaining 750 shares of its common stock and completed its repurchase of the total allotment of 375,000 shares at a weighted-average price of $26.57. The 2013 Repurchase Plan has since terminated.

In January 2019, the Company's Board of Directors authorized the purchase of up to 775,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2018. For the year ended December 31, 2019, the Company purchased 488,052 shares of its common stock at a weighted-average price of $42.61. This program has since terminated.

In January 2020, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2019. This program replaced the 2019 program and was open for 12 months. For the year ended December 31, 2020, the Company purchased 274,354 shares of its common stock at a weighted-average price of $35.36. The program subsequently terminated in January 2021.

In February 2021, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2020. This program replaces the 2020 program and will continue until the earlier of: (1) authorized number of shares are repurchased, (2) 12 months, or (3) the Company's Board of Directors terminates the program.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For The Year Ended December 31,
	2020			2019			2018
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Unrealized holding gain (loss)	$33,198	$(7,138)	$26,060	$26,743	$(5,750)	$20,993	$(10,846)	$2,332	$(8,514)
Less: reclassification adjustment for net realized (loss) gain(1)	—	—	—	(105)	22	(83)	(663)	142	(521)
Net unrealized gain (loss)	33,198	(7,138)	26,060	26,848	(5,772)	21,076	(10,183)	2,190	(7,993)
Cash Flow Hedges:
Net increase (decrease) in fair value	1,214	(260)	954	(2,973)	639	(2,334)	1,066	(229)	837
Less: reclassified AOCI gain (loss) into interest expense(2)	(1,603)	345	(1,258)	(707)	151	(556)	(831)	179	(652)
Less: reclassified AOCI gain (loss) into interest income(3)	1,006	(216)	790	(214)	47	(167)	—	—	—
Net increase (decrease) in fair value	1,811	(389)	1,422	(2,052)	441	(1,611)	1,897	(408)	1,489
Postretirement Plans:
Net actuarial (loss) gain	(1,282)	277	(1,005)	(1,918)	412	(1,506)	1,743	(375)	1,368
Less: Amortization of net actuarial loss(4)	(701)	151	(550)	(271)	59	(212)	(613)	131	(482)
Less: Amortization of net prior service credits(4)	24	(5)	19	24	(5)	19	24	(5)	19
Net loss on postretirement plans	(605)	131	(474)	(1,671)	358	(1,313)	2,332	(501)	1,831
Other comprehensive income	$34,404	$(7,396)	$27,008	$23,125	$(4,973)	$18,152	$(5,954)	$1,281	$(4,673)
(1)    Reclassified into net (loss) gain on sale of securities on the consolidated statements of income.
(2)    Reclassified into interest on deposits, borrowings and subordinated debentures on the consolidated statements of income.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income.
(4)    Reclassified into salaries and employee benefits and other expenses on the consolidated statements of income. Refer to Note 18 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized (Losses) Gains on AFS Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2017	$(10,300)	$(5,926)	$(3,988)	$(20,214)
Other comprehensive (loss) gain before reclassifications	(8,514)	837	1,368	(6,309)
Less: Amounts reclassified from AOCI	(521)	(652)	(463)	(1,636)
Other comprehensive (loss) income	(7,993)	1,489	1,831	(4,673)
Net amount reclassified to AOCI related to adoption of ASU 2016-01 and ASU 2017-12	467	—	—	467
Balance at December 31, 2018	(17,826)	(4,437)	(2,157)	(24,420)
Other comprehensive income (loss) before reclassifications	20,993	(2,334)	(1,506)	17,153
Less: Amounts reclassified from AOCI	(83)	(723)	(193)	(999)
Other comprehensive income (loss)	21,076	(1,611)	(1,313)	18,152
Balance at December 31, 2019	3,250	(6,048)	(3,470)	(6,268)
Other comprehensive income (loss) before reclassifications	26,060	954	(1,005)	26,009
Less: Amounts reclassified from AOCI	—	(468)	(531)	(999)
Other comprehensive income (loss)	26,060	1,422	(474)	27,008
Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
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

		For The Year Ended December 31,
(In thousands)	Income Statement Line Item	2020	2019	2018
Debit card interchange income	Debit card income	$10,420	$9,701	$9,067
Services charges on deposit accounts	Service charges on deposit accounts	6,697	8,393	8,253
Fiduciary services income	Income from fiduciary services	6,115	5,901	5,376
Investment program income	Brokerage and insurance commissions	2,832	2,625	2,615
Other non-interest income	Other income	1,672	1,710	1,508
Total non-interest income within the scope of ASC 606		27,736	28,330	26,819
Total non-interest income not in scope of ASC 606		22,754	13,783	11,357
Total non-interest income		$50,490	$42,113	$38,176

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts. Additional information related to each revenue stream is discussed below:

•Debit card interchange income: The Company has separate contracts with intermediaries and earns interchange revenue and incurs related expenses on debit card transactions of its deposit customers. Income earned and expenses incurred by the Company are dependent on its depositors' debit card usage, including depositor spend, transaction type and merchant. The rates earned are determined by the intermediaries. The Company determined that although the contract for which revenues are directly earned is with the intermediary rather than the depositor, that an underlying contract with each depositor is required for the generation of debit card interchange income and it is the depositors' debit card usage that drives the revenues earned and related expenses incurred. The contract with the depositor is day-to-day and can be closed by the customer or the Company at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

The Company's debit card interchange revenue and related expenses are presented on a gross basis as it has control of the specified service prior to transfer to the depositor through the extension of credit.

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the year ended December 31, 2020, 2019 and 2018, cash rewards totaled $603,000, $554,000 and $438,000, respectively.

•Service charges on deposit accounts: Deposit-related fees, include, but are not limited to, overdraft income, service charge income, and other fees generated by the depositor relationship with the Company. For each depositor relationship, an agreement and related disclosures outline the terms of the contract between the depositor and the Bank, including the assessment of fees and fee structure for its various products. The contract is day-to-day and can be closed by the customer or the Company at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

•Fiduciary services income: The Company, through its wealth management and trust services department, doing business as Camden National Wealth Management, earns fees for its investment management and related services for its clients. Fees earned for its services are largely dependent on assets under management as of the last day of the month and do not contain performance clauses. Should the applicable services contract be terminated by either party, fees for services are earned up to the effective date of contract termination. As such, fiduciary services income is earned and recognized daily.

•Investment program income: Under an investment program offered by the Company, doing business as Camden Financial Consultants (“Program”), its clients are provided access to brokerage, advisory and insurance products offered through an unaffiliated third party. Certain Company employees are registered securities representatives and/or registered investment advisor representatives of the third party, operating in such capacity under Camden Financial Consultants to provide clients with brokerage, investment advisory and insurance related services. The Company receives a portion of the commissions and fees received by the unaffiliated third party brokerage firm from the sale of investment products and investment advisory services, in accordance with the terms of the contract between the two parties.

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

NOTE 17 – STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan ("2003 Plan") and 2012 Equity and Incentive Plan ("2012 Plan"), respectively. The maximum number of shares of stock reserved and available for issuance under each the 2003 Plan and 2012 Plan is 1.2 million shares. As shares or units are vested or options are exercised, new shares are issued out of either the 2003 or 2012 Plan. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price will not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock option is exercisable more than ten years after the date the stock option was granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for certain non-qualified stock options that were issued in conjunction with an acquisition.

The amount of cash used to settle stock-based compensation transactions for the year ended December 31, 2020, 2019 and 2018 was $374,000, $455,000 and $848,000, respectively.

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

On the date of each grant, the fair value of each award is derived using the Black-Scholes option pricing model based on assumptions made by the Company as follows:
•Dividend yield is based on the dividend rate of the Company’s stock at the date of grant.
•Risk-free interest rate is based on the U.S. Treasury bond rate with a term equaling the expected life of the granted options.
•Expected volatility is based on the historical volatility of the Company’s stock price calculated over the expected life of the option.
•Expected life represents the period of time that granted options are expected to be outstanding based on historical trends.

For the year ended December 31, 2020 and 2019, the Company did not issue any stock options. For the year ended December 31, 2018, the Company issued stock options with a grant-date fair value of $8,000. The following table presents the option pricing assumptions and the estimated fair value of the options using these assumptions for grants made for the period indicated:

For The Year Ended December 31, 2018
Weighted-average dividend yield	2.36%
Weighted-average risk-free interest rate	2.38%
Weighted-average expected volatility	22.80%
Weighted-average expected life (in years)	5.3
Weighted-average fair value of options granted	$7.78

Compensation expense is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2020, 2019 and 2018, the compensation expense recognized was $4,000, $7,000 and $10,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the year ended December 31, 2020, 2019 and 2018 was $7,000, $8,000, and $50,000, respectively. Additionally, for the year ended December 31, 2020, 2019 and 2018, the Company received a tax benefit upon the exercise of non-qualified stock options, of $1,000, $1,000 and $0, respectively.

Stock option activity for the year ended December 31, 2020 was as follows:

(Dollars in thousands, except per option data)	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	13,607	$23.69
Granted	—	—
Exercised	(3,094)	18.24
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2020	10,513	$25.29	3.1	$117
Options exercisable at December 31, 2020	9,613	$24.22	2.7	$114

A summary of the status of the Company’s nonvested stock options as of December 31, 2020 and changes during the year then ended was as follows:

	Options	Weighted-Average Grant Date Fair Value per Option
Nonvested at January 1, 2020	1,850	$6.48
Granted	—	—
Vested	(950)	6.08
Forfeited	—	—
Nonvested at December 31, 2020	900	$6.89

For the year ended December 31, 2020, 2019 and 2018, the Company received cash from the exercise of stock options of $33,000, $95,000 and $218,000 respectively.

Unrecognized compensation expense for nonvested stock options totaled $3,000 at December 31, 2020 and is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total intrinsic value of options exercised for the year ended December 31, 2020, 2019 and 2018 was $90,000, $309,000, and $395,000, respectively.

Restricted Stock Units

Restricted stock units vest pro-rata over the requisite service period, which is typically three or five years, and may contain certain performance-based conditions. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until they vest.

For the year ended December 31, 2020, 2019 and 2018, the Company issued restricted stock units with a grant-date fair value of $500,000, $657,000 and $887,000, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation expense	$475	$389	$263
Income tax benefit	102	84	57
Fair value of grants vested	407	302	149

Restricted stock unit activity for the year ended December 31, 2020 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2020	36,052	$43.92
Granted	16,181	30.88
Vested	(9,265)	43.90
Forfeited	(1,601)	39.79
Nonvested at December 31, 2020	41,367	$38.98	3.1	$1,480	$1,196

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three years, or earlier if a recipient retires and has met the retirement eligibility requirements of the plan. Awards issued to Company directors vest immediately, and may contain certain performance-based conditions. Nonvested restricted stock awards participate in Company dividends and recipients are entitled to vote these restricted shares during the vesting period.

For the year ended December 31, 2020, 2019 and 2018, the Company issued restricted stock awards with a grant-date fair value of $1.0 million, $724,000 and $753,000, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related income tax benefit recognized in connection with the restricted stock awards was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation expense	$781	$751	$916
Income tax benefit	168	161	197
Fair value of grants vested	772	780	931

Restricted stock award activity for the year ended December 31, 2020 is as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2020	19,287	$41.66
Granted	31,983	31.35
Vested	(20,992)	36.76
Forfeited	(1,622)	41.53
Nonvested at December 31, 2020	28,656	$33.75	2.2	$1,025	$646

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

For the year ended December 31, 2020, 2019 and 2018, the Company issued MSPP awards with a grant-date fair value of $83,000, $85,000 and $139,000, respectively, to certain employees.

Compensation expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation expense	$71	$95	$104
Income tax benefit	15	20	22
Fair value of grants vested	110	75	130

MSPP award activity for the year ended December 31, 2020 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2020	15,015	$12.89
Granted	11,210	7.39
Vested	(7,478)	14.72
Forfeited	(1,723)	10.16
Nonvested at December 31, 2020	17,024	$8.74	0.8	$154	$51

For the year ended December 31, 2020, 2019 and 2018, the Company received cash from the issuance of restricted shares under the MSPP of $247,000, $250,000 and $232,000, respectively. At December 31, 2020 and 2019, cash received from certain participating employees totaled $455,000 and $472,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards granted are 50% weighted on the attainment of certain performance targets approved by the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if the performance targets are achieved, and the amount received by the LTIP participants may vary from 0% - 200% of target, depending on the level at which performance targets are met. Failure to achieve the specific performance measures will result in all or a portion of the shares being forfeited. The service-based awards are restricted stock awards and generally vest annually pro-rata over a three year period. The associated service-based awards are disclosed within the aforementioned Restricted Stock Awards section of this note.

For the year ended December 31, 2020, 2019 and 2018, the Company issued performance-based stock awards with a grant-date fair value of $978,000, $624,000 and $663,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related tax benefit for the LTIP's performance-based awards was as follows for the periods indicated:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation expense	$332	$532	$291
Related income tax benefit	71	114	63
Fair value of grants vested	—	344	284

LTIP performance-based award activity for the year ended December 31, 2020 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2020	27,765	$44.26
Granted(1)	28,766	31.41
Vested	—	—
Forfeited	(5,137)	44.26
Nonvested at December 31, 2020	51,394	$37.07	1.7	$1,905	$388
(1)    Number of shares granted assumes payout at 200% of target.

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

For the year ended December 31, 2020, 2019 and 2018, the Company issued DCRP awards with a grant-date fair value of $169,000, $153,000 and $155,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Compensation expense	$122	$110	$106
Related income tax benefit	26	24	23
Fair value of grants vested	129	102	105

DCRP award activity for the year ended December 31, 2020 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2020	10,651	$31.14
Granted	5,556	30.45
Vested	(4,306)	30.05
Forfeited	(6,529)	28.97
Nonvested at December 31, 2020	5,372	$33.93	19.1	$192	$151
NOTE 18 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan and the majority of its employees participate in the plans. The Company's employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company, at its discretion, may make profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For the year ended December 31, 2020, 2019 and 2018, these additional contributions totaled 3% of employee eligible compensation. For the year ended December 31, 2020, 2019 and 2018, expenses under the 401(k) plan matching contribution and profit sharing contributions totaled $2.9 million, $2.4 million, and $2.3 million, respectively.

SERP and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified SERPs for certain officers. These agreements are designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to IRS compensation and benefit limits under the 401(k) plan and Social Security. The SERP provides for a minimum 15-year guaranteed benefit for all vested participants. There are no new entrants to the Company's SERP.

The Company also provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan. This postretirement plan is a benefit only to certain qualifying participants. There are no new entrants to the Company's medical and health postretirement benefit plan..

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Benefit obligations:
Beginning of year	$14,682	$12,717	$4,049	$3,616
Service cost	464	395	28	48
Interest cost	460	523	123	148
Actuarial loss	911	1,524	371	394
Benefits paid	(486)	(477)	(151)	(157)
End of year	16,031	14,682	4,420	4,049
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	486	477	151	157
Benefits paid	(486)	(477)	(151)	(157)
End of year	—	—	—	—
Unfunded status at end of year(1)	$16,031	$14,682	$4,420	$4,049
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$3,090	$2,864	$967	$738
Prior service credit	—	—	(113)	(132)
Total	$3,090	$2,864	$854	$606
(1)    Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2020 and 2019 was $15.7 million and $14.2 million, respectively.

For the year ending December 31, 2021, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $778,000. All prior service costs have been fully amortized.

For the year ending December 31, 2021, the estimated actuarial loss and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $116,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the periods indicated:

	SERP			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In thousands)	2020	2019	2018	2020	2019	2018
Net periodic benefit cost:
Service cost(1)	$464	$395	$446	$28	$48	$46
Interest cost(2)	460	523	488	123	148	132
Recognized net actuarial loss(2)	623	240	561	78	31	52
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	1,547	1,158	1,495	205	203	206
Changes in funded status recognized in OCI, before taxes:
Net actuarial loss (gain) arising during period	911	1,524	(1,534)	371	394	(209)
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial loss	(623)	(240)	(561)	(78)	(31)	(52)
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	288	1,284	(2,095)	317	387	(237)
Total recognized in net periodic benefit cost and OCI, before taxes	$1,835	$2,442	$(600)	$522	$590	$(31)
(1)    Presented in salaries and employee benefits on the consolidated statements of income.
(2)    Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	2.5%	3.2%	4.2%	2.4%	3.2%	4.2%
Discount rate for net periodic benefit cost	3.2%	4.2%	3.6%	3.2%	4.2%	3.6%
Rate of compensation increase for benefit obligation	3.0%	3.0%	3.0%	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost	3.0%	3.0%	3.0%	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 6.5%	4.5% - 7.0%	5.0% - 6.0%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2020.

For the year ending December 31, 2021, the expected contribution for the SERP is $536,000 and for the other postretirement benefits plan is $276,000. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2021	$536	$276
2022	566	247
2023	526	235
2024	436	246
2025	436	228
Next 5 years	2,131	1,090

NOTE 19 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$15,197	$11,876	$14,102
State	1,474	1,241	1,206
	16,671	13,117	15,308
Deferred:
Federal	(1,720)	1,230	(2,541)
State	(41)	29	(61)
	(1,761)	1,259	(2,602)
Income tax expense	$14,910	$14,376	$12,706

    The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21.0% as a result of the following:

	For The Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Computed tax expense	$15,623	$15,032	$13,813
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	1,132	1,003	905
Tax exempt income	(894)	(738)	(741)
Income from life insurance	(532)	(509)	(510)
Low income housing credits	(500)	(430)	(465)
Share-based awards	33	(60)	(250)
Other	48	78	(46)
Income tax expense	$14,910	$14,376	$12,706
Income before income taxes	$74,396	$71,579	$65,777
Effective tax rate	20.0%	20.1%	19.3%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2020		2019
(In thousands)	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$9,593	$—	$10,421	$—
Allowance for loan losses	8,693	—	5,416	—
Pension and other benefits	4,878	—	4,492	—
Net unrealized losses on derivative instruments	1,267	—	1,656	—
Deferred compensation and benefits	961	—	919	—
Net unrealized gains on AFS debt securities	—	(8,027)	—	(890)
Depreciation	—	(3,204)	—	(3,053)
Deferred loan origination fees	—	(2,111)	—	(2,119)
Other		(94)		(19)
Gross deferred tax assets (liabilities)	$25,392	$(13,436)	$22,904	$(6,081)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$11,956		$16,823

At December 31, 2020 and 2019, the Company had $44.4 million and $48.2 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2020 and 2019 determined that no valuation allowance was necessary.

As of December 31, 2020, the Company's federal and state income tax returns for the year ended December 31, 2019, 2018 and 2017 were open to audit by federal and state authorities.

NOTE 20 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For The Year Ended December 31,
(In thousands, except number of shares and per share data)	2020	2019	2018
Net income	$59,486	$57,203	$53,071
Dividends and undistributed earnings allocated to participating securities(1)	(149)	(120)	(148)
Net income available to common shareholders	$59,337	$57,083	$52,923
Weighted-average common shares outstanding for basic EPS	14,985,235	15,407,289	15,571,387
Dilutive effect of stock-based awards(2)	38,532	45,733	54,916
Weighted-average common and potential common shares for diluted EPS	15,023,767	15,453,022	15,626,303
Earnings per common share:
Basic EPS	$3.96	$3.70	$3.40
Diluted EPS	$3.95	$3.69	$3.39
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	1,849	—	—
Stock options	1,000	—	—
(1)     Represents dividends paid and undistributed earnings allocated to nonvested stock-based awards that contain non-forfeitable rights to dividends.
(2)     Represents the assumed dilutive effect of unexercised and/or unvested stock options, restricted shares and restricted share units, and contingently issuable performance-based awards utilizing the treasury stock method.
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Trading Securities: The fair value of trading securities is reported using market quoted prices and has been classified as Level 1 as they are actively traded and no valuation adjustments have been applied.

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

Equity Securities: The fair value of equity securities in bank stock was determined using market prices based on recent trading activity and dealer quotes. These equity securities were traded on inactive markets and classified as Level 2. During the year ended December 31, 2020, the equity securities were redeemed by the issuer and, as such, the Company did not hold any equity securities in bank stock at December 31, 2020.

Loans Held For Sale: The fair value of loans held for sale is determined on an individual loan basis using quoted secondary market prices and is classified as Level 2.

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives as sufficient collateral exists, mitigating the credit risk.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2020
Financial assets:
Trading securities	$4,161	$4,161	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	127,120	—	127,120	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	566,618	—	566,618	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,454	—	410,454	—
Subordinated corporate bonds	11,621	—	11,621	—
Loans held for sale	41,557	—	41,557	—
Customer loan swaps	39,627	—	39,627	—
Junior subordinated debt interest rate swaps	562	—	562	—
Interest rate swap on loans	5,169	—	5,169	—
Fixed rate mortgage interest rate lock commitments	608	—	608	—
Forward delivery commitments	311	—	311	—
Financial liabilities:
Trading securities	$4,161	$4,161	$—	$—
Customer loan swaps	39,627	—	39,627	—
Junior subordinated debt interest rate swaps	10,912	—	10,912	—
Interest rate swap on borrowings	713	—	713	—
Fixed rate mortgage interest rate lock commitments	248	—	248	—
Forward delivery commitments	196	—	196	—
December 31, 2019
Financial assets:
Trading securities	$3,799	$3,799	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	118,083	—	118,083	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	463,386	—	463,386	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	325,905	—	325,905	—
Subordinated corporate bonds	10,744	—	10,744	—
Equity securities - bank stock	1,674	—	1,674	—
Loans held for sale	11,854	—	11,854	—
Customer loan swaps	17,756	—	17,756	—
Interest rate swap on loans	483	—	483	—
Fixed rate mortgage interest rate lock commitments	480	—	480	—
Forward delivery commitments	312	—	312	—
Financial liabilities:
Trading securities	$3,799	$3,799	$—	$—
Customer loan swaps	17,756	—	17,756	—
Junior subordinated debt interest rate swaps	8,187	—	8,187	—
Fixed rate mortgage interest rate lock commitments	18	—	18	—
Forward delivery commitments	15	—	15	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Loans:  Expected credit losses on individually assessed loans deemed to be collateral dependent are valued based upon the lower of amortized cost or fair value of the underlying collateral less costs to sell. Management estimates the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3.

Goodwill and Core Deposit Intangible Assets: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. Through its assessments, management concluded goodwill was not impaired for the year ended December 31, 2020 or, 2019. Refer to Notes 1 and Note 4 of the consolidated financial statements for further details of the Company's goodwill impairment analyses for these periods.

The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the year ended December 31, 2020 or 2019, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2020
Financial assets:
Servicing assets	$1,010	$—	$—	$1,010
Non-financial assets:
OREO	$236	$—	$—	$236
December 31, 2019
Non-financial assets:
OREO	$94	$—	$—	$94

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
December 31, 2020
Servicing assets	$1,010	Discounted cash flow	Weighted-average constant prepayment rate	19%
			Weighted average discount rate	10%
OREO	$236	Market approach appraisal of collateral	Management adjustment of appraisal	5%
			Estimated selling costs	11%
December 31, 2019
OREO	$94	Market approach appraisal of collateral	Management adjustment of appraisal	18%
			Estimated selling costs	13%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2020
Financial assets:
HTM securities	$1,297	$1,411	$—	$1,411	$—
Commercial real estate loans(1)(2)	1,344,860	1,307,132	—	—	1,307,132
Commercial loans(2)	374,791	372,194	—	—	372,194
SBA PPP loans(2)	135,026	137,209	—	—	137,209
Residential real estate loans(2)	1,051,324	1,066,991	—	—	1,066,991
Home equity loans(2)	255,957	253,276	—	—	253,276
Consumer loans(2)	19,999	18,102	—	—	18,102
Servicing assets	2,196	1,437	—	—	1,437
Financial liabilities:
Time deposits	$457,694	$460,278	$—	$460,278	$—
Short-term borrowings	162,439	162,420	—	162,420	—
Long-term borrowings	25,000	25,442	—	25,442	—
Subordinated debentures	58,331	46,475	—	46,475	—
December 31, 2019
Financial assets:
HTM securities	$1,302	$1,359	$—	$1,359	$—
Commercial real estate loans(2)	1,230,983	1,196,297	—	—	1,196,297
Commercial loans(2)	438,716	431,892	—	—	431,892
Residential real estate loans(2)	1,064,532	1,066,544	—	—	1,066,544
Home equity loans(2)	310,356	293,565	—	—	293,565
Consumer loans(2)	25,265	23,355	—	—	23,355
Servicing assets	877	1,496	—	—	1,496
Financial liabilities:
Time deposits	$595,549	$594,881	$—	$594,881	$—
Short-term borrowings	268,809	268,631	—	268,631	—
Long-term borrowings	10,000	10,002	—	10,002	—
Subordinated debentures	59,080	50,171	—	50,171	—
(1) Commercial real estate loans includes non owner-occupied and owner-occupied properties.
(2) The presented carrying amount is net of the allocated ACL on loans.

Excluded from the summary were financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2020	2019
ASSETS
Cash	$35,359	$30,561
Investment in subsidiary	558,820	509,149
Receivable from subsidiary	46	150
Other assets	23,401	19,290
Total assets	$617,626	$559,150
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$59,331	$59,080
Due to subsidiary	—	33
Other liabilities	28,981	26,622
Shareholders’ equity	529,314	473,415
Total liabilities and shareholders’ equity	$617,626	$559,150

STATEMENTS OF INCOME

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Operating Income
Dividend income from subsidiary	$39,400	$36,900	$28,100
Other income	103	1,128	283
Total operating income	39,503	38,028	28,383
Operating Expenses
Interest on borrowings	3,512	3,267	3,415
Fees to Bank	160	160	160
Other operating expenses	578	641	569
Total operating expenses	4,250	4,068	4,144
Income before equity in undistributed income of subsidiaries and income taxes	35,253	33,960	24,239
Equity in undistributed income of subsidiaries	23,299	22,580	27,971
Income before income taxes	58,552	56,540	52,210
Income tax benefit	934	663	861
Net Income	$59,486	$57,203	$53,071

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income	$59,486	$57,203	$53,071
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(23,299)	(22,579)	(27,971)
Increase in other assets	(5,228)	(2,935)	(1,772)
Increase (decrease) in due to subsidiaries	71	(109)	82
(Decrease) increase in other liabilities	(83)	4,298	(4,763)
Net cash provided by operating activities	30,947	35,878	18,647
Investing Activities
Proceeds from other investments	1,712	—	214
Net cash provided by investing activities	1,712	—	214
Financing Activities
Net proceeds from issuance of common stock	1,670	1,683	1,338
Common stock repurchases	(9,689)	(20,795)	(27)
Cash dividends paid on common stock	(19,842)	(18,572)	(17,170)
Net cash used in financing activities	(27,861)	(37,684)	(15,859)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,798	(1,806)	3,002
Cash, cash equivalents and restricted cash at beginning of year	30,561	32,367	29,365
Cash, cash equivalents and restricted cash at end of year	$35,359	$30,561	$32,367

NOTE 23 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents a summary of the quarterly results of operations for the periods indicated:

	December 31,
	2020				2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$40,213	$39,178	$38,667	$39,142	$42,009	$42,437	$42,520	$41,552
Interest expense	8,387	4,639	4,186	3,681	10,114	10,864	10,597	9,313
Net interest income	31,826	34,539	34,481	35,461	31,895	31,573	31,923	32,239
Provision for credit losses(1)	1,775	9,398	987	258	744	1,173	730	214
Non-interest income	11,403	12,060	12,696	14,331	9,389	10,037	10,739	11,948
Non-interest expense	24,561	23,509	25,221	26,692	22,783	23,958	23,748	24,814
Income before income tax expense	16,893	13,692	20,969	22,842	17,757	16,479	18,184	19,159
Income tax expense	3,400	2,752	4,194	4,564	3,484	3,275	3,696	3,921
Net income	$13,493	$10,940	$16,775	$18,278	$14,273	$13,204	$14,488	$15,238
Per common share:
Basic	$0.89	$0.73	$1.12	$1.22	$0.91	$0.85	$0.94	$1.00
Diluted	$0.89	$0.73	$1.11	$1.22	$0.91	$0.85	$0.94	$0.99
(1)    Effective January 1, 2020, the Company adopted the ASU 2016-13 standard to account for the ACL, including the ACL on loans, ACL on off-balance sheet credit exposures, and ACL on AFS and HTM investments. The Company delayed its adoption of ASU 2016-13 under the terms of the CARES Act and, thus, while ASU 2016-13 was adopted effective as of January 1, 2020, annual and interim reporting periods prior to October 1, 2020 are presented under the incurred loss model.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method for accounting for credit losses on loans in 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As explained below, auditing the Company’s allowance for credit losses on loans, including adoption of the new accounting guidance related to the estimate of allowance for credit losses on loans, was a critical audit matter.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans
As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loans balance was $37.9 million at December 31, 2020. Management applies two primary components during the estimation process to determine proper allowance levels; a specific loan loss allocation for loans that are individually evaluated, which was approximately $745 thousand at December 31, 2020 and a general loan loss allocation for those loans collectively evaluated based on the probability of default (PD), loss given default (LGD), economic forecast and qualitative factors which was approximately $37.2 million at December 31, 2020. The development of the general loan loss allocation requires a significant amount of judgement by management and involves a high degree of estimation uncertainty.

We identified the implementation of ASU 2016-13 Financial Instruments – Credit Losses and the adjustments to historical loss factors as a critical audit matter because it involved complex auditor judgement in the evaluation of the Company’s methodology and assumptions. Specifically, complex auditor judgement was required to examine the methodology that underpins the allowance for credit losses on loans which have been collectively evaluated. This includes modeling of PD, LGD and forecasts and related key inputs to those models such as emergence period, recovery period and economic forecasts.

Our audit procedures related to this critical audit matter include the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over model approval, validation and approval of key data inputs such as emergence period, recovery period, forecasts and qualitative considerations (such as economic and business conditions).

•We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD such as emergence period and recovery period by agreeing those inputs to internal or external information sources.

•We tested management’s forecasts of future economic indicators which include Maine unemployment, national gross domestic product (GDP) growth, Maine GDP growth, Maine retail sales and Maine Housing Price Index, by comparing these forecasts to external and internal information sources.

•We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness, and the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

We have served as the Company's auditor since 2014.

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and our report dated March 15, 2021 expressed an unqualified opinion.

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

Philadelphia, Pennsylvania
March 15, 2021

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

Although a significant number of our employees began working from home in mid-March 2020 as a result of COVID-19, we have concluded that these changes in work arrangements did not have a material effect on our internal controls over financial reporting during the period covered by this Annual Report on Form 10-K. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2020. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2020 was included within Item 1. Business — Information about our Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on April 27, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on April 27, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	175,939	$2.36	833,587
Equity compensation plans not approved by shareholders	—	—	—
Total	175,939	$2.36	833,587
(1)     Represents the 1.2 million shares available under the 2012 Equity and Incentive Plan less awards granted plus shares added back due to the forfeiture, cancellation or reacquisition by the Company for the settlement of an award to cover the exercise price or tax withholding under the current and previous plans.

Refer to Note 1 and Note 17 of the consolidated financial statements for further information related to the Company’s equity compensation plans.

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on April 27, 2021.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on April 27, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on April 27, 2021.

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

10.20+
Amendment and Restatement of Camden National Corporation Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 9, 2007).

10.21+
2007 Amendment to the Camden National Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on March 17, 2008).

10.22+	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.23*+	Camden National Corporation Executive Annual Incentive Program
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

10.26+
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.
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

Date: March 15, 2021	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 15, 2021
Gregory A. Dufour
/s/ Gregory A. White	Chief Financial Officer and Principal Financial and Accounting Officer	March 15, 2021
Gregory A. White
/s/ Lawrence J. Sterrs	Chair and Director	March 15, 2021
Lawrence J. Sterrs
/s/ Ann W. Bresnahan	Director	March 15, 2021
Ann W. Bresnahan
/s/ Craig N. Denekas	Director	March 15, 2021
Craig N. Denekas
/s/ David C. Flanagan	Director	March 15, 2021
David C. Flanagan
/s/ S. Catherine Longley	Director	March 15, 2021
S. Catherine Longley
/s/ Marie J. McCarthy	Director	March 15, 2021
Marie J. McCarthy
/s/ James H. Page	Director	March 15, 2021
James H. Page
/s/ Carl J. Soderberg	Director	March 15, 2021
Carl J. Soderberg
/s/ Robin A. Sawyer	Director	March 15, 2021
Robin A. Sawyer