Form 10-Q
period 2021-03-31
CAMDEN NATIONAL CORP
filed 2021-05-06
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 30, 2021:  Common stock (no par value) 14,941,949 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$48,558	$49,524
Interest-bearing deposits in other banks (including restricted cash)	319,689	96,250
Total cash, cash equivalents and restricted cash	368,247	145,774
Investments:
Trading securities	4,123	4,161
Available-for-sale securities, at fair value (book value of $1,100,514 and $1,078,474, respectively)	1,115,548	1,115,813
Held-to-maturity securities, at amortized cost (fair value of $1,396 and $1,411, respectively)	1,295	1,297
Other investments	10,212	11,541
Total investments	1,131,178	1,132,812
Loans held for sale, at fair value (book value of $22,243 and $40,499, respectively)	22,229	41,557
Loans	3,237,046	3,219,822
Less: allowance for credit losses on loans	(35,775)	(37,865)
Net loans	3,201,271	3,181,957
Goodwill	94,697	94,697
Core deposit intangible assets	2,680	2,843
Bank-owned life insurance	95,471	94,877
Premises and equipment, net	39,075	39,884
Deferred tax assets	13,866	11,956
Other assets	120,565	152,388
Total assets	$5,089,279	$4,898,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$860,024	$792,550
Interest checking	1,349,528	1,288,575
Savings and money market	1,367,274	1,282,886
Certificates of deposit	346,046	357,666
Brokered deposits	288,758	283,567
Total deposits	4,211,630	4,005,244
Short-term borrowings	186,408	162,439
Long-term borrowings	—	25,000
Subordinated debentures	59,331	59,331
Accrued interest and other liabilities	99,790	117,417
Total liabilities	4,557,159	4,369,431
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,928,434 and 14,909,097 shares on March 31, 2021 and December 31, 2020, respectively	131,695	131,072
Retained earnings	391,860	377,502
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale debt securities, net of tax	11,801	29,310
Net unrealized gain (loss) on cash flow hedging derivative instruments, net of tax	538	(4,626)
Net unrecognized loss on postretirement plans, net of tax	(3,774)	(3,944)
Total accumulated other comprehensive income	8,565	20,740
Total shareholders’ equity	532,120	529,314
Total liabilities and shareholders’ equity	$5,089,279	$4,898,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2021	2020
Interest Income
Interest and fees on loans	$30,560	$34,045
Taxable interest on investments	3,829	4,878
Nontaxable interest on investments	728	787
Dividend income	105	168
Other interest income	166	335
Total interest income	35,388	40,213
Interest Expense
Interest on deposits	2,063	6,662
Interest on borrowings	156	838
Interest on subordinated debentures	805	887
Total interest expense	3,024	8,387
Net interest income	32,364	31,826
(Credit) provision for credit losses	(1,956)	1,775
Net interest income after (credit) provision for credit losses	34,320	30,051
Non-Interest Income
Mortgage banking income, net	7,109	3,534
Debit card income	2,736	2,141
Service charges on deposit accounts	1,539	2,012
Income from fiduciary services	1,526	1,502
Brokerage and insurance commissions	953	657
Bank-owned life insurance	594	689
Customer loan swap fees	—	114
Other income	758	754
Total non-interest income	15,215	11,403
Non-Interest Expense
Salaries and employee benefits	14,522	14,327
Furniture, equipment and data processing	3,027	2,790
Net occupancy costs	1,951	2,003
Debit card expense	986	934
Consulting and professional fees	863	783
Regulatory assessments	503	162
Amortization of core deposit intangible assets	164	170
Other real estate owned and collection (recoveries) costs, net	(191)	101
Other expenses	3,074	3,291
Total non-interest expense	24,899	24,561
Income before income tax expense	24,636	16,893
Income Tax Expense	4,896	3,400
Net Income	$19,740	$13,493
Per Share Data
Basic earnings per share	$1.32	$0.89
Diluted earnings per share	$1.31	$0.89
Weighted average number of common shares outstanding	14,916,387	15,103,176
Diluted weighted average number of common shares outstanding	14,994,534	15,147,218
Cash dividends declared per share	$0.36	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net Income	$19,740	$13,493
Other comprehensive (loss) income:
Net change in unrealized gain on available-for-sale securities, net of tax	(17,509)	18,930
Net change in unrealized gain (loss) on cash flow hedging derivatives, net of tax	5,164	(754)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	170	133
Other comprehensive (loss) income	(12,175)	18,309
Comprehensive Income	$7,565	$31,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Net income	—	—	13,493	—	13,493
Other comprehensive income, net of tax	—	—	—	18,309	18,309
Stock-based compensation expense	—	421	—	—	421
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	23,909	(53)	—	—	(53)
Common stock repurchased	(217,031)	(7,973)	—	—	(7,973)
Cash dividends declared ($0.33 per share)	—	—	(4,932)	—	(4,932)
Balance at March 31, 2020	14,951,597	$131,498	$349,141	$12,041	$492,680
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	19,740	—	19,740
Other comprehensive loss, net of tax	—	—	—	(12,175)	(12,175)
Stock-based compensation expense	—	703	—	—	703
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	19,337	(80)	—	—	(80)
Cash dividends declared ($0.36 per share)	—	—	(5,382)	—	(5,382)
Balance at March 31, 2021	14,928,434	$131,695	$391,860	$8,565	$532,120

.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating Activities
Net Income	$19,740	$13,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Originations of mortgage loans held for sale	(174,370)	(85,676)
Proceeds from the sale of mortgage loans	198,799	70,711
Gain on sale of mortgage loans, net of origination costs	(6,173)	(1,476)
(Credit) provision for credit losses	(1,956)	1,775
Depreciation and amortization expense	927	969
Investment securities amortization and accretion, net	1,971	742
Stock-based compensation expense	703	421
Amortization of core deposit intangible assets	164	170
Purchase accounting accretion, net	(234)	(244)
Net decrease (increase) in derivative collateral posted	24,380	(29,040)
Decrease (increase) in other assets	591	(1,801)
Decrease in other liabilities	(2,484)	(3,039)
Net cash provided by (used in) by operating activities	62,058	(32,995)
Investing Activities
Proceeds from sales and maturities of available-for-sale securities	94,697	40,188
Purchase of available-for-sale securities	(118,707)	(58,826)
Net increase in loans	(17,277)	(62,982)
Purchase of Federal Home Loan Bank stock	—	(9,161)
Proceeds from sale of Federal Home Loan Bank stock	1,329	7,754
Purchase of premises and equipment	(320)	(1,284)
Recoveries of previously charged-off loans	51	68
Proceeds from the sale of other real estate owned	350	—
Net cash used in investing activities	(39,877)	(84,243)
Financing Activities
Net increase in deposits	206,386	25,966
Net proceeds from borrowings less than 90 days	23,969	57,913
Proceeds from Federal Home Loan Bank long-term advances	—	25,000
Repayments of Federal Home Loan Bank long-term advances	(25,000)	—
Common stock repurchases	(11)	(7,973)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(80)	(53)
Cash dividends paid on common stock	(4,934)	(5,009)
Finance lease payments	(38)	(33)
Net cash provided by financing activities	200,292	95,811
Net increase (decrease) in cash, cash equivalents and restricted cash	222,473	(21,427)
Cash, cash equivalents, and restricted cash at beginning of period	145,774	75,636
Cash, cash equivalents and restricted cash at end of period	$368,247	$54,209
Supplemental information
Interest paid	$3,117	$8,555
Income taxes paid	176	126
Transfer from premises to other real estate owned	204	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2021 and December 31, 2020, the consolidated statements of income for the three months ended March 31, 2021 and 2020, the consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2021 and 2020, and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc. as of and for the three months ended March 31, 2021 and HPFC, Property A, Inc. and Property P, Inc. as of and for the three months ended March 31, 2020). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2021, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, signed into law in March 2020 in response to COVID-19	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	OTTI:	Other-than-temporary impairment
FASB:	Financial Accounting Standards Board	PD:	Probability of default
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank	SBA PPP	U.S. Small Business Administration Paycheck Protection Program
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FHLMC:	Federal Home Loan Mortgage Corporation	TDR:	Troubled-debt restructured loan
FNMA:	Federal National Mortgage Association	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2021

The Company adopted and updated its accounting policy for the following accounting standards that have been applied to the Company's interim consolidated financial statements for the three months ended March 31, 2021:

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain technical exceptions and by clarifying and amending certain areas. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and as such the Company adopted effective January 1, 2021. There was no material impact on the Company's consolidated financial statements as a result of adopting ASU 2019-12.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform ("ASU 2020-04"), as amended by ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope ("ASU 2021-01"). On March 12, 2020, the FASB issued ASU 2020-04, which was subsequently amended by ASU 2021-01. The FASB issued these updates to ease the burden in accounting for the effects of reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 contain optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted ASU 2020-04 and ASU 2021-01 effective January 1, 2021, and there was no material impact on the Company's consolidated financial statements as a result of adopting this guidance.

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated financial statements of condition at fair value. As of March 31, 2021 and December 31, 2020, the fair value of the Company's trading securities were $4.1 million and $4.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's Executive Deferred Compensation Plan and Director Deferred Compensation Plan.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Obligations of U.S. government sponsored enterprises	$5,200	$—	$(217)	$4,983
Obligations of states and political subdivisions	114,280	5,982	(463)	119,799
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	564,151	10,581	(5,413)	569,319
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	406,358	6,452	(2,166)	410,644
Subordinated corporate bonds	10,525	293	(15)	10,803
Total AFS debt securities	$1,100,514	$23,308	$(8,274)	$1,115,548
December 31, 2020
Obligations of states and political subdivisions	$119,608	$7,627	$(115)	$127,120
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	547,396	19,796	(574)	566,618
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	399,937	10,652	(135)	410,454
Subordinated corporate bonds	11,533	186	(98)	11,621
Total AFS debt securities	$1,078,474	$38,261	$(922)	$1,115,813

As of March 31, 2021 and December 31, 2020, there was no allowance carried on AFS debt securities in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").

The net unrealized gains on AFS debt securities reported within AOCI at March 31, 2021, were $11.8 million, net of a deferred tax liability of $3.2 million. The net unrealized gains on AFS investments reported within AOCI at December 31, 2020, were $29.3 million, net of a deferred tax liability of $8.0 million.

For the three months ended March 31, 2021 and 2020, the company did not sell any AFS debt securities.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Obligations of U.S. government sponsored enterprises	2	$4,983	$(217)	$—	$—	$4,983	$(217)
Obligations of states and political subdivisions	3	2,445	(116)	2,171	(347)	4,616	$(463)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	51	234,124	(5,410)	347	(3)	234,471	(5,413)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	30	142,364	(2,166)	—	—	142,364	(2,166)
Subordinated corporate bonds	1	985	(15)	—	—	985	(15)
Total AFS debt securities	87	$384,901	$(7,924)	$2,518	$(350)	$387,419	$(8,274)
December 31, 2020
Obligations of states and political subdivisions	1	$2,404	$(115)	$—	$—	$2,404	$(115)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	15	61,222	(568)	980	(6)	62,202	(574)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	9	39,107	(135)	—	—	39,107	(135)
Subordinated corporate bonds	5	4,902	(98)	—	—	4,902	(98)
Total AFS debt securities	30	$107,635	$(916)	$980	$(6)	$108,615	$(922)

For the three months ended March 31, 2021 and 2020, the unrealized losses on Company's AFS debt securities have not been recognized within income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were largely due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

At March 31, 2021 and December 31, 2020, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $3.1 million and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at March 31, 2021, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,025	$3,102
Due after one year through five years	61,558	63,040
Due after five years through ten years	248,264	255,924
Due after ten years	787,667	793,482
Total	$1,100,514	$1,115,548

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Obligations of states and political subdivisions	$1,295	$101	$—	$1,396
Total HTM debt securities	$1,295	$101	$—	$1,396
December 31, 2020
Obligations of states and political subdivisions	$1,297	$114	$—	$1,411
Total HTM debt securities	$1,297	$114	$—	$1,411

As of March 31, 2021 and December 31, 2020, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. The HTM debt securities portfolio was comprised solely of high credit quality (rated AA or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As a result, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at March 31, 2021 or December 31, 2020.

As of March 31, 2021 and December 31, 2020, none of the Company's HTM debt securities were past due or on non-accrual status. For the three months ended March 31, 2021 and 2020, the Company did not recognize any interest income on non-accrual HTM debt securities. At March 31, 2021 and December 31, 2020, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $8,000 and $10,000, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at March 31, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	869	937
Due after five years through ten years	426	459
Due after ten years	—	—
Total	$1,295	$1,396

AFS and HTM Debt Securities Pledged

At March 31, 2021 and December 31, 2020, AFS and HTM debt securities with an amortized cost of $484.3 million and $485.0 million and estimated fair values of $495.4 million and $507.1 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three months ended March 31, 2021 and 2020.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	Cost
March 31, 2021
FHLBB	$4,838
FRB	5,374
Total other investments	$10,212
December 31, 2020
FHLBB	$6,167
FRB	5,374
Total other investments	$11,541

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Commercial Loans:
Commercial real estate - non owner-occupied	$1,116,617	$1,097,975
Commercial real estate - owner-occupied	273,710	271,495
Commercial	366,159	381,494
SBA PPP	169,407	135,095
Total commercial loans	1,925,893	1,886,059
Retail Loans:
Residential real estate	1,051,765	1,054,798
Home equity	240,486	258,573
Consumer	18,902	20,392
Total retail loans	1,311,153	1,333,763
Total loans	$3,237,046	$3,219,822

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Net unamortized fair value mark discount on acquired loans	$(1,058)	$(1,291)
Net unamortized loan (fees) origination costs(1)	(2,444)	856
Total	$(3,502)	$(435)
(1)    The change in net unamortized loan (fees) origination costs from December 31, 2020 to March 31, 2021, was primarily driven by SBA PPP loan origination fees capitalized during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, unamortized loan fees on originated SBA PPP loans were $5.1 million and $2.2 million, respectively.

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

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. For the three months ended March 31, 2021, the Company originated 1,348 SBA PPP loans totaling $85.1 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. For the year ended December 31, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million. This program provided qualifying businesses a specialized low-interest loan by the U.S. Treasury Department and is administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits.

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At March 31, 2021 and December 31, 2020, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended March 31, 2021 and 2020, the Company sold $192.6 million and $69.2 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $6.2 million and $1.5 million, respectively.

At March 31, 2021 and December 31, 2020, the Company had certain residential mortgage loans with a principal balance of $22.2 million and $40.5 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2021 and December 31, 2020, recorded an unrealized (loss) gain of ($14,000) and $1.1 million, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $1.1 million and $565,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2021 and December 31, 2020. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

ACL on Loans

Under CECL, effective January 1, 2020 but applied to interim reporting periods on or after October 1, 2020, the ACL on loans is management's estimate of expected credit losses within its loan portfolio as of each reporting date.

The Board of Directors monitors credit risk through: (i) the Directors' Credit Committee, which reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels; and (ii) the Audit Committee, which has approval authority and oversight responsibility for ACL adequacy and methodology.

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

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but is not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate - Owner-Occupied. Generally, owner-occupied commercial real estate loans are properties that are owned and operated by the borrower, and the primary source for repayment is the cash flow from the ongoing operations and activities conducted by the borrower's business. Owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but is not limited to, commercial/retail office space, restaurants, educational and medical practice facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program during the year ended December 31, 2020 have terms of two or five years, and those made for the three months ended March 31, 2021 have a term of five years. SBA PPP loans are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. These loans were originated under the guidance of the SBA, which has been subject to change.

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

The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended March 31, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(147)	—	(53)	(38)	(49)	(287)
Recoveries	—	2	43	—	—	—	6	51
Provision (credit) for loan losses	695	(286)	(1,429)	18	(328)	(402)	(122)	(1,854)
Ending balance, March 31, 2021	$22,473	$2,548	$5,170	$87	$3,093	$2,176	$228	$35,775
At or For The Year Ended December 31, 2020
Beginning balance, December 31, 2019	$10,924	$1,490	$3,985	$—	$5,842	$2,423	$507	$25,171
Impact of adopting CECL(1)	(668)	(90)	1,548	—	(1,129)	792	(220)	233
Loans charged off	(82)	(21)	(1,130)	—	(121)	(317)	(167)	(1,838)
Recoveries	107	13	572	—	292	33	67	1,084
Provision (credit) for loan losses	11,497	1,440	1,728	69	(1,410)	(315)	206	13,215
Ending balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
(1)    The Company adopted ASU 2016-13, "CECL," effective January 1, 2020 but applied to reporting periods on or after October 1, 2020.

During the three months ended March 31, 2021, there were no significant changes in our CECL modeling methodology to determine the ACL on loans at March 31, 2021. The significant key assumptions used with the ACL on loans calculation at March 31, 2021 and December 31, 2020, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

The ACL on loans, as presented and accounted for under the CECL methodology, decreased $2.1 million during the three months ended March 31, 2021, to $35.8 million as of March 31, 2021. The decrease in the ACL on loans was driven by an overall improvement in management's forecast of its macroeconomic factors over its one-year forecast period.

The following table presents activity in the ACL on loans and select loan information by portfolio segment, under the incurred loss methodology, for the period indicated:

(In thousands)	Commercial Real Estate(1)	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended March 31, 2020
Allowance for the three months ended:
Beginning balance	$12,414	$3,985	$5,842	$2,423	$507	$25,171
Loans charged off	(50)	(253)	(96)	(34)	(57)	(490)
Recoveries	4	53	2	4	5	68
Provision	1,006	512	149	87	18	1,772
Ending balance	$13,374	$4,297	$5,897	$2,480	$473	$26,521
Allowance balance attributable to loans:
Individually evaluated for impairment	$34	$—	$324	$89	$—	$447
Collectively evaluated for impairment	13,340	4,297	5,573	2,391	473	26,074
Total ending allowance	$13,374	$4,297	$5,897	$2,480	$473	$26,521
Loans:
Individually evaluated for impairment	$400	$299	$3,286	$370	$—	$4,355
Collectively evaluated for impairment	1,299,460	462,788	1,060,926	305,856	24,377	3,153,407
Total ending loans balance	$1,299,860	$463,087	$1,064,212	$306,226	$24,377	$3,157,762
(1)    Includes both commercial real estate - non owner-occupied and owner-occupied loan segments.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31, 2021, the Company's total exposure to the lessors of nonresidential buildings' industry was 14% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2021.

COVID-19 Loan Deferral Program

In response to the COVID-19 pandemic, the Company worked with businesses and consumers through the year ended 2020 to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. All loans that were granted temporary payment relief during the year ended 2020 complied with the terms of the CARES Act, which was signed into law in March 2020 and bank regulator guidance, and thus were not individually assessed, designated or accounted for as TDRs.

The Company did not issue or extend temporary debt relief to customers due to COVID-19 hardships during the three months ended March 31, 2021. However, the Company may do so on case-by-case under bank regulator guidance or the Consolidated Appropriations Act of 2021, which extended the provisions within the CARES Act that provided TDR accounting relief to the earlier of: (i) December 31, 2021 or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 terminates.

At March 31, 2021, the Company's loans impacted by the COVID-19 pandemic and operating under temporary short-term payment deferral arrangements for a period of 180 days or less totaled $2.4 million, compared to $26.5 million at December 31, 2021.

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

Loans that were granted temporary debt relief due to the COVID-19 pandemic were not automatically downgraded into lower credit risk ratings. The Company continues to actively monitor these loans for indications of deterioration as the deferral period matures, which could result in future downgrades.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the dates indicated:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2021
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$30,274	$145,318	$220,520	$140,581	$116,094	$408,514	$—	$—	$1,061,301
Special mention (Grade 7)	—	5,878	1,454	—	4,258	8,734	—	—	20,324
Substandard (Grade 8)	—	23	124	4,406	401	30,038	—	—	34,992
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	30,274	151,219	222,098	144,987	120,753	447,286	—	—	1,116,617
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	7,062	34,293	32,904	47,928	44,604	97,690	—	—	264,481
Special mention (Grade 7)	—	—	—	3,488	1,386	1,497	—	—	6,371
Substandard (Grade 8)	—	—	—	885	452	1,521	—	—	2,858
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	7,062	34,293	32,904	52,301	46,442	100,708	—	—	273,710
Commercial
Risk rating
Pass (Grades 1-6)	11,196	46,824	70,501	36,679	24,848	63,924	74,255	28,928	357,155
Special mention (Grade 7)	—	—	21	21	4,617	493	—	—	5,152
Substandard (Grade 8)	—	184	971	203	51	1,797	275	371	3,852
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	11,196	47,008	71,493	36,903	29,516	66,214	74,530	29,299	366,159
SBA PPP
Risk rating
Pass (Grades 1-6)	81,032	88,375	—	—	—	—	—	—	169,407
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	81,032	88,375	—	—	—	—	—	—	169,407
Residential Real Estate
Risk rating
Pass (Grades 1-6)	102,106	331,223	158,297	101,369	65,714	286,323	921	—	1,045,953
Special mention (Grade 7)	—	—	—		—	239	—	—	239
Substandard (Grade 8)	—	—	643	174	—	4,756	—	—	5,573
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	102,106	331,223	158,940	101,543	65,714	291,318	921	—	1,051,765
Home equity
Risk rating
Performing	77	782	8,443	15,723	3,256	16,192	182,664	11,481	238,618
Non-performing	—	—	48	—	—	167	1,153	500	1,868
Total home equity	77	782	8,491	15,723	3,256	16,359	183,817	11,981	240,486
Consumer
Risk rating
Performing	1,612	5,716	5,454	2,281	1,078	2,128	604	—	18,873
Non-performing	—	9	17	—	—	3	—	—	29
Total consumer	1,612	5,725	5,471	2,281	1,078	2,131	604	—	18,902
Total Loans	$233,359	$658,625	$499,397	$353,738	$266,759	$924,016	$259,872	$41,280	$3,237,046

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$138,010	$224,148	$144,552	$119,409	$157,588	$264,253	$—	$—	$1,047,960
Special mention (Grade 7)	5,739	—	—	4,256	3,497	847	—	—	14,339
Substandard (Grade 8)	24	125	2,070	405	1,522	31,530	—	—	35,676
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	143,773	224,273	146,622	124,070	162,607	296,630	—	—	1,097,975
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	35,948	29,217	48,312	47,065	25,507	76,098	—	—	262,147
Special mention (Grade 7)	—	—	4,584	—	—	1,513	—	—	6,097
Substandard (Grade 8)	—	—	891	462	—	1,898	—	—	3,251
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	35,948	29,217	53,787	47,527	25,507	79,509	—	—	271,495
Commercial
Risk rating
Pass (Grades 1-6)	53,966	72,863	40,688	25,478	15,788	51,869	72,425	37,026	370,103
Special mention (Grade 7)	—	22	313	4,924	117	400	—	867	6,643
Substandard (Grade 8)	187	1,012	211	51	42	2,081	65	1,099	4,748
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	54,153	73,897	41,212	30,453	15,947	54,350	72,490	38,992	381,494
SBA PPP
Risk rating
Pass (Grades 1-6)	135,095	—	—	—	—	—	—	—	135,095
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	135,095	—	—	—	—	—	—	—	135,095
Residential Real Estate
Risk rating
Pass (Grades 1-6)	339,834	183,877	119,426	79,159	57,269	266,324	3,028	—	1,048,917
Special mention (Grade 7)	—	—	—	—	—	398	—	—	398
Substandard (Grade 8)	—	—	176	487	—	4,820	—	—	5,483
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	339,834	183,877	119,602	79,646	57,269	271,542	3,028	—	1,054,798
Home equity
Risk rating
Performing	855	9,415	17,281	3,478	1,339	17,664	194,065	12,480	256,577
Non-performing	—	—	—	—	—	207	1,241	548	1,996
Total home equity	855	9,415	17,281	3,478	1,339	17,871	195,306	13,028	258,573
Consumer
Risk rating
Performing	6,572	6,525	3,096	1,359	378	1,780	678	—	20,388
Non-performing	—	—	—	—	4	—	—	—	4
Total consumer	6,572	6,525	3,096	1,359	382	1,780	678	—	20,392
Total Loans	$716,230	$527,204	$381,600	$286,533	$263,051	$721,682	$271,502	$52,020	$3,219,822

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

All loans that were granted temporary payment relief due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act and bank regulatory guidance at the time of initial relief. At March 31, 2021, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
March 31, 2021
Commercial real estate - non owner-occupied	$102	$—	$106	$208	$1,116,409	$1,116,617	$—
Commercial real estate - owner-occupied	—	75	47	122	273,588	273,710
Commercial	425	—	1,022	1,447	364,712	366,159	—
SBA PPP	—	—	—	—	169,407	169,407	—
Residential real estate	423	514	2,542	3,479	1,048,286	1,051,765	—
Home equity	35	192	1,312	1,539	238,947	240,486	—
Consumer	21	22	29	72	18,830	18,902	—
Total	$1,006	$803	$5,058	$6,867	$3,230,179	$3,237,046	$—
December 31, 2020
Commercial real estate - non owner-occupied	$—	$50	$173	$223	$1,097,752	$1,097,975	$—
Commercial real estate - owner-occupied	99	—	47	146	271,349	271,495	—
Commercial	430	—	857	1,287	380,207	381,494	—
SBA PPP	—	—	—	—	135,095	135,095	—
Residential real estate	1,406	1,103	2,535	5,044	1,049,754	1,054,798	—
Home equity	335	173	1,416	1,924	256,649	258,573	—
Consumer	92	67	4	163	20,229	20,392	—
Total	$2,362	$1,393	$5,032	$8,787	$3,211,035	$3,219,822	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	March 31, 2021			December 31, 2020
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non owner-occupied	$155	$15	$170	$351	$15	$366
Commercial real estate - owner-occupied	92	47	139	99	47	146
Commercial	1,681	56	1,737	1,549	58	1,607
Residential real estate	3,192	445	3,637	3,136	341	3,477
Home equity	1,575	293	1,868	1,961	35	1,996
Consumer	29	—	29	4	—	4
Total	$6,724	$856	$7,580	$7,100	$496	$7,596

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the dates indicated:

	March 31, 2021			December 31, 2020
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Commercial	$—	$657	$657	$—	$689	$689
Residential real estate	336	—	336	248	—	248
Total	$336	$657	$993	$248	$689	$937

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $76,000 and $79,000 for the three months ended March 31, 2021 and 2020, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accruals for the three months ended March 31, 2021 and 2020. An immaterial amount of accrued interest on non-accrual loans was written-off during the three months ended March 31, 2021 and 2020, by reversing interest income. At March 31, 2021 and December 31, 2020, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $9.6 million and $10.2 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using net realizable value, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs, by portfolio segment, and the associated specific reserve included within the ACL for the dates indicated:

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial real estate - owner-occupied	2	2	$330	$328	$43	$37
Commercial	2	2	95	100	—	—
Residential real estate	20	21	2,520	2,638	307	364
Consumer and home equity	1	—	157	—	56	—
Total	25	25	$3,102	$3,066	$406	$401

At March 31, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.6 million and $494,000, respectively. At December 31, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $2.8 million and $248,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	For The Three Months Ended March 31,		For The Three Months Ended March 31,		For The Three Months Ended March 31,		For The Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Home equity:
Interest rate concession and payment deferral	1	—	$159	$—	$170	$—	$56	$—
Total	1	—	$159	$—	$170	$—	$56	$—

As of March 31, 2021 and December 31, 2020, the Company did not have any material commitments to lend additional funds to borrowers with loans classified as TDRs.

For the three months ended March 31, 2021 and 2020, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Impaired Loans

For periods prior to the adoption of CECL (i.e. periods before October 1, 2020), under the incurred loss methodology, impaired loans consisted of non-accrual loans and TDRs that were individually evaluated for impairment in accordance with the Company's policy. The following is a summary of impaired loan balances and the associated allowance by portfolio segment as of and for the periods indicated:

				For The Three Months Ended
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2020:
With an allowance recorded:
Commercial real estate	$128	$128	$34	$128	$1
Commercial	—	—	—	—	—
Residential real estate	2,220	2,220	324	2,307	24
Home equity	318	318	89	318	—
Consumer	—	—	—	—	—
Ending balance	2,666	2,666	447	2,753	25
Without an allowance recorded:
Commercial real estate	272	431	—	273	3
Commercial	299	665	—	309	2
Residential real estate	1,066	1,247	—	1,028	3
Home equity	52	190	—	54	—
Consumer	—	—	—	—	—
Ending balance	1,689	2,533	—	1,664	8
Total impaired loans	$4,355	$5,199	$447	$4,417	$33

In-Process Foreclosure Proceedings

At March 31, 2021 and December 31, 2020, the Company had $1.1 million and $1.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process. Due to the COVID-19 pandemic, the Company has been abiding by state issued mandates requiring a temporary moratorium on foreclosures. The Company will continue to work these consumer mortgage loans through the foreclosure process once the moratorium is lifted, which typically takes 18 to 24 months.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion at March 31, 2021 and December 31, 2020.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Short-Term Borrowings:
Customer repurchase agreements	$186,408	$162,439
Total short-term borrowings	$186,408	$162,439
Long-Term Borrowings:
FHLBB borrowings	$—	$25,000
Total long-term borrowings	$—	$25,000

NOTE 6 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded within interest on borrowings on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as collateral for the repurchase obligations. Since the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales, and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions, or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral for the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$106,135	$70,902
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	78,790	90,015
Obligations of states and political subdivisions	1,483	1,522
Total	$186,408	$162,439
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At March 31, 2021 and December 31, 2020, certain customers held CDs totaling $1.0 million, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$696,086	$723,986
Standby letters of credit	4,855	4,735
Total	$700,941	$728,721

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company, of $2.5 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2021 and 2020, the (credit) provision for credit losses on off-balance sheet credit exposures was ($102,000) and $3,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2021 and December 31, 2020.

NOTE 8 – DERIVATIVES AND HEDGING

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments or the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense and an additional $1.6 million will be reclassified as an increase to interest income over the next 12 months.

Derivatives not Designated as Hedges

Customer Loan Swaps

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
March 31, 2021
Derivatives designated as hedging instruments
Interest rate contracts(1)	$160,000	Other assets	$9,188	$93,000	Accrued interest and other liabilities	$8,520
Total derivatives designated as hedging instruments			$9,188			$8,520
Derivatives not designated as hedging instruments
Customer loan swaps(1)	$370,240	Other assets	$25,164	$370,240	Accrued interest and other liabilities	$25,164
Fixed-rate mortgage interest rate lock commitments	66,389	Other assets	1,465	15,418	Accrued interest and other liabilities	160
Forward delivery commitments	20,872	Other assets	607	1,353	Accrued interest and other liabilities	10
Total derivatives not designated as hedging instruments			$27,236			$25,334
December 31, 2020
Derivatives designated as hedging instruments
Interest rate contracts	$110,000	Other assets	$5,731	$143,000	Accrued interest and other liabilities	$11,625
Total derivatives designated as hedging instruments			$5,731			$11,625
Derivatives not designated as hedging instruments
Customer loan swaps	$376,290	Other assets	$39,627	$376,290	Accrued interest and other liabilities	$39,627
Fixed-rate mortgage interest rate lock commitments	58,574	Other assets	608	28,346	Accrued interest and other liabilities	248
Forward delivery commitments	24,951	Other assets	311	15,548	Accrued interest and other liabilities	196
Total derivatives not designated as hedging instruments			$40,546			$40,071
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Derivatives in Cash Flow Hedge Relationships
For the three months ended March 31, 2021
Interest rate contracts	$(802)	$(802)	$—	Interest and fees on loans	$392	$392	$—
Interest rate contracts	7,194	7,194	—	Interest on deposits	(79)	(79)	—
				Interest on borrowings	(77)	(77)
				Interest on subordinated debentures	(422)	(422)
Total	$6,392	$6,392	$—		$(186)	$(186)	$—

For the three months ended March 31, 2020
Interest rate contracts	$(6,309)	$(6,309)	$—	Interest and fees on loans	$52	$52	$—
Interest rate contracts	5,160	5,160	—	Interest on deposits	(4)	(4)	—
				Interest on borrowings	4	4
				Interest on subordinated debentures	(240)	(240)
Total	$(1,149)	$(1,149)	$—		$(188)	$(188)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2021				2020
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$30,560	$2,063	$156	$805	$34,045	$6,662	$838	$887
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$392	$(79)	$(77)	$(422)	$52	$(4)	$4	$(240)
Amount of gain (loss) reclassified from AOCI into income - included component	$392	$(79)	$(77)	$(422)	$52	$(4)	$4	$(240)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

		Amount of Gain Recognized in Income
		Three Months Ended March 31,
(Dollars in thousands)	Location of Gain Recognized in Income	2021	2020
Fixed-rate mortgage interest rate lock commitments	Mortgage banking income, net	$945	$1,515
Forward delivery commitments	Mortgage banking income, net	482	858
Total		$1,427	$2,373

Credit Risk-Related Contingent Features

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote.

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well- capitalized institution, then the counterparty could terminate the derivative position(s) and the Company could be required to settle its obligations under the agreements.
As of March 31, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $31.4 million and $50.5 million, respectively. As of March 31, 2021 and December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $35.5 million and $57.5 million, respectively. If the Company had breached any of these provisions at March 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $31.4 million and $50.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$25,164	$—	$25,164	$—	$—	$25,164
Interest rate contracts(3)	9,188	—	9,188	—	(8,943)	245
Total	$34,352	$—	$34,352	$—	$(8,943)	$25,409
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$25,164	$—	$25,164	$—	$25,164	$—
Interest rate contracts(3)	8,520	—	8,520	—	8,520	—
Total	$33,684	$—	$33,684	$—	$33,684	$—
Customer repurchase agreements	$186,408	$—	$186,408	$186,408	$—	$—
December 31, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$39,627	$—	$39,627	$—	$—	$39,627
Interest rate contracts(3)	5,731	—	5,731	—	(5,595)	136
Total	$45,358	$—	$45,358	$—	$(5,595)	$39,763
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$39,627	$—	$39,627	$—	$39,627	$—
Interest rate contracts(3)	11,625	—	11,625	—	11,625	—
Total	$51,252	$—	$51,252	$—	$51,252	$—
Customer repurchase agreements	$162,439	$—	$162,439	$162,439	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at March 31, 2021 and December 31, 2020, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2021 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2021		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"	December 31, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$511,438	16.00%	10.50%	10.00%	$498,290	15.40%	10.50%	10.00%
Tier 1 risk-based capital ratio	461,197	14.43%	8.50%	6.00%	445,858	13.78%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	418,197	13.08%	7.00%	N/A	402,858	12.45%	7.00%	N/A
Tier 1 leverage capital ratio(1)	461,197	9.61%	4.00%	N/A	445,858	9.13%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$462,401	14.53%	10.50%	10.00%	$460,611	14.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	424,160	13.33%	8.50%	8.00%	420,294	13.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	424,160	13.33%	7.00%	6.50%	420,294	13.03%	7.00%	6.50%
Tier 1 leverage capital ratio	424,160	8.87%	4.00%	5.00%	420,294	8.64%	4.00%	5.00%
(1)        “Minimum Regulatory Provisions To Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. At March 31, 2021 and December 31, 2020, $12.0 million of subordinated debentures were included as Tier 2 capital and were included in the calculation of the Company's total risk-based capital, and, at March 31, 2021 and December 31, 2020, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company. The Company's $15.0 million of subordinated debentures were subject to phase-out of 20% annually after its five year anniversary, and 20% a year thereafter until it fully phases out.

On April 16, 2021, the Company redeemed the $15.0 million of subordinated debentures, in full, at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest. At March 31, 2021 and December 31, 2020, the Company's $15.0 million of subordinated debt provided $12.0 million of Tier 2 capital, or 38 basis points and 37 basis points, respectively, of the Total risk-based capital ratio. The Company's Total risk-based capital ratio exceeded regulatory requirements, including the capital conservation buffer, after the debentures were redeemed.

The Company and Bank's regulatory capital and risk-weighted assets fluctuate due to normal business, including profits and losses generated by the Company and Bank as well as changes to their asset mix. Of particular significance are changes within the Company and Bank's loan portfolio mix due to the differences in regulatory risk-weighting between retail and commercial loans. Furthermore, the Company and Bank's regulatory capital and risk-weighted assets are subject to change due to changes in GAAP and regulatory capital standards. The Company and Bank proactively monitor their regulatory capital and risk-weighted assets, and the impact of changes to their asset mix, and the impact of proposed and pending changes as a result of new and/or amended GAAP standards and regulatory changes.

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	Three Months Ended
	March 31, 2021			March 31, 2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Unrealized holdings (losses) gains	$(22,305)	$4,796	$(17,509)	$24,115	$(5,185)	$18,930
Net unrealized (losses) gains	(22,305)	4,796	(17,509)	24,115	(5,185)	18,930
Cash Flow Hedges:
Net increase (decrease) in fair value	6,392	(1,374)	5,018	(1,149)	247	(902)
Less: reclassified AOCI gain (loss) into interest expense(1)	(578)	124	(454)	(240)	52	(188)
Less: reclassified AOCI gain (loss) into interest income(2)	392	(84)	308	52	(12)	40
Net increase (decrease) in fair value	6,578	(1,414)	5,164	(961)	207	(754)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	218	(48)	170	169	(36)	133
Other comprehensive (loss) income	$(15,509)	$3,334	$(12,175)	$23,323	$(5,014)	$18,309
(1)    Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(2)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(3)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 13 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Debt Securities	Net Unrealized Losses (Gains) on Cash Flow Hedges	Defined Benefit Postretirement Plans	AOCI
Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	18,930	(902)	138	18,166
Less: Amounts reclassified from AOCI	—	(148)	5	(143)
Other comprehensive income (loss)	18,930	(754)	133	18,309
Balance at March 31, 2020	$22,180	$(6,802)	$(3,337)	$12,041

Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive (loss) income before reclassifications	(17,509)	5,018	175	(12,316)
Less: Amounts reclassified from AOCI	—	(146)	5	(141)
Other comprehensive (loss) income	(17,509)	5,164	170	(12,175)
Balance at March 31, 2021	$11,801	$538	$(3,774)	$8,565

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

		Three Months Ended March 31,
(In thousands)	Location on Consolidated Statements of Income	2021	2020
Debit card interchange income	Debit card income	$2,736	$2,141
Services charges on deposit accounts	Service charges on deposit accounts	1,539	2,012
Fiduciary services income	Income from fiduciary services	1,526	1,502
Investment program income	Brokerage and insurance commissions	953	657
Other non-interest income	Other income	400	383
Total non-interest income within the scope of ASC 606		7,154	6,695
Total non-interest income not in scope of ASC 606		8,061	4,708
Total non-interest income		$15,215	$11,403

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit cost were as follow for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)		Three Months Ended March 31,
Net periodic pension cost	Location on Consolidated Statements of Income	2021	2020
Service cost	Salaries and employee benefits	$126	$116
Interest cost	Other expenses	97	115
Recognized net actuarial loss	Other expenses	195	156
Total		$418	$387

Other Postretirement Benefit Plan:

(In thousands)		Three Months Ended March 31,
Net periodic postretirement benefit cost	Location on Consolidated Statements of Income	2021	2020
Service cost	Salaries and employee benefits	$7	$7
Interest cost	Other expenses	26	31
Recognized net actuarial loss	Other expenses	29	19
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$56	$51

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2021	2020
Net income	$19,740	$13,493
Dividends and undistributed earnings allocated to participating securities(1)	(53)	(28)
Net income available to common shareholders	$19,687	$13,465
Weighted-average common shares outstanding for basic EPS	14,916,387	15,103,176
Dilutive effect of stock-based awards(2)	78,147	44,042
Weighted-average common and potential common shares for diluted EPS	14,994,534	15,147,218
Earnings per common share:
Basic EPS	$1.32	$0.89
Diluted EPS	$1.31	$0.89
Awards excluded from the calculation of diluted EPS(3):
Stock options	1,000	1,000
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Trading Securities: The fair value of trading securities e is reported using market quoted prices and has been classified as Level 1 as they are actively traded and no valuation adjustments have been applied.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives as sufficient collateral exists, mitigating the credit risk.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2021
Financial assets:
Trading securities	$4,123	$4,123	$—	$—
AFS debt securities:
Obligations of U.S. government sponsored enterprises	4,983	—	4,983	—
Obligations of states and political subdivisions	119,799	—	119,799	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	569,319	—	569,319	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,644	—	410,644	—
Subordinated corporate bonds	10,803	—	10,803	—
Loans held for sale	22,229	—	22,229	—
Customer loan swaps	25,164	—	25,164	—
Interest rate contracts	9,188	—	9,188	—
Fixed-rate mortgage interest rate lock commitments	1,465	—	1,465	—
Forward delivery commitments	607	—	607	—
Financial liabilities:
Trading securities	$4,123	$4,123	$—	$—
Customer loan swaps	25,164	—	25,164	—
Interest rate contracts	8,520	—	8,520	—
Fixed-rate mortgage interest rate lock commitments	160	—	160	—
Forward delivery commitments	10	—	10	—
December 31, 2020
Financial assets:
Trading securities	$4,161	$4,161	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	127,120	—	127,120	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	566,618	—	566,618	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,454	—	410,454	—
Subordinated corporate bonds	11,621	—	11,621	—
Loans held for sale	41,557	—	41,557	—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	5,731	—	5,731	—
Fixed-rate mortgage interest rate lock commitments	608	—	608	—
Forward delivery commitments	311	—	311	—
Financial liabilities:
Trading securities	$4,161	$4,161	$—	$—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	11,625	—	11,625	—
Fixed-rate mortgage interest rate lock commitments	248	—	248	—
Forward delivery commitments	196	—	196	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Loans:  Expected credit losses on individually assessed loans deemed to be collateral dependent are valued based upon the lower of amortized cost of fair value of the underlying collateral less costs to sell. Management estimates the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

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

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2021, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2021, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2021
Financial assets:
Collateral-dependent loans	$210	$—	$—	$210
December 31, 2020
Financial assets:
Servicing assets	$1,010	$—	$—	$1,010
Non-financial assets:
OREO	$236	$—	$—	$236

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
March 31, 2021
Collateral-dependent loans:
Partially charged-off	$210	Market approach appraisal of collateral	Estimated selling costs	11%
December 31, 2020
Servicing assets	$1,010	Discounted cash flow	Weighted-average constant prepayment rate	19%
			Weighted average discount rate	10%
OREO	$236	Market approach appraisal of collateral	Management adjustment of appraisal	5%
			Estimated selling cost	11%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2021
Financial assets:
HTM debt securities	$1,295	$1,396	$—	$1,396	$—
Commercial real estate loans(1)(2)	1,365,306	1,325,614	—	—	1,325,614
Commercial loans(2)	360,989	357,306	—	—	357,306
SBA PPP loans(2)	169,320	174,409	—	—	174,409
Residential real estate loans(2)	1,048,672	1,057,713	—	—	1,057,713
Home equity loans(2)	238,310	237,736	—	—	237,736
Consumer loans(2)	18,674	16,764	—	—	16,764
Servicing assets	2,447	3,063	—	—	3,063
Financial liabilities:
Time deposits	$396,072	$397,667	$—	$397,667	$—
Short-term borrowings	186,408	186,390	—	186,390	—
Subordinated debentures	59,331	46,697	—	46,697	—
December 31, 2020
Financial assets:
HTM debt securities	$1,297	$1,411	$—	$1,411	$—
Commercial real estate loans(1)(2)	1,344,860	1,307,132	—	—	1,307,132
Commercial loans(2)	374,791	372,194	—	—	372,194
SBA PPP loans(2)	135,026	137,209			137,209
Residential real estate loans(2)	1,051,324	1,066,991	—	—	1,066,991
Home equity loans(2)	255,957	253,276	—	—	253,276
Consumer loans(2)	19,999	18,102	—	—	18,102
Servicing assets	2,196	1,437	—	—	1,437
Financial liabilities:
Time deposits	$457,694	$460,278	$—	$460,278	$—
Short-term borrowings	162,439	162,420	—	162,420	—
Long-term borrowings	25,000	25,442	—	25,442	—
Subordinated debentures	59,331	46,475	—	46,475	—
(1)    Commercial real estate loan includes non owner-occupied and owner-occupied properties.
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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible equity; efficiency ratio; net interest income (fully-taxable equivalent); pre-tax, pre-provision earnings; adjusted yield on interest-earning assets and adjusted net interest margin (fully-taxable equivalent); tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. These non-GAAP financial measures are utilized for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income, as presented	$19,740	$13,493
Add: amortization of core deposit intangible assets, net of tax(1)	130	134
Net income, adjusted for amortization of core deposit intangible assets	$19,870	$13,627
Average equity, as presented	$533,645	$480,174
Less: average goodwill and core deposit intangible assets	(97,463)	(98,143)
Average tangible equity	$436,182	$382,031
Return on average equity	15.00%	11.30%
Return on average tangible equity	18.47%	14.35%
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

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Non-interest expense, as presented	$24,899	$24,561
Less: prepayment penalty on borrowings	(514)	—
Adjusted non-interest expense	$24,385	$24,561
Net interest income, as presented	$32,364	$31,826
Add: effect of tax-exempt income(1)	271	280
Non-interest income, as presented	15,215	11,403
Adjusted net interest income plus non-interest income	$47,850	$43,509
Ratio of non-interest expense to total revenues(2)	52.33%	56.82%
Efficiency ratio	50.96%	56.45%
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

	Three Months Ended March 31,
(In thousands)	2021	2020
Net interest income, as presented	$32,364	$31,826
Add: effect of tax-exempt income(1)	271	280
Net interest income (fully-taxable equivalent)	$32,635	$32,106
(1)     Assumed a 21% tax rate.

Pre-tax, Pre-provision Earnings. Pre-tax, pre-provision earnings is a supplemental measure of operating earnings and performance, and is calculated as net income before provision for credit losses and income tax expense. This supplemental measure is becoming more widely used by financial institutions as a measure of financial performance for comparability across financial institutions due to the impact of the COVID-19 pandemic on the provision for credit losses, as well as the differences in accounting methodology for the ACL currently across financial institutions as the CARES Act provided financial institutions the option to delay adoption of the new accounting methodology, commonly referred to as "CECL," as further described in "– Critical Accounting Policies" and Note 2 of the consolidated financial statements.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income, as presented	$19,740	$13,493
Add: (credit) provision for credit losses	(1,956)	1,775
Add: income tax expense	4,896	3,400
Pre-tax, pre-provision earnings	$22,680	$18,668

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

	Three Months Ended March 31,
	2021	2020
Yield on interest-earning assets, as presented	3.15%	3.90%
Add: effect of excess liquidity on yield on interest-earning assets	0.10%	—%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.06)%	—%
Adjusted yield on interest-earning assets	3.19%	3.90%

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

	Three Months Ended March 31,
	2021	2020
Net interest margin (fully-taxable equivalent), as presented	2.88%	3.08%
Add: effect of excess liquidity on net interest margin (fully-taxable equivalent)	0.10%	0.01%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	(0.07)%	—%
Adjusted net interest margin (fully-taxable equivalent)	2.91%	3.09%

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

(In thousands, except number of shares, per share data and ratios)	March 31, 2021	December 31, 2020
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$532,120	$529,314
Less: goodwill and other intangible assets	(97,377)	(97,540)
Tangible shareholders’ equity	$434,743	$431,774
Shares outstanding at period end	14,928,434	14,909,097
Book value per share	$35.64	$35.50
Tangible book value per share	$29.12	$28.96
Tangible Common Equity Ratio:
Total assets	$5,089,279	$4,898,745
Less: goodwill and other intangible assets	(97,377)	(97,540)
Tangible assets	$4,991,902	$4,801,205
Common equity ratio	10.46%	10.81%
Tangible common equity ratio	8.71%	8.99%

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

(In thousands)	March 31, 2021	December 31, 2020
Total deposits	$4,211,630	$4,005,244
Less: certificates of deposit	(346,046)	(357,666)
Less: brokered deposits	(288,758)	(283,567)
Core deposits	$3,576,826	$3,364,011

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

	Three Months Ended March 31,
(In thousands)	2021	2020
Total average deposits	$3,770,314	$3,355,595
Less: average certificates of deposit	(351,555)	(552,079)
Average core deposits	$3,418,759	$2,803,516

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

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2020. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.1 billion in assets at March 31, 2021, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Operating Results. Net income for the three months ended March 31, 2021, was $19.7 million, a quarterly record for the Company and 46% greater than the three months ended March 31, 2020. Over the same comparable period, diluted EPS increased 47% to $1.31 for the three months ended March 31, 2021.

Key earnings drivers between periods included:
•A release of provision for credit losses of $2.0 million for the first quarter of 2021, as compared to a $1.8 million provision charge for the first quarter of 2020. In March 2020, COVID-19 had been announced as a global pandemic and the Company's provision for credit losses for the three months ended March 31, 2021 was accounted for and reported under the incurred loss model, whereas the Company's provision for credit losses for the three months ended March 31, 2021 was accounted for and reported under the Current Expected Credit Loss model (commonly referred to as "CECL").
•Mortgage banking income for the first quarter of 2021 was $3.6 million, or 101%, higher than the same period of 2020. In response to the COVID-19 pandemic, interest rates dropped to new historical lows while housing demand grew within our markets, driving an 85% increase in residential mortgage originations for the first quarter of 2021 compared to the first quarter of 2020 and an increase in loans sold between periods of $123.4 million, or 178%.
•Net interest income increased $538,000, or 2%, between periods driven by SBA PPP income of $1.9 million for the first quarter of 2021. SBA PPP lending did not begin until the second quarter of 2020. Net interest margin on a fully-taxable equivalent basis decreased 20 basis points between periods to 2.88% for the first quarter of 2021. The combination of lower interest rates and an increase excess cash from average deposit growth of 12% between periods compressed our net interest margin on a fully-taxable equivalent basis. Our adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which is adjusted for SBA PPP income and excess cash, for the three months ended March 31, 2021 was 2.91%, compared to 3.09% for the three months ended March 31, 2020.

Other key financial metrics between quarters included:
•Diluted EPS for the three months ended March 31, 2021 was $1.31, an increase of $0.42, or 47%, over the three months ended March 31, 2020.
•Pre-tax, pre-provision earnings (non-GAAP) for the three months ended March 31, 2021 increased $4.0 million, or 21%, over the three months ended March 31, 2021.
•Return on average assets for the three months ended March 31, 2021 was 1.62%, compared to 1.21% for the three months ended March 31, 2020.
•Return on average equity for the three months ended March 31, 2021 was 15.00%, compared to 11.30% for the three months ended March 31, 2020, and return on average tangible equity (non-GAAP) was 18.47% and 14.35% for the same periods, respectively.

Asset Quality. As of March 31, 2021, the Company's asset quality metrics remained very strong, continuing its trend from December 31, 2020. Non-performing assets were 0.20% of total assets and loans 30-89 days past due of 0.05% of total loans. In comparison, at December 31, 2020, non-performing assets were 0.22% of total assets and loans 30-89 days past due were 0.10% of total loans.

As of March 31, 2021, total commercial and retail loans operating under short-term deferral arrangements due to COVID-19 were $2.4 million, compared to $26.5 million at December 31, 2020. As of March 31, 2021, the Company has not provided any additional temporary debt relief to borrowers; however, such relief may be made in the future on a case-by-case basis and, if so, would be done within the terms of CARES Act and bank regulatory guidance.

Capital Position. At March 31, 2021, the Company's capital position remained well in excess of regulatory capital requirements, including a total risk-based capital ratio of 16.00% and a tier 1 leverage ratio of 9.61%, compared to 13.81% and 9.53% at March 31, 2020, respectively.

On March 30, 2021, the Company announced a $0.03, or 9%, increase in its quarterly cash dividend to shareholders to $0.36 per share, payable on April 30, 2021 to shareholders of record as of April 15, 2021. As of March 31, 2021, the Company's annualized dividend yield was 3.01% based on its closing share price of $47.86, as reported by NASDAQ. As of March 31, 2021, the Company's book value per share grew 8% to $35.64 year-over-year, while its tangible book value per share (non-GAAP) grew 10% over the same period to $29.12 at March 31, 2021.

In the first quarter of 2021, the Company initiated a new share repurchase program for up to 750,000 shares of its common stock, or approximately 5% of the Company's shares outstanding. This share repurchase program replaces the program that terminated in January 2021.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue, which is defined as the sum of net interest income and non-interest income. For the three months ended March 31, 2021 and 2020, net interest income was $32.4 million, or 68% of total revenues, and $31.8 million, or 74% of total revenues, respectively. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income

For the three months ended March 31, 2021, net interest income on a fully-taxable equivalent basis (non-GAAP) was $32.6 million, an increase of $529,000, or 2%, over the three months ended March 31, 2020. The increase was driven by a $5.4 million decrease in interest expense between periods that offset the decrease of $4.8 million in interest income on a fully-taxable equivalent basis between periods. The decrease in interest expense between periods was the result of a 57 basis point decrease in our average cost of funds driven by lower interest rates and the change in funding mix as average deposits grew to 88% of total funding for the three months ended March 31, 2021, compared to 86% for the three months ended March 31, 2020. The decrease in interest income on a fully-taxable equivalent basis between periods was the result of a 75 basis point decrease in our yield on average interest-earning assets driven by the lower interest rate environment, but was partially offset by average loan growth of $118.6 million, or 4%. Average loan growth for the period was fueled by SBA PPP loans and commercial real estate growth of $154.9 million and $109.3 million, respectively, but was partially offset by a decrease in average commercial loans of $83.1 million and average consumer and home equity loans of $66.1 million.

Net Interest Margin

For the three months ended March 31, 2021, net interest margin on a fully-taxable equivalent basis was 2.88%, a decrease of 20 basis points compared to the three months ended March 31, 2020. The Company's yield on average interest-earning assets compressed 75 basis points period-over-period to 3.15% for the three months ended March 31, 2021, while its cost of funds decreased 57 basis points period-over-period to 0.29% for the three months ended March 31, 2021. The decrease in net margin on a fully-taxable equivalent basis was driven by the following factors:
•During the first quarter of 2020, the Federal Reserve reduced the targeted Federal Funds rate to between zero and 0.25% in response to COVID-19 and benchmark interest rates fell, compressing asset yields. In response to compressing asset yields, we proactively took actions to reduce deposit costs.
•SBA PPP loans originated during 2020 and the first quarter of 2021 provided a 6 basis point lift to our average interest-earning asset yield and a 7 basis point lift to net interest margin on a fully-taxable equivalent basis for the three months ended March 31, 2021.
•Average deposits grew $414.7 million, or 12%, for the three months ended March 31, 2021, compared to the same period of 2020, driven by federal government stimulus provided to retail and business customers in response to the COVID-19 pandemic. Average deposit growth occurred within average core deposits (non-GAAP), highlighted by an increase in average balances of $615.2 million, or 22%, period-over-period. Over the same period, average investments grew $138.3 million, or 15%, and average loans grew $118.6 million. The pace in which deposits outgrew loans and investments created excess cash holdings further compressing interest-earning asset yields and net interest margin on a fully-taxable equivalent basis. For the three months ended March 31, 2021, excess cash/liquidity reduced the Company's average interest-earning asset yield 10 basis points and net interest margin 10 basis points.

The Company's adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which excludes the impact of SBA PPP loans and excess cash, for the three months ended March 31, 2021, was 2.91%, compared to 3.09% for the three months ended March 31, 2020.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$210,844	$47	0.09%	$66,180	$207	1.24%
Investments - taxable	946,456	4,054	1.71%	809,041	5,174	2.56%
Investments - nontaxable(1)	118,469	922	3.11%	117,537	996	3.39%
Loans(2):
Commercial real estate	1,382,795	12,374	3.58%	1,273,538	13,646	4.24%
Commercial(1)	333,458	3,120	3.74%	416,527	4,435	4.21%
SBA PPP	154,900	1,877	4.85%	—	—	—%
HPFC	12,549	225	7.18%	20,336	402	7.83%
Municipal(1)	24,133	198	3.33%	16,990	155	3.67%
Residential real estate	1,083,101	10,078	3.72%	1,078,836	11,292	4.19%
Consumer and home equity	268,711	2,764	4.17%	334,771	4,186	5.03%
Total loans	3,259,647	30,636	3.76%	3,140,998	34,116	4.32%
Total interest-earning assets	4,535,416	35,659	3.15%	4,133,756	40,493	3.90%
Cash and due from banks	51,554			42,869
Other assets	388,345			336,819
Less: ACL	(37,926)			(25,252)
Total assets	$4,937,389			$4,488,192
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$817,631	$—	—%	$529,501	$—	—%
Interest checking	1,289,511	612	0.19%	1,146,783	1,987	0.70%
Savings	626,591	64	0.04%	476,849	86	0.07%
Money market	685,026	523	0.31%	650,383	1,586	0.98%
Certificates of deposit	351,555	549	0.63%	552,079	2,209	1.61%
Total deposits	3,770,314	1,748	0.19%	3,355,595	5,868	0.70%
Borrowings:
Brokered deposits	284,620	315	0.45%	208,084	794	1.54%
Customer repurchase agreements	165,721	121	0.29%	236,351	633	1.08%
Subordinated debentures	59,331	805	5.50%	59,119	887	6.04%
Other borrowings	14,444	35	0.99%	59,257	205	1.39%
Total borrowings	524,116	1,276	0.99%	562,811	2,519	1.80%
Total funding liabilities	4,294,430	3,024	0.29%	3,918,406	8,387	0.86%
Other liabilities	109,314			89,612
Shareholders' equity	533,645			480,174
Total liabilities & shareholders' equity	$4,937,389			$4,488,192
Net interest income (fully-taxable equivalent)		32,635			32,106
Less: fully-taxable equivalent adjustment		(271)			(280)
Net interest income		$32,364			$31,826
Net interest rate spread (fully-taxable equivalent)			2.86%			3.04%
Net interest margin (fully-taxable equivalent)			2.88%			3.08%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.91%			3.09%
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

	Three Months Ended March 31, 2021 vs. March 31, 2020
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$448	$(608)	$(160)
Investments – taxable	879	(1,999)	(1,120)
Investments – nontaxable	8	(82)	(74)
Commercial real estate	1,171	(2,443)	(1,272)
Commercial	(884)	(431)	(1,315)
SBA PPP	1,877	—	1,877
HPFC	(154)	(23)	(177)
Municipal	65	(22)	43
Residential real estate	45	(1,259)	(1,214)
Consumer and home equity	(826)	(596)	(1,422)
Total interest income (fully-taxable equivalent)	2,629	(7,463)	(4,834)
Interest-bearing liabilities:
Interest checking	248	(1,623)	(1,375)
Savings	26	(48)	(22)
Money market	84	(1,147)	(1,063)
Certificates of deposit	(803)	(857)	(1,660)
Brokered deposits	293	(772)	(479)
Customer repurchase agreements	(189)	(323)	(512)
Subordinated debentures	3	(85)	(82)
Other borrowings	(155)	(15)	(170)
Total interest expense	(493)	(4,870)	(5,363)
Net interest income (fully-taxable equivalent)	$3,122	$(2,593)	$529

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended March 31,
(In thousands)		2021	2020
Loan fees (cost)(1)	Interest income	$1,440	$(334)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	234	251
Recoveries on previously charged-off acquired loans	Interest income	25	32
Total		$1,699	$(51)
(1)    As of March 31, 2021 and December 31, 2020, there were $5.1 million and $2.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

(Credit) Provision for Credit Losses

Effective January 1, 2020, but applied to interim reporting periods on or after October 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), commonly referred to as "CECL," to account for the ACL. CECL requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, including loans and HTM debt investments, as well as certain off-balance sheet credit exposures. CECL requires that the ACL be calculated based on current expected credit losses over the remaining expected life of the financial asset and also considers expected changes in macroeconomic conditions. The (credit) provision for credit losses on the consolidated statements income for the three months March 31, 2021, was calculated using the CECL methodology, whereas the (credit) provision for credit losses for the three months ended March 31, 2020, was calculated using the incurred loss model, which relied on management's periodic assessment of the adequacy of the ACL.

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	CECL	(Incurred Loss)
(Credit) provision for loan losses	$(1,854)	$1,772	$(3,626)	(205)%
(Credit) provision for credit losses on off-balance sheet credit exposures	(102)	3	(105)	N.M.
(Credit) provision for credit losses	$(1,956)	$1,775	$(3,731)	(210)%

For the three months ended March 31, 2021, a release of provision for loan losses of $1.9 million was recorded, which reflects the Company's current asset quality strength and an improvement in its macroeconomic outlook over its four quarter forecast period under CECL. The Company's provision for loan losses for the three months ended March 31, 2020, reflected the onset of the COVID-19 pandemic and an elevated qualitative factor adjustment ("Q-factor") under the incurred loss model.

Annualized net charge-offs for the three months ended March 31, 2021, were 0.03% of average loans, compared to 0.05% of average loans for three months ended March 31, 2020.

Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Mortgage banking income, net(1)	$7,109	$3,534	3,575	101%
Debit card income(2)	2,736	2,141	595	28%
Service charges on deposit accounts(3)	1,539	2,012	(473)	(24)%
Income from fiduciary services	1,526	1,502	24	2%
Brokerage and insurance commissions	953	657	296	45%
Bank-owned life insurance	594	689	(95)	(14)%
Customer loan swap fees	—	114	(114)	(100)%
Other income	758	754	4	1%
Total non-interest income	$15,215	$11,403	$3,812	33%
Non-interest income as a percentage of total revenues	32%	26%
(1) Mortgage banking income, net: The increase in mortgage banking income, net was driven by an increase in residential mortgage sales during the first quarter of 2021 of $123.4 million, or 178%. The increase in originations was largely due to the historically low interest rate environment as benchmark interest rates decreased in response to the COVID-19 pandemic. The increase in loan sales between periods also led to the creation of additional mortgage servicing assets and an increase in related income of $332,000 period-over-period. The carrying value of mortgage servicing assets at March 31, 2021, was $2.4 million, compared to $2.2 million at December 31, 2020.

(2)    Debit card income: The increase was driven by an increase in customer spend driven by federal government stimulus in the first quarter of 2021 in response to the COVID-19 pandemic.
(3)    Service charges on deposit accounts: The decrease in fees earned was largely driven by lower overdraft and non sufficient funds fees of $430,000, which was primarily driven by elevated deposit balances across our customers from government stimulus in the first quarter of 2021 issued in response to the COVID-19 pandemic.
Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Salaries and employee benefits(1)	$14,522	$14,327	$195	1%
Furniture, equipment and data processing(2)	3,027	2,790	237	8%
Net occupancy costs	1,951	2,003	(52)	(3)%
Debit card expense	986	934	52	6%
Consulting and professional fees	863	783	80	10%
Regulatory assessments(3)	503	162	341	210%
Amortization of core deposit intangible assets	164	170	(6)	(4)%
Other real estate owned and collection (recoveries) costs, net(4)	(191)	101	(292)	(289)%
Other expenses(5)	3,074	3,291	(217)	(7)%
Total non-interest expense	$24,899	$24,561	$338	1%
GAAP efficiency ratio	52.33%	56.82%
Non-GAAP efficiency ratio	50.96%	56.45%
(1)    Salaries and employee benefits: During the first quarter of 2021, the Company received a one-time employer tax credit of $329,000, partially offsetting the increase in incentive-related accruals of $377,000 between periods driven by strong performance to budget for the three months ended March 31, 2020, which included record reported quarterly earnings.
(2)    Furniture, equipment and data processing costs: The increase was driven by our continued investment in technology and data processing, which included transitioning our items' processing to an outsourced solution during 2020.
(3)     Regulatory assessments: The increase was driven by the receipt of the Small Bank Assessment Credit from the FDIC beginning in the first quarter of 2020. The Company has no remaining Small Bank Assessment Credits, and its regulatory assessment costs for the first quarter of 2021 aligned with normal historical levels.
(4)    Other real estate owned and collection (recoveries) costs, net: In the first quarter of 2021, the Company recouped $160,000 of costs previously incurred and recorded a gain upon sale of an OREO property of $114,000.
(5) Other expenses: The decrease was driven by lower employee-related costs of $316,000 and marketing-related costs of $257,000, partially offset by a one-time prepayment penalty of $514,000 upon the termination of a long-term FHLBB borrowing.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at March 31, 2021 were $368.2 million, compared to $145.8 million at December 31, 2020. The increase in cash and cash equivalents balances of $222.5 million during the first quarter was primarily driven by an increase in deposits of $206.4 million, or 5%, resulting from another round of government stimulus in response to COVID-19. We continuously monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

For the reserve maintenance period beginning March 26, 2020, the FRB eliminated the cash reserve requirement for all depository institutions in response to COVID-19, by effectively reducing the required reserve ratio against net transaction deposits above and in the low reserve tranche to 0%.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At March 31, 2021 and December 31, 2020, the Company’s investment portfolio generally consists of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy, FHLBB and FRB common stock is carried at cost, and mutual funds are trading securities.

At March 31, 2021, the Company's investments portfolio totaled $1.1 billion, a decrease of $1.6 million since December 31, 2020. The decrease during the first quarter of 2021 was driven by changes within AFS debt securities attributable to: (i) paydowns and calls of $94.7 million, and (ii) and a $22.3 million decrease in the fair value of certain securities, based on changes in market interest rates, (iii) partially offset by debt security purchases in the first quarter of 2021 of $118.7 million, which had a weighted-average life of 6.0 years. Our debt securities designated as AFS, which comprised 99% of our investment portfolio at March 31, 2021 and December 31, 2020 were carried at fair value using level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value. At March 31, 2021 and December 31, 2020, investments were 22% and 23% of total assets, respectively.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government sponsored agencies. At March 31, 2021 and December 31, 2020, these investments represented approximately 88%, of the investment portfolio. The majority of the municipal bonds, which represented 11% of the investment portfolio at March 31, 2021 and December 31, 2020, had a credit rating of "AA" or higher.

The Company's "other investments" on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2021 and December 31, 2020, investment in FHLBB stock totaled $4.8 million and $6.2 million, respectively, and our investment in FRB stock was $5.4 million at each date.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using level 1 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value.

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period, our AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of March 31, 2021 or December 31, 2020.

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period our HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our HTM debt securities as of March 31, 2021 or December 31, 2020.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at March 31, 2021, compared to December 31, 2020, remains relatively unchanged and well positioned to provide a stable source of cash flow. At March 31, 2021 and December 31, 2020, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.3 and 3.9 years, respectively.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 73% of the loan portfolio as of March 31, 2021 and December 31, 2020. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 8%, respectively, of our total loan portfolio as of March 31, 2021 and December 31, 2020. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and on-line residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	March 31, 2021	December 31, 2020	($)	(%)
Commercial real estate - non owner-occupied	$1,116,617	$1,097,975	$18,642	2%
Commercial real estate - owner-occupied	273,710	271,495	2,215	1%
Commercial	366,159	381,494	(15,335)	(4)%
SBA PPP	169,407	135,095	34,312	25%
Residential real estate	1,051,765	1,054,798	(3,033)	—%
Consumer and home equity	259,388	278,965	(19,577)	(7)%
Total loans	$3,237,046	$3,219,822	$17,224	1%
Commercial Loan Portfolio	$1,925,893	$1,886,059	$39,834	2%
Retail Loan Portfolio	1,311,153	1,333,763	(22,610)	(2)%
Commercial Portfolio Mix	59%	59%
Retail Portfolio Mix	41%	41%

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. In the first quarter of 2021, the Company began originating SBA PPP loans again as a result of another round of federal stimulus that provided additional funding for the PPP program. The Company continues to participate in SBA PPP lending to customers and borrowers in need of funding due to the COVID-19 pandemic. Under the terms of the SBA PPP, loans issued may be forgiven in part or in full should the borrower meet certain conditions. In this instance, the Company will seek payment for the forgivable portion of the loan from the SBA. Loans made under the SBA PPP may have terms of two or five years, are fully guaranteed by the SBA, and have a fixed rate of 1.0%. For originating the loans, the Company receives an origination fee, paid by the SBA, based on a tiered structure that is dependent on each individual loan size. These fees were capitalized as origination fees and earned over the life of the loan in accordance with the Company's policy. As of March 31, 2021 and December 31, 2020, there were $5.1 million and $2.2 million of SBA PPP loan origination fees yet to be recognized, respectively. As SBA PPP loans are forgiven, these loan balances will decrease and unearned fees will be recognized.

Asset Quality
Asset quality is of the upmost importance and continues to be of great focus to the Company, particularly in light of COVID-19 and its impact on our markets and economies. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio.

The Board of Directors monitors credit risk through: (i) the Directors' Credit Committee, which reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels; and (ii) the Audit Committee, which has approval authority and oversight responsibility for ACL adequacy and methodology.

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

In response to the COVID-19 pandemic, we have worked directly with businesses and consumers to provide temporary debt relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. For these loans receiving temporary debt relief, we provided such relief under the guidance of the CARES Act and bank regulatory guidance that enabled such qualifying loans to be exempted from assessment under TDR accounting guidance. All loans granted temporary debt relief met the TDR exemption criteria under authoritative guidance, and, therefore, were not individually assessed, designated or accounted for as a TDR. In addition, these loans that were granted temporary debt relief were not automatically downgraded into lower credit risk ratings. Instead, we have monitored, and continue to, actively monitor these loans for any sign of more permanent credit deterioration, and should such occur, a future downgrade and/or change in accrual status may occur. Lastly, in order to qualify for temporary debt relief, these loans were required to be current with terms of payments in accordance with the CARES Act and bank regulatory guidance at the time of relief. At March 31, 2021 and

December 31, 2020, the payment status of loans operating under a temporary payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

At March 31, 2021 and December 31, 2020, the amortized cost of loans operating under a short-term temporary debt relief program was $2.4 million and $26.5 million, respectively. In late December 2020, another stimulus package was signed into law to provide additional COVID-19 relief for businesses and consumers. This stimulus package permits the Company the opportunity to again provide temporary debt relief to borrowers impacted by COVID-19. As of March 31, 2021, the Company had not provided any additional temporary debt relief to borrowers; however, such relief may be made in the future on a case-by-case basis.

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate - non owner-occupied	$170	$366
Commercial real estate - owner-occupied	139	146
Commercial	1,737	1,607
SBA PPP	—	—
Residential real estate	3,637	3,477
Consumer and home equity	1,897	2,000
Total non-accrual loans	7,580	7,596
Accruing TDRs not included above	2,579	2,818
Total non-performing loans	10,159	10,414
Other real estate owned	204	236
Total non-performing assets	$10,363	$10,650
Non-accrual loans to total loans	0.23%	0.24%
Non-performing loans to total loans	0.31%	0.32%
ACL on loans to non-performing loans	352.15%	363.60%
Non-performing assets to total assets	0.20%	0.22%
ACL on loans to non-performing assets	345.22%	355.54%

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2021, potential problem loans amounted to $186,000, or 0.01% of total loans.

Past Due Loans

Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Accruing loans 30-89 days past due:
Commercial real estate - non owner-occupied	$102	$50
Commercial real estate - owner-occupied	75	—
Commercial	425	430
SBA PPP	—	—
Residential real estate	772	2,297
Consumer and home equity	264	440
Total	$1,638	$3,217
Accruing loans 30-89 days past due to total loans	0.05%	0.10%

ACL

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2020
(Dollars in thousands)	2021	2020
	(CECL)	(Incurred Loss)	(CECL)
ACL on loans at the beginning of the period	$37,865	$25,171	$25,171
Impact of CECL adoption	—	—	233
(Credit) provision for loan losses	(1,854)	1,772	13,215
Charge-offs:
Commercial real estate - non owner-occupied	—	—	82
Commercial real estate - owner-occupied	—	50	21
Commercial	147	253	1,130
SBA PPP	—	—	—
Residential real estate	53	96	121
Consumer and home equity	87	91	484
Total charge-offs	287	490	1,838
Recoveries:
Commercial real estate - non owner-occupied	—	1	107
Commercial real estate - owner-occupied	2	3	13
Commercial	43	53	572
SBA PPP	—	—	—
Residential real estate	—	2	292
Consumer and home equity	6	9	100
Total recoveries	51	68	1,084
Net charge-offs	236	422	754
ACL on loans at the end of the period	$35,775	$26,521	$37,865
Components of ACL:
ACL on loans	$35,775	$26,521	$37,865
ACL on off-balance sheet credit exposures	2,466	24	2,568
ACL at end of the period	$38,241	$26,545	$40,433
Net charge-offs (annualized) to average loans	0.03%	0.05%	0.02%
(Credit) provision for loan losses (annualized) to average loans	(0.23)%	0.23%	0.40%
ACL on loans to total loans	1.11%	0.84%	1.18%
ACL on loans to net charge-offs (annualized)	3,789.72%	1,571.15%	5,021.88%

ACL on Loans

During the first quarter of 2021, there were no significant changes in our modeling methodology to determine the ACL on loans at March 31, 2021. The significant key assumptions used with the ACL on loans calculation at March 31, 2021 and December 31, 2020, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of March 31, 2021 and December 31, 2020, the recorded ACL on loans was $35.8 million and $37.9 million, respectively, and represented our best estimate. The decrease in the ACL on loans during the first quarter of $2.1 million was driven by an improvement in management's forecast of its macroeconomic factors over its one-year forecast period.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on loans is reviewed periodically within a calendar quarter to assess trends in CECL key assumptions and asset quality, and consider their impact on the Company's financial condition.

ACL on Off-Balance Sheet Credit Exposures

During the first quarter of 2021, there were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures as of March 31, 2021. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The decrease in the ACL on off-balance sheet credit exposures during the first quarter of 2021 of $102,000 was also driven by the improvement in management's forecast of its macroeconomic factors over its one-year forecast period.

The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the ACL on off-balance sheet credit exposures were presented within (credit) provision for credit losses on the consolidated statements of income.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

Liabilities and Shareholders’ Equity

Deposits

At March 31, 2021, deposits totaled $4.2 billion, an increase of $206.4 million, or 5%, since December 31, 2020. The increase in deposits during the first quarter of 2021 was driven by an increase in core deposits (non-GAAP) of $212.8 million, or 6%. The increase was driven by another round of stimulus provided to businesses and consumers in response to the COVID-19 pandemic driving higher checking, savings and money mark account balances.

The Company's loan-to-deposit ratio was 77% at March 31, 2021, compared to 80% at December 31, 2020.

Borrowings

At March 31, 2021, total borrowings were $245.7 million, a decrease of $1.0 million since December 31, 2020. During the first quarter of 2021, in light of its liquidity position, the Company terminated a $25.0 million long-term borrowing contract with the FHLBB under which advances had an interest rate of 0.98%, and incurred a one-time prepayment penalty of $514,000.

On April 16, 2021, the Company redeemed in full $15.0 million of subordinated notes that had a 5.50% interest rate, at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest. As of March 31, 2021, the Company's $15.0 million of subordinated notes provided 38 basis points of tier 2 capital for its total risk-based capital ratio. The Company's total risk-based capital ratio at March 31, 2021, was 16.00%, well in excess of regulatory requirements.

Shareholders' Equity

On March 30, 2021, the Company announced a $0.03, or 9%, increase in its quarterly cash dividend to shareholders to $0.36 per share, payable on April 30, 2021 to shareholders of record as of April 15, 2021. As of March 31, 2021, the Company's annualized dividend yield was 3.01% based on Camden National's closing share price of $47.86, as reported by NASDAQ.

In the first quarter of 2021, the Company's Board of Directors authorized the purchase of up to 750,000 shares of our common stock, representing approximately 5.0% of the Company's issued and outstanding shares as of March 31, 2021. The Company did not repurchase any shares during the first quarter of 2021.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2020
	2021	2020
Financial Ratios
Average equity to average assets	10.81%	10.70%	10.39%
Common equity ratio	10.46%	10.72%	10.81%
Tangible common equity ratio (non-GAAP)	8.71%	8.78%	8.99%
Dividend payout ratio	27.27%	37.08%	33.33%
Per Share Data
Book value per share	$35.64	$32.95	$35.50
Tangible book value per share (non-GAAP)	29.12	26.39	28.96
Dividends declared per share	0.36	0.33	1.32

Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2021 and December 31, 2020, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the three months ended March 31, 2021, average deposits (excluding brokered deposits) of $3.8 billion increased $414.7 million, or 12%, compared to the same period last year. Average core deposits (non-GAAP) of $3.4 billion for the three months ended March 31, 2021, increased $615.2 million, or 22%, compared to the same period a year ago. Included within our average money market deposits for the three months ended March 31, 2021 and 2020, were $57.6 million and $75.6 million, respectively, of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the three months ended March 31, 2021, average total borrowings (including brokered deposits) decreased $38.7 million, or 7%, to $524.1 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $58.9 million as of March 31, 2021. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 17, 2021.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $532.1 million and $529.3 million at March 31, 2021 and December 31, 2020, respectively, which amounted to 10% and 11% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the three months ended March 31, 2021.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $5.4 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2021 and 2020, the Bank declared dividends payable to the Company in the amount of $17.0 million and $6.9 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2021 and December 31, 2020, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET COMMITMENTS

Off-Balance Sheet Financial Instruments

Credit Commitments and Standby Letters of Credit

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

Refer to Note 7 of the consolidated financial statements for additional details.

Derivatives

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

Refer to Note 8 of the consolidated financial statements for additional details.

Hedge Instruments

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

Refer to Note 8 of the consolidated financial statements for additional details.

At March 31, 2021, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$696,086	$391,420	$18,893	$15,712	$270,061
Standby letters of credit	4,855	3,344	70	—	1,441
Customer loan swaps - notional value	740,480	6,169	49,466	146,706	538,139
Interest rate contracts - notional value	253,000	10,000	50,000	100,000	93,000
Fixed-rate mortgage interest rate lock commitments - notional value	81,807	81,807	—	—	—
Forward delivery commitments - notional value	22,225	22,225	—	—	—
Total	$1,798,453	$514,965	$118,429	$262,418	$902,641

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At March 31, 2021, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$14,950	$1,332	$2,461	$1,998	$9,159
Finance leases	7,660	307	621	633	6,099
Retail repurchase agreements	186,408	186,408	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Subordinated debentures(1)	15,000	—	—	15,000	—
Other contractual obligations	3,065	3,065	—	—	—
Total	$271,414	$191,112	$3,082	$17,631	$59,589
(1)    On April 16, 2021, the Company redeemed in full $15.0 million of subordinated notes that had a 5.50% interest rate, at redemption price equal to the principal amount of the notes plus accrued and unpaid interest.

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group to develop and oversee the Company’s response. The Pandemic Work Group has: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated and continues to monitor the temporary loan relief programs; (vi) oversaw the roll out of the SBA PPP loan program and continues to monitor; (vii) developed our branch network plan, including determinations of which branches should be closed in order to best allocate resources; and (viii) developed a plan for, and oversaw the re-opening of branches in June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers. In addition, the Pandemic Work Group is currently formulating the Company's short- and long-term strategy for returning its employees that continue to work remotely back to its locations safely in compliance with health officials' guidelines.

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

There have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding the Company's risk management.

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

As of March 31, 2021 and 2020, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2021	March 31, 2020
Year 1
+200 basis points	2.61%	(0.97)%
-100 basis points	(0.94)%	(0.18)%
Year 2
+200 basis points	10.03%	4.51%
-100 basis points	(9.80)%	(3.79)%

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

Although a significant number of our employees continue to work from home as a result of the COVID-19 pandemic, we have concluded that these changes in work arrangements did not have a material effect on our internal controls over financial reporting during the first quarter of 2021. There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for discussion of these risks.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1	Camden National Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on March 30, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	iXBRL (Inline eXtensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in iXBRL: (i) Consolidated Statements of Condition - March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 6, 2021
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory A. White	May 6, 2021
Gregory A. White	Date
Chief Financial Officer and Principal Financial & Accounting Officer