Form 10-Q
period 2021-06-30
CAMDEN NATIONAL CORP
filed 2021-08-05
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 30, 2021:  Common stock (no par value) 14,951,200 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$46,326	$49,524
Interest-bearing deposits in other banks (including restricted cash)	57,407	96,250
Total cash, cash equivalents and restricted cash	103,733	145,774
Investments:
Trading securities	4,354	4,161
Available-for-sale securities, at fair value (book value of $1,381,864 and $1,078,474, respectively)	1,399,823	1,115,813
Held-to-maturity securities, at amortized cost (fair value of $1,397 and $1,411, respectively)	1,294	1,297
Other investments	10,224	11,541
Total investments	1,415,695	1,132,812
Loans held for sale, at fair value (book value of $14,887 and $40,499, respectively)	15,140	41,557
Loans	3,285,916	3,219,822
Less: allowance for credit losses on loans	(32,060)	(37,865)
Net loans	3,253,856	3,181,957
Goodwill	94,697	94,697
Core deposit intangible assets	2,516	2,843
Bank-owned life insurance	96,062	94,877
Premises and equipment, net	39,050	39,884
Deferred tax assets	13,237	11,956
Other assets	118,083	152,388
Total assets	$5,152,069	$4,898,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,183,403	$792,550
Interest checking	1,138,273	1,288,575
Savings and money market	1,355,316	1,282,886
Certificates of deposit	334,336	357,666
Brokered deposits	282,786	283,567
Total deposits	4,294,114	4,005,244
Short-term borrowings	170,413	162,439
Long-term borrowings	—	25,000
Subordinated debentures	44,331	59,331
Accrued interest and other liabilities	97,663	117,417
Total liabilities	4,606,521	4,369,431
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,951,067 and 14,909,097 shares on June 30, 2021 and December 31, 2020, respectively	132,278	131,072
Retained earnings	404,602	377,502
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale debt securities, net of tax	14,097	29,310
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(1,826)	(4,626)
Net unrecognized loss on postretirement plans, net of tax	(3,603)	(3,944)
Total accumulated other comprehensive income	8,668	20,740
Total shareholders’ equity	545,548	529,314
Total liabilities and shareholders’ equity	$5,152,069	$4,898,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$30,865	$33,120	$61,425	$67,165
Taxable interest on investments	4,376	4,883	8,205	9,761
Nontaxable interest on investments	763	828	1,491	1,615
Dividend income	102	167	207	335
Other interest income	160	180	326	515
Total interest income	36,266	39,178	71,654	79,391
Interest Expense
Interest on deposits	1,921	3,392	3,984	10,054
Interest on borrowings	176	359	332	1,197
Interest on subordinated debentures	640	888	1,445	1,775
Total interest expense	2,737	4,639	5,761	13,026
Net interest income	33,529	34,539	65,893	66,365
(Credit) provision for credit losses	(3,403)	9,398	(5,359)	11,173
Net interest income after (credit) provision for credit losses	36,932	25,141	71,252	55,192
Non-Interest Income
Mortgage banking income, net	2,598	4,691	9,707	8,225
Debit card income	3,112	2,391	5,848	4,532
Income from fiduciary services	1,707	1,603	3,233	3,105
Service charges on deposit accounts	1,517	1,337	3,056	3,349
Brokerage and insurance commissions	939	622	1,892	1,279
Bank-owned life insurance	591	614	1,185	1,303
Customer loan swap fees	—	57	—	171
Other income	856	745	1,614	1,499
Total non-interest income	11,320	12,060	26,535	23,463
Non-Interest Expense
Salaries and employee benefits	15,318	13,627	29,840	27,954
Furniture, equipment and data processing	2,947	2,710	5,974	5,500
Net occupancy costs	1,805	1,997	3,756	4,000
Debit card expense	1,074	878	2,060	1,812
Consulting and professional fees	997	1,181	1,860	1,964
Regulatory assessments	487	299	990	461
Amortization of core deposit intangible assets	164	171	328	341
Other real estate owned and collection (recoveries) costs, net	(25)	98	(216)	199
Other expenses	2,823	2,548	5,897	5,839
Total non-interest expense	25,590	23,509	50,489	48,070
Income before income tax expense	22,662	13,692	47,298	30,585
Income Tax Expense	4,519	2,752	9,415	6,152
Net Income	$18,143	$10,940	$37,883	$24,433
Per Share Data
Basic earnings per share	$1.21	$0.73	$2.53	$1.62
Diluted earnings per share	$1.21	$0.73	$2.52	$1.62
Weighted average number of common shares outstanding	14,943,486	14,959,851	14,930,017	15,031,525
Diluted weighted average number of common shares outstanding	15,007,471	14,997,611	14,994,138	15,069,132
Cash dividends declared per share	$0.36	$0.33	$0.72	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net Income	$18,143	$10,940	$37,883	$24,433
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities, net of tax	2,296	7,130	(15,213)	26,060
Net change in unrealized loss on cash flow hedging derivatives, net of tax	(2,364)	52	2,800	(702)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	171	133	341	266
Other comprehensive income (loss)	103	7,315	(12,072)	25,624
Comprehensive Income	$18,246	$18,255	$25,811	$50,057

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2020	14,951,597	$131,498	$349,141	$12,041	$492,680
Net income	—	—	10,940	—	10,940
Other comprehensive income, net of tax	—	—	—	7,315	7,315
Stock-based compensation expense	—	530	—	—	530
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	11,444	(47)	—	—	(47)
Cash dividends declared ($0.33 per share)	—	—	(4,951)	—	(4,951)
Balance at June 30, 2020	14,963,041	$131,981	$355,130	$19,356	$506,467
Balance at March 31, 2021	14,928,434	$131,695	$391,860	$8,565	$532,120
Net income	—	—	18,143	—	18,143
Other comprehensive income, net of tax	—	—	—	103	103
Stock-based compensation expense	—	811	—	—	811
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	22,633	(228)	—	—	(228)
Cash dividends declared ($0.36 per share)	—	—	(5,401)	—	(5,401)
Balance at June 30, 2021	14,951,067	$132,278	$404,602	$8,668	$545,548

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Net income	—	—	24,433	—	24,433
Other comprehensive income, net of tax	—	—	—	25,624	25,624
Stock-based compensation expense	—	951	—	—	951
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	35,353	(100)	—	—	(100)
Common stock repurchased	(217,031)	(7,973)	—	—	(7,973)
Cash dividends declared ($0.66 per share)	—	—	(9,883)	—	(9,883)
Balance at June 30, 2020	14,963,041	$131,981	$355,130	$19,356	$506,467
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	37,883	—	37,883
Other comprehensive loss, net of tax	—	—	—	(12,072)	(12,072)
Stock-based compensation expense	—	1,514	—	—	1,514
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	41,970	(308)	—	—	(308)
Cash dividends declared ($0.72 per share)	—	—	(10,783)	—	(10,783)
Balance at June 30, 2021	14,951,067	$132,278	$404,602	$8,668	$545,548

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating Activities
Net Income	$37,883	$24,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Originations of mortgage loans held for sale	(277,778)	(194,149)
Proceeds from the sale of mortgage loans	312,474	176,250
Gain on sale of mortgage loans, net of origination costs	(9,084)	(6,095)
(Credit) provision for credit losses	(5,359)	11,173
Depreciation and amortization expense	1,826	1,892
Investment securities amortization and accretion, net	3,733	1,755
Stock-based compensation expense	1,514	951
Amortization of core deposit intangible assets	328	341
Purchase accounting accretion, net	(435)	(617)
Net decrease (increase) in derivative collateral posted	22,090	(30,820)
Decrease (increase) in other assets	3,385	(7,789)
(Decrease) increase in other liabilities	(6,072)	3,188
Net cash provided by (used in) by operating activities	84,505	(19,487)
Investing Activities
Proceeds from available-for-sale debt securities	175,036	108,396
Purchase of available-for-sale debt securities	(482,156)	(206,496)
Net increase in loans	(66,366)	(231,369)
Purchase of Federal Home Loan Bank stock	(12)	(9,232)
Proceeds from sale of Federal Home Loan Bank stock	1,329	7,754
Purchase of premises and equipment	(1,176)	(2,261)
Recoveries of previously charged-off loans	208	170
Proceeds from the sale of other real estate owned	465	—
Net cash used in investing activities	(372,672)	(333,038)
Financing Activities
Net increase in deposits	288,870	458,624
Net proceeds from (repayments of) borrowings less than 90 days	7,974	(22,811)
Proceeds from Federal Home Loan Bank long-term advances	—	25,000
Repayments of Federal Home Loan Bank long-term advances	(25,000)	(10,000)
Repayment of subordinated debt	(15,000)	—
Common stock repurchases	(11)	(7,973)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(308)	(100)
Cash dividends paid on common stock	(10,323)	(9,954)
Finance lease payments	(76)	(69)
Net cash provided by financing activities	246,126	432,717
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,041)	80,192
Cash, cash equivalents, and restricted cash at beginning of period	145,774	75,636
Cash, cash equivalents and restricted cash at end of period	$103,733	$155,828
Supplemental information
Interest paid	$5,874	$13,528
Income taxes paid	10,294	279
Transfer from premises to other real estate owned	204	24

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2021 and December 31, 2020, the consolidated statements of income for the three and six months ended June 30, 2021 and 2020, the consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc. as of and for the three and six months ended June 30, 2021, and HPFC, Property A, Inc. and Property P, Inc. as of and for the three and six months ended June 30, 2020). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2021, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2021

The Company adopted and updated its accounting policy for the following accounting standards that have been applied to the Company's interim consolidated financial statements for the three and six months ended June 30, 2021:

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of June 30, 2021 and December 31, 2020, the fair value of the Company's trading securities were $4.4 million and $4.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's Executive Deferred Compensation Plan and Director Deferred Compensation Plan.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
Obligations of U.S. government sponsored enterprises	$7,200	$2	$(119)	$7,083
Obligations of states and political subdivisions	112,792	6,116	(255)	118,653
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	829,611	13,290	(3,360)	839,541
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	423,244	5,782	(3,724)	425,302
Subordinated corporate bonds	9,017	245	(18)	9,244
Total AFS debt securities	$1,381,864	$25,435	$(7,476)	$1,399,823
December 31, 2020
Obligations of states and political subdivisions	$119,608	$7,627	$(115)	$127,120
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	547,396	19,796	(574)	566,618
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	399,937	10,652	(135)	410,454
Subordinated corporate bonds	11,533	186	(98)	11,621
Total AFS debt securities	$1,078,474	$38,261	$(922)	$1,115,813

As of June 30, 2021 and December 31, 2020, there was no allowance carried on AFS debt securities in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").

The net unrealized gains on AFS debt securities reported within AOCI at June 30, 2021, were $14.1 million, net of a deferred tax liability of $3.9 million. The net unrealized gains on AFS investments reported within AOCI at December 31, 2020, were $29.3 million, net of a deferred tax liability of $8.0 million.

For the three and six months ended June 30, 2021 and 2020, the Company did not sell any AFS debt securities.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Obligations of U.S. government sponsored enterprises	3	$6,081	$(119)	$—	$—	$6,081	$(119)
Obligations of states and political subdivisions	2	1,294	(2)	2,265	(253)	3,559	(255)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	54	329,607	(3,358)	297	(2)	329,904	(3,360)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	42	211,308	(3,665)	4,063	(59)	215,371	(3,724)
Subordinated corporate bonds	2	1,982	(18)	—	—	1,982	(18)
Total AFS debt securities	103	$550,272	$(7,162)	$6,625	$(314)	$556,897	$(7,476)
December 31, 2020
Obligations of states and political subdivisions	1	$2,404	$(115)	$—	$—	$2,404	$(115)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	15	61,222	(568)	980	(6)	62,202	(574)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	9	39,107	(135)	—	—	39,107	(135)
Subordinated corporate bonds	5	4,902	(98)	—	—	4,902	(98)
Total AFS debt securities	30	$107,635	$(916)	$980	$(6)	$108,615	$(922)

For the three and six months ended June 30, 2021 and 2020, the unrealized losses on Company's AFS debt securities have not been recognized within income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

At June 30, 2021 and December 31, 2020, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $3.3 million and $3.1 million respectively and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at June 30, 2021, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost		Fair Value
Due in one year or less	$3,018		$3,072
Due after one year through five years	4,276		4,641
Due after five years through ten years	74,599		77,814
Due after ten years	47,116		49,453
Subtotal	129,009		134,980
Mortgage-related securities	1,252,855		1,264,843
Total	$1,381,864	1381864000	$1,399,823

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Obligations of states and political subdivisions	$1,294	$103	$—	$1,397
Total HTM debt securities	$1,294	$103	$—	$1,397
December 31, 2020
Obligations of states and political subdivisions	$1,297	$114	$—	$1,411
Total HTM debt securities	$1,297	$114	$—	$1,411

As of June 30, 2021 and December 31, 2020, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. The HTM debt securities portfolio was comprised solely of high credit quality (rated AA or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As a result, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at June 30, 2021 or December 31, 2020.

As of June 30, 2021 and December 31, 2020, none of the Company's HTM debt securities were past due or on non-accrual status. For the three and six months ended June 30, 2021 and 2020, the Company did not recognize any interest income on non-accrual HTM debt securities. At June 30, 2021 and December 31, 2020, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $10,000, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at June 30, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	868	933
Due after five years through ten years	426	464
Due after ten years	—	—
Total	$1,294	$1,397

AFS and HTM Debt Securities Pledged

At June 30, 2021 and December 31, 2020, AFS and HTM debt securities with an amortized cost of $500.8 million and $485.0 million and estimated fair values of $512.9 million and $507.1 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and six months ended June 30, 2021 and 2020.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
FHLBB	$4,850	$6,167
FRB	5,374	5,374
Total other investments	$10,224	$11,541

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Commercial Loans:
Commercial real estate - non owner-occupied	$1,127,200	$1,097,975
Commercial real estate - owner-occupied	296,697	271,495
Commercial	367,093	381,494
SBA PPP	126,064	135,095
Total commercial loans	1,917,054	1,886,059
Retail Loans:
Residential real estate	1,120,917	1,054,798
Home equity	228,690	258,573
Consumer	19,255	20,392
Total retail loans	1,368,862	1,333,763
Total loans	$3,285,916	$3,219,822

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Net unamortized fair value mark discount on acquired loans	$(857)	$(1,291)
Net unamortized loan (fees) origination costs(1)	(2,012)	856
Total	$(2,869)	$(435)
(1)    The change in net unamortized loan (fees) origination costs from December 31, 2020 to June 30, 2021, was primarily driven by SBA PPP loan origination fees capitalized during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, unamortized loan fees on originated SBA PPP loans were $5.4 million and $2.2 million, respectively.

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

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. For the six months ended June 30, 2021, the Company originated 1,620 SBA PPP loans totaling $102.2 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. For the year ended December 31, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million. This program provided qualifying businesses a specialized low-interest loan by the U.S. Treasury Department and is administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits.

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At June 30, 2021 and December 31, 2020, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended June 30, 2021 and 2020, the Company sold $110.8 million and $197.8 million, respectively, of fixed rate residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $2.9 million and $4.6 million, respectively. For the six months ended June 30, 2021 and 2020, the Company sold $303.4 million and $267.0 million, respectively, of fixed rate residential mortgage loans on the secondary market which resulted in gains on the sale of loans (net of costs) of $9.1 million and $6.1 million.

At June 30, 2021 and December 31, 2020, the Company had certain residential mortgage loans with a principal balance of $14.9 million and $40.5 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2021 and December 31, 2020, recorded an unrealized gain of $253,000 and $1.1 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded an unrealized gain on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $267,000 and $1.3 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an unrealized (loss) gain on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of ($804,000) and $742,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at June 30, 2021 and December 31, 2020. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Credit Risk Administration and the Credit Risk Policy Committee oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system. The adequacy of the ACL, including the ACL on loans, is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Risk, Compliance, and Commercial and Retail Banking. The Management Provision Committee is further supported by other management-level committees to ensure the adequacy of the ACL. The Management Provision Committee supports the oversight efforts of the director-level committees discussed in the paragraph above and the Board of Directors. The Company's practice is to manage its loan portfolio proactively such that management can identify problem credits early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions.

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

Commercial Real Estate - Owner-Occupied. Generally, owner-occupied commercial real estate loans are properties that are owned and operated by the borrower, and the primary source for repayment is the cash flow from the ongoing operations and activities conducted by the borrower's business. Owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, commercial/retail office space, restaurants, educational and medical practice facilities and other specific use properties. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program during the year ended December 31, 2020 have terms of two or five years, and those made for the six months ended June 30, 2021 have a term of five years. SBA PPP loans are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. These loans were originated under the guidance of the SBA, which has been subject to change.

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

The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$22,473	$2,548	$5,170	$87	$3,093	$2,176	$228	$35,775
Loans charged off	—	—	(259)	—	(35)	(107)	(19)	(420)
Recoveries	—	3	67	—	70	—	17	157
(Credit) provision for loan losses	(2,896)	(35)	(636)	(21)	77	(4)	63	(3,452)
Ending balance, June 30, 2021	$19,577	$2,516	$4,342	$66	$3,205	$2,065	$289	$32,060
At or For The Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(406)	—	(88)	(145)	(68)	(707)
Recoveries	—	5	110	—	70	—	23	208
(Credit) provision for loan losses	(2,201)	(321)	(2,065)	(3)	(251)	(406)	(59)	(5,306)
Ending balance, June 30, 2021	$19,577	$2,516	$4,342	$66	$3,205	$2,065	$289	$32,060
At or For The Year Ended December 31, 2020
Beginning balance, December 31, 2019	$10,924	$1,490	$3,985	$—	$5,842	$2,423	$507	$25,171
Impact of adopting CECL(1)	(668)	(90)	1,548	—	(1,129)	792	(220)	233
Loans charged off	(82)	(21)	(1,130)	—	(121)	(317)	(167)	(1,838)
Recoveries	107	13	572	—	292	33	67	1,084
Provision (credit) for loan losses	11,497	1,440	1,728	69	(1,410)	(315)	206	13,215
Ending balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
(1)    The Company adopted ASU 2016-13, "CECL," effective January 1, 2020 but applied to reporting periods on or after October 1, 2020.

During the six months ended June 30, 2021, there were no significant changes in our CECL modeling methodology to determine the ACL on loans at June 30, 2021. The significant key assumptions used with the ACL on loans calculation at June 30, 2021 and December 31, 2020, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

The ACL on loans, as presented and accounted for under the CECL methodology, decreased $5.8 million during the six months ended June 30, 2021, to $32.1 million as of June 30, 2021. The decrease in the ACL on loans was driven by an overall improvement in management's forecast of macroeconomic factors over a one-year forecast period.

The following table presents activity in the ACL on loans and select loan information by portfolio segment, under the incurred loss methodology, for the periods indicated:

(In thousands)	Commercial Real Estate(1)	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three and Six Months Ended June 30, 2020
Allowance for the three months ended:
Beginning balance	$13,374	$4,297	$—	$5,897	$2,480	$473	$26,521
Loans charged off	(21)	(420)	—	—	(17)	(26)	(484)
Recoveries	3	63	—	21	—	15	102
Provision	5,030	909	113	2,685	621	42	9,400
Ending balance	$18,386	$4,849	$113	$8,603	$3,084	$504	$35,539
Allowance for the six months ended:
Beginning balance	$12,414	$3,985	$—	$5,842	$2,423	$507	$25,171
Loans charged off	(71)	(673)	—	(96)	(51)	(83)	(974)
Recoveries	7	116	—	23	4	20	170
Provision(1)	6,036	1,421	113	2,834	708	60	11,172
Ending balance	$18,386	$4,849	$113	$8,603	$3,084	$504	$35,539
Allowance balance attributable to loans:
Individually evaluated for impairment	$35	$—	$—	$338	$89	$—	$462
Collectively evaluated for impairment	18,351	4,849	113	8,265	2,995	504	35,077
Total ending allowance	$18,386	$4,849	$113	$8,603	$3,084	$504	$35,539
Loans:
Individually evaluated for impairment	$461	$179	$—	$3,153	$370	$—	$4,163
Collectively evaluated for impairment	1,310,524	428,007	218,803	1,051,180	290,445	22,919	3,321,878
Total ending loans balance	$1,310,985	$428,186	$218,803	$1,054,333	$290,815	$22,919	$3,326,041
(1)    Includes both commercial real estate - non owner-occupied and owner-occupied loan segments.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of June 30, 2021, the Company's total exposure to the lessors of nonresidential buildings' industry was 14% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2021.

COVID-19 Loan Deferral Program

In response to the COVID-19 pandemic, the Company worked with businesses and consumers through the year ended 2020 to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. All loans that were granted temporary payment relief during the year ended 2020 complied with the terms of the CARES Act, which was signed into law in March 2020, and bank regulator guidance, and thus were not individually assessed, designated or accounted for as TDRs.

The Company did not issue or extend temporary debt relief to customers due to COVID-19 hardships during the six months ended June 30, 2021. However, the Company may do so on case-by-case under bank regulator guidance or the Consolidated Appropriations Act of 2021, which extended the provisions within the CARES Act that provided TDR accounting relief to the earlier of: (i) December 31, 2021 or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 terminates.

At June 30, 2021, the Company did not have any loans operating under temporary short-term payment deferral arrangements due to being impacted by the COVID-19 pandemic, compared to $26.5 million at December 31, 2020. The majority of these loans have returned to normal payment status or have since fully paid-off. Of those loans that were previously operating under a short-term deferral arrangement, $1.3 million were classified as non-accrual and $536,000 were 30-89 days past due as of June 30, 2021.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the dates indicated:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2021
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$97,672	$195,046	$208,784	$126,420	$104,904	$337,990	$—	$—	$1,070,816
Special mention (Grade 7)	97	7,337	1,490	—	4,342	3,924	—	—	17,190
Substandard (Grade 8)	216	1,693	224	10,112	397	26,552	—	—	39,194
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	97,985	204,076	210,498	136,532	109,643	368,466	—	—	1,127,200
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	44,361	34,774	32,982	46,093	49,000	81,397	—	—	288,607
Special mention (Grade 7)	—	—	—	3,458	—	1,444	—	—	4,902
Substandard (Grade 8)	—	—	71	—	1,829	1,288	—	—	3,188
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	44,361	34,774	33,053	49,551	50,829	84,129	—	—	296,697
Commercial
Risk rating
Pass (Grades 1-6)	49,954	51,324	57,039	34,303	17,277	37,592	83,722	31,487	362,698
Special mention (Grade 7)	—	—	26	21	192	469	—	23	731
Substandard (Grade 8)	—	323	966	325	121	1,342	24	563	3,664
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	49,954	51,647	58,031	34,649	17,590	39,403	83,746	32,073	367,093
SBA PPP
Risk rating
Pass (Grades 1-6)	96,794	29,270	—	—	—	—	—	—	126,064
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	96,794	29,270	—	—	—	—	—	—	126,064
Residential Real Estate
Risk rating
Pass (Grades 1-6)	261,642	316,822	136,803	83,561	59,003	257,481	882	—	1,116,194
Special mention (Grade 7)	—	—	—		—	236	—	—	236
Substandard (Grade 8)	—	—	—	144	—	4,343	—	—	4,487
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	261,642	316,822	136,803	83,705	59,003	262,060	882	—	1,120,917
Home equity
Risk rating
Performing	339	639	7,838	13,805	2,967	14,278	174,564	12,864	227,294
Non-performing	—	—	—	42	—	196	818	340	1,396
Total home equity	339	639	7,838	13,847	2,967	14,474	175,382	13,204	228,690
Consumer
Risk rating
Performing	4,364	4,873	4,664	1,859	890	1,998	579	—	19,227
Non-performing	—	9	16	—	—	3	—	—	28
Total consumer	4,364	4,882	4,680	1,859	890	2,001	579	—	19,255
Total Loans	$555,439	$642,110	$450,903	$320,143	$240,922	$770,533	$260,589	$45,277	$3,285,916

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$138,010	$224,148	$144,552	$119,409	$157,588	$264,253	$—	$—	$1,047,960
Special mention (Grade 7)	5,739	—	—	4,256	3,497	847	—	—	14,339
Substandard (Grade 8)	24	125	2,070	405	1,522	31,530	—	—	35,676
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	143,773	224,273	146,622	124,070	162,607	296,630	—	—	1,097,975
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	35,948	29,217	48,312	47,065	25,507	76,098	—	—	262,147
Special mention (Grade 7)	—	—	4,584	—	—	1,513	—	—	6,097
Substandard (Grade 8)	—	—	891	462	—	1,898	—	—	3,251
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	35,948	29,217	53,787	47,527	25,507	79,509	—	—	271,495
Commercial
Risk rating
Pass (Grades 1-6)	53,966	72,863	40,688	25,478	15,788	51,869	72,425	37,026	370,103
Special mention (Grade 7)	—	22	313	4,924	117	400	—	867	6,643
Substandard (Grade 8)	187	1,012	211	51	42	2,081	65	1,099	4,748
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	54,153	73,897	41,212	30,453	15,947	54,350	72,490	38,992	381,494
SBA PPP
Risk rating
Pass (Grades 1-6)	135,095	—	—	—	—	—	—	—	135,095
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	135,095	—	—	—	—	—	—	—	135,095
Residential Real Estate
Risk rating
Pass (Grades 1-6)	339,834	183,877	119,426	79,159	57,269	266,324	3,028	—	1,048,917
Special mention (Grade 7)	—	—	—	—	—	398	—	—	398
Substandard (Grade 8)	—	—	176	487	—	4,820	—	—	5,483
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	339,834	183,877	119,602	79,646	57,269	271,542	3,028	—	1,054,798
Home equity
Risk rating
Performing	855	9,415	17,281	3,478	1,339	17,664	194,065	12,480	256,577
Non-performing	—	—	—	—	—	207	1,241	548	1,996
Total home equity	855	9,415	17,281	3,478	1,339	17,871	195,306	13,028	258,573
Consumer
Risk rating
Performing	6,572	6,525	3,096	1,359	378	1,780	678	—	20,388
Non-performing	—	—	—	—	4	—	—	—	4
Total consumer	6,572	6,525	3,096	1,359	382	1,780	678	—	20,392
Total Loans	$716,230	$527,204	$381,600	$286,533	$263,051	$721,682	$271,502	$52,020	$3,219,822

Past Due and Non-Accrual Loans

The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled, or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan will return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period, generally at least six months. Unsecured loans, however, are not normally placed on non-accrual status because they are generally charged-off once their collectability is in doubt.

All loans that were granted temporary payment relief due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act and bank regulatory guidance at the time of initial relief. As of June 30, 2021, all loans that were once granted temporary debt relief and had outstanding principal balances have returned to regular payment status. As of December 31, 2020, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower. Of those loans operating under a short-term deferral arrangement, $1.3 million were classified as non-accrual and $536,000 were 30-89 days past due as of June 30, 2021, compared to $457,000 and $1.2 million, respectively, as of December 31, 2020.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
June 30, 2021
Commercial real estate - non owner-occupied	$99	$—	$63	$162	$1,127,038	$1,127,200	$—
Commercial real estate - owner-occupied	—	—	47	47	296,650	296,697
Commercial	183	—	836	1,019	366,074	367,093	—
SBA PPP	—	—	—	—	126,064	126,064	—
Residential real estate	489	155	1,570	2,214	1,118,703	1,120,917	—
Home equity	236	—	919	1,155	227,535	228,690	—
Consumer	35	9	28	72	19,183	19,255	—
Total	$1,042	$164	$3,463	$4,669	$3,281,247	$3,285,916	$—
December 31, 2020
Commercial real estate - non owner-occupied	$—	$50	$173	$223	$1,097,752	$1,097,975	$—
Commercial real estate - owner-occupied	99	—	47	146	271,349	271,495	—
Commercial	430	—	857	1,287	380,207	381,494	—
SBA PPP	—	—	—	—	135,095	135,095	—
Residential real estate	1,406	1,103	2,535	5,044	1,049,754	1,054,798	—
Home equity	335	173	1,416	1,924	256,649	258,573	—
Consumer	92	67	4	163	20,229	20,392	—
Total	$2,362	$1,393	$5,032	$8,787	$3,211,035	$3,219,822	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	June 30, 2021			December 31, 2020
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non owner-occupied	$71	$15	$86	$351	$15	$366
Commercial real estate - owner-occupied	89	47	136	99	47	146
Commercial	1,459	52	1,511	1,549	58	1,607
Residential real estate	2,432	293	2,725	3,136	341	3,477
Home equity	1,396	—	1,396	1,961	35	1,996
Consumer	28	—	28	4	—	4
Total	$5,475	$407	$5,882	$7,100	$496	$7,596

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the dates indicated:

	June 30, 2021			December 31, 2020
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Commercial	$—	$623	$623	$—	$689	$689
Residential real estate	218	—	218	248	—	248
Home equity	88	—	88	—	—	—
Total	$306	$623	$929	$248	$689	$937

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $67,000 and $87,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $143,000 and $166,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accruals for the three or six months ended June 30, 2021 and 2020. An immaterial amount of accrued interest on non-accrual loans was written-off during the three and six months ended June 30, 2021 and 2020, by reversing interest income. At June 30, 2021 and December 31, 2020, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $8.6 million and $10.2 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial real estate - owner-occupied	1	2	$123	$328	$41	$37
Commercial	2	2	89	100	—	—
Residential real estate	19	21	2,383	2,638	364	364
Consumer and home equity	2	—	231	—	23	—
Total	24	25	$2,826	$3,066	$428	$401

At June 30, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.5 million and $306,000, respectively. At December 31, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $2.8 million and $248,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	2021	2020	2021	2020	2021	2020	2021	2020
For the Three Months Ended June 30,:
Home equity:
Maturity concession	1	—	$144	$—	$143	$—	$6	$—
Total	1	—	$144	$—	$143	$—	$6	$—
For the Six Months Ended June 30,:
Home equity:
Interest rate concession and payment deferral	1	—	$159	$—	$170	$—	$56	$—
Maturity concession	1	—	144	—	143	—	6	—
Total	2	—	$303	$—	$313	$—	$62	$—

As of June 30, 2021 and December 31, 2020, the Company did not have any material commitments to lend additional funds to borrowers with loans classified as TDRs.

For the three and six months ended June 30, 2021 and 2020, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

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

In-Process Foreclosure Proceedings

At June 30, 2021 and December 31, 2020, the Company had $1.3 million and $1.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.3 billion at June 30, 2021 and December 31, 2020.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Short-Term Borrowings:
Customer repurchase agreements	$170,413	$162,439
Total short-term borrowings	$170,413	$162,439
Long-Term Borrowings:
FHLBB borrowings	$—	$25,000
Total long-term borrowings	$—	$25,000

As of June 30, 2021 and December 31, 2020, the Company's subordinated debentures were $44.3 million and $59.3 million, respectively. On April 16, 2021, the Company exercised its call option on its $15.0 million of subordinated debentures, at par plus accrued interest. As of June 30, 2021, the Company's remaining subordinated debentures were comprised of two tranches of junior subordinated debentures.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$89,858	$90,015
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	80,555	70,902
Obligations of states and political subdivisions	—	1,522
Total	$170,413	$162,439
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At June 30, 2021 and December 31, 2020, certain customers held CDs totaling $1.0 million, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$753,052	$723,986
Standby letters of credit	6,441	4,735
Total	$759,493	$728,721

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company, of $2.5 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended June 30, 2021 and 2020, the provision (credit) for credit losses on off-balance sheet credit exposures was $49,000 and ($2,000), respectively. For the six months ended June 30, 2021 and 2020, the (credit) provision for credit losses on off-balance sheet credit exposures was ($53,000) and $1,000.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of June 30, 2021 and December 31, 2020.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments or the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $2.1 million will be reclassified as an increase to interest expense and an additional $1.6 million will be reclassified as an increase to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
June 30, 2021
Derivatives designated as hedging instruments
Interest rate contracts(1)	$160,000	Other assets	$6,814	$83,000	Accrued interest and other liabilities	$9,153
Total derivatives designated as hedging instruments			$6,814			$9,153
Derivatives not designated as hedging instruments
Customer loan swaps(1)	$364,977	Other assets	$27,648	$364,977	Accrued interest and other liabilities	$27,648
Fixed-rate mortgage interest rate lock commitments	37,771	Other assets	870	6,331	Accrued interest and other liabilities	54
Forward delivery commitments	11,797	Other assets	145	3,089	Accrued interest and other liabilities	17
Total derivatives not designated as hedging instruments			$28,663			$27,719
December 31, 2020
Derivatives designated as hedging instruments
Interest rate contracts	$110,000	Other assets	$5,731	$143,000	Accrued interest and other liabilities	$11,625
Total derivatives designated as hedging instruments			$5,731			$11,625
Derivatives not designated as hedging instruments
Customer loan swaps	$376,290	Other assets	$39,627	$376,290	Accrued interest and other liabilities	$39,627
Fixed-rate mortgage interest rate lock commitments	58,574	Other assets	608	28,346	Accrued interest and other liabilities	248
Forward delivery commitments	24,951	Other assets	311	15,548	Accrued interest and other liabilities	196
Total derivatives not designated as hedging instruments			$40,546			$40,071
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Derivatives in Cash Flow Hedge Relationships
For the Three Months Ended June 30, 2021
Interest rate contracts	$66	$66	$—	Interest and fees on loans	$403	$403	$—
Interest rate contracts	(1,511)	(1,511)	—	Interest on deposits	(164)	(164)	—
Interest rate contracts	(1,758)	(1,758)	—	Interest on subordinated debentures	(431)	(431)	—
Total	$(3,203)	$(3,203)	$—		$(192)	$(192)	$—

For the Six Months Ended June 30, 2021
Interest rate contracts	$(736)	$(736)	$—	Interest and fees on loans	$795	$795	$—
Interest rate contracts	1,952	1,952	—	Interest on deposits	(320)	(320)	—
Interest rate contracts	1,973	1,973	—	Interest on subordinated debentures	(853)	(853)	—
Total	$3,189	$3,189	$—		$(378)	$(378)	$—

For the Three Months Ended June 30, 2020
Interest rate contracts	$765	$765	$—	Interest and fees on loans	$247	$247	$—
Interest rate contracts	(122)	(122)	—	Interest on deposits	(22)	(22)	—
Interest rate contracts	(365)	(365)	—	Interest on borrowings	44	44	—
Interest rate contracts	(239)	(239)	—	Interest on subordinated debentures	(297)	(297)	—
Total	$39	$39	$—		$(28)	$(28)	$—

For the Six Months Ended June 30, 2020
Interest rate contracts	$5,925	$5,925	$—	Interest and fees on loans	$299	$299	$—
Interest rate contracts	(978)	(978)	—	Interest on deposits	(26)	(26)	—
Interest rate contracts	(1,123)	(1,123)	—	Interest on borrowings	48	48	—
Interest rate contracts	(4,934)	(4,934)	—	Interest on subordinated debentures	(537)	(537)	—
Total	$(1,110)	$(1,110)	$—		$(216)	$(216)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2021				2020
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$30,865	$1,921	$176	$640	$33,120	$3,392	$359	$888
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$403	$(164)	$—	$(431)	$247	$(22)	$44	$(297)
Amount of gain (loss) reclassified from AOCI into income - included component	$403	$(164)	$—	$(431)	$247	$(22)	$44	$(297)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2021				2020
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$61,425	$3,984	$332	$1,445	$67,165	$10,054	$1,197	$1,775
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$795	$(320)	$—	$(853)	$299	$(26)	$48	$(537)
Amount of gain (loss) reclassified from AOCI into income - included component	$795	$(320)	$—	$(853)	$299	$(26)	$48	$(537)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2021	2020	2021	2020
Fixed-rate mortgage interest rate lock commitments	Mortgage banking income, net	$(489)	$(1,019)	$456	$496
Forward delivery commitments	Mortgage banking income, net	(469)	(1,014)	13	(156)
Total		$(958)	$(2,033)	$469	$340

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
As of June 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $35.2 million and $50.5 million, respectively. As of June 30, 2021 and December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $36.2 million and $57.5 million, respectively. If the Company had breached any of these provisions at June 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $35.2 million and $50.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$27,648	$—	$27,648	$—	$—	$27,648
Interest rate contracts(3)	6,814	—	6,814	—	(6,662)	152
Total	$34,462	$—	$34,462	$—	$(6,662)	$27,800
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$27,648	$—	$27,648	$—	$27,648	$—
Interest rate contracts(3)	9,153	—	9,153	—	9,153	—
Total	$36,801	$—	$36,801	$—	$36,801	$—
Customer repurchase agreements	$170,413	$—	$170,413	$170,413	$—	$—
December 31, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$39,627	$—	$39,627	$—	$—	$39,627
Interest rate contracts(3)	5,731	—	5,731	—	(5,595)	136
Total	$45,358	$—	$45,358	$—	$(5,595)	$39,763
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$39,627	$—	$39,627	$—	$39,627	$—
Interest rate contracts(3)	11,625	—	11,625	—	11,625	—
Total	$51,252	$—	$51,252	$—	$51,252	$—
Customer repurchase agreements	$162,439	$—	$162,439	$162,439	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at June 30, 2021 and December 31, 2020, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2021 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2021		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"	December 31, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$509,478	15.26%	10.50%	10.00%	$498,290	15.40%	10.50%	10.00%
Tier 1 risk-based capital ratio	474,903	14.23%	8.50%	6.00%	445,858	13.78%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	431,903	12.94%	7.00%	N/A	402,858	12.45%	7.00%	N/A
Tier 1 leverage capital ratio(1)	474,903	9.48%	4.00%	N/A	445,858	9.13%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$470,146	14.14%	10.50%	10.00%	$460,611	14.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	435,571	13.10%	8.50%	8.00%	420,294	13.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	435,571	13.10%	7.00%	6.50%	420,294	13.03%	7.00%	6.50%
Tier 1 leverage capital ratio	435,571	8.72%	4.00%	5.00%	420,294	8.64%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions To Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2015, the Company issued $15.0 million of subordinated debentures, and in 2006 and 2008, it issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the subordinated debentures and the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, each within its calculation of risk-based capital. The Company's $15.0 million of subordinated debentures became subject to phase-out of Tier 2 capital 20% annually beginning in October 2020, and 20% annually thereafter, until fully phased-out by 2024. At June 30, 2021 and December 31, 2020, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

On April 16, 2021, the Company redeemed its $15.0 million of subordinated debentures in full, at par plus accrued and unpaid interest, and, thus, was no longer included as Tier 2 capital within the calculation of total risk-based capital at June 30, 2021. At December 31, 2020, $12.0 million, or 80%, of the subordinated debentures were included as Tier 2 capital within the calculation of the Company's total risk-based capital.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	Three Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Unrealized holdings gains	$2,925	$(629)	$2,296	$9,082	$(1,952)	$7,130
Net unrealized gains	2,925	(629)	2,296	9,082	(1,952)	7,130
Cash Flow Hedges:
Net (decrease) increase in fair value	(3,203)	689	(2,514)	39	(8)	31
Less: reclassified AOCI loss into interest expense(1)	(595)	128	(467)	(274)	59	(215)
Less: reclassified AOCI gain into interest income(2)	403	(86)	317	247	(53)	194
Net (decrease) increase in fair value	(3,011)	647	(2,364)	66	(14)	52
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	217	(46)	171	169	(36)	133
Other comprehensive income	$131	$(28)	$103	$9,317	$(2,002)	$7,315
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

	Six Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Unrealized holdings (losses) gains	$(19,380)	$4,167	$(15,213)	$33,197	$(7,137)	$26,060
Net unrealized (losses) gains	(19,380)	4,167	(15,213)	33,197	(7,137)	26,060
Cash Flow Hedges:
Net increase (decrease) in fair value	3,189	(685)	2,504	(1,110)	239	(871)
Less: reclassified AOCI loss into interest expense(1)	(1,173)	252	(921)	(515)	111	(404)
Less: reclassified AOCI gain into interest income(2)	795	(170)	625	299	(64)	235
Net increase (decrease) in fair value	3,567	(767)	2,800	(894)	192	(702)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	435	(94)	341	339	(73)	266
Other comprehensive (loss) income	$(15,378)	$3,306	$(12,072)	$32,642	$(7,018)	$25,624
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Debt Securities	Net Unrealized Losses (Gains) on Cash Flow Hedges	Defined Benefit Postretirement Plans	AOCI
At or For the Three Months Ended June 30, 2021
Balance at March 31, 2021	$11,801	$538	$(3,774)	$8,565
Other comprehensive income (loss) before reclassifications	2,296	(2,514)	175	(43)
Less: Amounts reclassified from AOCI	—	(150)	4	(146)
Other comprehensive income (loss)	2,296	(2,364)	171	103
Balance at June 30, 2021	$14,097	$(1,826)	$(3,603)	$8,668
At or For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive (loss) income before reclassifications	(15,213)	2,504	350	(12,359)
Less: Amounts reclassified from AOCI	—	(296)	9	(287)
Other comprehensive (loss) income	(15,213)	2,800	341	(12,072)
Balance at June 30, 2021	$14,097	$(1,826)	$(3,603)	$8,668
At or For the Three Months Ended June 30, 2020
Balance at March 31, 2020	$22,180	$(6,802)	$(3,337)	$12,041
Other comprehensive income (loss) before reclassifications	7,130	31	137	7,298
Less: Amounts reclassified from AOCI	—	(21)	4	(17)
Other comprehensive income (loss)	7,130	52	133	7,315
Balance at June 30, 2020	$29,310	$(6,750)	$(3,204)	$19,356
At or For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	26,060	(871)	275	25,464
Less: Amounts reclassified from AOCI	—	(169)	9	(160)
Other comprehensive income (loss)	26,060	(702)	266	25,624
Balance at June 30, 2020	$29,310	$(6,750)	$(3,204)	$19,356

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

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
Debit card interchange income	Debit card income	$3,112	$2,391	$5,848	$4,532
Services charges on deposit accounts	Service charges on deposit accounts	1,517	1,337	3,056	3,349
Fiduciary services income	Income from fiduciary services	1,707	1,603	3,233	3,105
Investment program income	Brokerage and insurance commissions	939	622	1,892	1,279
Other non-interest income	Other income	447	423	847	806
Total non-interest income within the scope of ASC 606		7,722	6,376	14,876	13,071
Total non-interest income not in scope of ASC 606		3,598	5,684	11,659	10,392
Total non-interest income		$11,320	$12,060	$26,535	$23,463

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit cost were as follow for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost		2021	2020	2021	2020
Service cost	Salaries and employee benefits	$126	$116	$252	$232
Interest cost	Other expenses	98	115	195	230
Recognized net actuarial loss	Other expenses	194	156	389	312
Total		$418	$387	$836	$774

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost		2021	2020	2021	2020
Service cost	Salaries and employee benefits	$6	$7	$13	$14
Interest cost	Other expenses	25	31	51	62
Recognized net actuarial loss	Other expenses	29	20	58	39
Amortization of prior service credit	Other expenses	(6)	(6)	(12)	(12)
Total		$54	$52	$110	$103

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2021	2020	2021	2020
Net income	$18,143	$10,940	$37,883	$24,433
Dividends and undistributed earnings allocated to participating securities(1)	(51)	(27)	(105)	(55)
Net income available to common shareholders	$18,092	$10,913	$37,778	$24,378
Weighted-average common shares outstanding for basic EPS	14,943,486	14,959,851	14,930,017	15,031,525
Dilutive effect of stock-based awards(2)	63,985	37,760	64,121	37,607
Weighted-average common and potential common shares for diluted EPS	15,007,471	14,997,611	14,994,138	15,069,132
Earnings per common share:
Basic EPS	$1.21	$0.73	$2.53	$1.62
Diluted EPS	$1.21	$0.73	$2.52	$1.62
Awards excluded from the calculation of diluted EPS(3):
MSPP	—	6,748	—	—
Performance-based awards	—	3,454	—	2,429
Stock options	—	1,000	—	1,000
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives as sufficient collateral exists, mitigating the credit risk.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2021
Financial assets:
Trading securities	$4,354	$4,354	$—	$—
AFS debt securities:
Obligations of U.S. government sponsored enterprises	7,083	—	7,083	—
Obligations of states and political subdivisions	118,653	—	118,653	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	839,541	—	839,541	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	425,302	—	425,302	—
Subordinated corporate bonds	9,244	—	9,244	—
Loans held for sale	15,140	—	15,140	—
Customer loan swaps	27,648	—	27,648	—
Interest rate contracts	6,814	—	6,814	—
Fixed-rate mortgage interest rate lock commitments	870	—	870	—
Forward delivery commitments	145	—	145	—
Financial liabilities:
Trading securities	$4,354	$4,354	$—	$—
Customer loan swaps	27,648	—	27,648	—
Interest rate contracts	9,153	—	9,153	—
Fixed-rate mortgage interest rate lock commitments	54	—	54	—
Forward delivery commitments	17	—	17	—
December 31, 2020
Financial assets:
Trading securities	$4,161	$4,161	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	127,120	—	127,120	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	566,618	—	566,618	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,454	—	410,454	—
Subordinated corporate bonds	11,621	—	11,621	—
Loans held for sale	41,557	—	41,557	—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	5,731	—	5,731	—
Fixed-rate mortgage interest rate lock commitments	608	—	608	—
Forward delivery commitments	311	—	311	—
Financial liabilities:
Trading securities	$4,161	$4,161	$—	$—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	11,625	—	11,625	—
Fixed-rate mortgage interest rate lock commitments	248	—	248	—
Forward delivery commitments	196	—	196	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2021, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2021, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2021
Financial assets:
Collateral-dependent loans	$74	$—	$—	$74
December 31, 2020
Financial assets:
Servicing assets	$1,010	$—	$—	$1,010
Non-financial assets:
OREO	$236	$—	$—	$236

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
June 30, 2021
Collateral-dependent loans:
Specifically reserved	$74	Market approach appraisal of collateral	Estimated selling costs	11%
December 31, 2020
Servicing assets	$1,010	Discounted cash flow	Weighted-average constant prepayment rate	19%
			Weighted average discount rate	10%
OREO	$236	Market approach appraisal of collateral	Management adjustment of appraisal	5%
			Estimated selling cost	11%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2021
Financial assets:
HTM debt securities	$1,294	$1,397	$—	$1,397	$—
Commercial real estate loans(1)(2)	1,401,804	1,360,353	—	—	1,360,353
Commercial loans(2)	362,751	358,273	—	—	358,273
SBA PPP loans(2)	125,998	131,418	—	—	131,418
Residential real estate loans(2)	1,117,712	1,123,720	—	—	1,123,720
Home equity loans(2)	226,625	224,569	—	—	224,569
Consumer loans(2)	18,966	17,137	—	—	17,137
Servicing assets	2,498	3,030	—	—	3,030
Financial liabilities:
Time deposits	$384,357	$385,620	$—	$385,620	$—
Short-term borrowings	170,413	170,394	—	170,394	—
Subordinated debentures	44,331	32,583	—	32,583	—
December 31, 2020
Financial assets:
HTM debt securities	$1,297	$1,411	$—	$1,411	$—
Commercial real estate loans(1)(2)	1,344,860	1,307,132	—	—	1,307,132
Commercial loans(2)	374,791	372,194	—	—	372,194
SBA PPP loans(2)	135,026	137,209			137,209
Residential real estate loans(2)	1,051,324	1,066,991	—	—	1,066,991
Home equity loans(2)	255,957	253,276	—	—	253,276
Consumer loans(2)	19,999	18,102	—	—	18,102
Servicing assets	2,196	1,437	—	—	1,437
Financial liabilities:
Time deposits	$457,694	$460,278	$—	$460,278	$—
Short-term borrowings	162,439	162,420	—	162,420	—
Long-term borrowings	25,000	25,442	—	25,442	—
Subordinated debentures	59,331	46,475	—	46,475	—
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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as the return on average tangible equity; efficiency ratio; net interest income (fully-taxable equivalent); pre-tax, pre-provision earnings; adjusted yield on interest-earning assets and adjusted net interest margin (fully-taxable equivalent); tangible book value per share; tangible common equity ratio; core deposits and average core deposits; and total loans, excluding SBA PPP loans. These non-GAAP financial measures are utilized for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income, as presented	$18,143	$10,940	$37,883	$24,433
Add: amortization of core deposit intangible assets, net of tax(1)	130	135	259	269
Net income, adjusted for amortization of core deposit intangible assets	$18,273	$11,075	$38,142	$24,702
Average equity, as presented	$538,947	$499,449	$536,311	$489,811
Less: average goodwill and core deposit intangible assets	(97,292)	(97,965)	(97,377)	(98,054)
Average tangible equity	$441,655	$401,484	$438,934	$391,757
Return on average equity	13.50%	8.81%	14.24%	10.03%
Return on average tangible equity	16.60%	11.09%	17.52%	12.68%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Non-interest expense, as presented	$25,590	$23,509	$50,489	$48,070
Less: prepayment penalty on borrowings	—	—	(514)	—
Adjusted non-interest expense	$25,590	$23,509	$49,975	$48,070
Net interest income, as presented	$33,529	$34,539	$65,893	$66,365
Add: effect of tax-exempt income(1)	265	295	536	574
Non-interest income, as presented	11,320	12,060	26,535	23,463
Adjusted net interest income plus non-interest income	$45,114	$46,894	$92,964	$90,402
Ratio of non-interest expense to total revenues(2)	57.06%	50.45%	54.63%	53.51%
Efficiency ratio	56.72%	50.13%	53.76%	53.17%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net interest income, as presented	$33,529	$34,539	$65,893	$66,365
Add: effect of tax-exempt income(1)	265	295	536	574
Net interest income (fully-taxable equivalent)	$33,794	$34,834	$66,429	$66,939
(1)     Assumed a 21% tax rate.

Pre-tax, Pre-provision Earnings. Pre-tax, pre-provision earnings is a supplemental measure of operating earnings and performance, and is calculated as net income before provision for credit losses and income tax expense. This supplemental measure has become more widely used by financial institutions as a measure of financial performance for comparability across financial institutions due to the impact of the COVID-19 pandemic on the provision for credit losses, as well as the differences in accounting methodology for the ACL across financial institutions.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income, as presented	$18,143	$10,940	$37,883	$24,433
Add: (credit) provision for credit losses	(3,403)	9,398	(5,359)	11,173
Add: income tax expense	4,519	2,752	9,415	6,152
Pre-tax, pre-provision earnings	$19,259	$23,090	$41,939	$41,758

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Yield on interest-earning assets, as presented	3.06%	3.53%	3.10%	3.71%
Add: effect of excess liquidity on yield on interest-earning assets	0.12%	0.08%	0.11%	0.04%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.04)%	(0.02)%	(0.05)%	(0.01)%
Adjusted yield on interest-earning assets	3.14%	3.59%	3.16%	3.74%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest margin (fully-taxable equivalent), as presented	2.83%	3.11%	2.85%	3.10%
Add: effect of excess liquidity on net interest margin (fully-taxable equivalent)	0.11%	0.07%	0.10%	0.03%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	(0.05)%	(0.03)%	(0.05)%	(0.02)%
Adjusted net interest margin (fully-taxable equivalent)	2.89%	3.15%	2.90%	3.11%

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

(In thousands, except number of shares, per share data and ratios)	June 30, 2021	December 31, 2020
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$545,548	$529,314
Less: goodwill and other intangible assets	(97,213)	(97,540)
Tangible shareholders’ equity	$448,335	$431,774
Shares outstanding at period end	14,951,067	14,909,097
Book value per share	$36.49	$35.50
Tangible book value per share	$29.99	$28.96
Tangible Common Equity Ratio:
Total assets	$5,152,069	$4,898,745
Less: goodwill and other intangible assets	(97,213)	(97,540)
Tangible assets	$5,054,856	$4,801,205
Common equity ratio	10.59%	10.81%
Tangible common equity ratio	8.87%	8.99%

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

(In thousands)	June 30, 2021	December 31, 2020
Total deposits	$4,294,114	$4,005,244
Less: certificates of deposit	(334,336)	(357,666)
Less: brokered deposits	(282,786)	(283,567)
Core deposits	$3,676,992	$3,364,011

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

	Three Months Ended March 31,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Total average deposits	$3,984,113	$3,676,000	$3,877,803	$3,515,798
Less: average certificates of deposit	(338,595)	(477,068)	(345,039)	(514,573)
Average core deposits	$3,645,518	$3,198,932	$3,532,764	$3,001,225

Total Loans, Excluding SBA PPP loans. Total loans, excluding SBA PPP loans is used by management to measure the Company's core loan portfolio. The Company calculates total loans, excluding SBA PPP loans as total loans (as reported on the consolidated statements of condition) less SBA PPP loans.

(In thousands)	June 30, 2021	December 31, 2020
Total loans, as presented	$3,285,916	$3,219,822
Less: SBA PPP loans	(126,064)	(135,095)
Total loans, excluding SBA PPP loans	$3,159,852	$3,084,727

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.2 billion in assets at June 30, 2021, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Operating Results. Net income for the second quarter of 2021 was $18.1 million, an increase of $7.2 million, or 66%, over the second quarter of 2020, and diluted EPS was $1.21 for the second quarter of 2021, an increase $0.48, or 66%, over the same period. Pre-tax, pre-provision earnings (non-GAAP) for the second quarter were $19.3 million, a decrease of $3.8 million, or 17%.

The key earnings drivers between periods were:
•A release of provision for credit losses of $3.4 million for the second quarter of 2021, compared to a $9.4 million provision charge for the second quarter of 2020. The second quarter of 2020 marked the first full quarter of the COVID-19 pandemic, and, in response to the significant level of risk and uncertainty at that time, the Company increased its reserve levels on its loan portfolio using the incurred loss accounting model. Fast forward 12 months and there continues to be a degree of risk and uncertainty, however, as of June 30, 2021, the Company's asset quality remains very strong and current and forecasted economic conditions have improved considerably. As such, under the current expected credit loss accounting model, commonly referred to as "CECL," the Company has begun to release its loan reserves it built up in 2020.
•Mortgage banking income for the second quarter of 2021 was $2.6 million, a decrease of $2.1 million, or 45%, compared to the second quarter of 2020. In the first quarter of 2021, the Company shifted its strategy to hold more residential mortgage loans within its loan portfolio, and, as a result, the Company sold 40% of its residential mortgage production during the second quarter of 2021, compared to 65% for the second quarter of 2020.

•Net interest income for the second quarter was $33.5 million, a decrease of $1.0 million, or 3%, compared to the second quarter of 2020. The decrease was driven by net interest margin (fully-taxable equivalent) compression of 28 basis points between periods to 2.83% for the second quarter of 2021 as interest rates dropped and average deposits grew considerably as consumers and businesses received federal government stimulus in response to the COVID-19 pandemic.
•Debit card income for the second quarter of 2021 was $3.1 million, an increase of $721,000, or 30%, compared to the second quarter of 2020. The increase in revenue was driven by an increase in customer spending as consumers and businesses received proceeds from various government stimulus programs.
•Salaries and employee benefit costs for the second quarter were $15.3 million, an increase of $1.7 million, or 12%, due to higher performance-based incentive accruals.

Net income for the six months ended June 30, 2021 was $37.9 million, an increase of $13.5 million, or 55%, over the six months ended June 30, 2020, and diluted EPS was $2.52 for the six months ended June 30, 2021, an increase of $0.90, or 56%, over the same period last year. Pre-tax, pre-provision earnings (non-GAAP) for the six months ended June 30, 2021 were $41.9 million, compared to $41.8 million for the same period last year..

The key earnings drivers between periods, and the reasons for such, were relatively consistent with the discussion above between quarters and included:
•A release of provision for credit losses of $5.4 million for the first half of 2021, compared to a $11.2 million provision charge for the first half of 2020.
•Mortgage banking income for the first half of 2021 was $9.7 million, an increase of $1.5 million, or 18%, over the first half of 2020.
•Net interest income for the first half of 2021 was $65.9 million, a decrease of $472,000, or 1%, compared to the first half of 2020. The decrease was driven by net interest margin (fully-taxable equivalent) compression of 25 basis points between periods to 2.85% for the first half of 2021, which included SBA PPP loan income of $3.5 million for the six months ended June 30, 2021, compared to $1.7 million for the six months ended June 30, 2020.
•Debit card income for the first half of 2021 was $5.8 million, an increase of $1.3 million, or 29%, compared to the first half of 2020.
•Salaries and employee benefit costs for the first half of 2021 were $29.8 million, an increase of $1.9 million, or 7%.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average assets	1.42%	0.90%	1.52%	1.05%
Return on average equity	13.50%	8.81%	14.24%	10.03%
Return on average tangible equity (non-GAAP)	16.60%	11.09%	17.52%	12.68%
Ratio of non-interest expense to total revenues	57.06%	50.45%	54.63%	53.51%
Efficiency ratio (non-GAAP)	56.72%	50.13%	53.76%	53.17%

Asset Quality. As of June 30, 2021, the Company's asset quality metrics remained very strong, continuing its trend from December 31, 2020. Non-performing assets were 0.17% of total assets and loans 30-89 days past due were 0.02% of total loans. In comparison, at December 31, 2020, non-performing assets were 0.22% of total assets and loans 30-89 days past due were 0.10% of total loans.

As of June 30, 2021, no loans were operating under a short-term deferral arrangement due to COVID-19, compared to $26.5 million at December 31, 2020 and $546.7 million as of June 30, 2020. The majority of these loans have returned to normal payment status or have since fully paid-off. Of those loans that were previously operating under a short-term deferral arrangement, $1.3 million were classified as non-accrual and $536,000 were 30-89 days past due as of June 30, 2021.

Capital Position. At June 30, 2021, the Company's capital position remained well in excess of regulatory capital requirements, including a total risk-based capital ratio of 15.26% and a Tier 1 leverage ratio of 9.48%. In April 2021, the Company called its $15.0 million of subordinated debt, at par plus accrued and unpaid interest, reducing Tier 2 risk-based capital and reducing the Company's total risk-based capital ratio.

On June 29, 2021, the Company announced a cash dividend to shareholders of $0.36 per share, payable on July 30, 2021 to shareholders of record as of July 15, 2021. As of June 30, 2021, the Company's annualized dividend yield was 3.02% based on its closing share price of $47.76, as reported by NASDAQ. As of June 30, 2021, the Company's book value per share grew 8% to $36.49 and its tangible book value per share (non-GAAP) grew 10% to $29.99 over the last twelve months.

In the first quarter of 2021, the Company initiated a new share repurchase program for up to 750,000 shares of its common stock, or approximately 5% of the Company's shares outstanding. This share repurchase program replaces the program that terminated in January 2021. The Company did not repurchase any shares of its common stock during the first half of 2021.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue, which is defined as the sum of net interest income and non-interest income. For the three and six months ended June 30, 2021, net interest income was $33.5 million, or 75% of total revenues, and $65.9 million, or 71% of total revenues, respectively, compared to $34.5 million, or 74% of total revenues, and $66.4 million, or 74% of total revenues, for the three and six months ended June 30, 2020, respectively. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income

For the three months ended June 30, 2021, net interest income on a fully-taxable equivalent basis (non-GAAP) was $33.8 million, a decrease of $1.0 million, or 3%, compared to the three months ended June 30, 2020. The decrease was driven by a $2.9 million decrease in interest income on a fully-taxable equivalent basis between periods that was partially offset by a decrease in interest expense of $1.9 million between periods.
•The decrease in interest income on a fully-taxable equivalent basis between periods was the result of a 47 basis point decrease in yield on average interest-earning assets driven by the lower interest rate environment and a change in the mix of average interest-earning assets as higher yield average loan balances were replaced with lower interest-earning assets, including cash and investments. Average loans balances decreased $59.3 million, or 2%, between periods while average interest-earning cash and investment balances increased $351.0 million, or 31%.
•The decrease in interest expense between periods was the result of a 20 basis point decrease in our average cost of funds driven by lower interest rates and the change in funding mix as average deposits grew $308.1 million, or 8%, led by average core deposits (non-GAAP) growth of $446.6 million, or 14%, reducing the need for more costly borrowings. As a result, average borrowings decreased $64.8 million, or 11%, between periods. Average deposit growth between periods was fueled by the various federal government stimulus programs issued in response to the COVID-19 pandemic.

For the six months ended June 30, 2021, net interest income on a fully-taxable equivalent basis (non-GAAP) was $66.4 million, a decrease of $510,000, or 1%, compared to the six months ended June 30, 2020. The decrease was driven by a $7.8 million decrease in interest income on a fully-taxable equivalent basis between periods that was partially offset by a decrease in interest expense of $7.3 million between periods.
•The decrease in interest income on a fully-taxable equivalent basis between periods was the result of a 61 basis point decrease in yield on average interest-earning assets driven by the lower interest rate environment and a change in the mix of average interest-earning assets as higher yield average loan balances were replaced with lower interest-earning assets, including cash and investments. Average loans balances increased $29.7 million, or 1%, between periods while average interest-earning cash and investment balances increased $317.6 million, or 30%.

•The decrease in interest expense between periods was the result of a 38 basis point decrease in our average cost of funds driven by lower interest rates and the change in funding mix as average deposits grew $362.0 million, or 10%, led by average core deposits (non-GAAP) growth of $531.5 million, or 18%, reducing the need for more costly borrowings. As a result, average borrowings decreased $51.8 million, or 9%, between periods. Average deposit growth between periods was fueled by the various federal government stimulus programs issued in response to the COVID-19 pandemic.

Net Interest Margin

For the three months ended June 30, 2021, net interest margin on a fully-taxable equivalent basis was 2.83%, a decrease of 28 basis points compared to the three months ended June 30, 2020. The Company's yield on average interest-earning assets compressed 47 basis points between periods to 3.06% for the three months ended June 30, 2021, while its cost of funds decreased 20 basis points between periods to 0.24% for the three months ended June 30, 2021.

The Company's adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which excludes the impact of SBA PPP loans and excess cash, for the three months ended June 30, 2021, was 2.89%, compared to 3.15% for the three months ended June 30, 2020.

For the six months ended June 30, 2021, net interest margin on a fully-taxable equivalent basis was 2.85%, a decrease of 25 basis points compared to the six months ended June 30, 2020. The Company's yield on average interest-earning assets compressed 61 basis points between periods to 3.10% for the six months ended June 30, 2021, while its cost of funds decreased 38 basis points between periods to 0.26% for the six months ended June 30, 2021.

The Company's adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which excludes the impact of SBA PPP loans and excess cash, for the six months ended June 30, 2021, was 2.90%, compared to 3.11% for the six months ended June 30, 2020.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$235,676	$56	0.09%	$168,221	$26	0.06%
Investments - taxable	1,129,682	4,582	1.62%	836,885	5,203	2.49%
Investments - nontaxable(1)	114,811	965	3.36%	124,101	1,049	3.38%
Loans(2):
Commercial real estate	1,407,374	12,792	3.60%	1,302,393	12,609	3.83%
Commercial(1)	319,100	3,046	3.78%	404,545	3,868	3.78%
SBA PPP	158,258	1,660	4.15%	178,119	1,706	3.79%
HPFC	10,775	269	9.89%	17,659	414	9.28%
Municipal(1)	26,137	212	3.26%	19,567	176	3.62%
Residential real estate	1,093,502	10,310	3.77%	1,084,931	11,002	4.06%
Consumer and home equity	253,825	2,639	4.17%	321,019	3,420	4.29%
Total loans	3,268,971	30,928	3.76%	3,328,233	33,195	3.97%
Total interest-earning assets	4,749,140	36,531	3.06%	4,457,440	39,473	3.53%
Cash and due from banks	53,048			49,777
Other assets	364,258			392,271
Less: ACL	(35,629)			(27,823)
Total assets	$5,130,817			$4,871,665
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$970,446	$—	—%	$664,605	$—	—%
Interest checking	1,311,400	588	0.18%	1,298,468	906	0.28%
Savings	659,892	67	0.04%	518,803	76	0.06%
Money market	703,780	506	0.29%	717,056	659	0.37%
Certificates of deposit	338,595	449	0.53%	477,068	1,588	1.34%
Total deposits	3,984,113	1,610	0.16%	3,676,000	3,229	0.35%
Borrowings:
Brokered deposits	284,194	311	0.44%	234,823	163	0.28%
Customer repurchase agreements	184,663	176	0.38%	209,302	291	0.56%
Subordinated debentures	46,639	640	5.50%	59,194	888	6.03%
Other borrowings	—	—	—%	76,983	68	0.35%
Total borrowings	515,496	1,127	0.88%	580,302	1,410	0.98%
Total funding liabilities	4,499,609	2,737	0.24%	4,256,302	4,639	0.44%
Other liabilities	92,261			115,914
Shareholders' equity	538,947			499,449
Total liabilities & shareholders' equity	$5,130,817			$4,871,665
Net interest income (fully-taxable equivalent)		33,794			34,834
Less: fully-taxable equivalent adjustment		(265)			(295)
Net interest income		$33,529			$34,539
Net interest rate spread (fully-taxable equivalent)			2.82%			3.09%
Net interest margin (fully-taxable equivalent)			2.83%			3.11%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.89%			3.15%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$223,329	$102	0.09%	$117,201	$233	0.39%
Investments - taxable	1,038,575	8,636	1.66%	822,963	10,377	2.52%
Investments - nontaxable(1)	116,630	1,887	3.24%	120,819	2,044	3.38%
Loans(2):
Commercial real estate	1,395,152	25,166	3.59%	1,287,965	26,255	4.03%
Commercial(1)	326,240	6,167	3.76%	410,563	8,302	4.00%
SBA PPP	156,588	3,536	4.49%	89,033	1,706	3.79%
HPFC	11,657	495	8.44%	18,997	817	8.50%
Municipal(1)	25,141	410	3.29%	18,279	331	3.64%
Residential real estate	1,088,330	20,388	3.75%	1,081,884	22,294	4.12%
Consumer and home equity	261,227	5,403	4.17%	327,895	7,606	4.66%
Total loans	3,264,335	61,565	3.76%	3,234,616	67,311	4.14%
Total interest-earning assets	4,642,869	72,190	3.10%	4,295,599	79,965	3.71%
Cash and due from banks	52,305			46,323
Other assets	376,234			364,544
Less: ALL	(36,771)			(26,537)
Total assets	$5,034,637			$4,679,929
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$894,460	$—	—%	$597,053	$—	—%
Interest checking	1,300,516	1,200	0.19%	1,222,626	2,893	0.48%
Savings	643,333	130	0.04%	497,826	162	0.07%
Money market	694,455	1,029	0.30%	683,720	2,245	0.66%
Certificates of deposit	345,039	998	0.58%	514,573	3,796	1.48%
Total deposits	3,877,803	3,357	0.17%	3,515,798	9,096	0.52%
Borrowings:
Brokered deposits	284,406	627	0.44%	221,454	958	0.87%
Customer repurchase agreements	175,245	297	0.34%	222,827	925	0.83%
Subordinated debentures	52,950	1,445	5.50%	59,157	1,775	6.03%
Other borrowings	7,182	35	0.99%	68,120	272	0.80%
Total borrowings	519,783	2,404	0.93%	571,558	3,930	1.38%
Total funding liabilities	4,397,586	5,761	0.26%	4,087,356	13,026	0.64%
Other liabilities	100,740			102,762
Shareholders' equity	536,311			489,811
Total liabilities & shareholders' equity	$5,034,637			$4,679,929
Net interest income (fully-taxable equivalent)		66,429			66,939
Less: fully-taxable equivalent adjustment		(536)			(574)
Net interest income		$65,893			$66,365
Net interest rate spread (fully-taxable equivalent)			2.84%			3.07%
Net interest margin (fully-taxable equivalent)			2.85%			3.10%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.90%			3.11%
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

	Three Months Ended June 30, 2021 vs. June 30, 2020			Six Months Ended June 30, 2021 vs. June 30, 2020
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$10	$20	$30	$207	$(338)	$(131)
Investments – taxable	1,823	(2,444)	(621)	2,717	(4,458)	(1,741)
Investments – nontaxable	(79)	(5)	(84)	(71)	(86)	(157)
Commercial real estate	1,016	(833)	183	2,184	(3,273)	(1,089)
Commercial	(816)	(6)	(822)	(1,705)	(430)	(2,135)
SBA PPP	(190)	144	(46)	1,294	536	1,830
HPFC	(162)	17	(145)	(315)	(7)	(322)
Municipal	59	(23)	36	124	(45)	79
Residential real estate	87	(779)	(692)	133	(2,039)	(1,906)
Consumer and home equity	(717)	(64)	(781)	(1,545)	(658)	(2,203)
Total interest income (fully-taxable equivalent)	1,031	(3,973)	(2,942)	3,023	(10,798)	(7,775)
Interest-bearing liabilities:
Interest checking	9	(327)	(318)	186	(1,879)	(1,693)
Savings	21	(30)	(9)	51	(83)	(32)
Money market	(12)	(141)	(153)	35	(1,251)	(1,216)
Certificates of deposit	(461)	(678)	(1,139)	(1,248)	(1,550)	(2,798)
Brokered deposits	34	114	148	272	(603)	(331)
Customer repurchase agreements	(34)	(81)	(115)	(197)	(431)	(628)
Subordinated debentures	(188)	(60)	(248)	(186)	(144)	(330)
Other borrowings	(68)	—	(68)	(242)	5	(237)
Total interest expense	(699)	(1,203)	(1,902)	(1,329)	(5,936)	(7,265)
Net interest income (fully-taxable equivalent)	$1,730	$(2,770)	$(1,040)	$4,352	$(4,862)	$(510)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
Loan fees(1)	Interest income	$1,253	$1,023	$2,693	$689
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	192	381	425	632
Recoveries on previously charged-off acquired loans	Interest income	108	23	133	55
Total		$1,553	$1,427	$3,251	$1,376
(1)    As of June 30, 2021 and December 31, 2020, there were $5.4 million and $2.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

Provision for Credit Losses

Effective January 1, 2020, but applied to interim reporting periods on or after October 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), commonly referred to as "CECL," to account for the ACL. CECL requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, including loans and HTM debt investments, as well as certain off-balance sheet credit exposures. CECL requires that the ACL be calculated based on current expected credit losses over the remaining expected life of the financial asset and also considers expected changes in macroeconomic conditions. The (credit) provision for credit losses on the consolidated statements income for the three and six months June 30, 2021, was calculated using the CECL methodology, whereas the (credit) provision for credit losses for the three and six months ended June 30, 2020, was calculated using the incurred loss model, which relied on management's periodic assessment of the adequacy of the ACL.

The (credit) provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
	CECL	(Incurred Loss)			CECL	(Incurred Loss)
(Credit) provision for loan losses	$(3,452)	$9,400	$(12,852)	(137)%	$(5,306)	$11,172	$(16,478)	(147)%
Provision (Credit) for credit losses on off-balance sheet credit exposures	49	(2)	51	N.M.	(53)	1	(54)	N.M.
(Credit) provision for credit losses	$(3,403)	$9,398	$(12,801)	(136)%	$(5,359)	$11,173	$(16,532)	(148)%

For the three and six months ended June 30, 2021, a release of provision for loan losses of $3.5 million and $5.4 million, respectively, was recorded. The release of provision for loan losses for the three and six months ended June 30, 2021, was primarily within the non owner-occupied commercial real estate and commercial loan segments. Collectively, the two loan segments made up 102% of the net change for three months ended June 30, 2021 and 80% of the net change for the six months ended June 30, 2021. The release of provision for loan losses with these two loan segments, and more broadly across the loan portfolio, reflects the Company's overall asset quality and an improvement in its macroeconomic outlook (i.e. loss drivers) over its four-quarter forecast period under CECL. The Company's provision for loan losses for the three and six months ended June 30, 2020, reflected the onset of the COVID-19 pandemic and an elevated qualitative factor adjustment ("Q-factor") under the incurred loss model.

For the three and six months ended June 30, 2021, annualized net charge-offs were 0.03% of average loans, compared to 0.05% of average loans for three and six months ended June 30, 2020.

Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Mortgage banking income, net(1)	$2,598	$4,691	(2,093)	(45)%	$9,707	$8,225	$1,482	18%
Debit card income(2)	3,112	2,391	721	30%	5,848	4,532	1,316	29%
Income from fiduciary services	1,707	1,603	104	6%	3,233	3,105	128	4%
Service charges on deposit accounts(3)	1,517	1,337	180	13%	3,056	3,349	(293)	(9)%
Brokerage and insurance commissions	939	622	317	51%	1,892	1,279	613	48%
Bank-owned life insurance	591	614	(23)	(4)%	1,185	1,303	(118)	(9)%
Customer loan swap fees	—	57	(57)	(100)%	—	171	(171)	(100)%
Other income	856	745	111	15%	1,614	1,499	115	8%
Total non-interest income	$11,320	$12,060	$(740)	(6)%	$26,535	$23,463	$3,072	13%
Non-interest income as a percentage of total revenues	25%	26%			29%	26%
(1) Mortgage banking income, net: The decrease in mortgage banking income, net for the three months ended June 30, 2021, compared to the same period of 2020 was driven by a shift in the Company's strategy to hold more residential mortgage loans within its portfolio, and, as a result the company sold $110.8 million, or 40% of its residential mortgage loan originations, of its residential mortgage production during the second quarter of 2021, compared to $198.0 million, or 65% of its residential mortgage loan originations, for the second quarter of 2020.
The increase in mortgage banking income, net for the six months ended June 30, 2021, compared to the same period of 2020 was due to an increase in residential mortgage loan sales, compared to June 30, 2020. For the six months ended June 30, 2021, the Company sold $303.4 million of its residential mortgages, compared to $267.3 million for the six months ended June 30, 2020.
(2)    Debit card income: The increase for the three and six months ended June 30, 2021, compared to the same periods of 2020 was driven by an increase in customer spending driven by federal government stimulus in response to the COVID-19 pandemic.
(3)    Brokerage and insurance commissions: The increase for the three and six months ended June 30, 2021, compared to the same periods of 2020 was driven by assets under administration growth of 30% over the last twelve months.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Salaries and employee benefits(1)	$15,318	$13,627	$1,691	12%	$29,840	$27,954	$1,886	7%
Furniture, equipment and data processing(2)	2,947	2,710	237	9%	5,974	5,500	474	9%
Net occupancy costs	1,805	1,997	(192)	(10)%	3,756	4,000	(244)	(6)%
Debit card expense	1,074	878	196	22%	2,060	1,812	248	14%
Consulting and professional fees	997	1,181	(184)	(16)%	1,860	1,964	(104)	(5)%
Regulatory assessments(3)	487	299	188	63%	990	461	529	115%
Amortization of core deposit intangible assets	164	171	(7)	(4)%	328	341	(13)	(4)%
Other real estate owned and collection (recoveries) costs, net(4)	(25)	98	(123)	(126)%	(216)	199	(415)	(209)%
Other expenses	2,823	2,548	275	11%	5,897	5,839	58	1%
Total non-interest expense	$25,590	$23,509	$2,081	9%	$50,489	$48,070	$2,419	5%
Ratio of non-interest expense to total revenues	57.06%	50.45%			54.63%	53.51%
Efficiency ratio (non-GAAP)	56.72%	50.13%			53.76%	53.17%
(1)    Salaries and employee benefits: The increase for the three months ended June 30, 2021, compared to the same period of 2020 was driven by an increase in incentive compensation accruals of $1.9 million based on year-to-date performance to budget, and was partially offset by lower insurance costs of $177,000.
The increase for the six months ended June 30, 2021, compared to the same period of 2020 was driven by an increase in incentive compensation accruals of $2.2 million based on year-to-date performance to budget, and was partially offset by lower insurance costs of $236,000 and a one-time employer tax credit of $329,000 in the first quarter of 2021.
(2)    Furniture, equipment and data processing costs: The increase for the three and six months ended June 30, 2021, compared to the same periods of 2020 was driven by our continued investment in technology and data processing, which included transitioning our items' processing to an outsourced solution during 2020.
(3)     Regulatory assessments: The increase for the three and six months ended June 30, 2021, compared to the same periods of 2020 was driven by the receipt of the Small Bank Assessment Credit from the FDIC in the first and second quarters of 2020. The Company has no remaining Small Bank Assessment Credits, and its regulatory assessment costs for the first and second quarter of 2021 align with normal historical levels.
(4)    Other real estate owned and collection (recoveries) costs, net: The decrease for the three and six months ended June 30, 2021, compared to the same periods of 2020 reflects the Company's current asset quality position. Also, in the second quarter of 2021, the Company recognized a gain on the sale of an OREO property of $76,000, and for the six months ended June 30, 2021, it recouped $160,000 of costs previously incurred and recorded total gains upon the sale of OREO properties of $190,000.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at June 30, 2021, were $103.7 million, compared to $145.8 million at December 31, 2020. The decrease in cash and cash equivalents balances of $42.0 million during the first half of 2021 was primarily driven by an increase in investments of $282.9 million and loans (including loans held for sale) of $39.7 million, net of an increase in total funding liabilities of $256.8 million. We continuously monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

For the reserve maintenance period beginning March 26, 2020, the FRB eliminated the cash reserve requirement for all depository institutions in response to COVID-19, by effectively reducing the required reserve ratio against net transaction deposits above and in the low reserve tranche to 0%.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At June 30, 2021 and December 31, 2020, the Company’s investment portfolio generally consists of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy, FHLBB and FRB common stock is carried at cost, and mutual funds are trading securities.

At June 30, 2021, the Company's investments portfolio totaled $1.4 billion, an increase of $282.9 million, or 25%, since December 31, 2020. The increase during the first half of 2021 was driven by changes within its AFS debt securities portfolio, including:
•Purchases of $482.1 million of debt securities in an effort to deploy excess liquidity that resulted from significant deposit growth over the past year, including the most recent six months, as consumers and businesses alike received proceeds from various government stimulus programs in response to the COVID-19 pandemic. The weighted-average life of investments purchased during the first half of 2021 was 5.7 years, in part driving the increase in the weighted-average life of our debt securities portfolio from 5.1 years at December 31, 2020 to 5.9 years at June 30, 2021.
•Partially offsetting the purchases during the first half of 2021 were (i) paydowns and calls of $175.0 million and (ii) a $19.4 million decrease in the fair value of certain securities, based on changes in market interest rates.

Our debt securities designated as AFS, which comprised 99% of our investment portfolio at June 30, 2021 and December 31, 2020, were carried at fair value using level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value. At June 30, 2021 and December 31, 2020, investments were 27% and 23% of total assets, respectively.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government sponsored agencies. At June 30, 2021 and December 31, 2020, these investments represented approximately 91%, of the investment portfolio. The majority of the municipal bonds, which represented 9% of the investment portfolio at June 30, 2021 and December 31, 2020, had a credit rating of "AA" or higher.

The Company's "other investments" on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2021 and December 31, 2020, investment in FHLBB stock totaled $4.9 million and $6.2 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period our AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of June 30, 2021 or December 31, 2020.

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period our HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our HTM debt securities as of June 30, 2021 or December 31, 2020.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at June 30, 2021, compared to December 31, 2020, remains relatively unchanged and well positioned to provide a stable source of cash flow. At June 30, 2021 and December 31, 2020, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.7 years and 3.9 years, respectively.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 72% and 73% of the loan portfolio as of June 30, 2021 and December 31, 2020, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 14% and 9%, respectively, of our total loan portfolio as of June 30, 2021, compared to 13% and 8% as of December 31, 2020. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and online residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2021	December 31, 2020	($)	(%)
Commercial real estate - non owner-occupied	$1,127,200	$1,097,975	$29,225	3%
Commercial real estate - owner-occupied	296,697	271,495	25,202	9%
Commercial	367,093	381,494	(14,401)	(4)%
SBA PPP	126,064	135,095	(9,031)	(7)%
Residential real estate	1,120,917	1,054,798	66,119	6%
Consumer and home equity	247,945	278,965	(31,020)	(11)%
Total loans	$3,285,916	$3,219,822	$66,094	2%
Commercial Loan Portfolio	$1,917,054	$1,886,059	$30,995	2%
Retail Loan Portfolio	1,368,862	1,333,763	35,099	3%
Commercial Portfolio Mix	58%	59%
Retail Portfolio Mix	42%	41%

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. In the first quarter of 2021, the Company began originating SBA PPP loans again as a result of another round of federal stimulus that provided additional funding for the PPP program. The Company continues to participate in SBA PPP lending to customers and borrowers in need of funding due to the COVID-19 pandemic. Under the terms of the SBA PPP, loans issued may be forgiven in part or in full should the borrower meet certain conditions. In this instance, the Company will seek payment for the forgivable portion of the loan from the SBA. Loans made under the SBA PPP may have terms of two or five years, are fully guaranteed by the SBA, and have a fixed rate of 1.0%. For originating the loans, the Company receives an origination fee, paid by the SBA, based on a tiered structure that is dependent on each individual loan size. These fees were capitalized as origination fees and earned over the life of the loan in accordance with the Company's policy. As of June 30, 2021 and December 31, 2020, there were $5.4 million and $2.2 million of SBA PPP loan origination fees yet to be recognized, respectively. As SBA PPP loans are forgiven, these loan balances will decrease and unearned fees will be recognized.

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

In response to the COVID-19 pandemic, we worked directly with businesses and consumers through 2020 to provide temporary debt relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. For loans that received temporary debt relief, we provided such relief under the guidance of the CARES Act and bank regulatory guidance that enabled such qualifying loans to be exempted from assessment under TDR accounting guidance. All loans granted temporary debt relief met the TDR exemption criteria under authoritative guidance, and, therefore, were not individually assessed, designated or accounted for as a TDR. In addition, those loans that were granted temporary debt relief were not automatically downgraded into lower credit risk ratings. Lastly, in order to qualify for temporary debt relief, those loans were required to be current with terms of payments in accordance with the CARES Act and bank regulatory guidance at the time of relief. At December 31, 2020, the payment status of loans operating under a temporary payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

At June 30, 2021, the Company had no loans operating under a short-term deferral arrangement, whereas at December 31, 2020, the amortized cost of loans operating under a short-term temporary debt relief program was $26.5 million. In late-December 2020, another stimulus package was signed into law to provide additional COVID-19 relief for businesses and consumers. This stimulus package permits the Company the opportunity to again provide temporary debt relief to borrowers impacted by COVID-19. As of June 30, 2021, the Company had not provided any additional temporary debt relief to borrowers; however, such relief may be made in the future on a case-by-case basis.

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate - non owner-occupied	$86	$366
Commercial real estate - owner-occupied	136	146
Commercial	1,511	1,607
SBA PPP	—	—
Residential real estate	2,725	3,477
Consumer and home equity	1,424	2,000
Total non-accrual loans	5,882	7,596
Accruing TDRs not included above	2,519	2,818
Total non-performing loans	8,401	10,414
Other real estate owned	165	236
Total non-performing assets	$8,566	$10,650
Non-accrual loans to total loans	0.18%	0.24%
Non-performing loans to total loans	0.26%	0.32%
ACL on loans to non-performing loans	381.62%	363.60%
Non-performing assets to total assets	0.17%	0.22%
ACL on loans to non-performing assets	374.27%	355.54%

As of June 30, 2021 and December 31, 2020, $1.3 million and $457,000 of loan balances that were previously operating under a short-term deferral arrangement were classified as non-accrual, respectively.

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2021, potential problem loans amounted to $107,000, or less than 0.01% of total loans.

Past Due Loans

Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Accruing loans 30-89 days past due:
Commercial real estate - non owner-occupied	$99	$50
Commercial real estate - owner-occupied	—	—
Commercial	183	430
SBA PPP	—	—
Residential real estate	303	2,297
Consumer and home equity	214	440
Total	$799	$3,217
Accruing loans 30-89 days past due to total loans	0.02%	0.10%

As of June 30, 2021 and December 31, 2020, $536,000 and $1.2 million of loan balances that were previously operating under a short-term deferral arrangement were 30-89 days past due, respectively.

ACL

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2020
(Dollars in thousands)	2021	2020	2021	2020
	(CECL)	(Incurred Loss)	(CECL)	(Incurred Loss)	(CECL)
ACL on loans at the beginning of the period	$35,775	$26,521	$37,865	$25,171	$25,171
Impact of CECL adoption	—	—	—	—	233
(Credit) provision for loan losses	(3,452)	9,400	(5,306)	11,172	13,215
Charge-offs:
Commercial real estate - non owner-occupied	—	—	—	—	82
Commercial real estate - owner-occupied	—	21	—	71	21
Commercial	259	420	406	673	1,130
SBA PPP	—	—	—	—	—
Residential real estate	35	—	88	96	121
Consumer and home equity	126	43	213	134	484
Total charge-offs	420	484	707	974	1,838
Recoveries:
Commercial real estate - non owner-occupied	—	—	—	1	107
Commercial real estate - owner-occupied	3	3	5	6	13
Commercial	67	63	110	116	572
SBA PPP	—	—	—	—	—
Residential real estate	70	21	70	23	292
Consumer and home equity	17	15	23	24	100
Total recoveries	157	102	208	170	1,084
Net charge-offs	263	382	499	804	754
ACL on loans at the end of the period	$32,060	$35,539	$32,060	$35,539	$37,865
Components of ACL:
ACL on loans	$32,060	$35,539	$32,060	$35,539	$37,865
ACL on off-balance sheet credit exposures	2,515	22	2,515	22	2,568
ACL at end of the period	$34,575	$35,561	$34,575	$35,561	$40,433
Net charge-offs (annualized) to average loans	0.03%	0.05%	0.03%	0.05%	0.02%
(Credit) provision for loan losses (annualized) to average loans	(0.42)%	1.13%	(0.33)%	0.46%	0.40%
ACL on loans to total loans	0.98%	1.07%	0.98%	1.07%	1.18%
ACL on loans to net charge-offs (annualized)	3,047.53%	2,325.85%	3,212.42%	2,210.14%	5,021.88%

ACL on Loans

During the first half of 2021, there were no significant changes in our modeling methodology to determine the ACL on loans at June 30, 2021. The significant key assumptions used with the ACL on loans calculation at June 30, 2021 and December 31, 2020, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of June 30, 2021 and December 31, 2020, the recorded ACL on loans was $32.1 million and $37.9 million, respectively, and represented our best estimate. The decrease in the ACL on loans between periods was primarily driven by an improvement in management's forecast of its macroeconomic factors over its one-year forecast period. Refer to "—Results of Operations-(Credit) Provision for Credit Losses" for further discussion of the drivers for change between periods.

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

ACL on Off-Balance Sheet Credit Exposures

During the first half of 2021, there were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The decrease in the ACL on off-balance sheet credit exposures during the first half of 2021 of $53,000 was also driven by the improvement in management's forecast of its macroeconomic factors over its one-year forecast period, however, it was largely offset by an increase in unfunded commitments of $30.8 million, or 4%, over this period to $759.5 million at June 30, 2021.

The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition. (Decreases) increases to the ACL on off-balance sheet credit exposures were presented within (credit) provision for credit losses on the consolidated statements of income.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

Liabilities and Shareholders’ Equity

Deposits

At June 30, 2021, deposits totaled $4.3 billion, an increase of $288.9 million, or 7%, since December 31, 2020. The increase in deposits during the first half of 2021 was driven by an increase in core deposits (non-GAAP) of $313.0 million, or 9%. The increase was driven by seasonal inflows and another round of stimulus provided to businesses and consumers in response to the COVID-19 pandemic.

The Company's loan-to-deposit ratio was 77% at June 30, 2021, compared to 80% at December 31, 2020.

Borrowings

At June 30, 2021, total borrowings were $214.7 million, a decrease of $32.0 million since December 31, 2020. During the first quarter of 2021, in light of its liquidity position, the Company terminated a $25.0 million long-term borrowing contract with the FHLBB under which advances had an interest rate of 0.98%, and incurred a one-time prepayment penalty of $514,000.

On April 16, 2021, the Company redeemed in full $15.0 million of subordinated notes that had a 5.50% interest rate, at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest.

Shareholders' Equity

On June 29, 2021, the Company announced a quarterly cash dividend to shareholders of $0.36 per share, payable on July 30, 2021 to shareholders of record as of July 15, 2021. As of June 30, 2021, the Company's annualized dividend yield was 3.02% based on Camden National's closing share price of $47.76, as reported by NASDAQ.

In the first quarter of 2021, the Company's Board of Directors authorized the purchase of up to 750,000 shares of our common stock, representing approximately 5.0% of the Company's issued and outstanding shares as of June 30, 2021. The Company did not repurchase any shares during the first six months of 2021.

The following table presents certain information regarding shareholders’ equity as of or for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2020
	2021	2020	2021	2020
Financial Ratios
Average equity to average assets	10.50%	10.25%	10.65%	10.47%	10.39%
Common equity ratio	10.59%	10.21%	10.59%	10.21%	10.81%
Tangible common equity ratio (non-GAAP)	8.87%	8.41%	8.87%	8.41%	8.99%
Dividend payout ratio	29.75%	45.21%	28.46%	40.74%	33.33%
Per Share Data
Book value per share	$36.49	$33.85	$36.49	$33.85	$35.50
Tangible book value per share (non-GAAP)	29.99	27.31	29.99	27.31	28.96
Dividends declared per share	0.36	0.33	0.72	0.66	1.32

Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2021 and December 31, 2020, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the six months ended June 30, 2021, average deposits (excluding brokered deposits) of $3.9 billion increased $362.0 million, or 10%, compared to the same period last year. Average core deposits (non-GAAP) of $3.5 billion for the six months ended June 30, 2021, increased $531.5 million, or 18%, compared to the same period a year ago. Included within our average money market deposits for the six months ended June 30, 2021 and 2020, were $55.9 million and $86.6 million, respectively, of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the six months ended June 30, 2021, average total borrowings (including brokered deposits) decreased $51.8 million, or 9%, to $519.8 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $66.2 million as of June 30, 2021. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 17, 2021.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $545.5 million and $529.3 million at June 30, 2021 and December 31, 2020, respectively, which amounted to 11% of total assets as of the respective dates. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the six months ended June 30, 2021.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $10.8 million and $9.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2021 and 2020, the Bank declared dividends payable to the Company in the amount of $24.8 million and $14.4 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At June 30, 2021 and December 31, 2020, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Derivatives

We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. We control the credit risk of these instruments through collateral, credit approvals and monitoring procedures. Additionally, as part of our normal mortgage origination process, we provide the borrower with the option to lock their interest rate based on current market prices. During the period from commitment date to the loan closing date, we are subject to the risk of interest rate change. In an effort to mitigate such risk, we may enter into forward delivery sales commitments, typically on a "best effort" basis, with certain approved investors. We account for interest rate lock commitments on loans that will be held for sale as derivative instruments. Furthermore, we record a derivative for our "best effort" forward delivery commitments upon origination of a loan identified as held for sale. Should we enter into a forward delivery commitment on a mandatory delivery arrangement with an investor, we account for the forward delivery commitment as a derivative upon execution of the mandatory delivery contract.

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

Refer to Note 8 of the consolidated financial statements for additional details.

At June 30, 2021, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$753,052	$401,318	$53,157	$12,744	$285,833
Standby letters of credit	6,441	5,522	367	—	552
Customer loan swaps - notional value	729,954	11,581	55,287	186,088	476,998
Interest rate contracts - notional value	253,000	10,000	150,000	—	93,000
Fixed-rate mortgage interest rate lock commitments - notional value	44,102	44,102	—	—	—
Forward delivery commitments - notional value	14,886	14,886	—	—	—
Total	$1,801,435	$487,409	$258,811	$198,832	$856,383

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At June 30, 2021, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$14,722	$1,380	$2,479	$1,918	$8,945
Finance leases	7,584	307	623	606	6,048
Retail repurchase agreements	170,413	170,413	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Other contractual obligations	2,787	2,787	—	—	—
Total	$239,837	$174,887	$3,102	$2,524	$59,324

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group in 2020 to develop and oversee the Company’s response. The Pandemic Work Group: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated and monitored the temporary loan relief programs; (vi) oversaw the roll out of the SBA PPP loan program and continues to monitor; (vii) developed our branch network plan, including determinations of which branches should be closed in order to best allocate resources; and (viii) developed a plan for, and oversaw the re-opening of branches in June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers. During the second quarter of 2021, the Pandemic Work Group formulated the Company's strategy to return its employees back to its locations safely in compliance with health officials' guidelines, along with enabling certain employees to work in a hybrid model (i.e. work from home part time and from one of our locations part time) and others to work fully remote. The Company's Executive Committee will monitor this strategy over the near term and re-evaluate its decision in early-2022.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of June 30, 2021 and 2020, as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of June 30, 2021 and 2020, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2021	June 30, 2020
Year 1
+200 basis points	0.81%	0.28%
-100 basis points	(1.27)%	0.55%
Year 2
+200 basis points	5.86%	6.04%
-100 basis points	(11.41)%	(4.44)%

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

If rates remain at or near current levels, net interest income is projected to decrease over the next year. Asset cash flows reprice and replace into the low rate environment, and are more than offset by the positive impact of funding cost reductions, causing balance sheet spread to tighten. If rates decrease 100 basis points, net interest income is projected to continue to decrease as loans and investment cash flow reprice lower, prepayments increase and the ability to reduce cost of funds is limited. In the second year, net interest income is projected to decrease as asset yields continue to drop and the cost of funds reductions are exhausted. If rates increase 200 basis points, net interest income is projected to increase slightly in the first year due to asset yields outpacing funding cost increases. In the second year, net interest income is projected to continue to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases lag.

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

Although a significant number of our employees continue to work from home as a result of the COVID-19 pandemic, we have concluded that these changes in work arrangements did not have a material effect on our internal controls over financial reporting during the second quarter of 2021. There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 5, 2021
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory A. White	August 5, 2021
Gregory A. White	Date
Chief Financial Officer and Principal Financial & Accounting Officer