Form 10-Q
period 2021-09-30
CAMDEN NATIONAL CORP
filed 2021-11-04
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 29, 2021:  Common stock (no par value) 14,849,347 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$55,665	$49,524
Interest-bearing deposits in other banks (including restricted cash)	323,991	96,250
Total cash, cash equivalents and restricted cash	379,656	145,774
Investments:
Trading securities	4,335	4,161
Available-for-sale securities, at fair value (book value of $1,443,800 and $1,078,474, respectively)	1,455,210	1,115,813
Held-to-maturity securities, at amortized cost (fair value of $1,390 and $1,411, respectively)	1,293	1,297
Other investments	10,280	11,541
Total investments	1,471,118	1,132,812
Loans held for sale, at fair value (book value of $10,789 and $40,499, respectively)	10,826	41,557
Loans	3,315,303	3,219,822
Less: allowance for credit losses on loans	(32,272)	(37,865)
Net loans	3,283,031	3,181,957
Goodwill	94,697	94,697
Core deposit intangible assets	2,352	2,843
Bank-owned life insurance	96,651	94,877
Premises and equipment, net	38,417	39,884
Deferred tax assets	14,897	11,956
Other assets	111,257	152,388
Total assets	$5,502,902	$4,898,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,289,018	$792,550
Interest checking	1,266,242	1,288,575
Savings and money market	1,437,550	1,282,886
Certificates of deposit	323,395	357,666
Brokered deposits	288,975	283,567
Total deposits	4,605,180	4,005,244
Short-term borrowings	211,552	162,439
Long-term borrowings	—	25,000
Subordinated debentures	44,331	59,331
Accrued interest and other liabilities	95,855	117,417
Total liabilities	4,956,918	4,369,431
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,849,327 and 14,909,097 shares on September 30, 2021 and December 31, 2020, respectively	127,925	131,072
Retained earnings	413,892	377,502
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale debt securities, net of tax	8,958	29,310
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(1,359)	(4,626)
Net unrecognized loss on postretirement plans, net of tax	(3,432)	(3,944)
Total accumulated other comprehensive income	4,167	20,740
Total shareholders’ equity	545,984	529,314
Total liabilities and shareholders’ equity	$5,502,902	$4,898,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$31,185	$33,025	$92,610	$100,190
Taxable interest on investments	5,157	4,480	13,362	14,241
Nontaxable interest on investments	756	823	2,247	2,438
Dividend income	99	163	306	498
Other interest income	182	176	508	691
Total interest income	37,379	38,667	109,033	118,058
Interest Expense
Interest on deposits	1,973	2,899	5,957	12,953
Interest on borrowings	122	394	454	1,591
Interest on subordinated debentures	538	893	1,983	2,668
Total interest expense	2,633	4,186	8,394	17,212
Net interest income	34,746	34,481	100,639	100,846
Provision (credit) for credit losses	939	987	(4,420)	12,160
Net interest income after provision (credit) for credit losses	33,807	33,494	105,059	88,686
Non-Interest Income
Mortgage banking income, net	1,913	4,664	11,620	12,889
Debit card income	3,278	2,627	9,126	7,159
Income from fiduciary services	1,627	1,504	4,860	4,609
Service charges on deposit accounts	1,744	1,606	4,800	4,955
Brokerage and insurance commissions	993	755	2,885	2,034
Bank-owned life insurance	589	615	1,774	1,918
Customer loan swap fees	—	51	—	222
Other income	955	874	2,569	2,373
Total non-interest income	11,099	12,696	37,634	36,159
Non-Interest Expense
Salaries and employee benefits	15,902	13,739	45,742	41,693
Furniture, equipment and data processing	2,980	3,076	8,954	8,576
Net occupancy costs	1,813	1,785	5,569	5,785
Debit card expense	1,106	972	3,166	2,784
Consulting and professional fees	792	913	2,652	2,877
Regulatory assessments	522	510	1,512	971
Amortization of core deposit intangible assets	163	170	491	511
Other real estate owned and collection costs (recoveries), net	60	71	(156)	270
Other expenses	2,925	3,985	8,822	9,824
Total non-interest expense	26,263	25,221	76,752	73,291
Income before income tax expense	18,643	20,969	65,941	51,554
Income Tax Expense	4,003	4,194	13,418	10,346
Net Income	$14,640	$16,775	$52,523	$41,208
Per Share Data
Basic earnings per share	$0.98	$1.12	$3.51	$2.74
Diluted earnings per share	$0.97	$1.11	$3.49	$2.73
Weighted average number of common shares outstanding	14,931,056	14,961,465	14,930,387	15,008,004
Diluted weighted average number of common shares outstanding	14,999,013	15,001,047	14,996,541	15,044,427
Cash dividends declared per share	$0.36	$0.33	$1.08	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net Income	$14,640	$16,775	$52,523	$41,208
Other comprehensive (loss) income:
Net change in unrealized gain on available-for-sale securities, net of tax	(5,139)	(586)	(20,352)	25,474
Net change in unrealized loss on cash flow hedging derivatives, net of tax	467	672	3,267	(30)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	171	133	512	399
Other comprehensive (loss) income	(4,501)	219	(16,573)	25,843
Comprehensive Income	$10,139	$16,994	$35,950	$67,051

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2020	14,963,041	$131,981	$355,130	$19,356	$506,467
Net income	—	—	16,775	—	16,775
Other comprehensive income, net of tax	—	—	—	219	219
Stock-based compensation expense	—	422	—	—	422
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	2,218	(13)	—	—	(13)
Common stock repurchased	(47,915)	(1,402)	—	—	(1,402)
Cash dividends declared ($0.33 per share)	—	—	(4,946)	—	(4,946)
Balance at September 30, 2020	14,917,344	$130,988	$366,959	$19,575	$517,522
Balance at June 30, 2021	14,951,067	$132,278	$404,602	$8,668	$545,548
Net income	—	—	14,640	—	14,640
Other comprehensive income, net of tax	—	—	—	(4,501)	(4,501)
Stock-based compensation expense	—	493	—	—	493
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	4,762	67	—	—	67
Common stock repurchased	(106,502)	(4,913)	—	—	(4,913)
Cash dividends declared ($0.36 per share)	—	—	(5,350)	—	(5,350)
Balance at September 30, 2021	14,849,327	$127,925	$413,892	$4,167	$545,984

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Net income	—	—	41,208	—	41,208
Other comprehensive income, net of tax	—	—	—	25,843	25,843
Stock-based compensation expense	—	1,373	—	—	1,373
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	37,571	(113)	—	—	(113)
Common stock repurchased	(264,946)	(9,375)	—	—	(9,375)
Cash dividends declared ($0.99 per share)	—	—	(14,829)	—	(14,829)
Balance at September 30, 2020	14,917,344	$130,988	$366,959	$19,575	$517,522
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	52,523	—	52,523
Other comprehensive loss, net of tax	—	—	—	(16,573)	(16,573)
Stock-based compensation expense	—	2,007	—	—	2,007
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	46,732	(241)	—	—	(241)
Common stock repurchased	(106,502)	(4,913)	—	—	(4,913)
Cash dividends declared ($1.08 per share)	—	—	(16,133)	—	(16,133)
Balance at September 30, 2021	14,849,327	$127,925	$413,892	$4,167	$545,984

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating Activities
Net Income	$52,523	$41,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Originations of mortgage loans held for sale	(359,842)	(475,131)
Proceeds from the sale of mortgage loans	400,812	460,130
Gain on sale of mortgage loans, net of origination costs	(11,260)	(10,385)
(Credit) provision for credit losses	(4,420)	12,160
Depreciation and amortization expense	2,779	2,850
Investment securities amortization and accretion, net	5,238	3,115
Stock-based compensation expense	2,007	1,373
Amortization of core deposit intangible assets	491	511
Purchase accounting accretion, net	(589)	(924)
Net decrease (increase) in derivative collateral posted	25,090	(30,250)
Decrease (increase) in other assets	2,827	(10,088)
Decrease in other liabilities	(3,994)	(501)
Net cash provided by (used in) by operating activities	111,662	(5,932)
Investing Activities
Proceeds from available-for-sale debt securities	248,186	181,489
Purchase of available-for-sale debt securities	(618,744)	(341,100)
Net increase in loans	(95,720)	(180,174)
Purchase of Federal Home Loan Bank stock	(68)	(9,231)
Proceeds from sale of Federal Home Loan Bank stock	1,329	9,535
Purchase of premises and equipment	(1,549)	(2,591)
Recoveries of previously charged-off loans	272	352
Proceeds from the sale of other real estate owned	465	110
Net cash used in investing activities	(465,829)	(341,610)
Financing Activities
Net increase in deposits	599,936	686,314
Net proceeds from (repayments of) borrowings less than 90 days	49,113	(58,754)
Proceeds from Federal Home Loan Bank long-term advances	—	25,000
Repayments of Federal Home Loan Bank long-term advances	(25,000)	(10,000)
Repayment of subordinated debt	(15,000)	—
Common stock repurchases	(4,924)	(9,140)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(241)	(113)
Cash dividends paid on common stock	(15,721)	(14,907)
Finance lease payments	(114)	(105)
Net cash provided by financing activities	588,049	618,295
Net increase in cash, cash equivalents and restricted cash	233,882	270,753
Cash, cash equivalents, and restricted cash at beginning of period	145,774	75,636
Cash, cash equivalents and restricted cash at end of period	$379,656	$346,389
Supplemental information
Interest paid	$8,523	$17,778
Income taxes paid	14,277	10,689
Transfer from premises to other real estate owned	204	24
Unsettled common stock repurchase	—	235

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2021 and December 31, 2020, the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc. as of and for the three and nine months ended September 30, 2021, and HPFC, Property A, Inc. and Property P, Inc. as of and for the three and nine months ended September 30, 2020). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2021, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted and updated its accounting policies for the following accounting standards that have been applied to the Company's interim consolidated financial statements for the three and nine months ended September 30, 2021:

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of September 30, 2021 and December 31, 2020, the fair value of the Company's trading securities were $4.3 million and $4.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's Executive Deferred Compensation Plan and Director Deferred Compensation Plan.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
Obligations of U.S. government-sponsored enterprises	$8,585	$1	$(134)	$8,452
Obligations of states and political subdivisions	112,688	5,267	(202)	117,753
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	915,317	11,286	(6,611)	919,992
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	391,128	4,595	(2,896)	392,827
Subordinated corporate bonds	16,082	205	(101)	16,186
Total AFS debt securities	$1,443,800	$21,354	$(9,944)	$1,455,210
December 31, 2020
Obligations of states and political subdivisions	$119,608	$7,627	$(115)	$127,120
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	547,396	19,796	(574)	566,618
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	399,937	10,652	(135)	410,454
Subordinated corporate bonds	11,533	186	(98)	11,621
Total AFS debt securities	$1,078,474	$38,261	$(922)	$1,115,813

As of September 30, 2021 and December 31, 2020, there was no allowance carried on AFS debt securities in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13").

The net unrealized gains on AFS debt securities reported within AOCI at September 30, 2021, were $9.0 million, net of a deferred tax liability of $2.5 million. The net unrealized gains on AFS debt securities reported within AOCI at December 31, 2020, were $29.3 million, net of a deferred tax liability of $8.0 million.

For the three and nine months ended September 30, 2021 and 2020, the Company did not sell any AFS debt securities.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Obligations of U.S. government-sponsored enterprises	3	$7,451	$(134)	$—	$—	$7,451	$(134)
Obligations of states and political subdivisions	3	2,554	(6)	2,322	(196)	4,876	(202)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	83	528,776	(6,286)	14,565	(325)	$543,341	(6,611)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	44	180,559	(2,664)	13,241	(232)	193,800	(2,896)
Subordinated corporate bonds	5	8,471	(101)	—	—	8,471	(101)
Total AFS debt securities	138	$727,811	$(9,191)	$30,128	$(753)	$757,939	$(9,944)
December 31, 2020
Obligations of states and political subdivisions	1	$2,404	$(115)	$—	$—	$2,404	$(115)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	15	61,222	(568)	980	(6)	62,202	(574)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	9	39,107	(135)	—	—	39,107	(135)
Subordinated corporate bonds	5	4,902	(98)	—	—	4,902	(98)
Total AFS debt securities	30	$107,635	$(916)	$980	$(6)	$108,615	$(922)

For the three and nine months ended September 30, 2021 and 2020, the unrealized losses on Company's AFS debt securities have not been recognized within income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

At September 30, 2021 and December 31, 2020, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $3.5 million and $3.1 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at September 30, 2021, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,726	$3,773
Due after one year through five years	5,665	6,063
Due after five years through ten years	78,395	81,078
Due after ten years	49,569	51,477
Subtotal	137,355	142,391
Mortgage-related securities	1,306,445	1,312,819
Total	$1,443,800	$1,455,210

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
Obligations of states and political subdivisions	$1,293	$97	$—	$1,390
Total HTM debt securities	$1,293	$97	$—	$1,390
December 31, 2020
Obligations of states and political subdivisions	$1,297	$114	$—	$1,411
Total HTM debt securities	$1,297	$114	$—	$1,411

As of September 30, 2021 and December 31, 2020, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. The HTM debt securities portfolio was comprised solely of high credit quality (rated AA or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As a result, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at September 30, 2021 or December 31, 2020.

As of September 30, 2021 and December 31, 2020, none of the Company's HTM debt securities were past due or on non-accrual status. For the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any interest income on non-accrual HTM debt securities. At September 30, 2021 and December 31, 2020, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $8,000 and $10,000, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at September 30, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	868	927
Due after five years through ten years	425	463
Due after ten years	—	—
Total	$1,293	$1,390

AFS and HTM Debt Securities Pledged

At September 30, 2021 and December 31, 2020, AFS and HTM debt securities with an amortized cost of $720.4 million and $485.0 million and estimated fair values of $728.9 million and $507.1 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
FHLBB	$4,906	$6,167
FRB	5,374	5,374
Total other investments	$10,280	$11,541

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Commercial Loans:
Commercial real estate - non owner-occupied	$1,128,560	$1,097,975
Commercial real estate - owner-occupied	291,117	271,495
Commercial	352,533	381,494
SBA PPP	81,959	135,095
Total commercial loans	1,854,169	1,886,059
Retail Loans:
Residential real estate	1,222,084	1,054,798
Home equity	218,797	258,573
Consumer	20,253	20,392
Total retail loans	1,461,134	1,333,763
Total loans	$3,315,303	$3,219,822

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Net unamortized fair value mark discount on acquired loans	$(703)	$(1,291)
Net unamortized loan origination costs(1)	176	856
Total	$(527)	$(435)
(1)    Includes unamortized loan fees on SBA PPP loans of $3.7 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively.

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

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. Effective May 31, 2021, the SBA PPP loan program ended and the Company is no longer originating loans under this program. For the nine months ended September 30, 2021, the Company originated 1,620 SBA PPP loans totaling $102.2 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. Of these SBA PPP loans originated during 2021, 1,230 loans totaling $78.7 million remain outstanding as of September 30, 2021. For the year ended December 31, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million. Of these SBA PPP loans originated during 2020, 120 loans totaling $3.2 million remain outstanding as of September 30, 2021. This program provided qualifying businesses a specialized low-interest loan by the U.S. Treasury Department and is administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs, and certain other costs up to pre-established limits.

In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At September 30, 2021 and December 31, 2020, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended September 30, 2021 and 2020, the Company sold $86.2 million and $182.7 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $2.2 million and $4.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company sold $389.6 million and $449.7 million, respectively, of residential mortgage loans on the secondary market which resulted in gains on the sale of loans (net of costs) of $11.3 million and $10.4 million.

At September 30, 2021 and December 31, 2020, the Company had certain residential mortgage loans with a principal balance of $10.8 million and $40.5 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2021 and December 31, 2020, recorded an unrealized gain of $37,000 and $1.1 million, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $216,000 and $47,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an unrealized (loss) gain on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of ($1.0 million) and $695,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at September 30, 2021 and December 31, 2020. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of September 30, 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program during the year ended December 31, 2020 have terms of two or five years, and those made during the nine months ended September 30, 2021 have a term of five years. SBA PPP loans are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. These loans were originated under the guidance of the SBA, which has been subject to change. Effective May 31, 2021, the SBA PPP loan program ended and the Company is no longer originating loans under this program.

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

The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$19,577	$2,516	$4,342	$66	$3,205	$2,065	$289	$32,060
Loans charged off	—	—	(97)	—	(4)	—	(20)	(121)
Recoveries	—	2	49	—	2	4	7	64
Provision (credit) for loan losses	157	(214)	295	(23)	450	(231)	(165)	269
Ending balance, September 30, 2021	$19,734	$2,304	$4,589	$43	$3,653	$1,838	$111	$32,272
At or For The Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(503)	—	(92)	(145)	(88)	(828)
Recoveries	—	7	159	—	72	4	30	272
(Credit) provision for loan losses	(2,044)	(535)	(1,770)	(26)	199	(637)	(224)	(5,037)
Ending balance, September 30, 2021	$19,734	$2,304	$4,589	$43	$3,653	$1,838	$111	$32,272
At or For The Year Ended December 31, 2020
Beginning balance, December 31, 2019	$10,924	$1,490	$3,985	$—	$5,842	$2,423	$507	$25,171
Impact of adopting CECL(1)	(668)	(90)	1,548	—	(1,129)	792	(220)	233
Loans charged off	(82)	(21)	(1,130)	—	(121)	(317)	(167)	(1,838)
Recoveries	107	13	572	—	292	33	67	1,084
Provision (credit) for loan losses	11,497	1,440	1,728	69	(1,410)	(315)	206	13,215
Ending balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
(1)    The Company adopted ASU 2016-13, "CECL," effective January 1, 2020 but applied to reporting periods on or after October 1, 2020.

During the nine months ended September 30, 2021, there were no significant changes in our CECL modeling methodology to determine the ACL on loans at September 30, 2021. The significant key assumptions used with the ACL on loans calculation at September 30, 2021 and December 31, 2020, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

The ACL on loans, as presented and accounted for under the CECL methodology, decreased $5.6 million during the nine months ended September 30, 2021, to $32.3 million as of September 30, 2021. The decrease in the ACL on loans across all loan segments, with the exception of residential real estate, was driven by an overall improvement in management's forecast of macroeconomic factors over a one-year forecast period. Net loan growth of $167.3 million, or 16%, in the residential real estate loan segment during the during the nine months ended September 30, 2021, drove the increase in the ACL of $179,000 over this period, offsetting the impact of management's improved forecast of macroeconomic factors over the one-year forecast period.

The following table presents activity in the ACL on loans and select loan information by portfolio segment, under the incurred loss methodology, for the periods indicated:

(In thousands)	Commercial Real Estate(1)	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three and Nine Months Ended September 30, 2020
Allowance for the three months ended:
Beginning balance	$18,386	$4,849	$113	$8,603	$3,084	$504	$35,539
Loans charged off	(33)	(184)	—	(25)	(10)	(55)	(307)
Recoveries	3	139	—	4	—	36	182
Provision (credit)	1,173	(267)	2	124	(51)	19	1,000
Ending balance	$19,529	$4,537	$115	$8,706	$3,023	$504	$36,414
Allowance for the nine months ended:
Beginning balance	$12,414	$3,985	$—	$5,842	$2,423	$507	$25,171
Loans charged off	(104)	(857)	—	(121)	(61)	(138)	(1,281)
Recoveries	10	255	—	27	4	56	352
Provision	7,209	1,154	115	2,958	657	79	12,172
Ending balance	$19,529	$4,537	$115	$8,706	$3,023	$504	$36,414
Allowance balance attributable to loans:
Individually evaluated for impairment	$36	$—	$—	$371	$87	$—	$494
Collectively evaluated for impairment	19,493	4,537	115	8,335	2,936	504	35,920
Total ending allowance	$19,529	$4,537	$115	$8,706	$3,023	$504	$36,414
Loans:
Individually evaluated for impairment	$460	$171	$—	$3,128	$365	$—	$4,124
Collectively evaluated for impairment	1,333,273	375,377	223,838	1,040,975	274,378	22,877	3,270,718
Total ending loans balance	$1,333,733	$375,548	$223,838	$1,044,103	$274,743	$22,877	$3,274,842
(1)    Includes both commercial real estate - non owner-occupied and owner-occupied loan segments.

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of September 30, 2021, the Company's total exposure to the lessors of nonresidential buildings' industry was 14% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2021.

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

The Company did not issue or extend temporary debt relief to customers due to COVID-19 hardships during the nine months ended September 30, 2021. However, the Company may do so on case-by-case under bank regulator guidance or the Consolidated Appropriations Act of 2021, which extended the provisions within the CARES Act that provided TDR accounting relief to the earlier of: (i) December 31, 2021 or (ii) the date that is 60 days after the date the national emergency concerning the COVID-19 pandemic declared by the President on March 13, 2020 terminates.

At September 30, 2021, the Company did not have any loans operating under temporary short-term payment deferral arrangements due to being impacted by the COVID-19 pandemic, compared to $26.5 million at December 31, 2020. The majority of these loans have returned to normal payment status or have since been fully repaid. Of those loans that were previously operating under a short-term deferral arrangement, $1.0 million were classified as non-accrual and $310,000 were 30-89 days past due as of September 30, 2021.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the dates indicated:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2021
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$157,849	$193,303	$186,028	$122,607	$102,457	$302,680	$—	$—	$1,064,924
Special mention (Grade 7)	—	7,309	2,351	33	4,318	10,655	—	—	24,666
Substandard (Grade 8)	212	1,688	220	10,028	394	26,428	—	—	38,970
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	158,061	202,300	188,599	132,668	107,169	339,763	—	—	1,128,560
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	61,023	34,052	32,078	45,469	47,963	62,421	—	—	283,006
Special mention (Grade 7)	—	—	—	3,427	—	1,554	—	—	4,981
Substandard (Grade 8)	—	—	63	—	1,808	1,259	—	—	3,130
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	61,023	34,052	32,141	48,896	49,771	65,234	—	—	291,117
Commercial
Risk rating
Pass (Grades 1-6)	60,833	47,710	50,233	26,459	15,094	32,082	83,456	31,621	347,488
Special mention (Grade 7)	—	73	118	295	716	455	494	265	2,416
Substandard (Grade 8)	—	280	347	298	113	1,282	—	309	2,629
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	60,833	48,063	50,698	27,052	15,923	33,819	83,950	32,195	352,533
SBA PPP
Risk rating
Pass (Grades 1-6)	78,252	3,238	—	—	—	—	—	—	81,490
Special mention (Grade 7)	469	—	—	—	—	—	—	—	469
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	78,721	3,238	—	—	—	—	—	—	81,959
Residential Real Estate
Risk rating
Pass (Grades 1-6)	430,952	303,375	119,118	73,832	49,827	239,596	892	—	1,217,592
Special mention (Grade 7)	—	—	—		—	234	—	—	234
Substandard (Grade 8)	—	—	—	142	—	4,116	—	—	4,258
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	430,952	303,375	119,118	73,974	49,827	243,946	892	—	1,222,084
Home equity
Risk rating
Performing	553	559	7,060	12,368	2,678	12,429	168,441	13,308	217,396
Non-performing	—	—	—	41	—	196	930	234	1,401
Total home equity	553	559	7,060	12,409	2,678	12,625	169,371	13,542	218,797
Consumer
Risk rating
Performing	6,270	4,169	3,839	1,397	667	2,046	1,837	—	20,225
Non-performing	—	9	16	—	—	3	—	—	28
Total consumer	6,270	4,178	3,855	1,397	667	2,049	1,837	—	20,253
Total Loans	$796,413	$595,765	$401,471	$296,396	$226,035	$697,436	$256,050	$45,737	$3,315,303

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Commercial real estate - non owner-occupied
Risk rating
Pass (Grades 1-6)	$138,010	$224,148	$144,552	$119,409	$157,588	$264,253	$—	$—	$1,047,960
Special mention (Grade 7)	5,739	—	—	4,256	3,497	847	—	—	14,339
Substandard (Grade 8)	24	125	2,070	405	1,522	31,530	—	—	35,676
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non owner-occupied	143,773	224,273	146,622	124,070	162,607	296,630	—	—	1,097,975
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	35,948	29,217	48,312	47,065	25,507	76,098	—	—	262,147
Special mention (Grade 7)	—	—	4,584	—	—	1,513	—	—	6,097
Substandard (Grade 8)	—	—	891	462	—	1,898	—	—	3,251
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	35,948	29,217	53,787	47,527	25,507	79,509	—	—	271,495
Commercial
Risk rating
Pass (Grades 1-6)	53,966	72,863	40,688	25,478	15,788	51,869	72,425	37,026	370,103
Special mention (Grade 7)	—	22	313	4,924	117	400	—	867	6,643
Substandard (Grade 8)	187	1,012	211	51	42	2,081	65	1,099	4,748
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	54,153	73,897	41,212	30,453	15,947	54,350	72,490	38,992	381,494
SBA PPP
Risk rating
Pass (Grades 1-6)	135,095	—	—	—	—	—	—	—	135,095
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	135,095	—	—	—	—	—	—	—	135,095
Residential Real Estate
Risk rating
Pass (Grades 1-6)	339,834	183,877	119,426	79,159	57,269	266,324	3,028	—	1,048,917
Special mention (Grade 7)	—	—	—	—	—	398	—	—	398
Substandard (Grade 8)	—	—	176	487	—	4,820	—	—	5,483
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	339,834	183,877	119,602	79,646	57,269	271,542	3,028	—	1,054,798
Home equity
Risk rating
Performing	855	9,415	17,281	3,478	1,339	17,664	194,065	12,480	256,577
Non-performing	—	—	—	—	—	207	1,241	548	1,996
Total home equity	855	9,415	17,281	3,478	1,339	17,871	195,306	13,028	258,573
Consumer
Risk rating
Performing	6,572	6,525	3,096	1,359	378	1,780	678	—	20,388
Non-performing	—	—	—	—	4	—	—	—	4
Total consumer	6,572	6,525	3,096	1,359	382	1,780	678	—	20,392
Total Loans	$716,230	$527,204	$381,600	$286,533	$263,051	$721,682	$271,502	$52,020	$3,219,822

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

All loans that were granted temporary payment relief due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act and bank regulatory guidance at the time of initial relief. As of September 30, 2021, all loans that were once granted temporary debt relief and had outstanding principal balances have returned to regular payment status. As of December 31, 2020, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower. Of those loans operating under a short-term deferral arrangement, $1.0 million were classified as non-accrual and $310,000 were 30-89 days past due as of September 30, 2021, compared to $457,000 and $1.2 million, respectively, as of December 31, 2020.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
September 30, 2021
Commercial real estate - non owner-occupied	$—	$—	$52	$52	$1,128,508	$1,128,560	$—
Commercial real estate - owner-occupied	86	—	47	133	290,984	291,117
Commercial	557	—	813	1,370	351,163	352,533	—
SBA PPP	—	—	—	—	81,959	81,959	—
Residential real estate	1,056	240	1,158	2,454	1,219,630	1,222,084	—
Home equity	369	30	894	1,293	217,504	218,797	—
Consumer	45	8	28	81	20,172	20,253	—
Total	$2,113	$278	$2,992	$5,383	$3,309,920	$3,315,303	$—
December 31, 2020
Commercial real estate - non owner-occupied	$—	$50	$173	$223	$1,097,752	$1,097,975	$—
Commercial real estate - owner-occupied	99	—	47	146	271,349	271,495	—
Commercial	430	—	857	1,287	380,207	381,494	—
SBA PPP	—	—	—	—	135,095	135,095	—
Residential real estate	1,406	1,103	2,535	5,044	1,049,754	1,054,798	—
Home equity	335	173	1,416	1,924	256,649	258,573	—
Consumer	92	67	4	163	20,229	20,392	—
Total	$2,362	$1,393	$5,032	$8,787	$3,211,035	$3,219,822	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	September 30, 2021			December 31, 2020
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non owner-occupied	$59	$14	$73	$351	$15	$366
Commercial real estate - owner-occupied	87	47	134	99	47	146
Commercial	811	49	860	1,549	58	1,607
Residential real estate	2,378	198	2,576	3,136	341	3,477
Home equity	1,401	—	1,401	1,961	35	1,996
Consumer	28	—	28	4	—	4
Total	$4,764	$308	$5,072	$7,100	$496	$7,596

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the dates indicated:

	September 30, 2021			December 31, 2020
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Commercial	$—	$—	$—	$—	$689	$689
Residential real estate	131	—	131	248	—	248
Home equity	88	—	88	—	—	—
Total	$219	$—	$219	$248	$689	$937

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $59,000 and $85,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $202,000 and $251,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three or nine months ended September 30, 2021 and 2020. An immaterial amount of accrued interest on non-accrual loans was written-off during the three and nine months ended September 30, 2021 and 2020, by reversing interest income. At September 30, 2021 and December 31, 2020, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $8.0 million and $10.2 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial real estate - owner-occupied	1	2	$120	$328	$42	$37
Commercial	2	2	80	100	—	—
Residential real estate	19	21	2,353	2,638	361	364
Consumer and home equity	2	—	230	—	22	—
Total	24	25	$2,783	$3,066	$425	$401

At September 30, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.6 million and $219,000, respectively. At December 31, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $2.8 million and $248,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	2021	2020	2021	2020	2021	2020	2021	2020
For the Nine Months Ended September 30,:
Home equity:
Interest rate concession and payment deferral	1	—	$159	$—	$170	$—	$56	$—
Maturity concession	1	—	144	—	143	—	6	—
Total	2	—	$303	$—	$313	$—	$62	$—

There were no loan modifications that qualify as TDRs that occurred for the three months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, the Company did not have any material commitments to lend additional funds to borrowers with loans classified as TDRs.

For the three and nine months ended September 30, 2021 and 2020, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

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

In-Process Foreclosure Proceedings

At September 30, 2021 and December 31, 2020, the Company had $1.1 million and $1.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.2 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term and long-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Short-Term Borrowings:
Customer repurchase agreements	$211,552	$162,439
Total short-term borrowings	$211,552	$162,439
Long-Term Borrowings:
FHLBB borrowings	$—	$25,000
Total long-term borrowings	$—	$25,000

As of September 30, 2021 and December 31, 2020, the Company's subordinated debentures were $44.3 million and $59.3 million, respectively. On April 16, 2021, the Company exercised its call option on its $15.0 million of subordinated debentures, at par plus accrued interest. As of September 30, 2021, the Company's remaining subordinated debentures were comprised of two tranches of junior subordinated debentures. Refer to Note 10 of the consolidated financial statements for further details.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$151,405	$90,015
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	57,842	70,902
Obligations of states and political subdivisions	2,305	1,522
Total	$211,552	$162,439
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At September 30, 2021 and December 31, 2020, certain customers held CDs totaling $1.0 million, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$847,371	$723,986
Standby letters of credit	7,476	4,735
Total	$854,847	$728,721

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of September 30, 2021 and December 31, 2020, the ACL on off-balance sheet credit exposures was $3.2 million and $2.6 million, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended September 30, 2021 and 2020, the provision (credit) for credit losses on off-balance sheet credit exposures was $670,000 and ($13,000), respectively. For the nine months ended September 30, 2021 and 2020, the provision (credit) for credit losses on off-balance sheet credit exposures was $617,000 and ($12,000).

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of September 30, 2021 and December 31, 2020.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

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

Fixed Rate Mortgage Interest Rate Lock Commitments

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
September 30, 2021
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$160,000	Other assets	$6,849	$83,000	Accrued interest and other liabilities	$8,597
Total derivatives designated as hedging instruments			$6,849			$8,597
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$347,921	Other assets	$24,045	$347,921	Accrued interest and other liabilities	$24,045
Fixed Rate mortgage interest rate lock commitments	35,720	Other assets	498	15,302	Accrued interest and other liabilities	116
Forward delivery commitments	8,492	Other assets	215	2,297	Accrued interest and other liabilities	22
Total derivatives not designated as hedging instruments			$24,758			$24,183
December 31, 2020
Derivatives designated as hedging instruments:
Interest rate contracts	$110,000	Other assets	$5,731	$143,000	Accrued interest and other liabilities	$11,625
Total derivatives designated as hedging instruments			$5,731			$11,625
Derivatives not designated as hedging instruments:
Customer loan swaps	$376,290	Other assets	$39,627	$376,290	Accrued interest and other liabilities	$39,627
Fixed rate mortgage interest rate lock commitments	58,574	Other assets	608	28,346	Accrued interest and other liabilities	248
Forward delivery commitments	24,951	Other assets	311	15,548	Accrued interest and other liabilities	196
Total derivatives not designated as hedging instruments			$40,546			$40,071
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Derivatives in Cash Flow Hedge Relationships:
For the Three Months Ended September 30, 2021
Interest rate contracts	$48	$48	$—	Interest and fees on loans	$410	$410	$—
Interest rate contracts	190	190	—	Interest on deposits	(170)	(170)	—
Interest rate contracts	228	228	—	Interest on subordinated debentures	(369)	(369)	—
Total	$466	$466	$—		$(129)	$(129)	$—

For the Nine Months Ended September 30, 2021
Interest rate contracts	$(688)	$(688)	$—	Interest and fees on loans	$1,205	$1,205	$—
Interest rate contracts	2,142	2,142	—	Interest on deposits	(490)	(490)	—
Interest rate contracts	2,201	2,201	—	Interest on subordinated debentures	(1,222)	(1,222)	—
Total	$3,655	$3,655	$—		$(507)	$(507)	$—

For the Three Months Ended September 30, 2020
Interest rate contracts	$(81)	$(81)	$—	Interest and fees on loans	$311	$311	$—
Interest rate contracts	140	140	—	Interest on deposits	—	—	—
Interest rate contracts	197	197	—	Interest on borrowings	(74)	(74)	—
Interest rate contracts	432	432	—	Interest on subordinated debentures	(405)	(405)	—
Total	$688	$688	$—		$(168)	$(168)	$—

For the Nine Months Ended September 30, 2020
Interest rate contracts	$5,844	$5,844	$—	Interest and fees on loans	$610	$610	$—
Interest rate contracts	(838)	(838)	—	Interest on deposits	(26)	(26)	—
Interest rate contracts	(922)	(922)	—	Interest on borrowings	(22)	(22)	—
Interest rate contracts	(4,502)	(4,502)	—	Interest on subordinated debentures	(942)	(942)	—
Total	$(418)	$(418)	$—		$(380)	$(380)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2021				2020
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$31,185	$1,973	$122	$538	$33,025	$2,899	$394	$893
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$410	$(170)	$—	$(369)	$311	$—	$(74)	$(405)
Amount of gain (loss) reclassified from AOCI into income - included component	$410	$(170)	$—	$(369)	$311	$—	$(74)	$(405)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2021				2020
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$92,610	$5,957	$454	$1,983	$100,190	$12,953	$1,591	$2,668
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$1,205	$(490)	$—	$(1,222)	$610	$(26)	$(22)	$(942)
Amount of gain (loss) reclassified from AOCI into income - included component	$1,205	$(490)	$—	$(1,222)	$610	$(26)	$(22)	$(942)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2021	2020	2021	2020
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	$(434)	$(386)	$22	$110
Forward delivery commitments	Mortgage banking income, net	65	123	78	(33)
Total		$(369)	$(263)	$100	$77

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
As of September 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $31.1 million and $50.5 million, respectively. As of September 30, 2021 and December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $33.0 million and $57.5 million, respectively. If the Company had breached any of these provisions at September 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $31.1 million and $50.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$24,045	$—	$24,045	$—	$—	$24,045
Interest rate contracts(3)	6,849	—	6,849	—	(6,590)	259
Total	$30,894	$—	$30,894	$—	$(6,590)	$24,304
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$24,045	$—	$24,045	$—	$24,045	$—
Interest rate contracts(3)	8,597	—	8,597	—	8,597	—
Total	$32,642	$—	$32,642	$—	$32,642	$—
Customer repurchase agreements	$211,552	$—	$211,552	$211,552	$—	$—
December 31, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$39,627	$—	$39,627	$—	$—	$39,627
Interest rate contracts(3)	5,731	—	5,731	—	(5,595)	136
Total	$45,358	$—	$45,358	$—	$(5,595)	$39,763
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$39,627	$—	$39,627	$—	$39,627	$—
Interest rate contracts(3)	11,625	—	11,625	—	11,625	—
Total	$51,252	$—	$51,252	$—	$51,252	$—
Customer repurchase agreements	$162,439	$—	$162,439	$162,439	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at September 30, 2021 and December 31, 2020, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2021 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2021		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"	December 31, 2020		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$515,656	15.06%	10.50%	10.00%	$498,290	15.40%	10.50%	10.00%
Tier 1 risk-based capital ratio	480,200	14.02%	8.50%	6.00%	445,858	13.78%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	437,200	12.77%	7.00%	N/A	402,858	12.45%	7.00%	N/A
Tier 1 leverage capital ratio(1)	480,200	9.13%	4.00%	N/A	445,858	9.13%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$478,574	14.02%	10.50%	10.00%	$460,611	14.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	443,118	12.98%	8.50%	8.00%	420,294	13.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	443,118	12.98%	7.00%	6.50%	420,294	13.03%	7.00%	6.50%
Tier 1 leverage capital ratio	443,118	8.44%	4.00%	5.00%	420,294	8.64%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions To Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, the debentures within its calculation of risk-based capital. At September 30, 2021 and December 31, 2020, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

On April 16, 2021, the Company redeemed its $15.0 million of subordinated debentures in full, at par plus accrued and unpaid interest, and, thus, the subordinated debentures were no longer included as Tier 2 capital within the calculation of total risk-based capital at September 30, 2021. At December 31, 2020, $12.0 million, or 80%, of the subordinated debentures were included as Tier 2 capital within the calculation of the Company's total risk-based capital.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Change in fair value	$(6,546)	$1,407	$(5,139)	$(746)	$160	$(586)
Net change in fair value	(6,546)	1,407	(5,139)	(746)	160	(586)
Cash Flow Hedges:
Change in fair value	466	(100)	366	688	(148)	540
Less: reclassified AOCI loss into interest expense(1)	(539)	116	(423)	(479)	103	(376)
Less: reclassified AOCI gain into interest income(2)	410	(88)	322	311	(67)	244
Net change in fair value	595	(128)	467	856	(184)	672
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	217	(46)	171	169	(36)	133
Other comprehensive (loss) income	$(5,734)	$1,233	$(4,501)	$279	$(60)	$219
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

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Change in fair value	$(25,926)	$5,574	$(20,352)	$32,451	$(6,977)	$25,474
Net change in fair value	(25,926)	5,574	(20,352)	32,451	(6,977)	25,474
Cash Flow Hedges:
Change in fair value	3,655	(785)	2,870	(418)	90	(328)
Less: reclassified AOCI loss into interest expense(1)	(1,712)	368	(1,344)	(990)	213	(777)
Less: reclassified AOCI gain into interest income(2)	1,205	(258)	947	610	(131)	479
Net change in fair value	4,162	(895)	3,267	(38)	8	(30)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	652	(140)	512	508	(109)	399
Other comprehensive (loss) income	$(21,112)	$4,539	$(16,573)	$32,921	$(7,078)	$25,843
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Debt Securities	Net Unrealized Losses (Gains) on Cash Flow Hedges	Defined Benefit Postretirement Plans	AOCI
At or For the Three Months Ended September 30, 2021
Balance at June 30, 2021	$14,097	$(1,826)	$(3,603)	$8,668
Other comprehensive (loss) income before reclassifications	(5,139)	366	—	(4,773)
Less: Amounts reclassified from AOCI	—	(101)	(171)	(272)
Other comprehensive (loss) income	(5,139)	467	171	(4,501)
Balance at September 30, 2021	$8,958	$(1,359)	$(3,432)	$4,167
At or For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive (loss) income before reclassifications	(20,352)	2,870	—	(17,482)
Less: Amounts reclassified from AOCI	—	(397)	(512)	(909)
Other comprehensive (loss) income	(20,352)	3,267	512	(16,573)
Balance at September 30, 2021	$8,958	$(1,359)	$(3,432)	$4,167
At or For the Three Months Ended September 30, 2020
Balance at June 30, 2020	$29,310	$(6,750)	$(3,204)	$19,356
Other comprehensive (loss) income before reclassifications	(586)	540	—	(46)
Less: Amounts reclassified from AOCI	—	(132)	(133)	(265)
Other comprehensive (loss) income	(586)	672	133	219
Balance at September 30, 2020	$28,724	$(6,078)	$(3,071)	$19,575
At or For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	25,474	(328)	—	25,146
Less: Amounts reclassified from AOCI	—	(298)	(399)	(697)
Other comprehensive income (loss)	25,474	(30)	399	25,843
Balance at September 30, 2020	$28,724	$(6,078)	$(3,071)	$19,575

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

	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Debit card interchange income	Debit card income	$3,278	$2,627	$9,126	$7,159
Services charges on deposit accounts	Service charges on deposit accounts	1,744	1,606	4,800	4,955
Fiduciary services income	Income from fiduciary services	1,627	1,504	4,860	4,609
Investment program income	Brokerage and insurance commissions	993	755	2,885	2,034
Other non-interest income	Other income	521	467	1,368	1,275
Total non-interest income within the scope of ASC 606		8,163	6,959	23,039	20,032
Total non-interest income not in scope of ASC 606		2,936	5,737	14,595	16,127
Total non-interest income		$11,099	$12,696	$37,634	$36,159

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit cost were as follow for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost		2021	2020	2021	2020
Service cost	Salaries and employee benefits	$126	$116	$378	$348
Interest cost	Other expenses	97	116	292	346
Recognized net actuarial loss	Other expenses	194	155	583	467
Total		$417	$387	$1,253	$1,161

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost		2021	2020	2021	2020
Service cost	Salaries and employee benefits	$7	$7	$20	$21
Interest cost	Other expenses	26	31	77	92
Recognized net actuarial loss	Other expenses	29	20	87	59
Amortization of prior service credit	Other expenses	(6)	(6)	(18)	(18)
Total		$56	$52	$166	$154

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2021	2020	2021	2020
Net income	$14,640	$16,775	$52,523	$41,208
Dividends and undistributed earnings allocated to participating securities(1)	(40)	(47)	(145)	(101)
Net income available to common shareholders	$14,600	$16,728	$52,378	$41,107
Weighted-average common shares outstanding for basic EPS	14,931,056	14,961,465	14,930,387	15,008,004
Dilutive effect of stock-based awards(2)	67,957	39,582	66,154	36,423
Weighted-average common and potential common shares for diluted EPS	14,999,013	15,001,047	14,996,541	15,044,427
Earnings per common share:
Basic EPS	$0.98	$1.12	$3.51	$2.74
Diluted EPS	$0.97	$1.11	$3.49	$2.73
Awards excluded from the calculation of diluted EPS(3):
MSPP	—	6,345	—	—
Performance-based awards	3,382	861	—	2,206
Stock options	—	1,000	—	1,000
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives as sufficient collateral exists, mitigating the credit risk.

The fair value of the Company's fixed rate interest rate lock commitments were determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its loan pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed rate interest rate lock commitments as Level 2, as the quoted secondary market prices are the more significant input, and, although the Company's internal pull-through rate estimate is a Level 3 estimate, it is less significant to the ultimate valuation.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2021
Financial assets:
Trading securities	$4,335	$4,335	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	8,452	—	8,452	—
Obligations of states and political subdivisions	117,753	—	117,753	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	919,992	—	919,992	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	392,827	—	392,827	—
Subordinated corporate bonds	16,186	—	16,186	—
Loans held for sale	10,826	—	10,826	—
Customer loan swaps	24,045	—	24,045	—
Interest rate contracts	6,849	—	6,849	—
Fixed rate mortgage interest rate lock commitments	498	—	498	—
Forward delivery commitments	215	—	215	—
Financial liabilities:
Trading securities	$4,335	$4,335	$—	$—
Customer loan swaps	24,045	—	24,045	—
Interest rate contracts	8,597	—	8,597	—
Fixed rate mortgage interest rate lock commitments	116	—	116	—
Forward delivery commitments	22	—	22	—
December 31, 2020
Financial assets:
Trading securities	$4,161	$4,161	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	127,120	—	127,120	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	566,618	—	566,618	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,454	—	410,454	—
Subordinated corporate bonds	11,621	—	11,621	—
Loans held for sale	41,557	—	41,557	—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	5,731	—	5,731	—
Fixed rate mortgage interest rate lock commitments	608	—	608	—
Forward delivery commitments	311	—	311	—
Financial liabilities:
Trading securities	$4,161	$4,161	$—	$—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	11,625	—	11,625	—
Fixed rate mortgage interest rate lock commitments	248	—	248	—
Forward delivery commitments	196	—	196	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2021, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the nine months ended September 30, 2021, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2021
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
September 30, 2021
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

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2021
Financial assets:
HTM debt securities	$1,293	$1,390	$—	$1,390	$—
Commercial real estate loans(1)(2)	1,397,639	1,360,937	—	—	1,360,937
Commercial loans(2)	347,944	345,341	—	—	345,341
SBA PPP loans(2)	81,916	85,660	—	—	85,660
Residential real estate loans(2)	1,218,431	1,225,153	—	—	1,225,153
Home equity loans(2)	216,959	214,909	—	—	214,909
Consumer loans(2)	20,142	18,234	—	—	18,234
Servicing assets	2,495	3,215	—	—	3,215
Financial liabilities:
Time deposits	$373,414	$374,316	$—	$374,316	$—
Short-term borrowings	211,552	211,530	—	211,530	—
Subordinated debentures	44,331	33,027	—	33,027	—
December 31, 2020
Financial assets:
HTM debt securities	$1,297	$1,411	$—	$1,411	$—
Commercial real estate loans(1)(2)	1,344,860	1,307,132	—	—	1,307,132
Commercial loans(2)	374,791	372,194	—	—	372,194
SBA PPP loans(2)	135,026	137,209			137,209
Residential real estate loans(2)	1,051,324	1,066,991	—	—	1,066,991
Home equity loans(2)	255,957	253,276	—	—	253,276
Consumer loans(2)	19,999	18,102	—	—	18,102
Servicing assets	2,196	1,437	—	—	1,437
Financial liabilities:
Time deposits	$457,694	$460,278	$—	$460,278	$—
Short-term borrowings	162,439	162,420	—	162,420	—
Long-term borrowings	25,000	25,442	—	25,442	—
Subordinated debentures	59,331	46,475	—	46,475	—
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

These statements are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, the spread of new variations of the COVID virus and the efficacy of vaccines against those variations, the adoption rate of COVID vaccines, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income, as presented	$14,640	$16,775	$52,523	$41,208
Add: amortization of core deposit intangible assets, net of tax(1)	129	134	388	404
Net income, adjusted for amortization of core deposit intangible assets	$14,769	$16,909	$52,911	$41,612
Average equity, as presented	$552,721	$512,902	$541,841	$497,564
Less: average goodwill and core deposit intangible assets	(97,128)	(97,794)	(97,293)	(97,967)
Average tangible equity	$455,593	$415,108	$444,548	$399,597
Return on average equity	10.51%	13.01%	12.96%	11.06%
Return on average tangible equity	12.86%	16.21%	15.91%	13.91%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Non-interest expense, as presented	$26,263	$25,221	$76,752	$73,291
Less: legal settlement	—	(1,200)	—	(1,200)
Less: prepayment penalty on borrowings	—	—	(514)	—
Adjusted non-interest expense	$26,263	$24,021	$76,238	$72,091
Net interest income, as presented	$34,746	$34,481	$100,639	$100,846
Add: effect of tax-exempt income(1)	228	292	764	865
Non-interest income, as presented	11,099	12,696	37,634	36,159
Adjusted net interest income plus non-interest income	$46,073	$47,469	$139,037	$137,870
Ratio of non-interest expense to total revenues(2)	57.29%	53.46%	55.51%	53.50%
Efficiency ratio	57.00%	50.60%	54.83%	52.29%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net interest income, as presented	$34,746	$34,481	$100,639	$100,846
Add: effect of tax-exempt income(1)	228	292	764	865
Net interest income (fully-taxable equivalent)	$34,974	$34,773	$101,403	$101,711
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income, as presented	$14,640	$16,775	$52,523	$41,208
Add (less): provision (credit) for credit losses	939	987	(4,420)	12,160
Add: income tax expense	4,003	4,194	13,418	10,346
Pre-tax, pre-provision earnings	$19,582	$21,956	$61,521	$63,714

Adjusted Yield on Interest-Earning Assets. Adjusted yield on interest-earning assets normalizes the Company's reported yield on interest-earning assets for certain unusual, non-recurring items, including: (i) the impact of SBA PPP loans and (ii) excess cash/liquidity held by the Company, primarily due to Federal stimulus programs and changes in the FRB cash holding requirements for financial institutions both in response to COVID-19.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Yield on interest-earning assets, as presented	2.97%	3.37%	3.06%	3.59%
Add: effect of excess liquidity on yield on interest-earning assets	0.16%	0.10%	0.12%	0.06%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.09)%	(0.04)%	(0.06)%	(0.01)%
Adjusted yield on interest-earning assets	3.04%	3.43%	3.12%	3.64%

Adjusted Net Interest Margin (Fully-Taxable Equivalent). Adjusted net interest margin on a fully-taxable equivalent basis normalizes the Company's reported net interest margin on a fully-taxable equivalent basis for certain unusual, non-recurring items, including: (i) the impact of SBA PPP loans and (ii) excess cash/liquidity held by the Company, primarily due to Federal stimulus programs and changes in the FRB cash holding requirements for financial institutions both in response to COVID-19.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest margin (fully-taxable equivalent), as presented	2.76%	3.00%	2.82%	3.06%
Add: effect of excess liquidity on net interest margin (fully-taxable equivalent)	0.15%	0.10%	0.12%	0.06%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	(0.09)%	(0.06)%	(0.07)%	(0.02)%
Adjusted net interest margin (fully-taxable equivalent)	2.82%	3.04%	2.87%	3.10%

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

Tangible Common Equity Ratio. Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and other intangible assets to (ii) total assets less goodwill and other intangible assets. This ratio is a measure used within the financial services industry to assess a company's capital adequacy.

(In thousands, except number of shares, per share data and ratios)	September 30, 2021	December 31, 2020
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$545,984	$529,314
Less: goodwill and other intangible assets	(97,049)	(97,540)
Tangible shareholders’ equity	$448,935	$431,774
Shares outstanding at period end	14,849,327	14,909,097
Book value per share	$36.77	$35.50
Tangible book value per share	$30.23	$28.96
Tangible Common Equity Ratio:
Total assets	$5,502,902	$4,898,745
Less: goodwill and other intangible assets	(97,049)	(97,540)
Tangible assets	$5,405,853	$4,801,205
Common equity ratio	9.92%	10.81%
Tangible common equity ratio	8.30%	8.99%

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

(In thousands)	September 30, 2021	December 31, 2020
Total deposits	$4,605,180	$4,005,244
Less: certificates of deposit	(323,395)	(357,666)
Less: brokered deposits	(288,975)	(283,567)
Core deposits	$3,992,810	$3,364,011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Total average deposits	$4,223,964	$3,794,434	$3,994,457	$3,609,355
Less: average certificates of deposit	(327,802)	(417,788)	(339,230)	(482,076)
Average core deposits	$3,896,162	$3,376,646	$3,655,227	$3,127,279

Total Loans, Excluding SBA PPP loans. Total loans, excluding SBA PPP loans is used by management to measure the Company's core loan portfolio. The Company calculates total loans, excluding SBA PPP loans as total loans (as reported on the consolidated statements of condition) less SBA PPP loans.

(In thousands)	September 30, 2021	December 31, 2020
Total loans, as presented	$3,315,303	$3,219,822
Less: SBA PPP loans	(81,959)	(135,095)
Total loans, excluding SBA PPP loans	$3,233,344	$3,084,727

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

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2020. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.5 billion in assets at September 30, 2021, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

The Company operates throughout Maine, with its primary markets and presence being throughout coastal and central Maine, and select areas of New Hampshire and Massachusetts. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

Operating Results. Net income for the third quarter of 2021 was $14.6 million, a decrease of $2.1 million, or 13%, compared to the third quarter of 2020, and diluted EPS decreased correspondingly $0.14, or 13%, to $0.97 for the third quarter of 2021 compared to the same period last year. Pre-tax, pre-provision earnings (non-GAAP) for the third quarter of 2021 was $19.6 million, a decrease of $2.4 million, or 11%.

The key earnings drivers between periods were:
•Mortgage banking income for the third quarter of 2021 was $1.9 million, a decrease of $2.8 million, or 59%, compared to the third quarter of 2020. The decrease is the result of a shift in the Company's strategy to hold more of its residential mortgage production within its loan portfolio in response to its interest rate risk and liquidity positions. As a results of the shift in strategy between periods, the Company sold 33% of its residential mortgage production during the third quarter of 2021, compared to 69% for the third quarter of 2020.
•Debit card income for the third quarter of 2021 was $3.3 million, an increase of $651,000, or 25%, over the third quarter of 2020. The increase in revenue was driven by an increase in customer spending as consumers and businesses received proceeds from various government stimulus programs.
•Salaries and employee benefit costs for the third quarter were $15.9 million, an increase of $2.2 million, or 16%, due to higher performance-based incentive accruals and wages.
•Other expenses for the third quarter of 2021 were $2.9 million, a decrease of $1.1 million, or 27%, as the Company accrued $1.2 million for a legal matter in the third quarter of 2020.

Net income for the nine months ended September 30, 2021 was $52.5 million, an increase of $11.3 million, or 27%, over the nine months ended September 30, 2020, and diluted EPS correspondingly increased $0.76, or 28%, to $3.49 for the nine months ended September 30, 2021, over the same period last year. Pre-tax, pre-provision earnings (non-GAAP) for the nine months ended September 30, 2021, were $61.5 million, a decrease of $2.2 million, or 3%, compared to the same period last year.

The key earnings drivers between periods included:
•A release of provision for credit losses of $4.4 million for the nine months ended September 30, 2021, compared to a $12.2 million provision charge for the nine months ended September 30, 2020. In response to the uncertainty surrounding the COVID-19 pandemic through the nine months ended September 30, 2020, the Company recorded significant provision expense to account for the unprecedented risk it presented. Since September 30, 2020, macroeconomic factors have improved considerably and the Company has not experienced credit quality deterioration. As a result, the Company has released a portion of the ACL established last year.
•Mortgage banking income for the nine months ended September 30, 2021, was $11.6 million, a decrease of $1.3 million, or 10%, compared to the same period last year. As noted above, in the first quarter of 2021, the Company shifted its strategy to hold more of its residential mortgage originations within its loan portfolio. For the nine months ended September 30, 2021, the Company sold 47% of its residential mortgage production, compared to 62% for the same period last year.
•Debit card income for the nine months ended September 30, 2021 was $9.1 million, an increase of $2.0 million, or 27%, compared to the same period last year.
•Salaries and employee benefit costs for the nine months ended September 30, 2021, were $45.7 million, an increase of $4.0 million, or 10%.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average assets	1.08%	1.34%	1.36%	1.15%
Return on average equity	10.51%	13.01%	12.96%	11.06%
Return on average tangible equity (non-GAAP)	12.86%	16.21%	15.91%	13.91%
Ratio of non-interest expense to total revenues	57.29%	53.46%	55.51%	53.50%
Efficiency ratio (non-GAAP)	57.00%	50.60%	54.83%	52.29%

Effective October 3, 2021, the Company provided a minimum 3% wage increase to all of its employees and increased its starting minimum wage $2 per hour to $17 per hour. The off-cycle wage adjustment was in response to the challenging job market and need to retain and attract talent. This off-cycle wage adjustment is not in replacement of the Company’s normal merit cycle in March each year. Beginning in 2022, the Company will suspend its profit sharing contribution to employees' 401(k) accounts to partially fund the impact of the off-cycle wage adjustment.

Asset Quality. As of September 30, 2021, the Company's asset quality metrics remained very strong with non-performing assets of 0.14% of total assets and loans 30-89 days past due of 0.06% of total loans. In comparison, at December 31, 2020, non-performing assets were 0.22% of total assets, and loans 30-89 days past due were 0.10% of total loans.

Capital Position. As of September 30, 2021, the Company's capital position remained well in excess of regulatory capital requirements, including a total risk-based capital ratio of 15.06% and a tier 1 leverage ratio of 9.13%. The Company's shareholders' equity to total assets position and tangible common equity ratio (non-GAAP) was 9.92% and 8.30%, respectively, as of September 30, 2021, compared to 10.81% and 8.99% as of December 31, 2020.

On September 28, 2021, the Company announced a cash dividend to shareholders of $0.36 per share, payable on October 29, 2021 to shareholders of record as of October 15, 2021. As of September 30, 2021, the Company's annualized dividend yield was 3.01% based on its closing share price of $47.90, as reported by NASDAQ. As of September 30, 2021, the Company's book value per share grew 6% to $36.77 and its tangible book value per share (non-GAAP) grew 7% to $30.23 over the last twelve months.

In the first quarter of 2021, the Company initiated a new share repurchase program for up to 750,000 shares of its common stock, or approximately 5% of the Company's shares outstanding. This share repurchase program replaces the program that terminated in January 2021. For the three and nine months ended September 30, 2021, the Company repurchased 106,502 shares for $4.9 million.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue, which is defined as the sum of net interest income and non-interest income. For the three and nine months ended September 30, 2021, net interest income was $34.7 million, or 76% of total revenues, and $100.6 million, or 73% of total revenues, respectively, compared to $34.5 million, or 73% of total revenues, and $100.8 million, or 74% of total revenues, for the three and nine months ended September 30, 2020, respectively. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net Interest Income

For the three months ended September 30, 2021, net interest income on a fully-taxable equivalent basis (non-GAAP) was $35.0 million, an increase of $201,000, or 1%, compared to the three months ended September 30, 2020. The increase was driven by a $1.6 million decrease in interest expense between periods that was partially offset by a decrease in interest income on a fully-taxable equivalent basis of $1.4 million between periods.
•The decrease in interest expense between periods was the result of a 16 basis point decrease in our average cost of funds driven by lower interest rates and the change in funding mix as average deposits grew $429.5 million, or 11%, led by average core deposits (non-GAAP) growth of $519.5 million, or 15%, reducing the need for more costly borrowings. As a result, average borrowings decreased $54.1 million, or 10%, between periods, which included: (1) prepayment during the first quarter of 2021 of a $25.0 million long-term borrowing contract with the FHLBB during that carried an interest rate of 0.98%, and (2) exercising our call option on the Company's $15.0 million of subordinated notes, which carried an interest rate of 5.50%, at par plus accrued interest, during the second quarter of 2021. Average deposit growth between periods was fueled by the various federal government stimulus programs issued in response to the COVID-19 pandemic.
•The decrease in interest income on a fully-taxable equivalent basis between periods was the result of a 40 basis point decrease in yield on average interest-earning assets driven by the lower interest rate environment, a decrease in SBA PPP interest income of $407,000, and a change in the mix of average interest-earning assets as higher yield average loan balances were replaced with lower interest-earning assets, including cash and investments. Average loans balances decreased $34.4 million, or 1%, between periods while average interest-earning cash and investment balances increased $458.9 million, or 37%.

For the nine months ended September 30, 2021, net interest income on a fully-taxable equivalent basis (non-GAAP) was $101.4 million, a decrease of $308,000, compared to the nine months ended September 30, 2020. The decrease was driven by a $9.1 million decrease in interest income on a fully-taxable equivalent basis between periods that was partially offset by a decrease in interest expense of $8.8 million between periods.

•The decrease in interest income on a fully-taxable equivalent basis between periods was the result of a 53 basis point decrease in yield on average interest-earning assets driven by the lower interest rate environment and a change in the mix of average interest-earning assets as higher yield average loan balances were replaced with lower interest-earning assets, including cash and investments. Average loans balances increased $8.2 million between periods while average interest-earning cash and investment balances increased $365.4 million, or 33%. Across comparable periods, SBA PPP interest income increased $1.4 million, partially offsetting the impact of lower interest-earning asset yields.
•The decrease in interest expense between periods was the result of a 30 basis point decrease in our average cost of funds driven by lower interest rates and the change in funding mix as average deposits grew $385.1 million, or 11%, led by average core deposits (non-GAAP) growth of $527.9 million, or 17%, reducing the need for more costly borrowings. As a result, average borrowings decreased $52.6 million, or 9%, between periods. Average deposit growth between periods was fueled by the various federal government stimulus programs issued in response to the COVID-19 pandemic.
Net Interest Margin

For the three months ended September 30, 2021, net interest margin on a fully-taxable equivalent basis was 2.76%, a decrease of 24 basis points compared to the three months ended September 30, 2020. The Company's yield on average interest-earning assets compressed 40 basis points between periods to 2.97% for the three months ended September 30, 2021, while its cost of funds decreased 16 basis points between periods to 0.22% for the three months ended September 30, 2021.

The Company's adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which excludes the impact of SBA PPP loans and excess cash, for the three months ended September 30, 2021, was 2.82%, compared to 3.04% for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, net interest margin on a fully-taxable equivalent basis was 2.82%, a decrease of 24 basis points compared to the nine months ended September 30, 2020. The Company's yield on average interest-earning assets compressed 53 basis points between periods to 3.06% for the nine months ended September 30, 2021, while its cost of funds decreased 30 basis points between periods to 0.25% for the nine months ended September 30, 2021.

The Company's adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which excludes the impact of SBA PPP loans and excess cash, for the nine months ended September 30, 2021, was 2.87%, compared to 3.10% for the nine months ended September 30, 2020.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$304,594	$96	0.12%	$216,027	$48	0.09%
Investments - taxable	1,284,851	5,341	1.66%	906,374	4,771	2.11%
Investments - nontaxable(1)	114,033	958	3.36%	122,204	1,042	3.41%
Loans(2):
Commercial real estate	1,410,201	12,934	3.59%	1,315,958	12,562	3.74%
Commercial(1)	339,638	3,030	3.49%	372,416	3,547	3.73%
SBA PPP	105,742	1,950	7.22%	221,672	2,357	4.16%
HPFC	8,981	171	7.45%	16,104	333	8.09%
Municipal(1)	17,021	146	3.41%	19,072	169	3.52%
Residential real estate	1,174,559	10,368	3.53%	1,083,052	10,822	4.00%
Consumer and home equity	242,921	2,613	4.27%	305,194	3,308	4.31%
Total loans	3,299,063	31,212	3.73%	3,333,468	33,098	3.92%
Total interest-earning assets	5,002,541	37,607	2.97%	4,578,073	38,959	3.37%
Cash and due from banks	53,095			52,499
Other assets	363,704			401,213
Less: ACL	(32,033)			(35,756)
Total assets	$5,387,307			$4,996,029
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,251,492	$—	—%	$741,757	$—	—%
Interest checking	1,246,634	643	0.20%	1,339,389	881	0.26%
Savings	688,331	71	0.04%	557,718	79	0.06%
Money market	709,705	520	0.29%	737,782	652	0.35%
Certificates of deposit	327,802	408	0.49%	417,788	1,126	1.07%
Total deposits	4,223,964	1,642	0.15%	3,794,434	2,738	0.29%
Borrowings:
Brokered deposits	289,374	331	0.45%	242,390	161	0.26%
Customer repurchase agreements	182,114	122	0.26%	194,937	207	0.42%
Subordinated debentures	44,331	538	4.81%	59,269	893	6.00%
Other borrowings	—	—	—%	73,370	187	1.02%
Total borrowings	515,819	991	0.76%	569,966	1,448	1.01%
Total funding liabilities	4,739,783	2,633	0.22%	4,364,400	4,186	0.38%
Other liabilities	94,803			118,727
Shareholders' equity	552,721			512,902
Total liabilities & shareholders' equity	$5,387,307			$4,996,029
Net interest income (fully-taxable equivalent)		34,974			34,773
Less: fully-taxable equivalent adjustment		(228)			(292)
Net interest income		$34,746			$34,481
Net interest rate spread (fully-taxable equivalent)			2.75%			2.99%
Net interest margin (fully-taxable equivalent)			2.76%			3.00%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.82%			3.04%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-To-Date Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$250,715	$198	0.10%	$150,383	$282	0.25%
Investments - taxable	1,121,569	13,977	1.66%	850,970	15,148	2.37%
Investments - nontaxable(1)	115,755	2,845	3.28%	121,284	3,086	3.39%
Loans(2):
Commercial real estate	1,400,224	38,099	3.59%	1,297,364	38,816	3.93%
Commercial(1)	330,755	9,196	3.67%	397,754	11,848	3.91%
SBA PPP	139,453	5,487	5.19%	133,569	4,063	4.00%
HPFC	10,755	666	8.16%	18,026	1,150	8.38%
Municipal(1)	22,404	557	3.32%	18,545	500	3.60%
Residential real estate	1,117,389	30,756	3.67%	1,082,276	33,116	4.08%
Consumer and home equity	255,058	8,016	4.20%	320,273	10,914	4.55%
Total loans	3,276,038	92,777	3.75%	3,267,807	100,407	4.06%
Total interest-earning assets	4,764,077	109,797	3.06%	4,390,444	118,923	3.59%
Cash and due from banks	52,571			48,397
Other assets	372,012			376,857
Less: ALL	(35,174)			(29,633)
Total assets	$5,153,486			$4,786,065
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,014,778	$—	—%	$645,640	$—	—%
Interest checking	1,282,358	1,843	0.19%	1,261,831	3,775	0.40%
Savings	658,497	201	0.04%	517,936	241	0.06%
Money market	699,594	1,548	0.30%	701,872	2,897	0.55%
Certificates of deposit	339,230	1,407	0.55%	482,076	4,921	1.36%
Total deposits	3,994,457	4,999	0.17%	3,609,355	11,834	0.44%
Borrowings:
Brokered deposits	286,080	958	0.45%	228,483	1,119	0.65%
Customer repurchase agreements	177,559	419	0.31%	213,463	1,131	0.71%
Subordinated debentures	50,045	1,983	5.30%	59,195	2,668	6.02%
Other borrowings	4,762	35	0.99%	69,883	460	0.88%
Total borrowings	518,446	3,395	0.88%	571,024	5,378	1.26%
Total funding liabilities	4,512,903	8,394	0.25%	4,180,379	17,212	0.55%
Other liabilities	98,742			108,122
Shareholders' equity	541,841			497,564
Total liabilities & shareholders' equity	$5,153,486			$4,786,065
Net interest income (fully-taxable equivalent)		101,403			101,711
Less: fully-taxable equivalent adjustment		(764)			(865)
Net interest income		$100,639			$100,846
Net interest rate spread (fully-taxable equivalent)			2.81%			3.04%
Net interest margin (fully-taxable equivalent)			2.82%			3.06%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.87%			3.10%
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

	Three Months Ended September 30, 2021 vs. September 30, 2020			Nine Months Ended September 30, 2021 vs. September 30, 2020
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$20	$28	$48	$188	$(272)	$(84)
Investments – taxable	1,996	(1,426)	570	4,810	(5,981)	(1,171)
Investments – nontaxable	(70)	(14)	(84)	(141)	(100)	(241)
Commercial real estate	901	(529)	372	3,077	(3,794)	(717)
Commercial	(312)	(205)	(517)	(1,994)	(658)	(2,652)
SBA PPP	(1,232)	825	(407)	179	1,245	1,424
HPFC	(147)	(15)	(162)	(464)	(20)	(484)
Municipal	(18)	(5)	(23)	104	(47)	57
Residential real estate	915	(1,369)	(454)	1,074	(3,434)	(2,360)
Consumer and home equity	(675)	(20)	(695)	(2,221)	(677)	(2,898)
Total interest income (fully-taxable equivalent)	1,378	(2,730)	(1,352)	4,612	(13,738)	(9,126)
Interest-bearing liabilities:
Interest checking	(61)	(177)	(238)	61	(1,993)	(1,932)
Savings	20	(28)	(8)	63	(103)	(40)
Money market	(25)	(107)	(132)	(9)	(1,340)	(1,349)
Certificates of deposit	(242)	(476)	(718)	(1,454)	(2,060)	(3,514)
Brokered deposits	31	139	170	280	(441)	(161)
Customer repurchase agreements	(14)	(71)	(85)	(190)	(522)	(712)
Subordinated debentures	(225)	(130)	(355)	(412)	(273)	(685)
Other borrowings	(187)	—	(187)	(429)	4	(425)
Total interest expense	(703)	(850)	(1,553)	(2,090)	(6,728)	(8,818)
Net interest income (fully-taxable equivalent)	$2,081	$(1,880)	$201	$6,702	$(7,010)	$(308)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Loan fees(1)	Interest income	$1,744	$1,682	$4,437	$3,019
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	154	308	579	940
Recoveries on previously charged-off acquired loans	Interest income	24	145	157	200
Total		$1,922	$2,135	$5,173	$4,159
(1)    As of September 30, 2021 and December 31, 2020, there were $3.7 million and $2.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

Provision for Credit Losses

Effective January 1, 2020, but applied to interim reporting periods on or after October 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), commonly referred to as "CECL," to account for the ACL. CECL requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost, including loans and HTM debt investments, as well as certain off-balance sheet credit exposures. CECL requires that the ACL be calculated based on current expected credit losses over the remaining expected life of the financial asset and also considers expected changes in macroeconomic conditions. The provision (credit) for credit losses on the consolidated statements income for the three and nine months ended September 30, 2021, was calculated using the CECL methodology, whereas the provision for credit losses for the three and nine months ended September 30, 2020, was calculated using the incurred loss model, which relied on management's periodic assessment of the adequacy of the ACL.

The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
	CECL	(Incurred Loss)			CECL	(Incurred Loss)
Provision (credit) for loan losses	$269	$1,000	$(731)	(73)%	$(5,037)	$12,172	$(17,209)	(141)%
Provision (credit) for credit losses on off-balance sheet credit exposures	670	(13)	683	N.M.	617	(12)	629	N.M.
Provision (credit) for credit losses	$939	$987	$(48)	(5)%	$(4,420)	$12,160	$(16,580)	(136)%

Provision (Credit) for Loan Losses

For the third quarter of 2021, a provision for loan losses of $269,000 was recorded to account for: (1) loan growth during the quarter of $29.4 million, or $73.5 million when adjusted to exclude SBA PPP loans, and (2) consideration of the Company's strong asset quality as of and for the three months ended September 30, 2021, and (3) overall improved economic conditions and the forecasted outlook. The residential real estate loan portfolio grew $101.2 million, or 9%, during the third quarter of 2021, reflective of the Company's shift in strategy to hold more of its residential mortgage production within its loan portfolio, while its other loan portfolios decreased during this period, including: (1) commercial, which decreased $14.6 million, (2) consumer and home equity, which decreased $8.9 million, and (3) commercial real estate, which decreased $4.2 million. As a result, $450,000 of provision expense was allocated to the residential real estate loan portfolio for the third quarter of 2021, while the other loan portfolios were allocated provision releases over the same period, with the exception of commercial for which $295,000 of provision expense was allocated despite the decrease in loan balances due to the change in the economic forecast for its related loss driver variables.

For the nine months ended September 30, 2021, a release of provision for loan losses of $5.0 million was recorded to account for: (1) the broad improvement in economic factors and the forecasted outlook compared to 2020 due to the COVID-19 pandemic, and (2) consideration of the Company's strong asset quality as of and for the nine months ended September 30, 2021. The release of provision for loan losses for the nine months ended September 30, 2021, was primarily within the commercial real estate and commercial loan portfolios and totaled $2.6 million and $1.8 million, respectively, as 98% of the provision for loan losses for the year ended 2020 were recorded to these two loan portfolios. The other loan portfolios had more modest provision releases over this same period, with the exception of the residential real estate loan portfolio as provision expense of $199,000 was recorded for the nine months ended September 30, 2021, primarily due to strong loan growth during this period of $167.3 million, or 16% .

The Company's provision for loan losses for the three and nine months ended September 30, 2020, reflected the impact of the COVID-19 pandemic and an elevated qualitative factor adjustment ("Q-factor"), primarily due to the uncertainty surrounding the impact on our loan portfolio at that time, under the incurred loss model.

For the three and nine months ended September 30, 2021, annualized net charge-offs were 0.01% and 0.02%, respectively, of average loans, compared to 0.01% and 0.04% of average loans for three and nine months ended September 30, 2020, respectively.

Provision (Credit) for Credit Losses on Off-balance Sheet Credit Exposures

For the third quarter of 2021, a provision for credit losses on off-balance sheet credit exposures of $670,000 was recorded to account for the increase in the Company's unfunded commitments, including its credit lines and loan pipeline, of $90.5 million during this period.

For the nine months ended September 30, 2021, a provision for credit losses on off-balance sheet credit exposures of $617,000 was recorded to account for the increase in the Company's unfunded commitments, including its credit lines and loan pipeline, of $135.3 million during this period, net of the impact improved economic conditions and future outlook as of September 30, 2021, compared to December 31, 2020.

For the three and nine months ended September 30, 2021, the credit for credit losses was $13,000 and $12,000, respectively.

Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Mortgage banking income, net(1)	$1,913	$4,664	$(2,751)	(59)%	$11,620	$12,889	$(1,269)	(10)%
Debit card income(2)	3,278	2,627	651	25%	9,126	7,159	1,967	27%
Income from fiduciary services	1,627	1,504	123	8%	4,860	4,609	251	5%
Service charges on deposit accounts	1,744	1,606	138	9%	4,800	4,955	(155)	(3)%
Brokerage and insurance commissions(3)	993	755	238	32%	2,885	2,034	851	42%
Bank-owned life insurance	589	615	(26)	(4)%	1,774	1,918	(144)	(8)%
Customer loan swap fees	—	51	(51)	(100)%	—	222	(222)	(100)%
Other income	955	874	81	9%	2,569	2,373	196	8%
Total non-interest income	$11,099	$12,696	$(1,597)	(13)%	$37,634	$36,159	$1,475	4%
Non-interest income as a percentage of total revenues	24%	27%			27%	26%
(1)    Mortgage banking income, net: The decrease in mortgage banking income, net for the three and nine months ended September 30, 2021, compared to the same periods of 2020 was driven by a shift in the Company's strategy to hold more residential mortgage loans within its portfolio. As a result of the shift in strategy, the Company sold $86.2 million, or 33% of its residential mortgage loan originations, of its residential mortgage production during the third quarter of 2021, compared to $182.7 million, or 69% of its residential mortgage loan originations, for the third quarter of 2020. For the nine months ended September 30, 2021, the Company sold $389.6 million, or 47% of its residential mortgage loan originations, compared to $449.7 million, or 62% for the nine months ended September 30, 2020.
(2)    Debit card income: The increase for the three and nine months ended September 30, 2021, compared to the same periods of 2020 was driven by an increase in customer spending driven by federal government stimulus in response to the COVID-19 pandemic.
(3)    Brokerage and insurance commissions: The increase for the three and nine months ended September 30, 2021, compared to the same periods of 2020 was driven by assets under administration growth of 27% over the last twelve months.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Salaries and employee benefits(1)	$15,902	$13,739	$2,163	16%	$45,742	$41,693	$4,049	10%
Furniture, equipment and data processing	2,980	3,076	(96)	(3)%	8,954	8,576	378	4%
Net occupancy costs	1,813	1,785	28	2%	5,569	5,785	(216)	(4)%
Debit card expense	1,106	972	134	14%	3,166	2,784	382	14%
Consulting and professional fees	792	913	(121)	(13)%	2,652	2,877	(225)	(8)%
Regulatory assessments(2)	522	510	12	2%	1,512	971	541	56%
Amortization of core deposit intangible assets	163	170	(7)	(4)%	491	511	(20)	(4)%
Other real estate owned and collection (recoveries) costs, net(3)	60	71	(11)	(15)%	(156)	270	(426)	(158)%
Other expenses(4)	2,925	3,985	(1,060)	(27)%	8,822	9,824	(1,002)	(10)%
Total non-interest expense	$26,263	$25,221	$1,042	4%	$76,752	$73,291	$3,461	5%
Ratio of non-interest expense to total revenues	57.29%	53.46%			55.51%	53.50%
Efficiency ratio (non-GAAP)	57.00%	50.60%			54.83%	52.29%
(1)    Salaries and employee benefits: The increase for the three months ended September 30, 2021, compared to the same period of 2020 was driven by an increase in incentive compensation accruals of $1.2 million based on the Company's year-to-date performance to budget, and an increase in salaries and related payroll taxes of $512,000, primarily due to annual merit increases.
The increase for the nine months ended September 30, 2021, compared to the same period of 2020 was driven by an increase in incentive compensation accruals of $3.3 million based on year-to-date performance to budget, and was partially offset by lower insurance costs of $237,000 and a one-time employer tax credit of $329,000 in the first quarter of 2021.
(2)    Regulatory assessments: The increase for the nine months ended September 30, 2021, compared to the same period of 2020 was driven by the receipt of the Small Bank Assessment Credit from the FDIC in the first and second quarters of 2020. The Company has no remaining Small Bank Assessment Credits, and its regulatory assessment costs for the first nine months of 2021 align with normal historical levels.
(3)    Other real estate owned and collection (recoveries) costs, net: The decrease for the nine months ended September 30, 2021, compared to the same period of 2020 was primarily driven by the Company's recouping of $160,000 in costs previously incurred and the recording of total gains upon the sale of OREO properties of $190,000 during 2021. The remaining decrease is due to the Company' current asset quality position.
(4)    Other expenses: The decrease for the three and nine months ended September 30, 2021, compared to the same periods of 2020 was primarily driven by a $1.2 million legal settlement in the third quarter of 2020 to avoid the burden and expense of litigation.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at September 30, 2021, were $379.7 million, compared to $145.8 million at December 31, 2020. The increase in cash and cash equivalents' balances of $233.9 million during the nine months ended September 30, 2021, was primarily driven by an increase in deposits of $599.9 million, or 15%, over this same period We continuously monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

For the reserve maintenance period beginning March 26, 2020, the FRB eliminated the cash reserve requirement for all depository institutions in response to COVID-19, by effectively reducing the required reserve ratio against net transaction deposits above and in the low reserve tranche to 0%.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At September 30, 2021 and December 31, 2020, the Company’s investment portfolio generally consists of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and are carried at fair value or amortized cost, respectively, our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

At September 30, 2021, the Company's investments portfolio totaled $1.5 billion, an increase of $338.3 million, or 30%, since December 31, 2020. The increase during the nine months ended September 30, 2021 was driven by changes within our AFS debt securities portfolio, including:
•Purchases of $618.7 million of debt securities in an effort to deploy excess liquidity that resulted from significant deposit growth since the onset of the COVID-19 pandemic (i.e. first half of the 2020 calendar year), including the most recent nine months, as consumers and businesses alike received proceeds from various government stimulus programs in response to the COVID-19 pandemic. The weighted-average life of investments purchased during the nine months ended September 30, 2021, was 5.8 years, in part driving the increase in the weighted-average life of our debt securities portfolio from 5.1 years at December 31, 2020 to 6.0 years at September 30, 2021.
•Partially offsetting the purchases during the nine months ended September 30, 2021 were (i) paydowns and calls of $248.2 million and (ii) a $25.9 million decrease in the fair value of certain securities, based on changes in market interest rates.

Our debt securities designated as AFS, which comprised 99% of our investment portfolio at September 30, 2021 and December 31, 2020, were carried at fair value using level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value. At September 30, 2021 and December 31, 2020, investments were 27% and 23% of total assets, respectively.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government-sponsored agencies. At September 30, 2021 and December 31, 2020, these investments represented 92% of the investment portfolio. The majority of the municipal bonds, which represented 8% of the investment portfolio at September 30, 2021 and December 31, 2020, had a credit rating of "AA" or higher.

The Company's "other investments" on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2021 and December 31, 2020, investment in FHLBB stock totaled $4.9 million and $6.2 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period our AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of September 30, 2021 or December 31, 2020.

Upon implementation of ASU 2016-13, effective January 1, 2020, but applied to reporting periods beginning on or after October 1, 2020, each reporting period our HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our HTM debt securities as of September 30, 2021 or December 31, 2020.

We continuously monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at September 30, 2021, compared to December 31, 2020, remains relatively unchanged and well positioned to provide a stable source of cash flow. At September 30, 2021 and December 31, 2020, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.5 years and 3.9 years, respectively.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 72% and 73% of the loan portfolio as of September 30, 2021 and December 31, 2020, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 13% and 9%, respectively, of our total loan portfolio as of September 30, 2021, compared to 13% and 8% as of December 31, 2020. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and online residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	September 30, 2021	December 31, 2020	($)	(%)
Commercial real estate - non owner-occupied	$1,128,560	$1,097,975	$30,585	3%
Commercial real estate - owner-occupied	291,117	271,495	19,622	7%
Commercial	352,533	381,494	(28,961)	(8)%
SBA PPP	81,959	135,095	(53,136)	(39)%
Residential real estate	1,222,084	1,054,798	167,286	16%
Consumer and home equity	239,050	278,965	(39,915)	(14)%
Total loans	$3,315,303	$3,219,822	$95,481	3%
Commercial Loan Portfolio	$1,854,169	$1,886,059	$(31,890)	(2)%
Retail Loan Portfolio	1,461,134	1,333,763	127,371	10%
Commercial Portfolio Mix	56%	59%
Retail Portfolio Mix	44%	41%

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. In the first quarter of 2021, the Company began originating SBA PPP loans again as a result of another round of federal stimulus that provided additional funding for the PPP program. Effective May 2021, the SBA PPP loan program ended and the Company no longer originated loans under this program. Under the terms of the SBA PPP, loans issued may be forgiven in part or in full should the borrower meet certain conditions. In this instance, the Company will seek payment for the forgivable portion of the loan from the SBA. Loans made under the SBA PPP may have terms of two or five years, are fully guaranteed by the SBA, and have a fixed rate of 1.0%. For originating the loans, the Company receives an origination fee, paid by the SBA, based on a tiered structure that is dependent on each individual loan size. These fees were capitalized as origination fees and earned over the life of the loan in accordance with the Company's policy. As of September 30, 2021 and December 31, 2020, there were $3.7 million and $2.2 million of SBA PPP loan origination fees yet to be recognized, respectively. As SBA PPP loans are forgiven, these loan balances will decrease and unearned fees will be recognized.

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

At September 30, 2021, the Company had no loans operating under a short-term deferral arrangement granted in response to a COVID-19-related hardship, whereas at December 31, 2020, the amortized cost of loans operating under a short-term temporary debt relief program relating to COVID-19 hardships was $26.5 million. In late-December 2020, another stimulus package was signed into law to provide additional COVID-19 relief for businesses and consumers. This stimulus package permits the Company the opportunity to again provide temporary debt relief to borrowers impacted by COVID-19. Any further relief made by the Company would be done so on a case-by-case basis.

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the make-up and amount of our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate - non owner-occupied	$73	$366
Commercial real estate - owner-occupied	134	146
Commercial	860	1,607
Residential real estate	2,576	3,477
Consumer and home equity	1,429	2,000
Total non-accrual loans	5,072	7,596
Accruing TDRs not included above	2,564	2,818
Total non-performing loans	7,636	10,414
Other real estate owned	165	236
Total non-performing assets	$7,801	$10,650
Non-accrual loans to total loans	0.15%	0.24%
Non-performing loans to total loans	0.23%	0.32%
ACL on loans to non-performing loans	422.63%	363.60%
Non-performing assets to total assets	0.14%	0.22%
ACL on loans to non-performing assets	413.69%	355.54%

As of September 30, 2021 and December 31, 2020, $1.0 million and $457,000 of loan balances that were previously operating under a short-term deferral arrangement were classified as non-accrual, respectively.

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were between 30 and 89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2021, no loans were classified as potential problem loans.

Past Due Loans

Past due loans consist of accruing loans that were between 30 and 89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Accruing loans 30-89 days past due:
Commercial real estate - non owner-occupied	$—	$50
Commercial	557	430
Residential real estate	1,195	2,297
Consumer and home equity	386	440
Total	$2,138	$3,217
Accruing loans 30-89 days past due to total loans	0.06%	0.10%

As of September 30, 2021 and December 31, 2020, $310,000 and $1.2 million of loan balances that were previously operating under a short-term deferral arrangement, including deferrals granted in response to a COVID-19 hardship, were 30-89 days past due, respectively.

ACL

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2020
(Dollars in thousands)	2021	2020	2021	2020
	(CECL)	(Incurred Loss)	(CECL)	(Incurred Loss)	(CECL)
ACL on loans at the beginning of the period	$32,060	$35,539	$37,865	$25,171	$25,171
Impact of CECL adoption	—	—	—	—	233
Provision (credit) for loan losses	269	1,000	(5,037)	12,172	13,215
Charge-offs:
Commercial real estate - non owner-occupied	—	33	—	33	82
Commercial real estate - owner-occupied	—	—	—	71	21
Commercial	97	184	503	857	1,130
Residential real estate	4	25	92	121	121
Consumer and home equity	20	65	233	199	484
Total charge-offs	121	307	828	1,281	1,838
Recoveries:
Commercial real estate - non owner-occupied	—	—	—	1	107
Commercial real estate - owner-occupied	2	3	7	9	13
Commercial	49	139	159	255	572
Residential real estate	2	4	72	27	292
Consumer and home equity	11	36	34	60	100
Total recoveries	64	182	272	352	1,084
Net charge-offs	57	125	556	929	754
ACL on loans at the end of the period	$32,272	$36,414	$32,272	$36,414	$37,865
Components of ACL:
ACL on loans	$32,272	$36,414	$32,272	$36,414	$37,865
ACL on off-balance sheet credit exposures	3,185	9	3,185	9	2,568
ACL at end of the period	$35,457	$36,423	$35,457	$36,423	$40,433
Net charge-offs (annualized) to average loans	0.01%	0.01%	0.02%	0.40%	0.02%
Provision (credit) for loan losses (annualized) to average loans	0.03%	0.12%	(0.31)%	0.50%	0.40%
ACL on loans to total loans	0.97%	1.11%	0.97%	1.11%	1.18%
ACL on loans to net charge-offs (annualized)	14,154.39%	7,282.80%	4,353.24%	2,939.77%	5,021.88%

ACL on Loans

There were no significant changes in our modeling methodology to determine the ACL on loans during the nine months ended September 30, 2021. The significant key assumptions used with the ACL on loans calculation at September 30, 2021 and December 31, 2020, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of September 30, 2021 and December 31, 2020, the recorded ACL on loans was $32.3 million and $37.9 million, respectively, and represented our best estimate. The decrease in the ACL on loans between periods was primarily driven by an improvement in management's forecast of its macroeconomic factors over its one-year forecast period. Refer to "—Results of Operations—Provision for Credit Losses—Provision (Credit) for Loan Losses" for further discussion of the drivers for change between periods.

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

ACL on Off-Balance Sheet Credit Exposures

There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the nine months ended September 30, 2021. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of September 30, 2021, was $3.2 million, compared to $2.6 million as of December 31, 2020. Refer to "—Results of Operations—Provision for Credit Losses—Provision (Credit) for Credit Loss on Off-balance Sheet Credit Exposures" for further discussion of the drivers for change between periods.

The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the ACL on off-balance sheet credit exposures were presented within provision (credit) for credit losses on the consolidated statements of income.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

Liabilities and Shareholders’ Equity

Deposits

At September 30, 2021, deposits totaled $4.6 billion, an increase of $599.9 million, or 15%, since December 31, 2020. The increase in deposits during the nine months ended September 30, 2021 was driven by an increase in core deposits (non-GAAP) of $628.8 million, or 19%. The increase was driven by seasonal inflows and another round of stimulus provided to businesses and consumers in response to the COVID-19 pandemic.

The Company's loan-to-deposit ratio was 72% at September 30, 2021, compared to 80% at December 31, 2020.

Borrowings

At September 30, 2021, total borrowings were $255.9 million, an increase of $9.1 million since December 31, 2020. During the first quarter of 2021, in light of its liquidity position, the Company terminated a $25.0 million long-term borrowing contract with the FHLBB under which advances had an interest rate of 0.98%, and incurred a one-time prepayment penalty of $514,000.

On April 16, 2021, the Company redeemed in full $15.0 million of subordinated notes that had a 5.50% interest rate, at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest.

Shareholders' Equity

On September 28, 2021, the Company announced a quarterly cash dividend to shareholders of $0.36 per share, payable on October 29, 2021 to shareholders of record as of October 15, 2021. As of September 30, 2021, the Company's annualized dividend yield was 3.01% based on Camden National's closing share price of $47.90, as reported by NASDAQ.

In the first quarter of 2021, the Company's Board of Directors authorized the purchase of up to 750,000 shares of our common stock, representing approximately 5.0% of the Company's issued and outstanding shares as of September 30, 2021. During the three and nine months ended September 30, 2021, the Company repurchased 106,502 shares at a weighted average price of $46.13 per share.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2020
	2021	2020	2021	2020
Financial Ratios
Average equity to average assets	10.26%	10.27%	10.51%	10.40%	10.39%
Common equity ratio	9.92%	10.04%	9.92%	10.04%	10.81%
Tangible common equity ratio (non-GAAP)	8.30%	8.30%	8.30%	8.30%	8.99%
Dividend payout ratio	36.73%	29.46%	30.77%	36.13%	33.33%
Per Share Data
Book value per share	$36.77	$34.69	$36.77	$34.69	$35.50
Tangible book value per share (non-GAAP)	30.23	28.14	30.23	28.14	28.96
Dividends declared per share	0.36	0.33	1.08	0.99	1.32

Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets in excess of regulatory guidelines in order to satisfy their varied liquidity demands. We monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2021 and December 31, 2020, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to liquidity demands. Sources of funds that we utilize consist of deposits, borrowings from the FHLBB and other sources, cash flows from operations, prepayments and maturities of outstanding loans, investments and mortgage-backed securities and the sale of mortgage loans.

Deposits continue to represent our primary source of funds. For the nine months ended September 30, 2021, average deposits (excluding brokered deposits) of $4.0 billion increased $385.1 million, or 11%, compared to the same period last year. Average core deposits (non-GAAP) of $3.7 billion for the nine months ended September 30, 2021, increased $527.9 million, or 17%, compared to the same period a year ago. Included within our average money market deposits for the nine months ended September 30, 2021 and 2020, were $59.2 million and $85.3 million, respectively, of deposits from the Bank's wealth management department, Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.

Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. For the nine months ended September 30, 2021, average total borrowings (including brokered deposits) decreased $52.6 million, or 9%, to

$518.4 million compared to the same period last year. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $56.6 million as of September 30, 2021. The Company also has a $10.0 million line of credit with a correspondent bank that matures on December 17, 2021.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $546.0 million and $529.3 million at September 30, 2021 and December 31, 2020, respectively, which amounted to 10% and 11% of total assets, respectively. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding changes in shareholders' equity for the nine months ended September 30, 2021.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $16.1 million and $14.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2021 and 2020, the Bank declared dividends payable to the Company in the amount of $32.8 million and $22.4 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At September 30, 2021 and December 31, 2020, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

Refer to Note 8 of the consolidated financial statements for additional details.

At September 30, 2021, we had the following levels of off-balance sheet financial instruments:

(In thousands)	Total Amount	Commitment Expires in:
Off-Balance Sheet Financial Instruments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Commitments to extend credit	$847,371	$465,081	$61,969	$10,933	$309,388
Standby letters of credit	7,476	5,558	934	50	934
Customer loan swaps - notional value	695,842	11,411	58,564	199,180	426,687
Interest rate contracts - notional value	243,000	—	150,000	—	93,000
Fixed rate mortgage interest rate lock commitments - notional value	51,022	51,022	—	—	—
Forward delivery commitments - notional value	10,789	10,789	—	—	—
Total	$1,855,500	$543,861	$271,467	$210,163	$830,009

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

We enter into agreements routinely as part of our normal business to manage deposits and borrowings.

At September 30, 2021, we had an obligation and commitment to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating leases	$14,378	$1,371	$2,432	$1,845	$8,730
Finance leases	7,507	308	624	580	5,995
Retail repurchase agreements	211,552	211,552	—	—	—
Junior subordinated debentures	44,331	—	—	—	44,331
Other contractual obligations	2,413	2,413	—	—	—
Total	$280,181	$215,644	$3,056	$2,425	$59,056

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group in 2020 to develop and oversee the Company’s response. The Pandemic Work Group: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions (e.g., stay-at-home orders) so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) initiated and monitored the temporary loan relief programs; (vi) oversaw the roll out of the SBA PPP loan program and continues to monitor; (vii) developed our branch network plan, including determinations of which branches should be closed in order to best allocate resources; and (viii) developed a plan for, and oversaw the re-opening of branches in June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers. During the third quarter of 2021, the Pandemic Work Group completed and implemented the Company's strategy to return its employees back to its locations safely in compliance with health officials' guidelines, along with enabling certain employees to work in a hybrid model (i.e. work from home part time and from one of our locations part time) and others to work fully remote. The Company's Executive Committee will monitor this strategy over the near term and re-evaluate its decision in early-2022.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of September 30, 2021 and 2020, as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of September 30, 2021 and 2020, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2021	September 30, 2020
Year 1
+200 basis points	1.68%	1.57%
-100 basis points	(1.52)%	0.32%
Year 2
+200 basis points	7.19%	8.66%
-100 basis points	(11.43)%	(5.46)%

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

Although a significant number of our employees worked from home as a result of the COVID-19 pandemic, we have concluded that these changes in work arrangements did not have a material effect on our internal controls over financial reporting during the third quarter of 2021. There was no change in the internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in iXBRL: (i) Consolidated Statements of Condition - September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2021 and 2020; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 4, 2021
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Gregory A. White	November 4, 2021
Gregory A. White	Date
Chief Financial Officer and Principal Financial & Accounting Officer