Form 10-K
period 2021-12-31
CAMDEN NATIONAL CORP
filed 2022-03-11
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $697,598,619. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 22, 2022 was 14,740,895.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2021 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Camden National Corporation (the “Company”). These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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
•ongoing competition in the labor markets and increased employee turnover;
•competitive pressures, including continued industry consolidation and the increased financial services provided by non-banks;
•deterioration in the value of the Company's investment securities;
•volatility in the securities markets that could adversely affect the value or credit quality of the Company’s assets, impairment of goodwill, or the availability and terms of funding necessary to meet the Company’s liquidity needs;
•changes in information technology and other operational risks, including cybersecurity, that require increased capital spending;
•changes in consumer spending and savings habits;
•changes in tax, banking, securities and insurance laws and regulations; and
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board (“FASB”), and other accounting standard setters.

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
•our continued ability to access sources of contingent liquidity; and
•the continuing strength of our asset quality within our loan portfolio.

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $5.5 billion in assets at December 31, 2021, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

Our consolidated financial statements accompanying this Form 10-K include the accounts of the Company, the Bank and its subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

Who We Are. Since our founding, we have been a values-guided, community-oriented bank that is dedicated to our customers, employees, communities and shareholders.

We are a trusted corporate partner who cares for our neighbors and employees, and we strive to follow responsible business practices under transparent, ethical governance. Our commitment to enhancing environmental, social and governance (“ESG”) practices reinforces our focus on building a strong corporate culture across our company. Several characteristics define our culture and approach:
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

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services, including wealth management and trust services, brokerage, investment advisory and insurance services, to consumer, business, non-profit and municipal customers. For the year ended December 31, 2021, 2020 and 2019, net interest income was our primary revenue source, representing 73%, 73%, and 75%, of our total revenues1, respectively. Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities).

We have achieved a five-year compounded annual asset growth rate of 7%, resulting in $5.5 billion in total assets at December 31, 2021. Asset growth over the past five years of $1.6 billion has been all organic, including further growth and expansion into Southern Maine, and pockets of New Hampshire and Massachusetts. Our primary focus continues to be on profitable organic growth and we will pursue acquisitions that support our long-term strategy and fit our culture and core values.

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

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit and commercial customers. As of December 31, 2021, the Bank had 57 branches in 13 of Maine's 16 counties, two locations in New Hampshire, including a branch in Portsmouth and, a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and 66 ATMs. The Bank optimizes its in-person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch™, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

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

Securities are offered through LPL Financial, Member FINRA/SIPC. Camden Financial Consultants and the Bank are not registered broker-dealers and are not affiliated with LPL Financial. The investment products sold through LPL Financial are not insured by Bank deposits and are not insured by the Federal Deposit Insurance Corporation (“FDIC”). These products are not obligations of the Bank and are not endorsed, recommended or guaranteed by the Bank or any government agency. The value of the investment may fluctuate, the return on the investment is not guaranteed, and loss of principal is possible.

Customers may also access the Bank’s products and services using other channels, including on-line at www.CamdenNational.com.

Healthcare Professional Funding Corporation. Healthcare Professional Funding Corporation (“HPFC”) is a wholly-owned subsidiary of the Bank that was acquired in connection with the acquisition of SBM Financial, Inc., the parent company of The Bank of Maine, on October 16, 2015. HPFC provided specialized lending across the U.S. to dentists, optometrists and veterinarians. Effective February 19, 2016, HPFC's continued lending operations ceased and no further loans have been originated since that date. HPFC's website address is www.CamdenNational.com/healthprofunding.

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

Investor Relations. The Company’s Investor Relations information can be obtained through our internet address, www.CamdenNational.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this report.

Information Security. Information security, including cybersecurity, is a high priority for the Company. Recently, highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, government agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called “ransomware.” A successful cyberattack could harm the Company’s reputation and/or impair its ability to provide services to its customers. The Company has developed policies and continues to invest in technology designed to protect our own and our customers’ information from cyberattacks or loss, allow for the continuity of our business in the event of disruptions to the Company’s or its vendors’ critical systems and comply with regulatory requirements related to the protection of customer data, but cannot assure that it will be able to anticipate, detect, or implement effective preventative measures against all potential threats. Refer to related risk factors in Item 1A. Risk Factors below for additional information.

Human Capital

Our employees play a vital role in the delivery of our vision across all of our constituents – our customers, employees, communities and shareholders. As of December 31, 2021, we employed 623 full-time employees. Guided by our core values, we are committed to creating and promoting a company culture where everyone is included and respected, and where we support each other in reaching our full potential.

Employee Development and Retention. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, a robust tuition reimbursement program, and competitive compensation, including the recent increase in our starting wage, effective October 2021, for all employees to $17 per hour and provided a 3% or more wage increase to all of our current non-executive employees at that time.

Diversity and Inclusion. Through our commitment to fostering a fair, safe, and welcoming workplace environment for all, we aim to maintain a culture that enables our employees to be their best in serving our customers and communities, while achieving business success. We maintain a number of human resources and other policies, including a harassment and retaliation policy, to promote a workplace that is safe for all and supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we work to take necessary action as quickly as possible after a complaint is received.

We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for growth, and we value a diversity of backgrounds and ideas. As of December 31, 2021, approximately 66% of our employees self-identified as women, and approximately 46% of our vice presidents, 43% of our senior vice presidents and 50% of our executive vice presidents self-identified as women.

To reflect our commitment to diversity, in 2021 we formed a Diversity, Equity and Inclusion Council (the “Council”) that includes employees at all levels of the Company including our Chief Executive Officer who serves as the executive sponsor of the Council. The Council's purpose is to provide a channel for open communication and feedback, and provide valued advice on all matters pertaining to diversity, equity and inclusion across our organization. As of December 31, 2021, the Council was made up of 13 non-executive officer representatives and the Company's Chief Executive Officer.

Health and Wellness. We are also deeply committed to the health and well-being of our employees. This commitment is reflected in the benefits we offer our employees, including: market-competitive compensation; healthcare; paid time off, including parental/family leave; retirement benefits; short term and long term disability; an employee hardship fund, which provides employees dealing with a financial hardship access to funds that the employee is not required to repay; and a fitness reimbursement program.
The COVID-19 pandemic continues to impact lives and businesses in the communities we serve. During 2021, we continued to support our employees through work-from-home arrangements and appropriate safety measures. As of December 31, 2021, approximately 55% of our non-branch employees worked remotely or in a hybrid arrangement (i.e. part-time work from the office and part time work from home). At our branches and office areas, we continued to follow safety protocols, including the use of hand sanitizer, face coverings, and physical distancing requirements, along with enhanced cleaning and daily health checks. We have and continue to encourage employees to receive COVID-19 vaccinations and provide employees with paid time off to get vaccinated. In 2021, the Company began collecting vaccination status records of our employees for management and planning purposes.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended.

Executive Officer	Position	Age
Gregory A. Dufour	President and Chief Executive Officer	61
Michael R. Archer, CPA	Executive Vice President, Chief Financial Officer	38
Joanne T. Campbell	Executive Vice President, Enterprise Risk Management	59
William H. Martel	Executive Vice President, Technology and Support Services	52
Jennifer L. Mirabile	Executive Vice President, Managing Director, Camden National Wealth Management	62
Timothy P. Nightingale	Executive Vice President, Chief Credit Officer	64
Heather D. Robinson, CPA	Executive Vice President, Chief Human Resources Officer	47
Patricia A. Rose	Executive Vice President, Retail and Mortgage Banking Officer	58
Ryan A. Smith	Executive Vice President, Commercial Banking	49
Renée D. Smyth	Executive Vice President, Chief Experience and Marketing Officer	51

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

Michael R. Archer joined the company in October 2013 and became Executive Vice President (“EVP”), Chief Financial Officer (“CFO”) of the Company on January 3, 2022. Prior to becoming EVP, CFO, Mr. Archer served as the Company’s Senior Vice President and Corporate Controller from June 2016 until January 2022. Prior to joining the Company, Mr. Archer spent seven years at PricewaterhouseCoopers, LLP (“PwC”). Mr. Archer is a licensed Certified Public Accountant (“CPA”), and a recent graduate of the American Bankers Association Stonier Graduate School of Banking where he also completed the Wharton Leadership Program. Mr. Archer currently serves as a member of the board of directors of various local non-profit organizations, including Jobs for Maine's Graduates, Inc. (“JMG”) and the local little league.

Joanne T. Campbell joined the Company in 1996 as Vice President, Manager of Residential Real Estate. She was promoted to Senior Vice President, Compliance, Audit and Community Reinvestment Act (“CRA”) in 2002, and then to Senior Vice President, Risk Management in 2005 and to EVP in January 2011. In December 2021, Ms. Campbell was named EVP, Enterprise Risk Management and Chief Risk Officer. Campbell currently serves as a member and Chair of the ABA Risk Management Conference Advisory Board.

William H. Martel joined the Company in March 2020 as EVP, Technology and Support Services. Prior to joining the Company Mr. Martel served as Head of U.S. Operations Technology for Santander U.S. in Boston, leading the Operations and Information Technology Service Management transformations for the US. Previously, Mr. Martel was a Senior Vice President at TD Bank serving in several senior management positions in the US and Canada. Mr. Martel began his banking career as a senior branch manager for People’s Heritage Bank, a predecessor to BankNorth Group.

Jennifer L. Mirabile joined the Company in 2017 as the Managing Director of Camden National Wealth Management. A licensed CFP since 1998, Ms. Mirabile brings more than 27 years of experience in senior wealth management, private banking and relationship management from her previous roles at People's United Bank Wealth Management and Key Private Bank. Ms. Mirabile currently serves as a member of several nonprofit committees and serves on the board of directors for the Penobscot Bay YMCA.

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

Heather D. Robinson joined the Company in October 2018 as Senior Vice President and became EVP, Chief Human Resources Officer in February 2022. Prior to joining the Company, Ms. Robinson served as Senior Vice President of Human Resources, US and Canada for EVO Payments, International and also held several leadership positions in finance and human resources at Fairchild Semiconductor and its successor, ON Semiconductor, where she worked for 16 years. Ms. Robinson is a CPA and certified member of the Society of Human Resources Professionals (SHRM-SCP). She currently serves as a board member of the Children’s Museum & Theatre of Maine.

Patricia A. Rose joined the Company in September 2017 as EVP of Retail & Mortgage Banking. Ms. Rose came to the Company from Citizens Bank where she served for two years as Head of Strategic Onboarding & Orientation, and, prior to that, Director level roles in Retail Network Sales & Strategy at Santander Bank for six years. Ms. Rose began her career in banking at Fleet Bank and Sovereign Bank where she held a variety of leadership roles and served as Market President of Retail Banking in Eastern Massachusetts and New Hampshire.

Ryan A. Smith joined the Company in 2012 and became EVP, Commercial Banking in 2020. Prior to becoming EVP, Mr. Smith led the southern Maine commercial banking line of business and the treasury management line of business through 2015, when he became Director of Commercial Banking for central and midcoast Maine. In 2019, he was promoted to Senior Vice President, Director of Credit Administration. In September 2020, he became EVP of Commercial Banking. Originally from Maine, Mr. Smith is actively involved in the local community as a volunteer coach for youth baseball. He also serves as a Board Director and Past President of the Maine Building Materials Exchange. He is a member of the Commercial Lending Committee for the Maine Bankers Association.

Renée D. Smyth joined the Company as Chief Marketing Officer upon completion of the merger of Camden National Corporation and SBM Financial, the parent company of The Bank of Maine, on October 16, 2015. She was promoted to EVP, Chief Experience and Marketing Officer in May 2017. Previously, Ms. Smyth served as Senior Vice President, Head of Marketing for The Bank of Maine, since 2010. Ms. Smyth is a current member of the board of directors for the Maine Women’s Fund, where she serves on the Executive Committee, leading communications efforts.

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

As a bank holding company, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a national bank, the Bank is subject to primary regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

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

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its insiders, including its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. An extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, the transactions must be approved by a majority of the disinterested directors of the Bank.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” under the prompt corrective action framework described below or, with a waiver from the FDIC, “adequately capitalized.” A bank that is “adequately capitalized” and that accepts or renews brokered deposits subject to a waiver from the FDIC is subject to additional restrictions on the interest rates it may offer. Depository institutions that have brokered deposits in excess of 10% of total assets will be subject to increased FDIC deposit insurance premium assessments. Under FDIC regulations, an institution that is “well capitalized” and has a CAMELS composite rating of 1 or 2 is permitted to exempt reciprocal deposits from treatment as brokered deposits up to the lesser of $5 billion or 20% of the institution’s total liabilities. Institutions that are not well rated or “well capitalized” may treat reciprocal deposits as non-brokered up to an amount equal to a “special cap” set forth in the regulations.

Community Reinvestment Act (“CRA”). The CRA requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC rates a national bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of the Bank to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating resulting from its 2021 CRA performance evaluation.

In December 2021, the OCC issued a final rule (the “2021 CRA Rule”) to rescind the OCC’s May 2020 CRA rule (the “2020 CRA Rule”), which created a new CRA framework, and replace it with rules based on the 1995 CRA rules, as revised, that were issued jointly by the OCC, Federal Reserve and FDIC. Because many aspects of the 2020 CRA Rule had not yet been implemented and because of certain transition provisions in the 2021 CRA Rule, the Company does not expect the 2021 CRA Rule to have a significant effect on the Bank.

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

Under the Capital Rules, the Company and the Bank are each required to maintain a minimum CET1 capital to RWA ratio of 4.5%, a minimum Tier 1 capital to RWA ratio of 6%, a minimum total capital to RWA ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Capital Rules require an institution to establish a capital conservation buffer of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Capital Rules provide for a number of deductions from and adjustments to CET1 capital, As a “non-advanced approaches” firm under the Capital Rules, the Company is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

The Company and the Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Capital Rules to exclude the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity under U.S. GAAP in determining regulatory capital ratios.

The federal bank regulators have adopted regulations as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) to implement an exemption from the Capital Rules for smaller banking organizations, including the Company and the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Under these regulations, a “qualifying small banking organization” can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio (i.e., the ratio of its Tier 1 capital to average total consolidated assets minus certain deductions from total assets), is greater than the required threshold, which is currently 8.5% and will increase to 9% beginning in 2022. A “qualifying small banking organization” that maintains tangible equity in excess of the applicable Community Bank Leverage Ratio would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime (see “—Prompt Corrective Action” below); and (iii) “any other capital or leverage requirements” to which the organization is subject, unless the appropriate federal banking agency determines otherwise based on the particular organization’s risk profile. The Company has evaluated the potential impact of this rule and has elected not to apply the Community Bank Leverage Ratio framework to its operations, and instead measures its capital adequacy under the Capital Rules as described above. Under these regulations, as long as the Company and the Bank continue to meet the requirements to be qualifying small banking organizations (i.e., they have less than $10 billion in total consolidated assets and meet certain risk-based criteria), they are permitted to opt into (or out of) the Community Bank Leverage Ratio framework at any time and for any reason. The Company will continue to evaluate the impact of the Community Bank Leverage Ratio and may opt into that framework in the future. The Company cannot guarantee, however, that it or the Bank will continue to meet the conditions to be eligible to apply the Community Bank Leverage Ratio, nor can the Company predict at this time whether it or the Bank will choose to apply the Community Bank Leverage Ratio in the future.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or Bank. The impact of these standards on the Company and the Bank will depend on the manner in which they are implemented by the federal bank regulators.

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

In November 2021, the U.S. federal bank regulatory agencies adopted a final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and a national bank, such as the Bank, are required to notify the FRB or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction, and to monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Financial institutions, such as the Bank, are also required to adopt and implement policies and procedures with respect to, among other things, anti-money laundering (“AML”) compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis, enhanced due diligence based upon risk and identification and monitoring of beneficial ownership. In addition, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.” In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or affect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the AML compliance record of both the applicant and the target.

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

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the emergence of new COVID variants and the continued effectiveness of vaccines against such variants, the continued effectiveness of the Company's business continuity plans, direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, actions taken by governmental authorities and other third parties in response to the pandemic. Although our Pandemic Work Group continues to monitor the COVID-19 pandemic and to take action in response to ongoing developments, there can be no guarantee this or any other aspect of our business continuity planning will be effective in addressing some or all of the effects of the COVID-19 pandemic.

Many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted at the end of 2021, including:

•higher inflation and supply chain disruptions;
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

Certain industries to which the Company has credit exposure, including lodging, senior living and care facilities, restaurants, and travel and recreation, have experienced, and may continue to experience, significant operational challenges as a result of COVID-19. Although we have not experienced elevated levels of non-performing assets, the negative effects of COVID-19 may cause our business and consumer customers to be unable to pay their loans as they come due or may decrease the value of collateral, which we expect would cause significant increases in our credit losses.

Until the pandemic subsides, we may experience reduced revenues from our lending businesses, and increased credit losses in our loan portfolios, as well as recognize the possibility for an increase in credit line utilization. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic and actions governmental authorities take in response to the pandemic. In particular, various government programs such as the Paycheck Protection Program are complex and our participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to our reputation.

Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

Other negative effects of COVID-19 that may affect our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides. Further, the COVID-19 pandemic has also had the effect of heightening, and may have the effect of heightening further, many of the other risks described in this section.

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

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income earned from loans and investments and the interest expense paid on deposits and borrowings. Net interest income is our largest source of revenue and can be affected significantly by changes in market interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as by changes related to inflation. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.

As of December 31, 2021, our balance sheet composition supported an asset sensitive interest rate risk position over a one- and two-year period. This would suggest that if interest rates were to decrease, then net interest income would decrease, reducing revenue and net income, while an increase in interest rates would increase net interest income, increasing revenue and net income. However, there is risk that any change in interest rates could negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. During the first quarter of 2020, the Federal Reserve reduced the targeted Federal Funds rate to between zero and 0.25% in response to COVID-19 and lower benchmark interest rates, which continued to compress our net interest margin and pressure net interest income through 2021. An increase in interest rates could also have a negative impact on our results of operations by slowing loan production, and specifically, loan refinance activity, and/or reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for credit losses.

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

In addition, although we believe that we have adequately reviewed our investment securities for the need for an allowance for credit losses or impairment, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the need for an allowance for credit losses or impairment. If a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in provision for credit losses or realized losses being charged against future income. Given the significant judgments involved, there is risk that material provisions may be recorded to establish an allowance for credit losses resulting in realized losses. We did not recognize any provisions for credit losses on our investment securities portfolio in 2021.

Our financial condition and results of operations have been adversely affected, and in the future may be adversely affected, by the U.S. and international financial market and economic conditions.

We have been, and in the future may be, affected by general business and economic conditions in the United States and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. Although the U.S. economy had recovered over the past decade prior to the COVID-19 pandemic, economic concerns have been heightened as a result of the pandemic, and deterioration in any of these conditions, including as a result of the COVID-19 pandemic or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

In addition, volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may contribute to or enhance some of the risks described in this section. For example, higher inflation could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our interest-earning assets and investment securities. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.

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

Reforms to London Interbank Offered Rate (“LIBOR”) and other indices, and related uncertainty, may adversely affect our business, financial condition or results of operations.

The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The U.S. federal banking agencies had also issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts by December 31, 2021 at the latest. Because the transition from LIBOR is ongoing, there continues to be significant uncertainty with respect to the effect of the transition on the financial markets for LIBOR-linked financial instruments.

In April 2018, the Federal Reserve Bank of New York commenced publication of the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to United States dollar LIBOR by the Alternative Reference Rates Committee, a group of market and official sector participants. However, uncertainty remains as to the transition process and acceptance of SOFR as the primary alternative to LIBOR. The market transition from LIBOR to SOFR or a different alternative reference rate is complex and the transition may have a material, adverse effect on the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including our hedge contracts, or our financial condition or results of operations. In addition, we cannot assure that actions taken by us and third parties to address these risks and otherwise prepare for the transition from LIBOR to alternative interest rate benchmarks will be successful.

Credit Risk and Lending Business Risk

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

    We primarily serve individuals and businesses located in the state of Maine, with 72% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2021, with higher concentrations of exposure in Cumberland, Kennebec, Knox, and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards, the severity and frequency of which are increasing as a result of climate change, may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse. In addition, the COVID-19 pandemic and the resulting restrictions on individuals and economic activity adversely affected certain industries in Maine more than others, including hospitality, transportation and commercial real estate. Continued negative effects of COVID-19 on those industries could result in higher rates of loss and delinquency on these loans, which could have a material, adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2021, our commercial real estate and commercial loan portfolios comprised 54% of our total loan balances, Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2021, the most significant industry concentration within our loan portfolio was nonresidential building operators (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings), which was 14% of our total loans and 32% of our total commercial real estate portfolio. As of December 31, 2021, we had no other industry concentrations in excess of 10% of total loans.

If our allowance for credit losses for loans is not adequate to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses for these loans (herein referred to as the “allowance for loan losses”) based on a number of factors. The level of the allowance for loan losses reflects management's continuing evaluation of industry concentrations, specific credit risks, credit loss experience, current loan portfolio quality, current economic trends and conditions, reasonable and supportable forecasts about the future, changes in competitive, legal, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. On a monthly basis, management reviews the allowance for loan losses to assess recent asset quality trends and impact on the Company's financial condition. On a quarterly basis, the allowance for loan losses is reviewed and approved at the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors. Determination of the allowance for loan losses is inherently subjective because it requires significant estimates and management judgment of credit risks and future trends, which are subject to material changes. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover the losses we could experience, which would have an adverse effect on operating results, and may also cause us to increase the allowance for loan losses in the future. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, changes in accounting principles, and other factors, both within and outside our control, may require an increase in the allowance for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provisions for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our consolidated results of operations and financial condition. If additional amounts are provided to the allowance for credit losses, our earnings could decrease.

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

    Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers. Regulatory changes, such as the recent revisions to the FDIC’s rules on brokered deposits, may also make it easier for fintechs to partner with banks and offer deposit products. Other recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively affected.

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

As of December 31, 2021, brokered deposits made up 5% of our total deposits. We have and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Prompt Corrective Action” and “Supervision and Regulations—Regulation of the Bank—Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). In particular, fee revenues from overdraft protection programs have been, and may continue to be, subject to increased scrutiny. For example, in December 2021, the OCC’s Acting Comptroller identified a range of options to reform national bank overdraft practices that, if implemented, could impose significant restrictions on a national bank’s ability to charge overdraft protection fees. Any such restrictions could adversely affect our noninterest income and results of operations.

We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1., “Business—Supervision and Regulation.”

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

COVID-19 has had significant effects on labor and employment, including heightened pressures on employers to increase compensation and provide work-from-home and other flexible working arrangements. During the COVID-19 pandemic, employees have shifted their focus to expectations that extend beyond compensation, including better work-life balance, improved advancement opportunities and improved training, and many businesses, including us, have experienced higher rates of turnover as a result of such changes. Our ability to compete successfully for talent has been and may continue to be affected by our ability to adapt quickly to such shifts in employee focus, and there is no assurance that these developments will not cause increased turnover or impede our ability to retain and attract qualified employees.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, human error, customer or employee fraud, cyberattacks, hacking, identity theft and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our reputation, business, financial condition, results of operations or liquidity.

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

Information security risks for financial institutions such as the Company and the Bank have increased significantly in recent years due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us. We see an increasing trend of cyberattacks targeting providers in the financial services industry, as well as, increased security breaches or failures of their own systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. As our reliance on technology systems increases, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents also increases. Our technologies, systems, networks and our customers’ devices are periodically the target of cyberattacks, and may be the target of future cyberattacks, including through the introduction of computer viruses, and/or malicious code, or by means of phishing attacks, social engineering or other information security breaches. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.

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

Our operations and financial performance could be adversely affected by natural disasters, and climate change may exacerbate those risks and create compliance, strategic, reputational and other risks.

Our business, as well as the operations and activities of our customers, could be negatively affected by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents several risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; and (ii) transitional risks, including new or more stringent regulatory requirements and potential effects on our reputation and/or changes in our business as a result of our climate change practices, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business (including as a result of damage to our own facilities or systems or to the facilities or systems of third-party vendors on which we rely), and our insurance coverage may be insufficient to compensate for losses that may occur. Because we primarily serve individuals and businesses located in Maine, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse.

Both the frequency and severity of some kinds of natural disasters, including wildfires, flooding, tornadoes and hurricanes, have increased, and we expect will continue to increase, as a result of climate change. In addition, long-term shifts in the climate, including altered distribution and intensity of rainfall, rising sea levels and a rising heat index, negatively affect our ability to predict the effects of natural disasters accurately. Climate change may result in reduced availability of insurance for our borrowers, including insurance that protects property pledged as collateral, or disrupt their operations, which could increase our credit risk by diminishing borrowers’ repayment capacity or collateral values.

Efforts to transition to a low-carbon economy could result in new and/or more stringent regulatory requirements. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. In addition, changes to consumer and business preferences or in the attitudes of regulators, shareholders and employees regarding climate change, may affect the activities in which we engage and the products that we offer, and may require us to adjust our lending portfolios and business strategies. Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on our business, and we expect that climate change-related risks will continue to evolve and increase over time.

Acts of terrorism, pandemics and other external events could harm our business.

Acts of terrorism, war or other international hostilities, civil unrest, violence or pandemics could cause disruptions to our business or the economy as a whole, such as the disruptions experienced during the COVID-19 pandemic. Any of these events could affect us directly (for example, by interrupting our systems, causing significant damage to our facilities or otherwise preventing us from conducting our ordinary business) or indirectly as a result of effects on our borrowers and other customers or third-party vendors (for example, by damaging property pledged as collateral for our loans). Although we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition, such as the negative effects that resulted from the COVID-19 pandemic and other effects that we may be unable to predict.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2021, our goodwill and other identifiable intangible assets totaled $96.9 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2021 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2021. We may be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the introduction of Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as updated, commonly referred to as “CECL,” substantially changed how we calculate our allowance for credit losses. Other future changes in accounting standards could materially impact how we report our financial condition, and we cannot predict whether such standards will be adopted or their resultant impact.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, the Company owned or leased a total of 64 facilities, excluding any properties designated as other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 42 of its facilities, none of which are subject to a mortgage, and the remaining branches and loan offices are leased by the Company. The Company has 56 branches located throughout Maine, a branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, and a mortgage loan production office in Braintree, Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2021:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet(1)
Main Office	Camden, Maine	3 story building	Branch and principal executive office	Owned	15,500
3 Canal Plaza	Portland, Maine	1 floor	Executive office	Leased	3,850
2 Canal Plaza	Portland, Maine	2 floors	Branch and service center	Leased	17,710
Hanley Center	Rockport, Maine	2 story building	Service center	Owned	32,360
Gardiner	Gardiner, Maine	3 story building	Branch and service center	Owned	17,497
Kennebunk	Kennebunk, Maine	2 story building	Branch and service center	Owned	9,982
Auburn	Auburn, Maine	3 story building	Branch	Owned	13,000
Bangor	Bangor, Maine	1 floor	Branch	Leased	17,432
Ellsworth	Ellsworth, Maine	3 story building	Branch	Owned	44,000	(2)
Rockland	Rockland, Maine	3 story building	Branch	Owned	21,600
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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2021 and 2020, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2021 and 2020) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2021			2020
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$49.19	$35.96	$0.36	$48.16	$28.94	$0.33
Second Quarter	49.20	46.02	0.36	38.42	26.93	0.33
Third Quarter	49.09	44.00	0.36	35.17	28.36	0.33
Fourth Quarter	50.83	44.27	0.40	37.85	30.30	0.33

As of February 22, 2022, there were 14,740,895 shares of the Company’s common stock outstanding by approximately 1,100 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future. For further information on dividend restrictions, refer to Item 1. “Business—Supervision and Regulation” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2016 through December 31, 2021. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL $1B – $5B Bank Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2016 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2021.

Stock Performance Graph

In February 2021, the Board of Directors authorized a common stock repurchase program, authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock, that had an expiration date of the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of December 31, 2021, the Company repurchased 217,931 shares at an average price of $46.25. This repurchase program subsequently terminated in January 2022.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2021	3,035	$47.00	3,035	640,463
November 1-30, 2021	15,632	46.38	15,632	624,831
December 1-31, 2021	92,762	46.34	92,762	532,069
Total	111,429	$46.36	111,429	532,069

In January 2022, the Board of Directors authorized a common stock repurchase program authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock. This program replaces the 2021 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 3, 2023.

Other information required by this item is incorporated by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the year ended
December 31, 2021, 2020 and 2019 and financial condition at December 31, 2021 and 2020 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K:

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, issued by the Federal government in response to COVID-19 in March 2020	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CD:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	OTTI:	Other-than-temporary impairment
FASB:	Financial Accounting Standards Board	PD:	Probability of default
FDIC:	Federal Deposit Insurance Corporation	ROU:	Right-of-use
FHLB:	Federal Home Loan Bank	SBA:	U.S. Small Business Administration
FHLBB:	Federal Home Loan Bank of Boston	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLMC:	Federal Home Loan Mortgage Corporation	SERP:	Supplemental executive retirement plans
FNMA:	Federal National Mortgage Association	TDR:	Troubled-debt restructured loan
FOMC:	Federal Open Market Committee	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity; the efficiency ratio; net interest income (fully-taxable equivalent); earnings before income taxes and provision; earnings before income taxes, provision, and SBA PPP loan income; total loans, excluding SBA PPP loans; ACL on loans to total loans, excluding SBA PPP loans; adjusted yield on interest-earning assets and adjusted net interest margin (fully-taxable equivalent); tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Net income, as presented	$69,014	$59,486	$57,203
Add: amortization of intangible assets, net of tax(1)	517	539	557
Net income, adjusted for amortization of intangible assets	$69,531	$60,025	$57,760
Average equity, as presented	$542,725	$503,624	$459,865
Less: average goodwill and other intangible assets	(97,211)	(97,880)	(98,570)
Average tangible equity	$445,514	$405,744	$361,295
Return on average equity	12.72%	11.81%	12.44%
Return on average tangible equity	15.61%	14.79%	15.99%
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

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Non-interest expense, as presented	$103,720	$99,983	$95,303
Less: legal settlement	—	(1,200)	—
Less: prepayment fees on borrowings	(514)	—	—
Adjusted non-interest expense	$103,206	$98,783	$95,303
Net interest income, as presented	$137,436	$136,307	$127,630
Add: effect of tax-exempt income(1)	988	1,155	1,029
Non-interest income, as presented	49,735	50,490	42,113
Add (Less): net loss (gain) on sale of securities	—	—	105
Adjusted net interest income plus non-interest income	$188,159	$187,952	$170,877
Ratio of non-interest expense to total revenues(2)	55.41%	53.52%	56.15%
Efficiency ratio	54.85%	52.56%	55.77%
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

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Net interest income, as presented	$137,436	$136,307	$127,630
Add: effect of tax-exempt income(1)	987	1,155	1,029
Net interest income, tax equivalent	$138,423	$137,462	$128,659
(1)     Reported on a tax-equivalent basis using a 21% income tax rate.

Earnings before Income Taxes and Provision, and Earnings before Income Taxes, Provision and SBA PPP Loan Income. Earnings before income taxes and provision, and earnings before income taxes, provision and SBA PPP loan income are each a supplemental measure of operating earnings and performance. Earnings before income taxes and provision is calculated as net income before provision for credit losses and income tax expense, and earnings before income taxes, provision and SBA PPP loan income is calculated as net income before provision for credit losses, income tax expense and SBA PPP loan income. These supplemental measures have become more widely used by financial institutions as a measure of financial performance for comparability across financial institutions due to the impact of the COVID-19 pandemic on the provision for credit losses, as well as the origination of SBA PPP loans in response to the COVID-19 pandemic that are not a recurring and sustainable source of revenues for financial institutions.

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Net income, as presented	$69,014	$59,486	$57,203
Add: income tax expense, as presented	17,627	14,910	14,376
Add: provision for credit losses, as presented	(3,190)	12,418	2,861
Earnings before income taxes and provision for credit losses	$83,451	$86,814	$74,440
Less: SBA PPP loan income	(8,170)	(7,750)	—
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$75,281	$79,064	$74,440

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

	For the Year Ended December 31,
	2021	2020	2019
Yield on interest-earning assets, as presented	3.07%	3.56%	4.15%
Less: effect of PPP loans on yield on interest-earning assets	(0.10)%	(0.06)%	—%
Add: effect of excess cash/liquidity on yield on interest-earning assets	0.13%	0.09%	0.01%
Adjusted yield on interest-earning assets	3.10%	3.59%	4.16%

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

	For the Year Ended December 31,
	2021	2020	2019
Net interest margin (fully-taxable equivalent), as presented	2.84%	3.09%	3.15%
Less: effect of PPP loans on net interest margin (fully-taxable equivalent)	(0.10)%	(0.07)%	—%
Add: effect of excess cash/liquidity on net interest margin (fully-taxable equivalent)	0.13%	0.08%	0.01%
Adjusted net interest margin (fully-taxable equivalent)	2.87%	3.10%	3.16%

Total Loans, excluding SBA PPP Loans. Total loans, excluding SBA PPP loans is used by management to measure the Company's core loan portfolio. The Company calculates total loans, excluding SBA PPP loans as total loans (as reported on the consolidated statements of condition) less SBA PPP loans.

Allowance for Credit Losses (“ACL”) on Loans to Total Loans, excluding SBA PPP Loans. ACL on loans to total loans, excluding SBA PPP loans, is calculated as (i) ACL on loans, adjusted for the ACL allocated to SBA PPP loans, to (ii) total loans, adjusted to exclude SBA PPP loans. SBA PPP loans were provided to qualifying businesses as part of the federal government stimulus package issued in response to the COVID-19 pandemic. These loans are fully-guaranteed by the SBA, and may even be forgiven in full or in part, and, thus, present little to no credit risk to the Company. By excluding the impact of the SBA PPP loans, the ratio attempts to be more comparable with prior periods and demonstrates the level of loan loss reserves established on the Company's loans originated as part of its core operations and credit underwriting standards.

(In thousands)	December 31,
	2021	2020
Total Loans, excluding SBA PPP Loans:
Total loans, as presented	$3,431,474	$3,219,822
Less: SBA PPP loans	(35,953)	(135,095)
Total loans, excluding SBA PPP loans	$3,395,521	$3,084,727
ACL on Loans to Total Loans, excluding SBA PPP Loans:
ACL on loans, as presented	$33,256	$37,865
Less: ACL on loans allocated to SBA PPP loans	(18)	(69)
Adjusted ACL on loans	$33,238	$37,796
ACL on loans to total loans	0.97%	1.18%
ACL on loans to total loans, excluding SBA PPP loans	0.98%	1.23%

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

(In thousands, except number of shares and per share data)	December 31,
	2021	2020
Tangible Book Value Per Share:
Shareholders' equity, as presented	$541,294	$529,314
Less: goodwill and other intangible assets	(96,885)	(97,540)
Tangible shareholders' equity	$444,409	$431,774
Shares outstanding at period end	14,739,956	14,909,097
Book value per share	$36.72	$35.50
Tangible book value per share	$30.15	$28.96
Tangible Common Equity Ratio:
Total assets	$5,500,356	$4,898,745
Less: goodwill and other intangibles	(96,885)	(97,540)
Tangible assets	$5,403,471	$4,801,205
Common equity ratio	9.84%	10.81%
Tangible common equity ratio	8.22%	8.99%

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

	December 31,
(In thousands)	2021	2020
Total deposits	$4,608,889	$4,005,244
Less: certificates of deposit	(309,648)	(357,666)
Less: brokered deposits	(208,468)	(283,567)
Core deposits	$4,090,773	$3,364,011

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

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Total average deposits	$4,096,411	$3,666,444	$3,233,560
Less: certificates of deposit	(333,352)	(454,750)	(506,971)
Average core deposits	$3,763,059	$3,211,694	$2,726,589

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

Refer to Note 1 of the consolidated financial statements for additional details of the Company's accounting policies, including new accounting standards recently adopted.

Allowance for Credit Losses (“ACL”).  Effective January 1, 2020, but applied to reporting periods on or after October 1, 2020, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13). This new accounting standard, commonly referred to as “CECL,” significantly changed our methodology for accounting for reserves on loans, unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees, as well as introduced the consideration for an allowance on HTM debt investments. ASU 2016-13 replaced the “incurred loss” methodology used to establish an allowance on loans and off-balance sheet credit exposures, with an “expected loss” approach. Under CECL, the ACL at each reporting period serves as our best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date.

The recorded ACL on loans and HTM debt investments is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools, individual credits with unique risk factors, and CUSIP. We have elected to use a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data may be derived using (1) internal historical default and loss experience, as well as from (2) external data there are not statistically meaningful loss events or internal loss data does not span a full economic cycle for a given loan segment.

CECL may create more volatility in our ACL, particularly our ACL on loans and ACL on off-balance sheet credit exposures. Under CECL, our ACL may increase or decrease period-to-period based on many factors, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) a change in the forecast period; (iii) a change in the reversion speed; (iv) a change in the prepayment speed assumption; (v) an increase or decrease in loan balances, including a changes in loan portfolio mix; (vi) credit quality of the loan portfolio; and (vii) various qualitative factors outlined in ASU 2016-13.

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

ACL on Loans. We consider the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL at December 31, 2021 and 2020 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL calculation at December 31, 2021 using the CECL methodology, included:
•Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factor condition worsen, the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL. We monitor and assess Maine unemployment, changes in Maine GDP, changes in National GDP, and changes in Maine's Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Macroeconomic factors used in the calculation of the ACL may change from time to time. In the fourth quarter of 2021, the Company reassessed its macroeconomic factors and, as a result, is no longer considering the changes in Maine’s Retail Sales in the calculation of the ACL as of December 31, 2021.
•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., throughout 2021 and 2020 largely due to the ongoing COVID-19 pandemic, we are likely to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, we are likely to use a longer forecast period. Also, in times of greater uncertainty, we may consider a range of possible forecasts and evaluate the probability of each scenario. Generally, we expect our forecast period to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), we consider such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where we believe we are within the current economic cycle.
At December 31, 2021 and 2020, we used a one-year forecast period and one-year reversion period for each loan segment.
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
•Qualitative factors: As within previous accounting guidance used for the “incurred loss” model, ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. We continue to consider qualitative factors in determining and arriving at our ACL each reporting period.

As of December 31, 2021 and 2020, the recorded ACL was $33.3 million and $37.9 million, respectively, and represented our best estimate of expected credit losses within our loan portfolio as of each date. However, we may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions as well as asset quality within our loan portfolio, and we consider the impact of these trends on the ACL and the Company's financial condition, if any. The ACL is reviewed and approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 3 of the consolidated financial statements for further discussion.

ACL on Off-Balance Sheet Credit Exposures. We consider the ACL on off-balance sheet credit exposures to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses on expected future loan fundings of, primarily, unfunded loan commitments for those that are not unconditionally cancellable by the Company. The expected credit loss factors for each loan segment calculated using the ACL on loans methodology described above, as well as within Note 1 of the consolidated financial statements, is used to calculate the ACL on off-balance sheet credit exposures for each applicable loan segment, and, thus, are subject to the same level of estimation risk and volatility previously described. In addition, one other key assumption is used to derive the ACL on off-balance sheet credit exposures and that is the expected funding rate. The expected funding rate is derived using historical loan-level data for credit line usage, and is applied to total off-balance sheet credit exposures at each reporting date, excluding any that are unconditionally cancellable by the Company, to determine the expected funding amount. As unfunded loan commitments are funded, the allowance migrates from that provided for off-balance sheet credit exposures to the ACL on loans. If the expected funding rate or any other key assumption used is not reasonable, then this could have an adverse impact on the total ACL upon funding.

As of December 31, 2021 and 2020, the recorded ACL on off-balance sheet credit exposures was $3.2 million and $2.6 million, respectively, and presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at December 31, 2021 and 2020, represented our best estimate, however, we may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on off-balance sheet credit exposures is approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 3 and 11 of the consolidated financial statements for further discussion.

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

At December 31, 2021 and 2020, the Company held three securities in its HTM portfolio with an amortized cost basis of $1.3 million and no allowance was carried given the immaterial nature of such securities. These investments are all investment-grade municipal securities and two of the three securities also carried credit enhancements. Should our HTM portfolio grow in size, change its mix and/or experience credit deterioration, an allowance may be recorded at that time.

Prior to 2020, the Company evaluated its HTM portfolio for OTTI. The Company did not record any OTTI for the year ended 2019.

Refer to “—Financial Condition—Investments” and Note 2 of the consolidated financial statements for further discussion.

ACL on AFS Debt Securities. We consider the ACL on AFS debt securities to be a critical accounting policy given the size of the investment portfolio and level of estimation used to determine the allowance, as appropriate. As of December 31, 2021 and 2020, the Company's AFS portfolio is entirely made up of assets that are fair valued using level 2 valuation techniques in accordance with ASC 820, Fair Value Measurement. We engage a third party pricing agency to assist with the valuation of such debt securities and the assets are carried at fair value at each reporting period. An allowance is recorded on an AFS debt security to the extent an event has occurred that suggests receipt of full contractual payments are at risk. When such an event has been identified, a discounted cash flow model is used to determine the expected losses due to credit risk, and an allowance is recorded to reduce the carrying value of the debt security by the calculated expected loss amount, limited to the amount by which the fair value of the debt security is below its amortized cost basis.

As further described within “—Financial Condition—Investments,” the Company's AFS portfolio, as of December 31, 2021 and 2020, was primarily consisted of plain-vanilla MBS and CMO debt securities issued or guaranteed by U.S. government-sponsored agencies, and, thus, presenting little to no credit risk. As of December 31, 2021 and 2020, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio, nor did it record any permanent impairments during 2021 or 2020.

Prior to 2020, the Company evaluated its AFS portfolio for OTTI. The Company did not record any OTTI for the year ended 2019.

Refer to “—Financial Condition—Investments” and Note 2 of the consolidated financial statements for further discussion.

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets during 2021 or 2020.

Goodwill impairment evaluations are required to be performed at least annually, but may be required more frequently if certain conditions indicate a potential impairment may exist. Our policy is to perform the goodwill impairment analysis annually as of November 30th, or more frequently as warranted. The goodwill impairment evaluation is required to be performed at the reporting unit level. Effective January 1, 2020, accounting guidance no longer requires a company to determine the implied fair value of goodwill to measure impairment. Instead, goodwill is now impaired by the amount the book value of the reporting unit exceeds its fair value, and an impairment charge is recorded for the lesser of this amount or the amount to write-down goodwill to zero.

We may use a qualitative analysis to evaluate goodwill for impairment when it is believed that it is not more-likely-than-not that the fair value of the reporting unit is below its book value, or if a quantitative analysis was recently used to estimate the fair value of the reporting unit, and there are not any indications of events that would suggest such conclusions for impairment have changed. We performed our annual goodwill impairment assessment as of November 30, 2021 and 2020, using a qualitative analysis and concluded that it was not more-likely-than-not that goodwill was impaired. Furthermore, we performed an interim goodwill impairment assessment in the second quarter of 2020, in response to the turmoil in the global markets and economy spurred by COVID-19, including its impact on the Company's share price. At that time, a quantitative analysis, using various valuation techniques, including a discounted cash flow model and market valuation models, was used to assess the Company's goodwill for impairment. The Company did not recognize any impairment of goodwill in 2021 or 2020.

The Company's core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred in 2021 or 2020 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

Refer to “—Financial Condition—Goodwill and Core Deposit Intangible Assets” and Note 4 of the consolidated financial statements for further discussion.

Income Taxes.  We account for income taxes by deferring income taxes based on the estimated future tax effects of differences between the book and tax bases of assets and liabilities, considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the consolidated statements of condition.

We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. At December 31, 2021 and 2020, the Company carried deferred tax assets totaling $19.2 million and $12.0 million, respectively, and did not record any valuation allowance on these deferred tax assets. Although we determined a valuation allowance was not required for our deferred tax assets as of December 31, 2021 and 2020, there is no guarantee that these assets will be realized. To the extent a valuation allowance on the Company's deferred tax assets is recorded in future periods, a material charge to the Company's consolidated statements of income may result and reduce net income.

Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

As of December 31, 2021, our federal and state income tax returns for 2020, 2019 and 2018 were open to audit by federal and various state authorities. If, as a result of an audit, we were to be assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

Refer to “—Results of Operations—Income Tax Expense” and Note 19 of the consolidated financial statements for further discussion.

Defined Benefit and Postretirement Plans. We use a December 31st measurement date to determine the expenses for the Company's defined benefit and postretirement plans and related financial disclosure information. Postretirement plan expense is sensitive to changes in the number of eligible employees, changes in the discount rate, mortality rate, and other expected rates, such as medical cost trends rates and salary scale assumptions. There are no new entrants to the Company's defined benefit and postretirement plans.

Refer to Note 18 of the consolidated financial statements for further discussion.

EXECUTIVE OVERVIEW

2021 Overview. The Company reported record net income and diluted EPS for the year ended 2021 of $69.0 million and $4.60, respectively, in the face of continued challenges stemming from the COVID-19 pandemic. Interest rates remained at record low-levels throughout 2021, and the impact was seen by the Company, and more broadly across the industry, as our net interest margin compressed 25 basis points during the year to 2.84%. Like 2020, the record-setting residential mortgage activity spurred by the low interest rate environment carried forward throughout 2021 and we broke our previous residential mortgage originations record set in 2020. For the year ended 2021, we originated $1.1 billion in residential mortgages, an increase of 5% over 2020.

At the onset of the COVID-19 pandemic in 2020, our greatest concern (like many others across the industry) was credit risk. We proactively worked with our loan customers to provide temporary debt relief using the terms provided for under the CARES Act. In doing so, by mid-year 2020, we had granted temporary debt relief to many of our commercial and retail customers totaling over $600 million of loans. By December 31, 2020, this balance was reduced to $26.5 million (less than 1% of our loan portfolio), and, as of December 31, 2021, all of these loans had returned to contractual payment status. Our overall asset quality throughout the COVID-19 pandemic has remained very strong, highlighted by non-performing assets of 0.13% of total loans at December 31, 2021, compared to 0.22% at December 31, 2020; net charge-offs of 0.02% of average loans for the year ended December 31, 2021 and 2020; and loans 30-89 days past due of 0.04% of total loans at December 31, 2021, compared to 0.10% at December 31, 2021. Due to the strength of our loan portfolio, and improving macroeconomic conditions, our ACL on loans decreased from 1.18% of total loans at December 31, 2020 to 0.97% of total loans at December 31, 2021.

Our balance sheet continues to be a source of strength for the Company and enables us not only to be well-positioned to withstand the turbulent and volatile markets we have faced the last two years, but also positions us to capitalize on efficient organic growth moving forward.
•All of our regulatory capital ratios for the Company and Bank were well in excess of regulatory capital requirements at December 31, 2021, and our common equity ratio was 9.84% and tangible common equity ratio (non-GAAP) was 8.22% at December 31, 2021.
•Another solid year of deposit growth of 15% during 2021 resulted in a loan-to-deposit ratio of 74% at December 31, 2021, well below our historical norm.
•Our ACL to loans ratio of 0.97% at December 31, 2021 continues to be at an elevated-level compared to that seen pre-pandemic (0.81% at December 31, 2019).

During 2021, through the combination of cash dividends and share repurchases, the Company returned $31.2 million of capital to shareholders, which included the repurchase of 217,931 shares of its common stock at a weighted average price of $46.25 and cash dividends to shareholders of $1.48 per share, a 12% increase over 2020.

As we enter 2022, the FOMC has signaled its intent to raise short-term interest rates in an effort to combat inflation. The Company's interest rate risk position is asset sensitive, and should the FOMC increase short-term interest rates we expect that the Company's net interest margin and net interest income are likely to increase. However, we are cautious that if the yield curve should flatten, or worse invert, this could have a negative impact on overall market growth and on customer loan demand.

Operating Results. Net income for the year ended 2021 was $69.0 million, representing an increase of $9.5 million, or 16%, over 2020. Earnings before incomes taxes and provision for credit losses (non-GAAP) for the year ended 2021 was $83.5million, representing a decrease of $3.4 million, or 4%, compared to 2020.

The key drivers of the increase in net income between periods include:
•An increase in net interest income of $1.1 million, or 1%, driven by a lower interest expense of $9.8 million, more than offsetting the decrease in interest income of $8.7 million.
•A decrease in provision for credit losses of $15.6 million. For the year ended 2020, the Company reported provision expense of $12.4 million as it built-up its ACL in response to the onset of the COVID-19 pandemic. For the year ended 2021, the Company reported negative provision expense (or a credit) of $3.2 million as it released a portion of its ACL established in 2020 as markets improved and credit quality deterioration did not occur.
•A decrease in non-interest income of $755,000, or 1%, driven by lower mortgage banking income of $4.8 million, or 26%, as we shifted our strategy to hold more residential mortgages in our loan portfolio to manage our liquidity and interest rate risk position, partially offset by higher debit card income of $2.7 million, or 26%.

•An increase in non-interest expense of $3.7 million, or 4%, primarily driven by higher salaries and employee benefits costs of $3.1 million, or 5%. Our ratio of non-interest expense to total revenue2 was 55.41% for 2021, compared to 53.52% for 2020, or on a non-GAAP-basis our efficiency ratio was 54.85% and 52.56% for the same periods, respectively.

Other key financial metrics between years included:
•Diluted EPS for the year ended 2021 was $4.60, an increase of $0.65, or 16%, over 2020.
•Return on average assets for the year ended 2021 was 1.31%, compared to 1.23% for 2020.
•Return on average equity for the year ended 2021 was 12.72%, compared to 11.81% for 2020.
•Return on average tangible equity (non-GAAP) for the year ended 2021 was 15.61%, compared to 14.79% for 2020.

2 Revenue is the sum of net interest income and non-interest income.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue, accounted for 73% of total revenues for both years ended 2021 and 2020. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the year ended 2021 was $138.4 million, an increase of $962,000, or 1%, over 2020. The increase was driven by a $9.8 million decrease in interest expense between periods that more than offset the decrease in interest income on a fully-taxable equivalent basis of $8.9 million between periods.
•The decrease in interest expense was the result of a 25 basis point decrease in our average cost of funds and strong average deposits growth of $430.0 million, or 12%, during 2021. In 2021, our funding costs benefited from a full year of record lower interest rates as the FOMC held the Federal Funding Rate at 0.00%-0.25% for all of 2021, having lowered it in early-2020 in response to the COVID-19 pandemic. In addition, our favorable deposit growth during 2021 led to a strong overall liquidity position, and allowed us to take actions to manage funding costs to help minimize the impact of lower interest-earning asset yields, including: (1) a decrease in average CD balances of $121.4 million, (2) the early termination of a $25.0 million long-term borrowing contract during the first quarter of 2021, and (3) the full redemption of the Company's $15.0 million subordinated notes during the second quarter of 2021, at par plus accrued interest.
•The decrease in interest income on a fully-taxable equivalent basis was the result of a 49 basis point decrease in our yield on average interest-earning assets during 2021, again, driven by the lower interest rate environment, but was partially offset by average interest-earning asset growth of $426.0 million, or 10%. Average investment balances for 2021 increased $308.9 million, or 31%, compared to 2020 and average loan balances for 2021 grew $27.9 million, compared to 2020. We increased our investment holdings during 2021 to manage the Company's excess liquidity that was driven by its strong deposits growth during 2021. The Company's loan growth was primarily within its commercial real estate loan portfolio and residential real estate loan portfolio, which increased 8% and 7%, respectively.

Net Interest Margin. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for 2021 and 2020 was 2.84% and 3.09%, respectively, and our adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP) for the year ended 2021 was 2.87%, compared to 3.10% for 2020.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For the Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$268,879	$322	0.12%	$179,718	$343	0.19%	$67,288	$1,435	2.13%
Investments – taxable	1,189,895	19,724	1.66%	874,823	19,604	2.24%	825,674	20,982	2.54%
Investments – nontaxable(2)	115,169	3,798	3.30%	121,302	4,117	3.39%	99,024	3,419	3.45%
Loans(3):
Commercial real estate	1,412,884	51,488	3.64%	1,310,160	51,403	3.92%	1,260,412	58,677	4.66%
Commercial(2)	330,919	12,159	3.67%	381,087	15,147	3.97%	390,689	18,285	4.68%
SBA PPP	118,414	8,170	6.90%	146,918	7,750	5.28%	—	—	—%
Municipal(2)	20,529	691	3.37%	19,073	679	3.56%	19,181	688	3.59%
HPFC	9,808	800	8.15%	17,000	1,399	8.23%	27,502	2,213	8.05%
Residential real estate	1,156,698	41,792	3.61%	1,085,064	43,927	4.05%	1,045,668	45,291	4.33%
Consumer and home equity	250,061	10,528	4.21%	312,076	13,986	4.48%	346,769	18,557	5.35%
Total loans	3,299,313	125,628	3.81%	3,271,378	134,291	4.11%	3,090,221	143,711	4.65%
Total interest-earning assets	4,873,256	149,472	3.07%	4,447,221	158,355	3.56%	4,082,207	169,547	4.15%
Cash and due from banks	51,983			48,479			43,906
Other assets	364,740			381,204			309,925
Less: ACL	(34,433)			(31,459)			(25,530)
Total assets	$5,255,546			$4,845,445			$4,410,508
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$1,083,357	$—	—%	$684,539	$—	—%	$519,078	$—	—%
Interest checking	1,297,695	2,512	0.19%	1,289,501	4,553	0.35%	1,123,268	10,456	0.93%
Savings	675,533	277	0.04%	536,014	303	0.06%	476,860	387	0.08%
Money market	706,474	2,075	0.29%	701,640	3,477	0.50%	607,383	7,541	1.24%
Certificates of deposit	333,352	1,782	0.53%	454,750	5,759	1.27%	506,971	7,967	1.57%
Total deposits	4,096,411	6,646	0.16%	3,666,444	14,092	0.38%	3,233,560	26,351	0.81%
Borrowings:
Brokered deposits	282,399	1,274	0.45%	242,951	1,452	0.60%	316,475	7,650	2.42%
Customer repurchase agreements	185,246	570	0.31%	205,890	1,314	0.64%	241,899	3,023	1.25%
Subordinated debentures	48,605	2,523	5.19%	59,228	3,512	5.93%	59,007	3,266	5.54%
Other borrowings	3,562	35	0.99%	58,601	523	0.89%	29,132	598	2.05%
Total borrowings	519,812	4,402	0.85%	566,670	6,801	1.20%	646,513	14,537	2.25%
Total funding liabilities	4,616,223	11,048	0.24%	4,233,114	20,893	0.49%	3,880,073	40,888	1.05%
Other liabilities	96,598			108,707			70,570
Shareholders’ equity	542,725			503,624			459,865
Total liabilities & shareholders’ equity	$5,255,546			$4,845,445			$4,410,508
Net interest income (fully-taxable equivalent)		138,424			137,462			128,659
Less: fully-taxable equivalent adjustment		(988)			(1,155)			(1,029)
Net interest income		$137,436			$136,307			$127,630
Net interest rate spread (fully-taxable equivalent)			2.83%			3.07%			3.10%
Net interest margin (fully-taxable equivalent)			2.84%			3.09%			3.15%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.87%			3.10%			3.16%

(1)    Reported average balances are calculated on a daily basis.
(2)    Reported on a tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
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

	For the Year Ended December 31, 2021 vs. December 31, 2020			For the Year Ended December 31, 2020 vs. December 31, 2019
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$169	$(190)	$(21)	$2,395	$(3,487)	$(1,092)
Investments – taxable	7,058	(6,938)	120	1,248	(2,626)	(1,378)
Investments – nontaxable	(208)	(111)	(319)	769	(71)	698
Commercial real estate	4,027	(3,942)	85	2,318	(9,592)	(7,274)
Commercial	(1,992)	(996)	(2,988)	(449)	(2,689)	(3,138)
SBA PPP	(1,505)	1,925	420	7,750	—	7,750
Municipal	52	(40)	12	(4)	(5)	(9)
HPFC	(592)	(7)	(599)	(845)	31	(814)
Residential real estate	2,901	(5,036)	(2,135)	1,706	(3,070)	(1,364)
Consumer and home equity	(2,778)	(680)	(3,458)	(1,856)	(2,715)	(4,571)
Total interest income	7,132	(16,015)	(8,883)	13,032	(24,224)	(11,192)
Interest-bearing liabilities:
Interest checking	29	(2,070)	(2,041)	1,546	(7,449)	(5,903)
Savings	84	(110)	(26)	47	(131)	(84)
Money market	24	(1,426)	(1,402)	1,169	(5,233)	(4,064)
Certificates of deposit	(1,542)	(2,435)	(3,977)	(820)	(1,388)	(2,208)
Brokered deposits	237	(415)	(178)	(1,779)	(4,419)	(6,198)
Customer repurchase agreements	(132)	(612)	(744)	(450)	(1,259)	(1,709)
Subordinated debentures	(630)	(359)	(989)	12	234	246
Other borrowings	(490)	2	(488)	604	(679)	(75)
Total interest expense	(2,420)	(7,425)	(9,845)	329	(20,324)	(19,995)
Net interest income (fully-taxable equivalent)	$9,552	$(8,590)	$962	$12,703	$(3,900)	$8,803

Net interest income included the following for the periods indicated:

	Income Statement Location	For the Year Ended December 31,
(In thousands)		2021	2020	2019
Loan fees (cost)(1)	Interest income	$7,156	$5,648	$(923)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	689	1,220	1,348
Recoveries on previously charged-off acquired loans	Interest income	226	258	216
Total		$8,071	$7,126	$641
(1)    For the year ended 2021 and 2020, the Company recognized $6.9 million and $6.2 million of fees associated with SBA PPP loan originations. As of December 31, 2021, there were $1.2 million of SBA PPP loan origination fees yet to be recognized.

The Company's consolidated financial statements and the notes to the consolidated financial statements presented within have been prepared in accordance with GAAP, which requires the measurement of the financial position and operating results in terms of historical dollars and, in some cases, current fair values without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of our assets and virtually all of our liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates and the yield curve may not necessarily move in the same direction or in the same magnitude as inflation.

As of the date of this Annual Report on Form 10-K, the FOMC has signaled that there could be multiple short-term interest rate hikes during 2022 in an effort to curb inflationary pressures. The Company's interest rate risk position as of December 31, 2021 is asset sensitive, and if the FOMC increases the Federal Funding Rate one or more times during 2022 it is our expectation that net interest income is likely to increase as variable rate loans and deposits reprice, and new loans indexed to short-term interest rates are originated at higher yields.

Provision for Credit Losses

The Company adopted ASU 2016-13, commonly referred to as “CECL,” to account for the ACL, effective January 1, 2020. As such, ACL and provision for credit losses as of and for the years ended December 31, 2021 and 2020 were accounted for in accordance with the CECL standard. The ACL and provision for credit losses as of and for the year ended December 31, 2019 were accounted for under the incurred loss methodology. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for the Company's accounting and policies for the ACL.

The provision for credit losses was made up of the following components for the periods indicated:

	For the Year Ended December 31,			Change from 2021 to 2020
	2021	2020	2019	$	%
	(CECL)	(CECL)	(Incurred Loss)
(Credit) provision for loan losses	$(3,817)	$13,215	$2,862	$(17,032)	(129)%
Provision (credit) for credit losses on off-balance sheet credit exposures	627	(797)	(1)	1,424	N.M.
Provision for credit losses	$(3,190)	$12,418	$2,861	$(15,608)	(126)%

Provision for loan losses. At the onset of the COVID-19 pandemic in 2020, we increased the Company's ACL on loans to account for the adverse impact the COVID-19 pandemic was anticipated to have on its loan portfolio, based on the various macroeconomic data trends and various qualitative considerations. For the year ended 2020, we recorded $13.2 million of provision expense to carry the ACL on loans at $37.9 million, or 1.18% of total loans, as of December 31, 2020. In 2021, we recorded a credit for loan losses of $3.8 million, which reflects (1) the shift in the macroeconomic conditions and outlook in as trends and market optimism improved in comparison to 2020, and (2) overall credit deterioration within the Company's loan portfolio did not materialize as anticipated due to COVID-19. Net charge-offs for the years ended December 31, 2021 and 2020 were 0.02% of average loans; non-performing assets were 0.13% of total assets as of December 31, 2021, compared to 0.22% as of December 31, 2020; and loans 30-89 days past were 0.04% of total loans as of December 31, 2021, compared to 0.10% as of December 31, 2020.

Provision for credit losses on off-balance credit exposures. At December 31, 2021, the ACL on off-balance sheet credit exposures was $3.2 million, as compared to $2.6 million as of December 31, 2020. The increase was driven by elevated unfunded commitments of $104.1 million between periods, partially offset by a lower expected loss factor given the overall macroeconomic improvement between periods.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from 2021 to 2020
(Dollars in thousands)	2021	2020	2019	$	%
Mortgage banking income, net	$13,704	$18,487	$7,837	$(4,783)	(26)%
Debit card income	13,105	10,420	9,701	2,685	26%
Service charges on deposit accounts	6,626	6,697	8,393	(71)	(1)%
Income from fiduciary services	6,516	6,115	5,901	401	7%
Brokerage and insurance commissions	3,913	2,832	2,625	1,081	38%
Bank-owned life insurance	2,364	2,533	2,425	(169)	(7)%
Customer loan swap fees	—	222	1,166	(222)	(100)%
Net (loss) gain on sale of securities	—	—	(105)	—	—
Other income	3,507	3,184	4,170	323	10%
Total non-interest income	$49,735	$50,490	$42,113	$(755)	(1)%
Non-interest income as a percentage of total revenues(1)	27%	27%	25%
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

The decrease in mortgage banking income, net for 2021 compared to 2020, was driven by our change in strategy during the first half of 2021 as we shifted to sell less of our residential mortgage loan production in 2021, in order to hold more of it in our loan portfolio to manage our interest rate risk and overall liquidity position. We sold 44% of our residential mortgage production to the secondary market during 2021, compared to 61% during 2020 (or $154.1 million less between periods).

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers, and the annual incentive bonus received from our network provider. The increase for 2021 over 2020 was driven by an increase in customer spend volume of 21% as our average customer spend increased likely driven by government stimulus over the past two years in response to the COVID-19 pandemic. The increase in customer spend volume also resulted in a larger annual incentive bonus from Visa of $740,975 for 2021, compared to $555,000 for 2020.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including overdraft and non-sufficient funds fees, normal fees for servicing deposit accounts, and cash management fees for business customers. Overdraft and non-sufficient fund fees totaled $4.7 million and $4.8 million for the years ended 2021 and 2020, respectively.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. Assets under management were $1.1 billion and $957.0 million as of December 31, 2021 and 2020, respectively.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. The increase for 2021 over 2020 was driven by fees for brokerage and advisory services, including assets under administration growth of $130.2 million, or 23%, during 2021 over 2020 to $704.1 million as of December 31, 2021.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. The decrease in income for 2021 compared to 2020 was driven by the lower interest rate environment.

Customer loan swap fees represents fees earned from the counterparty upon execution of a back-to-back commercial loan swap with our customers. For the year ended 2021, we did not execute any back-to-back loan swaps with our customers given the interest rate environment and our overall interest rate risk position.

Net (loss) gain on sale of securities represents the realized (loss) gain upon sale of our debt investments. We did not sell any investment securities during the year ended 2021 or 2020.

Other Income includes third party merchant and credit card commissions, other miscellaneous fees and net gains on equity securities.

Non-Interest Expense

The following table sets forth information regarding non-interest expense for the periods indicated:

	For the Year Ended December 31,			Change from 2021 to 2020
(Dollars in thousands)	2021	2020	2019	$	%
Salaries and employee benefits	$61,007	$57,938	$54,489	$3,069	5%
Furniture, equipment and data processing	12,247	11,756	10,881	491	4%
Net occupancy costs	7,532	7,585	7,047	(53)	(1)%
Consulting and professional fees	3,691	3,833	3,706	(142)	(4)%
Debit card expense	4,313	3,753	3,613	560	15%
Regulatory assessments	2,074	1,450	1,261	624	43%
Amortization of core deposit intangible assets	655	682	705	(27)	(4)%
OREO and collection (recoveries) costs, net	(101)	382	480	(483)	(126)%
Other expenses	12,302	12,604	13,121	(302)	(2)%
Total non-interest expense	$103,720	$99,983	$95,303	$3,737	4%
Ratio of non-interest expense to total revenues	55.41%	53.52%	56.15%
Efficiency ratio (non-GAAP)	54.85%	52.56%	55.77%

Salaries and employee benefits includes employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The increase in 2021 over 2020 was driven by: (i) an increase in wages and related taxes of 4% as we issued our normal annual merit in March 2021 and a second (off-cycle) merit increase in October 2021 where we provided all current employees with a 3% or more wage increase, with limited exceptions, and increased our starting minimum wage for new employees to $17 per hour. The off-cycle merit increase was in response to the tight labor market within our markets; and (ii) an increase in bonuses and incentives of $1.7 million, based on annual performance-to-budget.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase in 2021 over 2020 was driven by continued investments in technology, including information security-related investments.

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

Debit card expense is the cost incurred for the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. Debit card expense increased 15% in 2021 compared to 2020, while debit card income increased 26% over this same period. Many of the costs associated with debit card expense are fixed per unit.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. Regulatory assessment fees are based on a number of factors, not limited to, asset growth, regulator risk assessment and positive or negative trends specific to the financial institution. The increase in 2021 over 2020 was driven by the receipt of the Small Bank Assessment Credit from the FDIC in the first and second quarters of 2020. We did not receive any further credits during 2021, and our regulatory assessment costs have returned to normal historical levels.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts for the Company's loans. The decrease in 2021 compared to 2020 was primarily driven by the recovery of $160,000 of costs in 2020 that were expensed in 2020, a gain of $190,000 recognized in 2021 upon the sale of an OREO property, and a reflection of the Company's strong asset quality. Should asset quality metrics begin to deteriorate, the associated costs with OREO, collection and foreclosure efforts will likely increase.

Amortization of core deposit intangible assets represents the amortization expense on core deposit intangible assets.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses; hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs; and other expenses.

Income Tax Expense

Income tax expense for the year ended 2021 and 2020 was $17.6 million and $14.9 million, respectively, which resulted in an effective income tax rate of 20.3% for the year ended 2021 and 20.0% for 2020. The increase in the Company's effective tax rate between periods was driven by an increase in its blended state income tax rate between periods. As the Company continues to expand its footprint outside of Maine its blended state tax rate has increased, and will continue to increase, because Maine's state tax rate for financial institutions is lower than other states in the region in which we operate.

The Company's effective income tax rate for the year ended 2021 of 20.3% was lower than our marginal tax rate of 22.2%, which includes our 21.0% federal income tax rate and 1.4% state income tax rate, net of federal tax benefit, primarily due to non-taxable interest income from municipal bonds and certain qualifying loans, non-taxable BOLI, and tax credits received on qualifying investments.

The Company's deferred tax assets were $19.2 million and $12.0 million at December 31, 2021 and 2020, respectively. We continuously monitor and assess the need for a valuation allowance on our deferred tax assets, and we determined that no valuation allowance was necessary as of December 31, 2021 and 2020.

Refer to Note 19 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2020 Operating Results as Compared to 2019 Operating Results

The Company's net income for the year ended 2020 was $59.5 million, an increase of $2.3 million, or 4%, over 2019. Over the same period, diluted EPS increased $0.26, or 7%, to $3.95 per share for the year ended December 31, 2020. The Company's 2020 operating results compared to 2019 are summarized as follows:

Net Interest Income and Net Interest Margin. Net interest income on a fully-taxable equivalent basis for 2020 was $137.5 million, an increase of $8.8 million, or 7%, over 2019. The increase was largely driven by a $20 million, or 49%, decrease in interest expense due to the rate declines. Conversely, interest income on a fully-taxable equivalent basis declined by $11.2 million, or 7%, partially offsetting the increase in interest income. Average interest earning assets increased by $365.0 million, or 9%, which included average SBA PPP loans of $146.9 million, but produced a 59 basis point decline in our average yield on interest-earning assets between periods and reduced our average yield to 3.56% for the year ended December 31, 2020. Average funding liabilities increased by $353.0 million, or 9%, which was driven by average deposit growth of $432.9 million, or 13%, and produced a 53 basis point decline in our funding cost between periods to 0.49% for the year ended December 31, 2020.

Net interest margin on a fully-taxable equivalent basis declined by 6 basis points between periods to 3.09% for the year ended December 31, 2020, and, on an adjusted-basis (excluding SBA PPP loans and excess liquidity) (non-GAAP), our net interest margin on a full-taxable equivalent basis was 3.10% for the year ended 2020, compared to 3.16% for 2019.

Provision for Credit Losses. The provision for credit losses for 2020 was $12.4 million, an increase of $9.6 million compared to 2019. The increase between periods was due to the COVID-19 pandemic and the inherent level of uncertainty within the markets and impact on the Company's loan portfolio at that time. Furthermore, the Company adopted the CECL during 2020, whereas the incurred loss methodology was used to account for the ACL for 2019.

Non-Interest Income. Non-interest income for 2020 was $50.5 million, and increased $8.4 million, or 20%, over 2019. The net increase was primarily driven by:
•An increase in mortgage banking income of $10.7 million, or 136%, between periods primarily due to an increase in residential mortgage loan originations of 79% driven by the decline in interest rates in 2020 in response to the onset of the COVID-19 pandemic.
•An increase in debit card income of $719,000, or 7%, between periods driven by an increase in customer spend volume of 11%.
•A decrease in service charges on deposit accounts of $1.7 million, or 20%, between periods driven by lower overdraft and non-sufficient funds fees due to elevated deposit balances across our customer base as a result of government-issued stimulus in response to COVID-19.
•A decrease in other income of $986,000, or 24%, between periods as we recognized a $928,000 unrealized gain on another bank stock in 2019. In 2020, the bank stock was redeemed and a realized gain of $38,000 was recognized.

Non-Interest Expense. Non-interest expense for 2020 was $100.0 million, an increase of $4.7 million, or 5%, over 2019. The net increase was driven by:
•An increase in salaries and employee benefits of $3.4 million, or 6%, between periods, primarily due to a 5% increase in wages and related taxes, a 10% increase in health insurance costs, and higher bonus and incentives of $1.3 million, based on annual performance-to-budget.
•An increase in furniture, equipment and data processing costs of $875,000, or 8%, between periods, driven by continued technology and data-related investments made throughout 2020, as well as an increase in online banking costs of $125,000 as the pace of customer migration to electronic banking channels accelerated in 2020 due to COVID-19 and its impact.
•An increase in net occupancy costs of $538,000, or 8%, between periods, driven by an increase in rent and rent-related expenses of $495,000 and an increase in office cleaning costs of $331,000 due to COVID-19, partially offset by lower utility costs of $289,000 as many of our employees worked remotely through much of 2020 due to COVID-19.

For 2020, our ratio of non-interest expense to total revenues was 53.52%, compared to 56.15% for 2019, and, on a non-GAAP basis, our efficiency ratio was 52.56% for 2020, compared to 55.77% for 2019.

Income Tax Expense. Income tax expense for 2020 was $14.9 million, with an effective tax rate of 20.0%, compared to $14.4 million for 2019, with an effective tax rate of 20.1%.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2021 were $220.6 million, compared to $145.8 million at December 31, 2020. The increase in cash and cash equivalents balances of $74.8 million between periods was primarily driven by an increase in deposits of $487 million, or 61%, during 2021, which was likely the result of additional government stimulus programs issued in 2021 in response to COVID-19. We continuously manage and monitor our cash levels to ensure compliance with applicable regulatory requirements, including liquidity and FRB reserve requirements.

In March 2020, the FRB reduced reserve requirement ratios to zero percent, effectively eliminating the cash reserve requirement for all depository institutions.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At December 31, 2021 and 2020, the Company’s investment portfolio generally consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and are carried at fair value or amortized cost, respectively; our FHLBB and FRB common stock is carried at cost; and our mutual funds are trading securities which are carried at fair value. At December 31, 2021 and 2020, total investments were 28% and 23% of total assets, respectively.

At December 31, 2021 and 2020, the Company's investments portfolio totaled $1.5 billion and $1.1 billion, respectively, representing an increase of $390.7 million, or 34%, for the year ended December 31, 2021. The increase was driven primarily by investments in our AFS debt securities portfolio, including:
•Purchase of $758.8 million of debt securities in an effort to deploy excess liquidity that resulted from significant deposit growth over the past year as consumers and businesses received proceeds from various government stimulus programs in response to the COVID-19 pandemic. The weighted-average life of investments purchased during 2021 was 5.8 years, in part driving the increase in the weighted-average life of our debt securities portfolio from 5.1 years at December 31, 2020 to 5.9 years at December 31, 2021.
•Partially offsetting the purchases were (i) paydowns and calls of $321.6 million during 2021 and (ii) a $38.8 million decrease in the fair value of certain securities, based on changes in market interest rates as of December 31, 2021.

Our AFS debt securities portfolio, which comprised 99% of our investment portfolio at December 31, 2021 and 2020, was carried at fair value using level 2 valuation techniques. Refer to Notes 1 and 21 of the consolidated financial statements for further details on the Company's fair value techniques.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government-sponsored agencies. At December 31, 2021 and 2020, these investments represented approximately 90% and 88%, respectively, of the investment portfolio. The majority of the municipal bonds, which represented 8% and 11% of the investment portfolio at December 31, 2021 and 2020, respectively, had a credit rating of “AA” or higher.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2021 and 2020, our investment in FHLBB stock totaled $4.9 million and $6.2 million, respectively, and our investment in FRB stock was $5.4 million.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using level 1 valuation techniques.

Beginning in 2020, upon adoption of CECL, our AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2021 and 2020, we did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for AFS investments as of and for the year ended December 31, 2021.

Beginning in 2020, upon adoption of CECL, each reporting period our HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2021 and 2020, we did not record any allowances or write-down any of our HTM debt securities as of December 31, 2021. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for HTM investments as of and for the year ended December 31, 2021.

The following table sets forth the carrying value of AFS and HTM debt securities along with the percentage distribution as of the dates indicated:

	December 31,
	2021		2020
(Dollars in thousands)	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
Trading Securities (carried at fair value):
Mutual funds	$4,428	—%	$4,161	—%
Total trading securities	4,428	—%	4,161	—%
AFS Debt Investments (carried at fair value):
Obligations of U.S. government-sponsored enterprises	8,344	—%	—	—%
Obligations of states and political subdivisions	117,478	8%	127,120	11%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,000,257	66%	566,618	50%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	358,849	24%	410,454	37%
Subordinated corporate bonds	22,558	1%	11,621	1%
Total AFS debt investments	1,507,486	99%	1,115,813	99%
HTM Debt Investments (carried at amortized cost):
Obligations of states and political subdivisions	1,291	—%	1,297	—%
Total HTM debt investments	1,291	—%	1,297	—%
Other Investments (carried at cost):
FHLBB stock	4,906	—%	6,167	1%
FRB stock	5,374	—%	5,374	—%
Total other investments	10,280	1%	11,541	1%
Total	$1,523,485	100%	$1,132,812	100%

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at December 31, 2021 compared to December 31, 2020 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2021 was 4.8 years, compared to 3.9 years at December 31, 2020. We are currently investing in cash flowing debt securities with average lives in the 3-5 year part of the yield curve with limited extension risk in a rising interest rate environment.

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity and the book value of other investments, for the periods indicated. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay.

					December 31,
					2021	2020
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Amortized Cost	Amortized Cost
Debt investments:
Obligations of U.S. government-sponsored enterprises	$—	$—	$8,585	$—	$8,585	$—
Obligations of states and political subdivisions	716	5,528	60,111	47,022	113,377	120,905
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	2,081	28,774	180,844	792,170	1,003,869	547,396
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	8,310	13,031	47,399	293,041	361,781	399,937
Subordinated corporate bonds	3,002	1,000	18,658	—	22,660	11,533
Total debt investments	$14,109	$48,333	$315,597	$1,132,233	$1,510,272	$1,079,771
Weighted-average yield on debt securities(1)	2.36	2.42%	2.31%	1.56%	1.75%	1.92%
Other investments(2):
Mutual funds (fair value)					$4,428	$4,161
FHLBB stock (cost)					4,906	6,167
FRB stock (cost)					5,374	5,374
Total other investments					$14,708	$15,702
(1) Weighted average is calculated by dividing the book value by the book value times tax yield.
(2)    There is no scheduled maturity date.

Loans

The Company provides loans primarily to customers located within our geographic market area. Its primary markets continue to be in Maine, making up 72% and 73% of our loan portfolio as of December 31, 2021 and 2020, respectively. Massachusetts and New Hampshire are our second and third largest markets, making up 14% and 9%, respectively, of our total loan portfolio as of December 31, 2021, compared to 13% and 8%, respectively, as of December 31, 2020. As of December 31, 2021, our distribution channels include 57 branches within Maine; one residential mortgage lending office in Braintree, Massachusetts; two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester; and an online residential mortgage and small commercial digital loan platform.

The most significant industry concentration within our loan portfolio at December 31, 2021 and 2020 was the non-residential building operators industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings). At December 31, 2021 and 2020, the non-residential building operators' industry concentration was 32% of our total commercial real estate portfolio and 14% of total loans, respectively. At December 31, 2021, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The following table sets forth the composition of our loan portfolio at the dates indicated:

	December 31,
(Dollars in thousands)	2021		2020
Commercial real estate - non-owner-occupied	$1,178,185	34%	$1,097,975	34%
Commercial real estate - owner-occupied	317,275	9%	271,495	8%
Commercial	363,695	11%	381,494	12%
SBA PPP	35,953	1%	135,095	4%
Residential real estate	1,306,447	38%	1,054,798	33%
Consumer and home equity	229,919	7%	278,965	9%
Total loans	$3,431,474	100%	$3,219,822	100%
Loan portfolio mix:
Commercial	1,895,108	55%	1,886,059	59%
Retail	1,536,366	45%	1,333,763	41%

Commercial Real Estate - Non-Owner-Occupied.  Non-owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed.

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

For the year ended 2021, we originated a record $1.1 billion of residential mortgage loans, an increase of 5% over 2020. In 2021, we sold 44% of our residential mortgage production to secondary market investors, compared to 61% for 2020. The historically low interest rate environment in 2020 carried into 2021 and drove strong purchase and refinance activity. Refinance activity was 47% of our residential mortgage originations for the year ended 2021, compared to 55% for 2020.

As part of our overall asset/liability management strategy, we sell residential mortgages we originate to secondary market participants to manage our interest rate risk position and generate non-interest income. Factors we consider in determining which loans to sell, include, but are not limited to, current and future outlook of the interest rate environment; loan terms, including loan size, interest rate, fixed or variable and maturity date; and estimated prepayment speed.

Consumer and Home Equity. Consumer and home equity loans are originated for a wide variety of purposes designed to meet the needs of our customers. Consumer loans include overdraft protection, automobile, boat, recreational vehicle, and mobile home loans, home equity loans and lines, and secured and unsecured personal loans.

At December 31, 2021 and 2020, 27% and 35% of the consumer loan portfolio was unsecured, respectively, and 47% of the home equity portfolio was secured by junior lien positions as of each date.

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 3 and Note 8 of the consolidated financial statements provide related party lending and deposit information, respectively. We have not entered into significant non-lending related party transactions.

Asset Quality

Asset quality continues to be of the upmost importance to the Company, and continues to be of great focus in light of COVID-19 and its impact on our markets and economies. Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:
•The Credit Risk and Special Assets team and the Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Compliance, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Compliance, and Commercial and Retail Banking. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.
•The Directors' Credit Committee of the Board of Directors reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels.
•The Audit Committee of the Board of Directors has approval authority and oversight responsibility for the ACL adequacy and methodology.

In response to the COVID-19 pandemic, we worked directly with businesses and consumers through 2020 to provide temporary debt relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. For loans that received temporary debt relief, we provided such relief under the guidance of the CARES Act and bank regulatory guidance that enabled such qualifying loans to be exempted from assessment under TDR accounting guidance. All loans granted temporary debt relief met the TDR exemption criteria under authoritative guidance, i.e., all such loans were current with terms of payment at the time of relief, and therefore were not individually assessed, designated or accounted for as TDRs. In addition, those loans that were granted temporary debt relief were not automatically downgraded into lower credit risk ratings. At December 31, 2020, the payment status of these loans operating under a temporary payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower. In late-December 2020, another stimulus package (i.e. Consolidated Appropriations Act of 2021) was signed into law to provide additional COVID-19 relief for businesses and consumers under similar terms as those issued under the CARES Act, and, again, enabled the Company to provide temporary debt relief to borrowers impacted by COVID-19. The Consolidated Appropriations Act of 2021 expired on December 31, 2021 and the Company is no longer exempt from TDR accounting for COVID-19 hardships under the terms of the authoritative guidance.

As of December 31, 2021, the Company had no loans operating under a short-term deferral arrangement granted due to a COVID-19-related hardship, whereas at December 31, 2020, the amortized cost of loans operating under this program was $26.5 million, or 0.8% of loans. At this time, any additional temporary debt relief will be made on a case-by-case basis.

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the composition and amount of our non-performing loans as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans:
Commercial real estate - non-owner-occupied	$51	$366
Commercial real estate - owner-occupied	133	146
Commercial	829	1,607
SBA PPP	—	—
Residential real estate	2,107	3,477
Consumer and home equity	1,207	2,000
Total non-accrual loans	4,327	7,596
Accruing loans past due 90 days	—	—
Accruing TDRs (not included above)	2,392	2,818
Total non-performing loans	6,719	10,414
Other real estate owned	165	236
Total non-performing assets	$6,884	$10,650
Total loans, excluding loans held for sale	$3,431,474	3,219,822
Total assets	$5,500,356	$4,898,745
ACL on loans	$33,256	$37,865
ACL on loans to non-accrual loans	768.57%	498.49%
Non-accrual loans to total loans	7.19%	7.44%
Non-accrual loans to total loans	0.13%	0.24%
Non-performing loans to total loans	0.20%	0.32%
Non-performing assets to total assets	0.13%	0.22%

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

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms (i.e., “foregone interest income”) and the interest income recognized on non-performing loans and performing TDRs for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Foregone interest income	$256	$335	$420
Interest income recognized on non-performing loans and performing TDRs	90	128	162

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to the financial condition of the borrowers or changes in collateral values, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2021, potential problem loans totaled $162,000.

Past Due Loans.  Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020
Loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$—	$50
Commercial real estate - owner-occupied	47	—
Commercial	552	430
SBA PPP	—	—
Residential real estate	400	2,297
Consumer and home equity	509	440
Total loans 30-89 days past due	$1,508	$3,217
Total loans	3,431,474	3,219,822
Loans 30-89 days past due to total loans	0.04%	0.10%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
	(CECL)	(CECL)	(Incurred Loss)
ACL on loans, beginning of period	$37,865	$25,171	$24,712
Impact of CECL adoption(1)	—	233	—
(Credit) provision for loan losses	(3,817)	13,215	2,862
Net charge-offs (recoveries)(2):
Commercial real estate	(9)	(17)	251
Commercial	579	558	1,013
SBA PPP	—	—	—
Residential real estate	(15)	(171)	446
Consumer and home equity	237	384	693
Total net charge-offs (recoveries)	792	754	2,403
ACL on loans, end of the period	$33,256	$37,865	$25,171
Components of ACL:
ACL on loans	$33,256	$37,865	$25,171
ACL on off-balance sheet credit exposures	3,195	2,568	21
ACL, end of period	$36,451	$40,433	$25,192
Total loans, excluding loans held for sale	$3,431,474	$3,219,822	$3,095,023
Average loans	$3,299,313	$3,271,378	$3,090,221
Net charge-offs to average loans	0.02%	0.02%	0.08%
Provision for loan losses to average loans	(0.12)%	0.40%	0.09%
ACL on loans to total loans	0.97%	1.18%	0.81%
(1)    Effective January 1, 2020, the Company adopted ASU 2016-13, commonly referred to as “CECL.” Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further details.
(2)    Additional information related to (credit) provision for loan losses and net (charge-offs) recoveries is presented in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2021:
Commercial real estate	$—	$9	$(9)	$1,412,884	—%
Commercial	799	220	579	361,256	0.16%
SBA PPP	—	—	—	118,414	—%
Residential real estate	92	107	(15)	1,156,698	—%
Consumer and home equity	273	36	237	250,061	0.09%
Total	$1,164	$372	$792	$3,299,313	0.02%
2020:
Commercial real estate	$103	$120	$(17)	$1,310,160	—%
Commercial	1,130	572	558	417,160	0.13%
SBA PPP	—	—	—	146,918	—%
Residential real estate	121	292	(171)	1,085,064	(0.02)%
Consumer and home equity	484	100	384	312,076	0.12%
Total	$1,838	$1,084	$754	$3,271,378	0.02%
2019:
Commercial real estate	$300	$49	$251	$1,260,412	0.02%
Commercial	1,238	225	1,013	437,372	0.23%
Residential real estate	462	16	446	1,045,668	0.04%
Consumer and home equity	713	20	693	346,769	0.20%
Total	$2,713	$310	$2,403	$3,090,221	0.08%
(3)    Effective January 1, 2020, the Company adopted ASU 2016-13, commonly referred to as “CECL.” Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further details.

The following table sets forth information concerning the allocation of the ACL on loans by loan categories at the dates indicated:

	December 31,
	2021		2020
(Dollars in thousands)	ACL on Loans	Percent of Loans in Each Category to Total Loans	ACL on Loans	Percent of Loans in Each Category to Total Loans
Commercial real estate - non-owner-occupied	$18,834	34%	$21,778	34%
Commercial real estate - owner-occupied	2,539	9%	2,832	8%
Commercial	4,183	11%	6,703	12%
SBA PPP	19	1%	69	4%
Residential real estate	6,133	38%	3,474	33%
Consumer and home equity	1,548	7%	3,009	9%
Total	$33,256	100%	$37,865	100%

There was no ACL on AFS or HTM debt securities as of December 31, 2021 or 2020.

Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further details of our CECL model macroeconomic factors (i.e. loss drivers), and refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ACL, as well as factors driving the change in the ACL on loans at December 31, 2021 compared to December 31, 2020.

Goodwill and Core Deposit Intangible Assets

Upon completion of an acquisition the Company will likely generate goodwill and other intangible assets. Goodwill represents the price paid in excess of the fair value of acquired assets and liabilities. Through the acquisition of other financial institutions, core deposit intangible assets are recognized at the estimated fair value of the acquired non-maturity deposit customer relationships. Goodwill is reviewed for impairment as of November 30th annually, or more frequently as needed, and core deposit intangible assets are reviewed when a triggering event suggests such is necessary.

At December 31, 2021 and 2020, goodwill totaled $94.7 million. Through our annual impairment analysis performed as of November 30th each year, we determined goodwill was not impaired. Refer to “—Critical Accounting Policies” and Note 4 of the consolidated financial statements for further details of the testing performed.

At December 31, 2021 and 2020, core deposit intangible assets totaled $2.2 million and $2.8 million, respectively, and related amortization was $655,000, $682,000, and $705,000 for the years ended 2021, 2020 and 2019, respectively. There were no indications of potential risk of impairment of core deposit intangible assets for any of the aforementioned years.

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $97.2 million and $94.9 million at December 31, 2021 and 2020, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies or in separate account products, 94% of our balances are with insurance carriers that had an A.M. Best rating of “B++” or better at December 31, 2021.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our geographic market area. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System (“CDARS”). Total deposits at December 31, 2021 were $4.6 billion, which included brokered deposits of $208.5 million. Total deposits at December 31, 2021 increased $603.6 million, or 15%, over December 31, 2020. The increase was primarily within core deposits (non-GAAP), which grew $726.8 million, or 22%, over this period, primarily due to additional government stimulus and programs provided to our depositors in response to the COVID-19 pandemic. Over the same period, CDs decreased $48 million, or 13%, as we continued to actively manage non-relationship deposits in an effort to lower our cost of funds.

At December 31, 2021, the Company had no customer relationships that exceeded 10% of total deposits.

Average Deposits. The following table presents the average deposits and average interest rate paid for the periods indicated:

	For the Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance(1)	Average Rate Paid	Average Balance(1)	Average Rate Paid	Average Balance(1)	Average Rate Paid
Deposits:
Non-interest checking	$1,083,357	—%	$684,539	—%	$519,078	—%
Interest checking	1,297,695	0.19%	1,289,501	0.35%	1,123,268	0.93%
Savings	675,533	0.04%	536,014	0.06%	476,860	0.08%
Money market	706,474	0.29%	701,640	0.50%	607,383	1.24%
Core deposits (non-GAAP)	3,763,059	0.13%	3,211,694	0.26%	2,726,589	0.67%
CDs	333,352	0.53%	454,750	1.27%	506,971	1.57%
Total deposits	4,096,411	0.16%	3,666,444	0.38%	3,233,560	0.81%
Brokered deposits	282,399	0.45%	242,951	0.60%	316,475	2.42%
Total deposits, including brokered deposits	$4,378,810	0.18%	$3,909,395	0.40%	$3,550,035	0.96%
(1)    Reported average balances are calculated on a daily basis.

Uninsured Deposits. Total deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2021 and 2020, were $1.3 billion and $1.4 billion, respectively. The Company has pledged assets as collateral covering certain deposits in the amount of $347.0 million and $322.0 million at December 31, 2021 and 2020, respectively.

The portion of time deposits that exceed the FDIC deposit insurance limit of $250,000, by time remaining until maturity, at December 31, 2021 was $61.4 million. At December 31, 2021, the Company does not have time deposits that are otherwise uninsured.

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances, customer and wholesale repurchase agreements, and subordinated debentures. We proactively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. As part of our liquidity management, we use internal designations of “short-term” and “long-term” borrowings, and manage our borrowings within each designation:
•Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances with maturity within one year of origination, and customer repurchase agreements.
•Long-term borrowings may include, but are not limited to, FHLBB advances with maturity greater than one year, wholesale repurchase agreements, and subordinated debentures.

At December 31, 2021, short-term borrowings were $211.6 million, representing an increase of $49.2 million, or 30%, since December 31, 2020. The increase in short-term borrowings was due to our deposit growth during 2020.

At December 31, 2021, long-term borrowings, including subordinated debentures, totaled $44.3 million, a decrease of $15 million, or 25%, since December 31, 2020. In 2020, we entered into a new long-term borrowing contract with the FHLBB for $25.0 million that matures in 2025, and in February 2021 we terminated this borrowing contract given excess liquidity levels and incurred a one-time prepayment penalty of $514,000.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2021	2020	2019
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$—	$—	$5,825
Average daily balance outstanding	297	7,545	15,282
Maximum balance outstanding at any month end	—	10,725	91,200
Weighted average interest rate for the year	0.40%	1.37%	2.20%
Weighted average interest rate at end of year	—%	—%	1.85%
FHLBB advances (less than one year):
Balance outstanding at end of year	$—	$—	$25,000
Average daily balance outstanding	—	27,381	3,850
Maximum balance outstanding at any month end	—	50,000	25,000
Weighted average interest rate for the year	—%	0.59%	1.85%
Weighted average interest rate at end of year	—%	—%	1.77%
Customer repurchase agreements:
Balance outstanding at end of year	$211,608	$162,439	$237,984
Average daily balance outstanding	185,246	205,890	241,899
Maximum balance outstanding at any month end	217,320	265,997	273,454
Weighted average interest rate for the year	0.31%	0.64%	1.25%
Weighted average interest rate at end of year	0.25%	0.34%	1.21%

Long-Term Borrowings. As of December 31, 2021 and 2020, the Company had $0 and $25.0 million of long-term borrowings. In light of the Company's liquidity position due to strong deposit growth during 2020 and 2021, in the first quarter of 2021, we terminated a $25.0 million long-term borrowing contract with the FHLBB under which advances had an interest rate of 0.98%, and incurred a one-time prepayment penalty of $514,000.

Subordinated Debentures. In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and have outstanding at December 31, 2021 and 2020, junior subordinated debentures totaling $44.3 million.

As of December 31, 2021, the Company had no subordinated debentures outstanding. On April 16, 2021, we exercised our call option on the $15.0 million of subordinated debentures that was outstanding at December 31, 2021, at par plus accrued interest.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.4 billion and $1.3 billion at December 31, 2021 and 2020, respectively. The carrying value of securities pledged as collateral at the FHLBB was $26,000 and $38,000 at December 31, 2021 and 2020, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2021 was $541.3 million, which was an increase of $12 million, or 2%, since December 31, 2020. The increase was primarily driven by normal operating activities, including net income of $69.0 for the year ended 2021, net of: (1) a decrease in the fair value of the Company's AFS debt securities of $27.0, net of tax; (2) dividends declared of $22.1 million for the year ended 2021; and (3) repurchase of 217,931 shares of the Company's common stock for a total cost of $10.1 million

At December 31, 2021 and 2020, the Company and the Bank exceeded all regulatory capital guidelines, and, specifically, the Bank met the capital ratios necessary to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or the Bank's capital that occurred subsequent to December 31, 2021 that would change the Company or Bank's regulatory capital categorization.

In January 2022, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2021. This program replaces the 2021 program, which expired upon the announcement of the new program, and will continue until the earlier of: (1) authorized number of shares are repurchased, (2) the Company's Board of Directors terminates the program, or (3) January 3, 2023 (12 months from the announcement of the new program). Purchases under the new program may be made at the Company's discretion from time to time in the open market, through block trades or otherwise, and in privately negotiated transactions, subject to market conditions and other factors, and in accordance with applicable legal and regulatory requirements.

Refer to “—Capital Resources” and Note 14 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the periods indicated:

	As of and For the Year Ended December 31,
	2021	2020	2019
Financial Ratios
Average equity to average assets	10.33%	10.39%	10.43%
Common equity ratio	9.84%	10.81%	10.69%
Tangible common equity ratio (non-GAAP)	8.22%	8.99%	8.66%
Dividend payout ratio	32.03%	33.33%	33.24%
Per Share Data
Book value per share	$36.72	$35.50	$31.26
Tangible book value per share (non-GAAP)	$30.15	$28.96	$24.77
Dividends declared per share	$1.48	$1.32	$1.23

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2021 and 2020, the Company's liquidity level exceeded its target. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

We believe that our level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. For 2021, total deposits, including brokered deposits, were $4.6 billion, an increase of 15% over December 31, 2020. Total deposit growth during 2021 was driven by core deposits (non-GAAP) growth of $726.8 million, or 22%, which excludes CDs and brokered deposits. Included within money market deposits for 2021 and 2020 were $63.9 million and $59.8 million, respectively, of deposits from Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs as of December 31, 2021:

(In thousands)	CDs
1 year or less	$168,558
> 1 year	141,090
Total	$309,648
Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are with the FHLBB and customer repurchase agreements, but may also include alternative sources such as various forms of subordinated debentures. For the year ended 2021, total borrowings increased $9.2 million, or 4%, to $255.9 million compared to the same period last year. Our practice is to secure borrowings from the FHLBB with qualified commercial and residential real estate loans, home equity loans and certain investment securities. At December 31, 2021, total borrowing capacity was $775.4 million. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we also have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $54.7 million as of December 31, 2021. Additionally, the Company also has a $10.0 million line of credit with a correspondent bank that matures on December 16, 2022. We also believe that we have additional untapped access to the brokered deposit market and wholesale reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of December 31, 2021:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$—	$211,608	$—	$211,608
> 1 year	—	—	44,331	44,331
Total	$—	$211,608	$44,331	$255,939

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of December 31, 2021, book value of $1.4 billion of qualifying loans were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	December 31, 2021
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$39,068	$100,967	$441,139	$2,724	$583,898	17%
Commercial	4,759	124,688	83,706	627	213,780	6%
Residential real estate	204	9,000	170,618	915,409	1,095,231	32%
Consumer and home equity	1,140	13,758	24,962	158,280	198,140	6%
Total fixed rate	45,171	248,413	720,425	1,077,040	2,091,049	61%
Variable Rate:
Commercial real estate(2)	32,509	170,568	462,864	245,622	911,563	27%
Commercial	42,630	75,310	51,946	15,981	185,867	5%
Residential real estate	39	1,038	37,650	172,489	211,216	6%
Consumer and home equity	392	4,799	10,150	16,438	31,779	1%
Total variable rate	75,570	251,715	562,610	450,530	1,340,425	39%
Total loans	$120,741	$500,128	$1,283,035	$1,527,570	$3,431,474	100%
(1) Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less
(2)    Commercial real estate loans includes non-owner-occupied and owner-occupied properties.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential mortgage loans to the secondary market. For the year ended 2021, we sold 44% of our $1.1 billion of residential mortgage loan originations to the secondary market.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. As of December 31, 2021 and 2020, the Company's MBS and CMO debt securities portfolio totaled 90% and 87%, respectively, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. As of December 31, 2021, $867.4 million of our AFS debt securities, or 57.5%, was designated as AFS and not pledged as collateral.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of December 31, 2021:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$254,775
> 1 year	1,255,585
Total	$1,510,360
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. Through the Company's normal course of business it generates cash flows from earnings and, while not contractual, it has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the year ended 2021, the Company reported $69.0 million of net income, paid cash dividends of $21.1 million to shareholders and repurchased shares of its common stock for $10.1 million.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At December 31, 2021, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
(In thousands)		1 Year or Less	> 1 Year
Operating leases	$14,034	$1,354	$12,680
Finance leases	7,431	309	7,122
Other contractual obligations	2,079	2,079	—
Total	$23,544	$3,742	$19,802

The Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition. Please refer to Notes 1 and 6 of the consolidated financial statements for discussion and details of our leases.

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Many of the commitments will expire without being drawn upon, and thus, the total amount does not necessarily represent future cash requirements. Refer to Note 11 of the consolidated financial statements for additional details.

We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. These contracts with our various counterparties may subject the Company to various cash flow requirements, which may include posting of cash as collateral (or other assets) for arrangements that the Company is in a liability position (i.e. “underwater”). Refer to Note 12 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $541.3 million and $529.3 million at December 31, 2021 and December 31, 2020, respectively, which amounted to 10% of total assets. Refer to “— Financial Condition — Shareholders' Equity” for discussion regarding changes in shareholders' equity since December 31, 2020.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $22.1 million, or $1.48 per share, $19.8 million, or $1.32 per share, and $18.9 million, or $1.23 per share, for the year ended December 31, 2021, 2020 and 2019, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the year ended December 31, 2021, 2020, and 2019, the Bank declared dividends payable to the Company in the amount of $41.7 million, $39.4 million, and $36.9 million, respectively. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's retained net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 14 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2021 and 2020, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as “well capitalized” under prompt corrective action provisions.

RISK MANAGEMENT

The Company’s Board of Directors and management have identified significant risk categories which affect the Company. The risk categories include: credit; liquidity; market; interest rate; capital; operational and technology, including cybersecurity; vendor and third party; people and compensation; compliance and legal; and strategic alignment and reputation. The Board of Directors has approved an Enterprise Risk Management (“ERM”) Policy that addresses each category of risk. The direct oversight and responsibility for the Company's risk management program has been delegated to the Company's Executive Vice President, Enterprise Risk Management and Chief Risk Officer, who is a member of the Executive Committee and reports directly to the Chief Executive Officer.

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group in 2020 to develop and oversee the Company’s response. The Pandemic Work Group has: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions, such as stay-at-home orders, masking mandates and others, so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) oversaw the roll out of and continue to monitor the SBA PPP loan program and temporary loan relief programs; (vi) developed our branch network plan, including determination of which of our branches were to close in order to best allocate resources; (vii) developed a plan for, and oversaw the re-opening of our branches in June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers; and (viii) completed and implemented the Company's “return-to-office” strategy during the third quarter of 2021, which included certain employees returning to the office full-time, others through a hybrid model (i.e., work from home part-time and from one of the Company's physical locations part-time), and others working remotely full-time. The Company's Executive Committee continues to monitor this strategy and will continue to re-evaluate in 2022.

The Pandemic Work Group continues to oversee areas of the Company’s response such as employee practices and assessment of employee availability, safety and workload. Members of the Pandemic Work Group include the Company’s executive team and members of senior management. The Pandemic Work Group, through the Company's executive team, regularly reports to the Board of Directors to assist with its ongoing oversight of the Company’s response to COVID-19 and management of all areas of risks the Company faces, which have been affected by the COVID-19 pandemic.

The Company is, and may become, subject to other risks. Refer to Item 1A. Risk Factors for further description of the Company's material risks.

Credit Risk. Credit risk is the current and prospective risk to earnings or capital arising from an obligor's failure to meet the terms of any contract with the Company or otherwise to perform as agreed. It is found in all activities in which success depends on counterparty, issuer or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements, whether reflected on or off the Company's balance sheet. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding credit risk and the credit quality of the Company’s loan portfolio, refer to “—Financial Condition—Asset Quality” and Note 3 of the consolidated financial statements.

Liquidity Risk. Liquidity risk is the current and prospective risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. For further discussion regarding the Company's management of liquidity risk, refer to “—Liquidity” section.

Market Risk. Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the Bank’s Board of Directors that are reviewed and approved annually. The Board ALCO delegates responsibility for carrying out the asset/liability management policies to Management ALCO. In this capacity, Management ALCO develops guidelines and strategies impacting our asset/liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Board ALCO meets on a quarterly basis to review strategies, policies, economic conditions and various activities as part of the management of these risks.

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. At December 31, 2021, client assets under management by Camden National Wealth Management were $1.1 billion. It is estimated that a 1% increase or decrease in client assets under management would have resulted in an annualized increase or decrease in reported 2021 income from fiduciary services of $72,000.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of December 31, 2021 and 2020 as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of December 31, 2021, 2020 and 2019, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2021	2020	2019
Year 1
+200 basis points	1.52%	1.52%	(0.59)%
-100 basis points	(0.67)%	(0.67)%	(0.44)%
Year 2
+200 basis points	7.72%	7.72%	3.96%
-100 basis points	(7.78)%	(7.78)%	(5.55)%

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

If rates remain at or near current levels, net interest income is projected to trend downward (assuming no balance sheet growth) as asset yields replace into lower assumed rates with limited opportunity for funding cost reductions. If rates decrease 100 basis points, net interest income is projected to decrease as loans reprice into lower yields and funding costs have limited capacity for reduction in the first year. In the second year, net interest income is projected to continue to decrease as loan and investment cash flow reprice into lower yields as prepayments increase while reduction in the cost of funds remains limited. If rates increase 200 basis points, net interest income is projected to increase in the first year due to the repricing of assets outpacing funding cost increases. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and the cost of funds lags.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2021, we had interest rate swap agreements with a total notional of $43.0 million related to our junior subordinated debentures, $100.0 million of notional interest swap agreements on variable rate loans to mitigate exposure to falling interest rates, $50.0 million of notional interest rate swap agreements on variable rate deposits to mitigate exposure to rising rates, $50.0 million of notional interest rate swap agreements on short term funding to mitigate exposure to rising rates, and $345.5 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies.

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. The Company will continue to assess the use of alternative rates, including SOFR, and expects to transition to alternative rates as the markets and best practices further develop. Refer to Note 1 of the consolidated financial statements.

Capital Risk. Capital risk is the risk that an investor may lose all or part of the principal amount invested. The Company faces this risk as it manages its balance sheet and has investments or loans that may lose all or part of the principal amount the Company has invested, which can have an impact on shareholders' equity. The Company also faces capital risk in that the entity may lose value on components of its shareholders' equity. The regulatory environment mandates the Company and Bank maintain certain levels of capital. These capital levels can change based upon regulatory changes, which can then impact what the Company is able to accomplish from a strategic perspective. For further discussion regarding capital risk and management of this risk, refer to “—Capital Resources” and Note 14 of the consolidated financial statements.

Operational Risk. Operational risk is the current and prospective risk to earnings and capital arising from fraud, error and the inability to deliver products or services, maintain a competitive position and manage information. Risk is inherent in efforts to gain strategic advantage and in the failure to keep pace with changes in the financial services marketplace. Operational risk is evident in each product and service offered by the Company and encompasses product development and delivery, transaction processing, systems development, change management, complexity of products and services, human resource elements and the internal control environment. The risk that transactions may not be processed on time or correctly can have significant impact on the Bank’s reputation, which can result in compliance violations and fines, and/or other financial risks.

The Company manages operational risk through a series of internal programs, as well as through the assistance of third parties. These programs include various internal and external audit programs, internal committees to oversee compliance with programs and remedial actions, if necessary, and various documented policies, procedures and framework for addressing such risks.

Technology Risk, including Cybersecurity. Technology Risk is the risk of financial loss, disruption or damage to the reputation of an organization resulting from the failure of its information technology systems, weak computing infrastructure, or a breach of information technology systems. Technology and cybersecurity risk could materialize in a variety of ways, such as unpatched or vulnerable computing systems, deliberate and unauthorized breaches of security to gain access to information systems, unintentional or accidental breaches of security, operational information technology risks due to factors such as poor system integrity, weak computing infrastructure and/or a weak Cybersecurity protection program.

Poorly managed technology and cybersecurity risk can leave an institution exposed to a variety of cyber crimes, with consequences ranging from data disruption to economic destitution. Reputation risk due to a technology and/or cybersecurity event can be significant to overcome depending on the severity of the event.

The Company manages technology and cybersecurity risks through its internal programs, as well as through the assistance of third parties. These programs include various internal and external audit programs, internal committees to oversee compliance with programs and remedial actions, if necessary, and various documented policies, procedures and framework for addressing such risks. Additionally, the Board actively oversees risks related to cybersecurity through various committees that are responsible for developing a comprehensive technology plan and monitoring and testing the Company's information security. The Company has also developed a Cybersecurity Incident Response Team (“CSIRT”) that is responsible for monitoring, detecting, responding to and reporting cybersecurity incidents. The CSIRT uses a variety of monitoring and testing techniques to protect the integrity of the Company's systems and the security of confidential information.

Vendor and Third Party Risk. Vendor and third party risk represents the risk related to outsourced activities and in certain situations includes reliance on vendors to deliver services on our behalf. The Company has many service partners and an increasing reliance on outsourced services, which places greater risk on the Company through these many partners. These relationships are controlled by contracts and service level agreements, but represent increasing risk to the Company.

The Company manages vendor and third party risk through its vendor management program, which includes robust due diligence and risk assessment prior to engaging a new vendor, annual review of certain vendors dependent on the services provided by the vendor and the risk the vendor may present to the Company through our reliance on its services.

People and Compensation Risk. People and compensation risk includes: (1) the risk of employee dishonesty, incompetence or error; (2) the risk of not having individuals with adequate training and experience to properly discharge their responsibilities; (3) the risk of not having sufficient depth of personnel to provide back up for critical functions; (4) the risk of lawsuit by employees alleging improper actions by or on behalf of the Company; (5) succession planning; and (6) compensation risk, which includes having compensation plans that effectively allow the Company to hire and keep the right talent, and properly designed compensation and incentive programs to promote ethical behavior and assure that excessive risk is not encouraged.

The Company manages people and compensation risk through annual risk assessments of various compensation and incentive plans, oversight by the Compensation Committee of the Board of Directors, the use of third party compensation consultants, and various insurance programs.

Compliance and Legal Risk. Compliance and legal risk is the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. This risk exposes the Company to fines, civil money penalties, payment of damages, and the voiding of contracts. Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential, and an inability to enforce contracts. Legal risk exists in generally all activity of the Company where there is any possibility that the Company will become subject to liability for improper actions.

The Company manages compliance and legal risk through various internal and external audit programs, use of third parties for consulting and legal support, ongoing compliance risk assessments, the ERM Committee and various insurance programs.

Strategic Alignment Risk. Strategic alignment risk is the current and prospective impact on earnings or capital arising from adverse business decisions, improper implementation of decisions, or lack of responsiveness to industry changes. This risk is a function of the compatibility of the Company's strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

Reputation Risk. Reputation risk is the current and prospective impact on earnings and capital arising from negative public opinion. The reputation of financial services companies can be based on brand and trust, and the loss of brand or trust can negatively impact the Company's operations and financial results. Reputation risk exposure is present throughout the organization and our interactions with our various stakeholders, including, but not limited to, our customers, communities and investors.

The Company manages its strategic alignment and reputation risk through various internal policies and programs, including, but not limited to, the Company's core values, code of ethics policy, financial code of ethics policy, Audit Committee complaint policy, employee handbook, and other policies and programs, as well as through strategic planning and oversight by the Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

See “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 7A is included in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2021	2020
ASSETS
Cash and due from banks	$38,902	$49,524
Interest-bearing deposits in other banks (including restricted cash)	181,723	96,250
Total cash, cash equivalents and restricted cash	220,625	145,774
Investments:
Trading securities	4,428	4,161
Available-for-sale securities, at fair value (amortized cost of $1,508,981 and $1,078,474, respectively)	1,507,486	1,115,813
Held-to-maturity securities, at amortized cost (fair value of $1,380 and $1,411, respectively)	1,291	1,297
Other investments	10,280	11,541
Total investments	1,523,485	1,132,812
Loans held for sale, at fair value (book value of $5,786 and $40,499, respectively)	5,815	41,557
Loans	3,431,474	3,219,822
Less: allowance for credit losses on loans	(33,256)	(37,865)
Net loans	3,398,218	3,181,957
Goodwill	94,697	94,697
Core deposit intangible assets	2,188	2,843
Bank-owned life insurance	97,241	94,877
Premises and equipment, net	37,775	39,884
Deferred tax assets	19,210	11,956
Other assets	101,102	152,388
Total assets	$5,500,356	$4,898,745
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,279,565	$792,550
Interest checking	1,351,736	1,288,575
Savings and money market	1,459,472	1,282,886
Certificates of deposit	309,648	357,666
Brokered deposits	208,468	283,567
Total deposits	4,608,889	4,005,244
Short-term borrowings	211,608	162,439
Long-term borrowings	—	25,000
Subordinated debentures	44,331	59,331
Accrued interest and other liabilities	94,234	117,417
Total liabilities	4,959,062	4,369,431
Commitments and contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,739,956 and 14,909,097 on December 31, 2021 and 2020, respectively	123,111	131,072
Retained earnings	424,412	377,502
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities, net of tax	(1,173)	29,310
Net unrealized loss on cash flow hedging derivative instruments, net of tax	(1,779)	(4,626)
Net unrecognized loss on postretirement plans, net of tax	(3,277)	(3,944)
Total accumulated other comprehensive (loss) income	(6,229)	20,740
Total shareholders’ equity	541,294	529,314
Total liabilities and shareholders’ equity	$5,500,356	$4,898,745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2021	2020	2019
Interest Income
Interest and fees on loans	$125,437	$134,000	$143,399
Taxable interest on investments	18,869	18,399	19,509
Nontaxable interest on investments	3,001	3,253	2,701
Dividend income	412	655	722
Other interest income	765	893	2,187
Total interest income	148,484	157,200	168,518
Interest Expense
Interest on deposits	7,920	15,544	34,001
Interest on borrowings	605	1,837	3,621
Interest on subordinated debentures	2,523	3,512	3,266
Total interest expense	11,048	20,893	40,888
Net interest income	137,436	136,307	127,630
(Credit) provision for credit losses	(3,190)	12,418	2,861
Net interest income after (credit) provision for credit losses	140,626	123,889	124,769
Non-Interest Income
Mortgage banking income, net	13,704	18,487	7,837
Debit card income	13,105	10,420	9,701
Service charges on deposit accounts	6,626	6,697	8,393
Income from fiduciary services	6,516	6,115	5,901
Brokerage and insurance commissions	3,913	2,832	2,625
Bank-owned life insurance	2,364	2,533	2,425
Customer loan swap fees	—	222	1,166
Net loss on sale of securities	—	—	(105)
Other income	3,507	3,184	4,170
Total non-interest income	49,735	50,490	42,113
Non-Interest Expense
Salaries and employee benefits	61,007	57,938	54,489
Furniture, equipment and data processing	12,247	11,756	10,881
Net occupancy costs	7,532	7,585	7,047
Debit card expense	4,313	3,753	3,613
Consulting and professional fees	3,691	3,833	3,706
Regulatory assessments	2,074	1,450	1,261
Amortization of core deposit intangible assets	655	682	705
Other real estate owned and collection (recoveries) costs, net	(101)	382	480
Other expenses	12,302	12,604	13,121
Total non-interest expense	103,720	99,983	95,303
Income before income tax expense	86,641	74,396	71,579
Income Tax Expense	17,627	14,910	14,376
Net income	$69,014	$59,486	$57,203
Per Share Data
Basic earnings per share	$4.62	$3.96	$3.70
Diluted earnings per share	$4.60	$3.95	$3.69
Weighted average number of common shares outstanding	14,903,855	14,985,235	15,407,289
Diluted weighted average number of common shares outstanding	14,971,578	15,023,767	15,453,022
Cash dividends declared per share	$1.48	$1.32	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$69,014	$59,486	$57,203
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on available-for-sale debt securities, net of tax	(30,483)	26,060	21,076
Net change in unrealized gain (loss) on cash flow hedging derivatives, net of tax	2,847	1,422	(1,611)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	667	(474)	(1,313)
Other comprehensive (loss) income	(26,969)	27,008	18,152
Comprehensive income	$42,045	$86,494	$75,355

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2018	15,591,914	$158,215	$302,030	$(24,420)	$435,825
Cumulative-effect adjustment—ASU 2016-02 (Note 1)	—	—	254	—	254
Net income	—	—	57,203	—	57,203
Other comprehensive income, net of tax	—	—	—	18,152	18,152
Stock-based compensation expense	—	1,885	—	—	1,885
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	40,857	(202)	—	—	(202)
Common stock repurchased	(488,052)	(20,795)	—	—	(20,795)
Cash dividends declared ($1.23 per share)	—	—	(18,907)	—	(18,907)
Balance at December 31, 2019	15,144,719	139,103	340,580	(6,268)	473,415
Cumulative-effect adjustment— ASU 2016-13 (Note 1)	—	—	(2,809)	—	(2,809)
Net income	—	—	59,486	—	59,486
Other comprehensive income, net of tax	—	—	—	27,008	27,008
Stock-based compensation expense	—	1,785	—	—	1,785
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	38,732	(116)	—	—	(116)
Common stock repurchased	(274,354)	(9,700)	—	—	(9,700)
Cash dividends declared ($1.32 per share)	—	—	(19,755)	—	(19,755)
Balance at December 31, 2020	14,909,097	131,072	377,502	20,740	529,314
Net income	—	—	69,014	—	69,014
Other comprehensive loss, net of tax	—	—	—	(26,969)	(26,969)
Stock-based compensation expense	—	2,381	—	—	2,381
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	48,790	(263)	—	—	(263)
Common stock repurchased	(217,931)	(10,079)	—	—	(10,079)
Cash dividends declared ($1.48 per share)	—	—	(22,104)	—	(22,104)
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income	$69,014	$59,486	$57,203
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(436,740)	(654,097)	(282,443)
Proceeds from the sale of mortgage loans	484,718	640,841	281,207
Gain on sale of mortgage loans, net of origination costs	(13,265)	(15,328)	(6,365)
(Credit) provision for credit losses	(3,190)	12,418	2,861
Depreciation and amortization expense	3,708	3,828	3,891
Investment securities amortization and accretion, net	6,722	4,803	2,997
Stock-based compensation expense	2,381	1,785	1,885
Amortization of core deposit intangible assets	655	682	705
Purchase accounting accretion, net	(699)	(1,304)	(1,483)
Net decrease (increase) in derivative collateral posted	26,700	(26,540)	(26,240)
Increase (decrease) in other assets	2,669	(10,912)	(1,005)
Increase (decrease) in other liabilities	43	2,568	(342)
Net cash provided by operating activities	142,716	18,230	32,871
Investing Activities
Proceeds from available-for-sale debt securities	321,625	264,124	355,611
Purchase of available-for-sale debt securities	(758,847)	(433,418)	(339,286)
Net increase in loans	(212,117)	(125,572)	(70,714)
Purchase of Federal Home Loan Bank stock	(68)	(9,231)	(13,688)
Proceeds from sale of Federal Home Loan Bank	1,329	9,665	15,645
Purchase of premises and equipment	(1,852)	(2,926)	(4,267)
Proceeds from other investments	—	1,712	—
Recoveries of previously charged-off loans	372	1,084	310
Proceeds from sale of other real estate owned	465	110	554
Net cash used in investing activities	(649,093)	(294,452)	(55,835)
Financing Activities
Net increase in deposits	603,645	467,519	73,335
Net proceeds from (repayments of) borrowings less than 90 days	49,169	(106,370)	(2,059)
Proceeds from Federal Home Loan Bank long-term advances	—	25,000	—
Repayments of Federal Home Loan Bank long-term advances	(25,000)	(10,000)	—
Repayment of subordinated debt	(15,000)	—	—
Common stock repurchases	(10,090)	(9,689)	(20,795)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(263)	(116)	(202)
Cash dividends paid on common stock	(21,081)	(19,842)	(18,572)
Finance lease payments	(152)	(142)	(106)
Net cash provided by financing activities	581,228	346,360	31,601
Net increase in cash, cash equivalents and restricted cash	74,851	70,138	8,637
Cash, cash equivalents and restricted cash at beginning of year	145,774	75,636	66,999
Cash, cash equivalents and restricted cash at end of year	$220,625	$145,774	$75,636
Supplemental information
Interest paid	$11,192	$21,505	$41,374
Income taxes paid	18,502	15,660	13,542
Transfer from premises to other real estate owned	204	24	—
Transfer from loans to other real estate owned	—	236	543
Unsettled common stock repurchase	—	11	—

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

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, issued by the Federal government in response to COVID-19 in March 2020	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CD:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	OTTI:	Other-than-temporary impairment
FASB:	Financial Accounting Standards Board	PD:	Probability of default
FDIC:	Federal Deposit Insurance Corporation	ROU:	Right-of-use
FHLB:	Federal Home Loan Bank	SBA:	U.S. Small Business Administration
FHLBB:	Federal Home Loan Bank of Boston	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLMC:	Federal Home Loan Mortgage Corporation	SERP:	Supplemental executive retirement plans
FNMA:	Federal National Mortgage Association	TDR:	Troubled-debt restructured loan
FOMC:	Federal Open Market Committee	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

General Business. Camden National Corporation, a Maine corporation (the “Company”), is the bank holding company for Camden National Bank (the “Bank”) and is headquartered in Camden, Maine. The primary business of the Company is to attract deposits from and to extend loans to consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, offers commercial and consumer banking products and services, and through Camden Financial Consultants, a division of the Bank, and Camden National Wealth Management, a department of the Bank, offers brokerage and insurance services as well as investment management and fiduciary services. The Bank's deposits are insured by the FDIC, subject to regulatory limits.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and the Bank (which includes the consolidated accounts of HPFC and Property A, Inc. as of and for the year ended December 31, 2021, 2020 and 2019, and also includes Property P, Inc. as of and for the year ended December 31, 2019). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications have been made to prior year amounts, without impact to net income or total shareholders' equity, to conform to the current year's presentation.

Use of Estimates.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, such as the ACL, including the allowance for loan losses, off-balance sheet credit exposures, and AFS and HTM debt securities (effective for periods on or after January 1, 2020, upon adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended); the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets; accounting for income taxes; postretirement benefits; and asset impairment assessments, including the assessment of OTTI of investment securities (for periods prior to January 1, 2020).

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2021 for potential recognition or disclosure as required by GAAP and there have been no such events or transactions.

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

Cash, Cash Equivalents and Restricted Cash.  For the purposes of reporting, cash and cash equivalents consist of cash on hand and amounts due from banks. In March 2020, the FRB reduced its reserve requirement ratios to 0%, effectively eliminating cash reserve requirements for all depository institutions.

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

ACL on (or Write-off of) AFS Debt Securities (effective January 1, 2020). Upon adoption of ASU 2016-13, effective January 1, 2020, management now assesses its AFS debt securities in an unrealized loss position for the following: (i) whether it intends to sell the security, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income. For AFS debt securities that do not meet either of the two criteria, management evaluates whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the following: (i) the extent to which fair value is less than amortized cost, (ii) credit rating of the security, (iii) macroeconomic trends of the industry specific to the security, and (iv) any other adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that has not been recorded through an allowance is recognized in AOCI.

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

As of December 31, 2021 and 2020, there was no allowance carried on the Company's AFS debt securities nor were there any permanent write-offs for the years ended December 31, 2021 or 2020 under ASU 2016-13. Refer to Note 2 of the consolidated financial statements for further discussion.

ACL on (or Write-off of) HTM Debt Securities (effective January 1, 2020). The Company adopted ASU 2016-13, which is commonly referred to as “CECL” (i.e. current expected credit losses), effective January 1, 2020. ASU 2016-13 requires companies to estimate expected credit losses on its HTM debt securities and carry an allowance for such. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, which may include, but is not limited to, credit ratings, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry, and vintage.

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

As of December 31, 2021 and 2020, there was no allowance carried on the Company’s HTM debt securities nor were there any permanent write-offs for the years ended December 31, 2021 or 2020 under ASU 2016-13. Refer to Note 2 of the consolidated financial statements for further discussion.

OTII Assessment (periods prior to January 1, 2020). For periods prior to the adoption of ASU No. 2016-13, effective January 1, 2020, management conducted a quarterly review and evaluation of its AFS and HTM debt investments to determine if the decline in fair value of any security appeared to be other-than-temporary. The factors considered included, but were not limited to the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; the credit ratings of the security or issuer, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions; and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value.

The other-than-temporary decline in fair value of AFS and HTM debt securities that the Company does not intend to sell and is not more-likely-than-not required to sell before recovery of its amortized cost basis are accounted for as follows: (i) if the decline in fair value is credit-related, the loss is recognized in non-interest income on the consolidated statements of income; (ii) if the decline in fair value is due to other factors (e.g. changes in the interest rate environment), the loss is recognized in AOCI, net of tax. If the Company intends to sell or is more-likely-than-not required to sell before recovery of amortized cost, it records OTTI equal to the difference between the debt security's amortized cost basis and calculated fair value within non-interest income on the consolidated statements of income.

For the year ended December 31, 2019, the Company did not record any OTTI on its AFS or HTM debt securities.

FHLBB and FRBB Stock. The Company, through the Bank, is a member of the FHLBB and FRBB, and, as a member, is required to hold a certain amount of FHLBB and FRB common stock. These equity stocks are non-marketable and are reported at cost within other investments on the consolidated statements of condition. The Company evaluates its FHLBB and FRB common stock for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Loans Held for Sale. The Company has elected the fair value option for loans classified as held for sale on the consolidated statements of condition. Designation of loans as held for sale is determined based on intent and is generally completed as the loans are underwritten. The fair value for loans held for sale is determined using quoted secondary market prices. Management consistently evaluates the Company's loan portfolio in conjunction with asset/liability management practices, and will opt to sell certain residential mortgage loans to manage the Company's interest rate exposure and for other business purposes, including generating fee income through mortgage sale gains and managing its liquidity position.

Originated Loans and Acquired Loans.  Loans held for investment are reported at amortized cost adjusted for any partial charge-offs and net of any deferred loan fees or costs. For originated loans, interest income is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

Loans acquired through a business or asset purchase are reported at fair value, as of acquisition date. For acquired loans, interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value.

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

ACL on Loans. The Company adopted ASU 2016-13, commonly referred to as “CECL,” effective January 1, 2020, using a modified-prospective approach. Upon adoption, the Company recorded a cumulative-effect adjustment of $2.8 million was recorded reducing retained earnings, with a corresponding adjustment of $233,000 increasing the ACL on loans, an adjustment of $3.3 million increasing other liabilities for the ACL on off-balance sheet credit exposures, and an adjustment of $769,000 increasing deferred tax assets.

The ACL on loans calculation under CECL is based on the amortized cost basis of a loan, which is comprised of the unpaid principal balance of the loan, net deferred loan fees (costs), acquired premium (discount), and any write-downs previously taken on the loan.

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

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR, with the exception of loan modifications or concessions resulting directly from the effects of the COVID-19 pandemic that were granted to customers who were otherwise in current payment status at the time of the modification or concession.

Under CECL, the ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics (i.e. “segment”). The Company utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment or it does not have default and loss data that covers a full economic cycle.

As of December 31, 2021, the primary macroeconomic drivers used within the discounted cash flow model included forecasts of Maine Unemployment, changes in Maine and National GDP, and changes in the Maine Housing Price Index. In addition to the primary macroeconomic drivers listed above, the Company used the change in Maine's Retail Trade Earnings in its discounted cash flow model to calculated its ACL on loans as of December 31, 2020. Management monitors and assesses its macroeconomic drivers at least annually to determine if or that they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but is not limited to, the Federal Open Market Committee forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company’s reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of December 31, 2021 and 2020.

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

The Company's loan portfolio is segmented as follows based on the various risk profiles of the Company's loans:
•The commercial loan portfolio is segmented into three categories – (i) commercial real estate, which is collateralized by real estate; (ii) commercial, which is typically utilized for general business purposes; and (iii) SBA PPP loans, which were originated by the Company during the years ended December 31, 2021 and 2020 in response to the COVID-19 pandemic. Commercial real estate is further segmented between non-owner-occupied (i.e. investment properties) and owner-occupied properties.
•Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a large number of individual borrowers. Retail loans are segmented into three categories – (i) residential real estate, (ii) home equity and (iii) consumer.

In calculating the ACL on loans, the contractual life of a loan must be adjusted for prepayments to arrive at expected cash flows. The Company models term loans using an annualized prepayment. When the Company has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

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

Certain loans are individually evaluated for estimated credit losses, including those (i) greater than $500,000 that are classified as substandard or doubtful and are on non-accrual, (ii) a TDR, or (iii) that have other unique characteristics differing from the segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

Management may also adjust its assumptions to account for differences between expected and actual losses from period-to-period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced.

Incurred Loss Methodology. For reporting periods prior to January 1, 2020, the Company estimated the allowance for loan losses using the incurred loss methodology.

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

The Company used a risk rating system for certain loan segments to determine the credit quality of these loan pools and applied the related loss allocation factors. In assessing the risk rating of a particular loan, the Company considered, among other factors, the obligor’s debt capacity, financial condition, the level of the obligor’s earnings, the amount and sources of repayment, the performance with respect to loan terms, the adequacy of collateral, the level and nature of contingent liabilities, management strength, and the industry in which the obligor operates. These factors were based on an evaluation of historical information, as well as subjective assessment and interpretation of applicable conditions. Emphasizing one factor over another, or considering additional factors that may be relevant in determining the risk rating of a particular loan but which are not an explicit part of the Company's methodology, could impact the risk rating assigned to that loan.

The Company would at least annually, and more frequently as deemed prudent by management, reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect the analysis of loss experience. Portfolios of more homogeneous populations of loans including home equity and consumer loans were analyzed as groups taking into account delinquency rates and other economic conditions that may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. The Company also considered regulatory guidance, historical loss ranges, portfolio composition, and other changes in the portfolio. An additional allocation is determined based on a judgmental process whereby management considered qualitative and quantitative assessments of other environmental factors.

Accrued Interest. Upon adoption of CECL, effective as of January 1, 2020, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances within other assets on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income.

The Company has a robust policy in place to write-off accrued interest when a loan is placed on non-accrual. Accrued interest is written-off by reversing previously recorded interest income. For loans, write-off typically occurs when a loan has been in default for 90 days or more.

Goodwill and Core Deposit Intangible Assets.  Goodwill represents the price paid in an acquisition that is in excess of the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment, or as events and circumstances dictate, at the reporting unit level, and for which the Company has determined it has a single reporting unit. Any impairment is charged to non-interest expense on the consolidated statements of income.

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

After performing the qualitative analysis and determining it is more-likely-than-not that the carrying value of its reporting unit exceeds its fair value or if the Company by-passed the qualitative analysis, it would perform a quantitative analysis to determine if the carrying value of its reporting unit exceeds its fair value. The Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods, to determine the reporting unit's fair value. Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (TOPIC 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), and accordingly now recognizes an impairment of goodwill to the extent the carrying value of a reporting unit exceeds its fair value. ASU 2017-04 eliminated the need to calculate the implied fair value of goodwill for a reporting unit and recognize an impairment to the extent the carrying value of goodwill exceeded its implied fair value.

The Company completed its testing for impairment of goodwill for the years ended December 31, 2021, 2020 and 2019 and concluded goodwill was not impaired. Refer to Note 4 of the consolidated financial statements for further details.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the year ended December 31, 2021, 2020 or 2019, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

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

Leases. The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), effective January 1, 2019, and recorded operating and finance lease ROU assets of $12.1 million and lease liabilities of $12.3 million on the consolidated statements of condition within other assets and liabilities, respectively. The Company adopted using the modified-retrospective transition method and recorded a cumulative-effective adjustment of $254,000 to retained earnings, effective January 1, 2019.

The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a ROU asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowing terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

OREO.  OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL on loans upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2021 and 2020, OREO properties were carried within other assets on the consolidated statements of condition at $165,000 and $236,000, respectively.

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

Short-term and long-term borrowings on the consolidated statements of income are presented net of unamortized issuance costs, if any, and amortized over the life of the borrowing.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more- likely-than-not that the Company will not be able to realize the benefit of the deferred tax assets, then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2021 and 2020, the Company did not carry a valuation allowance on its deferred tax assets.

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

Revenue from Contracts with Customers. The Company receives a portion of its non-interest income from contracts with customers, which is accounted for in accordance with ASC 606. Revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances in recording revenues from contracts with customers in accordance with ASC 606.

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

ACL on Off-Balance Sheet Credit Exposures. The Company established an ACL on off-balance sheet credit exposures by recording a liability for expected credit losses on certain unfunded loan commitments and standby letters of credit. Prior to the adoption of CECL, effective January 1, 2020, but which the ACL on off-balance sheet credit exposures represented management's best estimate of probable inherent losses on unfunded loan commitments and standby letters of credit.

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

Recent Accounting Pronouncements Adopted:

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain technical exceptions and by clarifying and amending certain areas. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, and as such the Company adopted effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform (“ASU 2020-04”), as amended by ASU No. 2021-01, Reference Rate Reform (Topic 848) Scope (“ASU 2021-01”). On March 12,
2020, the FASB issued ASU 2020-04, which was subsequently amended by ASU 2021-01. The FASB issued these updates to ease the burden in accounting for the effects of reference rate reform on financial reporting. ASU 2020-04 and ASU 2021-01 contain optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted ASU 2020-04 and ASU 2021-01 effective January 1, 2021, and there was no material impact on the Company's consolidated financial statements as a result of adopting this guidance.

NOTE 2 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of December 31, 2021 and 2020, the fair value of the Company's trading securities were $4.4 million and $4.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of AFS debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Obligations of U.S. government-sponsored enterprises	$8,585	$—	$(241)	$8,344
Obligations of states and political subdivisions	112,086	5,392	—	117,478
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,003,869	7,856	(11,468)	1,000,257
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,781	2,835	(5,767)	358,849
Subordinated corporate bonds	22,660	152	(254)	22,558
Total AFS debt securities	$1,508,981	$16,235	$(17,730)	$1,507,486
December 31, 2020
Obligations of states and political subdivisions	$119,608	$7,627	$(115)	$127,120
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	547,396	19,796	(574)	566,618
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	399,937	10,652	(135)	410,454
Subordinated corporate bonds	11,533	186	(98)	11,621
Total AFS debt securities	$1,078,474	$38,261	$(922)	$1,115,813

As of December 31, 2021 and 2020, there was no allowance carried on AFS debt securities.

At December 31, 2021, net unrealized losses on AFS debt securities reported within AOCI were $1.2 million, net of a deferred tax asset of $321,000. At December 31, 2020, net unrealized gains on AFS debt securities reported within AOCI were $29.3 million, net of a deferred tax liability of $8.0 million.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Proceeds from sales of AFS debt securities(1)	$—	$—	$207,001
Gross realized gains	—	—	1,427
Gross realized losses	—	—	(1,532)
(1)    For the year ended December 31, 2019, the Company had not previously recorded any OTTI on AFS debt securities sold.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Obligations of U.S. government-sponsored enterprises	4	$8,344	$(241)	$—	$—	$8,344	$(241)
Obligations of states and political subdivisions	—	—	—	—	—	—	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	113	659,851	(8,999)	61,978	(2,469)	721,829	(11,468)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	56	191,456	(4,602)	38,117	(1,165)	229,573	(5,767)
Subordinated corporate bonds	7	11,932	(232)	979	(22)	12,911	(254)
Total AFS debt securities	180	$871,583	$(14,074)	$101,074	$(3,656)	$972,657	$(17,730)
December 31, 2020
Obligations of states and political subdivisions	1	$2,404	$(115)	$—	$—	$2,404	$(115)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	15	61,222	(568)	980	(6)	62,202	(574)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	9	39,107	(135)	—	—	39,107	(135)
Subordinated corporate bonds	5	4,902	(98)	—	—	4,902	(98)
Total AFS debt securities	30	$107,635	$(916)	$980	$(6)	$108,615	$(922)

As of December 31, 2021 and 2020, the unrealized losses on Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

At December 31, 2021 and 2020, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $3.4 million and $3.1 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

At December 31, 2021, the amortized cost and estimated fair values of AFS debt securities, by contractual maturity, were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,718	$3,735
Due after one year through five years	5,661	6,001
Due after five years through ten years	86,929	89,042
Due after ten years	47,022	49,602
Subtotal	143,330	148,380
Mortgage-related securities	1,365,651	1,359,106
Total	$1,508,981	$1,507,486

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$1,291	$89	$—	$1,380
Total HTM debt securities	$1,291	$89	$—	$1,380
December 31, 2020
Obligations of states and political subdivisions	$1,297	$114	$—	$1,411
Total HTM debt securities	$1,297	$114	$—	$1,411

As of December 31, 2021 and 2020, the Company’s HTM debt securities portfolio was made up of three investment-grade municipal debt securities, of which two securities also carried credit enhancements. The HTM debt securities portfolio was comprised solely of high credit quality (rated AA or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As a result, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at December 31, 2021 or 2020.

As of December 31, 2021 and 2020, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $10,000 at each date and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

At December 31, 2021, the amortized cost and estimated fair values of HTM debt securities, by contractual maturity, were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	866	920
Due after five years through ten years	425	460
Due after ten years	—	—
Total	$1,291	$1,380

AFS and HTM Debt Securities Pledged

At December 31, 2021 and 2020, AFS and HTM debt securities with an amortized cost of $640.1 million and $485.0 million, respectively, and estimated fair values of $641.2 million and $507.1 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The company did not record any impairment on its FHLBB and FRB stock for the years ended December 31, 2021 and 2020.

The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	December 31, 2021	December 31, 2020
FHLBB	$4,906	$6,167
FRB	5,374	5,374
Total	$10,280	$11,541

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2021	2020
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,178,185	$1,097,975
Commercial real estate - owner-occupied	317,275	271,495
Commercial	363,695	381,494
SBA PPP	35,953	135,095
Total commercial loans	1,895,108	1,886,059
Retail Loans:
Residential real estate	1,306,447	1,054,798
Home equity	210,403	258,573
Consumer	19,516	20,392
Total retail loans	1,536,366	1,333,763
Total loans	$3,431,474	$3,219,822

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2021	2020
Net unamortized fair value mark discount on acquired loans	$(593)	$(1,291)
Net unamortized loan origination costs(1)	3,110	856
Total	$2,517	$(435)
(1)     Net unamortized loan origination costs includes unrecognized origination fees for SBA PPP loans of $1.2 million and $2.2 million as of December 31, 2021 and 2020, respectively.

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

SBA PPP Loans. Beginning in April 2020, the Company originated SBA PPP loans to qualifying businesses as part of the federal stimulus packages issued due to the COVID-19 pandemic. This program provided qualifying businesses a specialized low interest rate loan by the U.S. Treasury Department and was administered by the SBA. The SBA PPP loan provided borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilized the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. Effective May 31, 2021, the SBA PPP loan program ended and the Company is no longer originating loans under the program.

For the year ended December 31, 2021, the Company originated 1,620 SBA PPP loans totaling $102.2 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. Of these SBA PPP loans originated during the year ended December 31, 2021, 379 loans totaling $35.6 million remain outstanding as of December 31, 2021.

For the year ended December 31, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million. Of these SBA PPP loans originated during the year ended December 31, 2020, 37 loans totaling $319,000 remain outstanding as of December 31, 2021.

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2021 and 2020, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

ACL on Loans

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:
•The Credit Risk and Special Assets team and the Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Compliance, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Compliance, and Commercial and Retail Banking. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.

•The Directors' Credit Committee of the Board of Directors reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels.
•The Audit Committee of the Board of Directors has approval authority and oversight responsibility for the ACL adequacy and methodology.

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2021 and 2020, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

ACL on Loans. The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(799)	—	(92)	(162)	(111)	(1,164)
Recoveries	—	9	220	—	107	4	32	372
(Credit ) provision for loan losses	(2,944)	(302)	(1,941)	(50)	2,644	(989)	(235)	(3,817)
Ending balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256
At or For the Year Ended December 31, 2020
Beginning balance, December 31, 2019	$10,924	$1,490	$3,985	$—	$5,842	$2,423	$507	$25,171
Impact of adopting CECL(1)	(668)	(90)	1,548	—	(1,129)	792	(220)	233
Loans charged off	(82)	(21)	(1,130)	—	(121)	(317)	(167)	(1,838)
Recoveries	107	13	572	—	292	33	67	1,084
Provision (credit) for loan losses	11,497	1,440	1,728	69	(1,410)	(315)	206	13,215
Ending balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
(1)    Effective January 1, 2020, the Company adopted ASU 2016-13, commonly referred to as “CECL.” Refer to Note 1 for further details.

In the fourth quarter of 2021, the Company completed its annual reassessment of significant model inputs and assumptions within its discounted cash flow analysis used for estimating its ACL on loans as of December 31, 2021. The significant changes in methodology between periods included:
•As of December 31, 2021, the ACL on loans for the residential real estate, consumer and home equity loan segments was calculated using externally-sourced data for determining the LGD. Previously, internally-sourced data was used to derive the LGD for these segments as of December 31, 2020.
•As of December 31, 2021, the macroeconomic loss drivers used for the commercial real estate – non-owner-occupied segment were Maine Unemployment and the change in Maine GDP, compared to Maine Unemployment and the change in Maine Retail Trade Earnings as of December 31, 2020.

The ACL on loans at December 31, 2021, was $33.3 million, a decrease of $4.6 million, or 12%, since December 31, 2020. As of December 31, 2021 and 2020, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:
•Macroeconomic (loss) drivers: As of December 31, 2021, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in Maine GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in Maine GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used

Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National GDP.

As of December 31, 2020, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in Maine Retail Trade Earnings; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in Maine GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National GDP.

Though the SBA PPP loans are fully guaranteed by the SBA, the Company applied an insignificant expected credit loss factor to its SBA PPP loan segment based on its past historical experience with similar loans and guarantees as of December 31, 2021 and 2020.
•Reasonable and Supportable Forecast Period: As of December 31, 2021 and 2020, the ACL on loans estimate used a reasonable and supportable forecast period of one year.
•Reversion Period: As of December 31, 2021 and 2020, the ACL on loans estimate used a reversion period of one year.
•Prepayment Speeds: The estimate of prepayment speed for each loan segment continued to be derived used internally-sourced prepayment data as of December 31, 2021 and 2020.
•Qualitative Factors: As of December 31, 2021 and 2020, the ACL on loans estimate incorporated various qualitative factors into the calculation.

The ACL on loans at December 31, 2021, was $33.3 million, compared to $37.9 million at December 31, 2020. The decrease across each loan segment, with the exception of the residential real estate, was driven by the vast improvement of forecasted economic conditions between periods. The forecast across the Company's macroeconomic loss drivers were bearish as of December 31, 2020 as markets were uncertain of the impact of the COVID-19 pandemic on the broader economy and an elevated risk of credit losses within the Company's portfolio persisted. As the broader economy and markets improved through 2021, the Company's forecasted economic conditions improved and the assumed PD and LGD with its discounted cash flow model decreased, which resulted in a decrease in the required allowance for each segment. The increase in the allowance for the residential real estate loan segment was driven by the aforementioned LGD methodology change for this segment.

The following table presents activity in the allowance for loan losses and select loan information by portfolio segment, under the incurred loss methodology, for the period indicated:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2019:
Allowance:
Beginning balance	$11,654	$3,957	$6,071	$2,796	$234	$24,712
Loans charged off	(300)	(1,238)	(462)	(412)	(301)	(2,713)
Recoveries	49	225	16	1	19	310
Provision for loan losses	1,011	1,041	217	38	555	2,862
Ending balance	$12,414	$3,985	$5,842	$2,423	$507	$25,171
Allowance balance attributable loans:
Individually evaluated for impairment	$30	$—	$364	$69	$—	$463
Collectively evaluated for impairment	12,384	3,985	5,478	2,354	507	24,708
Total ending allowance	$12,414	$3,985	$5,842	$2,423	$507	$25,171
Loans:
Individually evaluated for impairment	$402	$319	$3,384	$373	$—	$4,478
Collectively evaluated for impairment	1,242,995	442,382	1,066,990	312,406	25,772	3,090,545
Total loan balances	$1,243,397	$442,701	$1,070,374	$312,779	$25,772	$3,095,023

Credit Concentrations. The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of December 31, 2021, the Company's total exposure to the lessors of nonresidential buildings' industry was 14% of total loans and 32% of total commercial real estate loans. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2021.

COVID-19 Loan Deferral Program. In response to the COVID-19 pandemic, the Company worked with businesses and consumers through the year ended 2020 to provide temporary debt payment relief that generally provided principal and/or interest payment deferrals for a period of 180 days or less. At December 31, 2021, the Company did not have any loans operating under temporary short-term payment deferral arrangements due to being impacted by the COVID-19 pandemic, compared to $26.5 million at December 31, 2020. The majority of these loans have returned to normal payment status or have since been fully repaid. Of those loans that were previously operating under a short-term deferral arrangement, $1.2 million and $1.0 million were classified as non-accrual and $410,000 and $310,000 were 30-89 days past due as of December 31, 2021 and 2020, respectively.

Credit Quality Indicators.  To further identify loans with similar risk profiles, the Company categorizes each portfolio segment into classes by credit risk characteristic and applies a credit quality indicator to each portfolio segment. The indicators for commercial real estate - non-owner-occupied and owner-occupied, commercial and residential real estate portfolio segments are represented by Grades 1 through 10 as outlined below. In general, risk ratings are adjusted periodically throughout the year as updated analysis and review warrants. This process may include, but is not limited to, annual credit and loan reviews, periodic reviews of loan performance metrics, such as delinquency rates, and quarterly reviews of adversely risk rated loans. The Company uses the following definitions when assessing grades for the purpose of evaluating the risk and adequacy of the ACL on loans:
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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the periods indicated:

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$286,428	$179,565	$161,695	$118,196	$96,169	$274,731	$—	$—	$1,116,784
Special mention (Grade 7)	171	7,266	286	119	4,294	10,590	—	—	22,726
Substandard (Grade 8)	350	1,518	217	9,942	391	26,257	—	—	38,675
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	286,949	188,349	162,198	128,257	100,854	311,578	—	—	1,178,185
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	91,328	39,082	31,409	43,786	46,466	56,682	—	—	308,753
Special mention (Grade 7)		—	—	3,396	362	1,708	—	—	5,466
Substandard (Grade 8)	—	—	54	—	1,785	1,217	—	—	3,056
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	91,328	39,082	31,463	47,182	48,613	59,607	—	—	317,275
Commercial
Risk rating
Pass (Grades 1-6)	91,102	43,757	44,925	23,895	13,818	27,743	80,775	31,586	357,601
Special mention (Grade 7)	145	117	590	115	383	222	967	244	2,783
Substandard (Grade 8)	—	339	320	492	293	1,209	360	298	3,311
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	91,247	44,213	45,835	24,502	14,494	29,174	82,102	32,128	363,695
SBA PPP
Risk rating
Pass (Grades 1-6)	35,164	319	—	—	—	—	—	—	35,483
Special mention (Grade 7)	470	—	—	—	—	—	—	—	470
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	35,634	319	—	—	—	—	—	—	35,953
Residential Real Estate
Risk rating
Pass (Grades 1-6)	586,637	281,804	103,228	63,403	46,696	219,983	903	—	1,302,654
Special mention (Grade 7)	—	—	—	—	—	230	—	—	230
Substandard (Grade 8)	—	—	—	—	—	3,563	—	—	3,563
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	586,637	281,804	103,228	63,403	46,696	223,776	903	—	1,306,447
Home equity
Risk rating
Performing	760	554	6,179	10,995	2,464	10,792	165,189	12,295	209,228
Non-performing	—	—	—	41	—	174	847	113	1,175
Total home equity	760	554	6,179	11,036	2,464	10,966	166,036	12,408	210,403
Consumer
Risk rating
Performing	6,860	3,523	3,089	1,051	548	2,014	2,399	—	19,484
Non-performing	—	9	21	—	—	2	—	—	32
Total consumer	6,860	3,532	3,110	1,051	548	2,016	2,399	—	19,516
Total Loans	$1,099,415	$557,853	$352,013	$275,431	$213,669	$637,117	$251,440	$44,536	$3,431,474

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$138,010	$224,148	$144,552	$119,409	$157,588	$264,253	$—	$—	$1,047,960
Special mention (Grade 7)	5,739	—	—	4,256	3,497	847	—	—	14,339
Substandard (Grade 8)	24	125	2,070	405	1,522	31,530	—	—	35,676
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	143,773	224,273	146,622	124,070	162,607	296,630	—	—	1,097,975
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	35,948	29,217	48,312	47,065	25,507	76,098	—	—	262,147
Special mention (Grade 7)	—	—	4,584	—	—	1,513	—	—	6,097
Substandard (Grade 8)	—	—	891	462	—	1,898	—	—	3,251
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	35,948	29,217	53,787	47,527	25,507	79,509	—	—	271,495
Commercial
Risk rating
Pass (Grades 1-6)	53,966	72,863	40,688	25,478	15,788	51,869	72,425	37,026	370,103
Special mention (Grade 7)	—	22	313	4,924	117	400	—	867	6,643
Substandard (Grade 8)	187	1,012	211	51	42	2,081	65	1,099	4,748
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	54,153	73,897	41,212	30,453	15,947	54,350	72,490	38,992	381,494
SBA PPP
Risk rating
Pass (Grades 1-6)	135,095	—	—	—	—	—	—	—	135,095
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	135,095	—	—	—	—	—	—	—	135,095
Residential Real Estate
Risk rating
Pass (Grades 1-6)	339,834	183,877	119,426	79,159	57,269	266,324	3,028	—	1,048,917
Special mention (Grade 7)	—	—	—	—	—	398	—	—	398
Substandard (Grade 8)	—	—	176	487	—	4,820	—	—	5,483
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	339,834	183,877	119,602	79,646	57,269	271,542	3,028	—	1,054,798
Home equity
Risk rating
Performing	855	9,415	17,281	3,478	1,339	17,664	194,065	12,480	256,577
Non-performing	—	—	—	—	—	207	1,241	548	1,996
Total home equity	855	9,415	17,281	3,478	1,339	17,871	195,306	13,028	258,573
Consumer
Risk rating
Performing	6,572	6,525	3,096	1,359	378	1,780	678	—	20,388
Non-performing	—	—	—	—	4	—	—	—	4
Total consumer	6,572	6,525	3,096	1,359	382	1,780	678	—	20,392
Total Loans	$716,230	$527,204	$381,600	$286,533	$263,051	$721,682	$271,502	$52,020	$3,219,822

Past Due and Non-Accrual Loans. The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual status when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual status, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual status. All previously accrued and unpaid interest is reversed at this time. A loan will return to accrual status when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period, generally at least six months. Unsecured loans, however, are not normally placed on non-accrual status because they are charged-off once their collectability is in doubt.

All loans that were granted temporary payment relief during the years end December 31, 2021 and 2020 due to the COVID-19 pandemic were current with payments in accordance with the terms of the CARES Act (or Consolidated Appropriations Act of 2021) and bank regulatory guidance at the time of initial relief. As of December 31, 2021, all loans that were granted temporary debt relief and had outstanding principal balances have returned to regular payment status. As of December 31, 2020, the payment status for loans that continued to operate under a payment deferral arrangement were reported based on payment status at the time the deferral was granted to the borrower.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
December 31, 2021:
Commercial real estate - non-owner-occupied	$—	$—	$51	$51	$1,178,134	$1,178,185	$—
Commercial real estate - owner-occupied	47	—	133	180	$317,095	317,275	—
Commercial	282	174	787	1,243	$362,452	363,695	—
SBA PPP	—	68	—	68	$35,885	35,953	—
Residential real estate	379	475	1,210	2,064	$1,304,383	1,306,447	—
Home equity	456	50	445	951	$209,452	210,403	—
Consumer	95	1	32	128	19,388	19,516	—
Total	$1,259	$768	$2,658	$4,685	$3,426,789	$3,431,474	$—
December 31, 2020:
Commercial real estate - non-owner-occupied	$—	$50	$173	$223	$1,097,752	$1,097,975	$—
Commercial real estate - owner-occupied	99	—	47	146	271,349	271,495	—
Commercial	430	—	857	1,287	380,207	381,494	—
SBA PPP	—	—	—	—	135,095	135,095	—
Residential real estate	1,406	1,103	2,535	5,044	1,049,754	1,054,798	—
Home equity	335	173	1,416	1,924	256,649	258,573	—
Consumer	92	67	4	163	20,229	20,392	—
Total	$2,362	$1,393	$5,032	$8,787	$3,211,035	$3,219,822	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	December 31,
	2021			2020
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$38	$13	$51	$351	$15	$366
Commercial real estate - owner-occupied	86	47	133	99	47	146
Commercial	785	44	829	1,549	58	1,607
Residential real estate	1,780	327	2,107	3,136	341	3,477
Home equity	1,064	111	1,175	1,961	35	1,996
Consumer	32	—	32	4	—	4
Total	$3,785	$542	$4,327	$7,100	$496	$7,596

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the date indicated:

	December 31, 2021			December 31, 2020
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Commercial	$—	$—	$—	$—	$689	$689
Residential real estate	268	—	268	248	—	248
Home equity	111	—	111	—	—	—
Total	$379	$—	$379	$248	$689	$937

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2021, 2020, and 2019 is estimated to have been $256,000, $335,000, and $420,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the years ended December 31, 2021 and 2020. An immaterial amount of accrued interest on non-accrual loans was written-off during the years ended December 31, 2021, by reversing interest income. As of December 31, 2021 and 2020, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $7.8 million and $10.2 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

TDRs. The Company takes a conservative approach with credit risk management and remains focused on community lending and reinvesting. The Company works closely with borrowers experiencing credit problems to assist in loan repayment or term modifications. TDR loans consist of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs, typically, involve term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will remain a TDR until paid in full, or until the loan is again restructured at current market rates and no concessions are granted.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Commercial real estate - owner-occupied	1	2	$118	$328	$43	$37
Commercial	2	2	74	100	—	—
Residential real estate	19	21	2,341	2,638	348	364
Consumer and home equity	3	—	253	—	6	—
Total	25	25	$2,786	$3,066	$397	$401

At December 31, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.4 million and $394,000, respectively. At December 31, 2020, the Company had performing and non-performing TDRs with a recorded investment balance of $2.8 million and $248,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
(In thousands, except number of contracts)	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Home Equity
Interest rate concession and payment deferral	1	—		$159	$—		$170	$—		$—	$—
Maturity concession	2	—	—	187	—	—	187	—	—	6	—	—
Interest rate and maturity concession	—	—	2	—	—	64	—	—	69	—	—	15
Total	3	—	2	$346	$—	$64	$357	$—	$69	$6	$—	$15

As of December 31, 2021, the Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs.

For the year ended December 31, 2021, 2020 and 2019, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At December 31, 2021 and 2020, the Company had $888,000 and $1.5 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

At December 31, 2021 and 2020, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the year ended December 31, 2021 or 2020.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist.

The Company completed its annual goodwill impairment test as of November 30, 2021, 2020 and 2019 and determined goodwill was not impaired.

Previously recognized goodwill impairment was $3.6 million as of December 31, 2021 and 2020.

Core Deposit Intangible Assets

The gross carrying amount and accumulated amortization of core deposit intangible assets were as follows at the periods indicated:

	December 31,
	2021			2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$6,451	$(4,263)	$2,188	$6,451	$(3,608)	$2,843

For the years ended December 31, 2021, 2020 and 2019, the Company recorded amortization expense of $655,000, $682,000 and $705,000, respectively.

The following table reflects the amortization expense for core deposit intangible assets over the period of estimated economic benefit:

(In thousands)	Core Deposit Intangible
2022	$625
2023	592
2024	556
2025	415
2026	—
Thereafter	—
Total	$2,188

NOTE 5 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2021	2020
Buildings and leasehold improvements	$46,034	$46,054
Furniture, fixtures and equipment	19,886	19,916
Land and land improvements	9,249	9,238
Total cost	75,169	75,208
Accumulated depreciation and amortization	(37,394)	(35,324)
Net premises and equipment	$37,775	$39,884

At December 31, 2021 and 2020, the Company had capitalized software costs of $2.3 million and related accumulated depreciation expense of $2.1 million and $2.2 million, respectively, and was presented within other assets on the consolidated statements of condition.

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For the Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2021	2020	2019
Furniture and equipment	Furniture, equipment and data processing	$1,994	$2,113	$2,132
Premises	Net occupancy costs	1,623	1,593	1,593
Software	Furniture, equipment and data processing	91	122	166
Total		$3,708	$3,828	$3,891

The Company did not have any material gains or losses from the sale of premises and equipment for the years ended December 31, 2021, 2020 or 2019.

NOTE 6 – LEASES

The Company enters into noncancellable lease arrangements primarily for office space, space for ATM locations and its branches. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be linked to an index (commonly the Consumer Price Index) or contractually stipulated.

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

The Company entered into a lease agreement in 2019 to rent office space as a sub-tenant from another company in which a director of the Company serves as the Chairman and Chief Executive Officer of the other company. The term of the lease is through 2022.

The following ROU assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition as of the dates indicated:

		December 31,
		2021			2020
(In thousands)	Consolidated Statements of Condition Line Item	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
ROU assets	Other Assets	$12,660	$4,719	$17,379	$13,608	$4,951	$18,559
Lease liabilities	Other Liabilities	10,981	4,776	15,757	11,845	4,928	16,773

    In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating lease cost(1)	$1,474	$1,663	$1,480
Finance lease cost:
Amortization of ROU assets	233	223	110
Interest on lease liabilities(2)	154	151	68
Total finance lease cost	387	374	178
Total lease cost(3)	$1,861	$2,037	$1,658
(1)    Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2)    Includes immaterial variable lease costs.
(3)    Reported within net occupancy costs on the consolidated statements of income.

Supplemental cash flow information and non-cash activity related to leases was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,355	$1,434	$1,394
Operating cash flows from finance leases	154	151	68
Financing cash flows from finance leases	152	142	106
ROU assets obtained in exchange for new lease obligations:
Operating leases	$106	$2,002	$14,030
Finance leases	—	3,668	1,612

Supplemental information related to leases was as follows as of the dates indicated:

	December 31,
	2021	2020
Weighted average remaining lease term (years):
Operating leases	14.8 years	15.4 years
Finance leases	26.4 years	27.0 years
Weighted average discount rate:
Operating leases	3.40%	3.40%
Finance leases	3.44%	3.44%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2021:

(In thousands)	Operating Leases	Finance Leases
2022	$1,354	$309
2023	1,229	312
2024	1,151	314
2025	926	317
2026	857	236
Thereafter	8,517	5,943
Total minimum lease payments	14,034	7,431
Less: amount representing interest(1)	3,053	2,655
Present value of net minimum lease payments(2)	$10,981	$4,776
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.
(2)     Reflects the liability reported within other liabilities on the consolidated statements of condition.

NOTE 7 – MORTGAGE BANKING

Loans Sold

For the year ended December 31, 2021, 2020 and 2019, the Company sold $471.5 million, $625.5 million and $271.8 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $13.3 million, $15.3 million, and $6.4 million, respectively.

Loans Held for Sale

At December 31, 2021 and 2020, the Company had identified and designated loans with an unpaid principal balance of $5.8 million and $40.5 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2021 and 2020, the unrealized gain recorded was $29,000 and $1.1 million, respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the year ended December 31, 2021, 2020 and 2019 was the change in unrealized (losses) gains on loans held for sale of ($1.0) million, $1.1 million and ($150,000), respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a “best-efforts” basis. For the year ended December 31, 2021, 2020 and 2019, net unrealized (losses) gains from the change in fair value on its forward delivery commitments were ($35,000), ($182,000), and $282,000, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2021 and 2020, the Company's unpaid principal balances on its servicing assets were $411.9 million and $401.6 million, respectively.

For the year ended December 31, 2021, 2020 and 2019, the Company recorded servicing fee income for its servicing assets of $1.3 million, $1.0 million and $898,000, respectively, which was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2021 and 2020 was $2.5 million and $2.2 million, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2021 and 2020, the prepayment assumption used within the valuation model was 12.9% and 19.0%, respectively, and the discount rate was 9.6% and 10.1%. At December 31, 2021, the estimated effect of a 10% and 20% increase to the prepayment assumption was a decrease of $145,000 and $280,000, respectively, to the valuation of the servicing assets. At December 31, 2021, the estimated effect of a 100 and 200 basis point increase to the discount rate assumption was a decrease of $110,000 and $213,000, respectively, to the valuation of the servicing assets. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As of and For the Year Ended December 31,
(In thousands)	2021	2020	2019
Servicing Assets:
Balance at beginning of year	$2,196	$877	$831
Capitalized servicing right fees upon sale(1)	790	1,763	263
Amortization charged against mortgage servicing fee income(2)	(515)	(419)	(216)
Valuation adjustment	(1)	(25)	(1)
Balance at end of year	$2,470	$2,196	$877
Valuation Allowance:
Balance at beginning of year	$(27)	$(2)	$(1)
Decrease (increase) in impairment reserve	26	(25)	(1)
Balance at end of year	$(1)	$(27)	$(2)
Fair value, beginning of year	$2,447	$1,496	$1,677
Fair value, end of year	$3,310	$2,447	$1,496
(1)    Associated income was reported within mortgage banking income, net on the consolidated statements of income.
(2)    Associated amortization expense was reported within mortgage banking income, net on the consolidated statements of income.

Servicer Net Worth and Liquidity Requirements. The Bank, as a servicer of loans, must maintain certain net worth and liquidity requirements for certain agencies and certain secondary market investors.

As lender and servicer of Federal Housing Authority (“FHA”) loans, the Bank is required to maintain a minimum net worth of $1.0 million plus 1.0% of total FHA loans exceeding $25.0 million (“minimum net worth required”) and maintain liquid assets equal to at least 20.0% of its minimum net worth required.

The Bank is required to maintain a minimum net worth of $2.5 million plus 25 basis points of the unpaid principal balance of serviced loans and must meet the minimum regulatory capital requirement to be classified as “well capitalized” by both FNMA and FHLMC.

Should the Bank fail to maintain the net worth and liquidity requirements above, the secondary market investor may take remedial action and the Company may lose the right to service the loans, which may result in an impairment of its servicing assets and/or loss of revenue.

At December 31, 2021 and 2020, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 14 for further details of the Company and Bank's regulatory capital requirements at December 31, 2021 and 2020.

NOTE 8 – DEPOSITS

The following is a summary of the scheduled maturities of time deposits (i.e. CDs) as of the dates indicated:

	December 31,
(In thousands)	2021	2020
1 year or less	$168,558	$243,232
Over 1 year to 2 years	93,525	54,533
Over 2 years to 3 years	19,742	21,068
Over 3 years to 4 years	16,577	18,267
Over 4 years to 5 years	8,948	17,448
Over 5 years	2,298	3,118
Total	$309,648	$357,666

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $80.7 million and $91.6 million at December 31, 2021 and 2020, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $347.0 million and $322.0 million at December 31, 2021 and 2020, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2021 and 2020 was $822,000 and $520,000, respectively.

At December 31, 2021 and 2020, the Company, in the normal course of business, had deposits from certain officers, directors and their associated companies totaling $52.6 million and $52.9 million, respectively.

NOTE 9 – BORROWINGS

The following table summarizes the Company's short-term borrowings, long-term borrowings and subordinated debentures as presented on the consolidated statements of condition for the dates indicated:

	December 31, 2021		Contractual Maturity						December 31, 2020
(Dollars in thousands)	Outstanding Balance	Weighted Average Contractual Rate	2022	2023	2024	2025	2026	Thereafter	Outstanding Balance	Weighted Average Contractual Rate
Short-Term Borrowings:
Customer repurchase agreements	$211,608	0.25%	$211,608	$—	$—	$—	$—	$—	$162,439	0.34%
FHLBB and correspondent bank overnight borrowings	—	—	—	—	—	—	—	—	—	—
Total short-term borrowings	$211,608	0.25%	$211,608	$—	$—	$—	$—	$—	$162,439	0.34%
Long-Term Borrowings:
FHLBB borrowings	$—	—%	$—	$—	$—	$—	$—	$—	$25,000	0.98%
Total long-term borrowings	$—	—%	$—	$—	$—		$—	$—	$25,000	0.98%
Subordinated Debentures:
Subordinated debentures	$—	—%	$—	$—	$—	$—	$—	$—	$15,000	5.50%
CCTA(1)	36,083	5.50%	—	—	—	—	—	36,083	36,083	5.50%
UBCT(1)	8,248	5.48%	—	—	—	—	—	8,248	8,248	5.48%
Total subordinated debentures	$44,331	5.50%	$—	$—	$—	$—	$—	$44,331	$59,331	5.50%
(1)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 12 for further discussion of derivative instruments.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows as of the dates indicated:

	December 31,
(Dollars in thousands)	2021		2020
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
March 2025	$—	—%	$25,000	0.98%
Total	$—		$25,000

In February 2021, the Company terminated its $25.0 million FHLBB borrowing contract, with a maturity date in 2025, and incurred a one-time prepayment penalty of $514,000.

FHLBB borrowings, if any, are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.4 billion and $1.3 billion at December 31, 2021 and 2020, respectively. The carrying value of investment securities pledged as collateral at the FHLBB was $26,000 and $38,000 at December 31, 2021 and 2020, respectively.

Subordinated Debentures

In October 2015, the Company issued $15.0 million of subordinated debt with an interest rate of 5.50% per annum, which qualified as Tier 2 regulatory capital. In April 2021, the Company redeemed the subordinated debt in full at par, plus accrued and unpaid interest. At December 31, 2020, the Company's $15.0 million of subordinated debt provided $12.0 million of Tier 2 capital, or 37 basis points of the Total risk-based capital ratio. The Company incurred certain costs associated with the issuance of the subordinated debt, which amortized over the expected life of the debt. For the years ended December 31, 2021, 2020 and 2019, the amortization expense for debt issuance costs was $0 and $251,000 and $115,000, respectively, and was recognized as an increase to interest expense within the consolidated statements of income. Debt issuance costs were fully amortized as of December 31, 2020.

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities is three-month LIBOR plus 140 basis points. At December 31, 2021 and 2020, the interest rate on the trust preferred securities was 1.62% and 1.64%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities is the average three-month LIBOR plus 1.42%. At December 31, 2021 and 2020, the interest rate on the trust preferred securities was 1.54% and 1.66%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2021, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 8.8% of Tier 1 capital of the Company, or 121 basis points of the Tier 1 capital ratio.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $2.5 million, $3.5 million, and $3.3 million for the year ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 12 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2021, the Company has the following lines of credit available to it, for which it had no outstanding balances:
•The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2021 and 2020. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB.
•The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 16, 2022 for which the interest rate is LIBOR-based and is set daily by PNC Bank.

•The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.
•The Company, through the Bank, has a secured line of credit of $54.7 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2021, the Bank pledged investment securities of $56.5 million.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings, allocated by source of collateral, as of the dates indicated:

	December 31,
(In thousands)	2021	2020
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$120,846	$90,015
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	88,749	70,902
Obligations of states and political subdivisions	2,013	1,522
Total	$211,608	$162,439
(1)     Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

Certain customers held CDs totaling $728,000 and $1.0 million at December 31, 2021 and 2020, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments for the dates indicated:

	December 31,
(In thousands)	2021	2020
Commitments to extend credit	$834,533	$723,986
Standby letters of credit	7,952	4,735
Total	$842,485	$728,721

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of December 31, 2021 and 2020, the ACL on off-balance sheet credit exposures was $3.2 million and $2.6 million, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the year ended December 31, 2021, 2020 and 2019, the provision (credit) for credit losses on off-balance sheet credit exposures was $627,000, ($797,000) and ($1,000), respectively. At December 31, 2021 and 2020, the ACL and provision (credit) for credit losses on off-balance sheet credit exposures was accounted for and reported using the CECL accounting methodology, and at December 31, 2019, it was accounted for and reported using the incurred loss accounting methodology. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of December 31, 2021 and 2020.

NOTE 12 – DERIVATIVES AND HEDGING

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s credit derivatives result from loan participation arrangements, and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the year ended December 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $1.6 million will be reclassified as an increase to interest expense and an additional $1.2 million will be reclassified as an increase to interest income over the next 12 months.

Derivatives not Designated as Hedges

Customer Loan Swaps. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Fixed Rate Mortgage Interest Rate Lock Commitments. As part of the origination process of a residential loan, the Company may enter into rate lock agreements with its borrower, which is considered an interest rate lock commitment. If the Company intends to sell the loan upon origination, it will account for the interest rate lock commitment as a derivative.

Forward Delivery Commitments. The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a “best effort“ or “mandatory delivery” basis. The Company's normal practice is typically to enter into these arrangements on a "best effort” basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative upon origination of a loan identified as held for sale.

Risk Participation Agreements. The Company’s existing credit derivatives result from participations in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$160,000	Other assets	$5,589	$83,000	Accrued interest and other liabilities	$7,872
Total derivatives designated as hedging instruments			$5,589			$7,872
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$345,545	Other assets	$19,297	$345,545	Accrued interest and other liabilities	$19,485
Risk participation agreements	25,347	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	20,437	Other assets	371	8,587	Accrued interest and other liabilities	91
Forward delivery commitments	3,882	Other assets	86	1,903	Accrued interest and other liabilities	6
Total derivatives not designated as hedging instruments			$19,754			$19,582
December 31, 2020
Derivatives designated as hedging instruments:
Interest rate contracts	$110,000	Other assets	$5,731	$143,000	Accrued interest and other liabilities	$11,625
Total derivatives designated as hedging instruments			$5,731			$11,625
Derivatives not designated as hedging instruments:
Customer loan swaps	$376,290	Other assets	$39,627	$376,290	Accrued interest and other liabilities	$39,627
Fixed rate mortgage interest rate lock commitments	58,574	Other assets	608	28,346	Accrued interest and other liabilities	248
Forward delivery commitments	24,951	Other assets	311	15,548	Accrued interest and other liabilities	196
Total derivatives not designated as hedging instruments			$40,546			$40,071
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Year Ended December 31, 2021
Interest rate contracts	$(1,697)	$(1,697)	$—	Interest and fees on loans	$1,614	$1,614	$—
Interest rate contracts	2,447	2,447	—	Interest on deposits	(661)	(661)	—
Interest rate contracts	2,237	2,237	—	Interest on subordinated debentures	(1,593)	(1,593)	—
Total	$2,987	$2,987	$—		$(640)	$(640)	$—

For the Year Ended December 31, 2020
Interest rate contracts	$5,693	$5,693	$—	Interest and fees on loans	$1,006	$1,006	$—
Interest rate contracts	(810)	(810)	—	Interest on deposits	(130)	(130)	—
Interest rate contracts	(135)	(135)	—	Interest on borrowings	(102)	(102)	—
Interest rate contracts	(3,534)	(3,534)	—	Interest on subordinated debentures	(1,371)	(1,371)	—
Total	$1,214	$1,214	$—		$(597)	$(597)	$—

For the Year Ended December 31, 2019
Interest rate contracts	$269	$269	$—	Interest and fees on loans	$(214)	$(214)	$—
Interest rate contracts	3	3	—	Interest on borrowings	32	32	—
Interest rate contracts	(3,245)	(3,245)	—	Interest on subordinated debentures	(739)	(739)	—
Total	$(2,973)	$(2,973)	$—		$(921)	$(921)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	For the Year Ended December 31,
	2021			2020				2019
(Dollars in thousands)	Interest and Fees on Loans	Interest on Deposits	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on Borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Borrowings	Interest on Subordinated Debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$125,437	$7,920	$2,523	$134,000	$15,544	$1,837	$3,512	$143,399	$3,621	$3,266
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$1,614	$(661)	$(1,593)	$1,006	$(130)	$(102)	$(1,371)	$(214)	$32	$(739)
Amount of gain (loss) reclassified from AOCI into income - included component	$1,614	$(661)	$(1,593)	$1,006	$(130)	$(102)	$(1,371)	$(214)	$32	$(739)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location on Consolidated Statements of Income	For the Year Ended December 31,
(Dollars in thousands)		2021	2020	2019
Customer loan swaps	Other expense	$(189)	$—	$—
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(80)	(102)	395
Forward delivery commitments	Mortgage banking income, net	(35)	(182)	282
Total		$(304)	$(284)	$677

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

As of December 31, 2021 and 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $26.1 million and $50.5 million, respectively. As of December 31, 2021 and 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $30.7 million and $57.5 million, respectively. If the Company had breached any of these provisions at December 31, 2021 or 2020, it could have been required to settle its obligations under the agreements at their termination value of $26.1 million and $50.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$19,297	$—	$19,297	$—	$—	$19,297
Interest rate contracts(3)	5,589	—	5,589	—	(5,529)	60
Total	$24,886	$—	$24,886	$—	$(5,529)	$19,357
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$19,485	$—	19,485	$—	$19,485	$—
Interest rate contracts(3)	7,872	—	7,872	—	6,603	1,269
Total	$27,357	$—	$27,357	$—	$26,088	$1,269
Customer repurchase agreements	$211,608	$—	$211,608	$211,608	$—	$—
December 31, 2020
Derivative assets:
Customer loan swaps - commercial customer(2)	$39,627	$—	$39,627	$—	$—	$39,627
Interest rate contracts(3)	5,731	—	5,731	—	(5,595)	136
Total	$45,358	$—	$45,358	$—	$(5,595)	$39,763
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$39,627	$—	39,627	$—	$39,627	$—
Interest rate contracts(3)	11,625	—	11,625	—	11,625	—
Total	$51,252	$—	$51,252	$—	$51,252	$—
Customer repurchase agreements	$162,439	$—	$162,439	$162,439	$—	$—
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

Under the current capital rules, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be “adequately capitalized.” In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2021 and 2020, and the Bank's capital ratios met the requirements for the Bank to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2021 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2021		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2020		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$522,714	14.71%	10.50%	10.00%	$498,290	15.40%	10.50%	10.00%
Tier 1 risk-based capital ratio	486,263	13.00%	8.50%	6.00%	445,858	13.78%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	443,263	12.00%	7.00%	N/A	402,858	12.45%	7.00%	N/A
Tier 1 leverage capital ratio(1)	486,263	8.92%	4.00%	N/A	445,858	9.13%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$488,070	13.78%	10.50%	10.00%	$460,611	14.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	451,620	12.75%	8.50%	8.00%	420,294	13.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	451,620	12.75%	7.00%	6.50%	420,294	13.03%	7.00%	6.50%
Tier 1 leverage capital ratio	451,620	8.31%	4.00%	5.00%	420,294	8.64%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, the debentures within its calculation of risk-based capital. At December 31, 2021 and 2020, $43.0 million of the junior subordinated debentures were induced in Tier 1 and Tier 2 capital for the Company.

In April 2021, the Company redeemed its $15.0 million of subordinated debt in full, at par plus accrued and unpaid interest, and thus the subordinated debt was no longer included as Tier 2 capital within the calculation of total risk-based capital for periods after the redemption date. At December 31, 2020, $12.0 million, or 80%, of the subordinated debt was included as Tier 2 capital within the calculation of the Company's total risk-based capital.

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

Dividends

The primary source of funds available to the Company for the payment of dividends to its shareholders is dividends paid to the Company by its wholly-owned subsidiary, the Bank. The Bank is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that a bank subsidiary may distribute. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank's undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's net income for the current year plus its retained net income for the prior two years.

For the years ended December 31, 2021, 2020, and 2019, the Bank declared dividends for payment to the Company in the amount of $41.7 million, $39.4 million, and $36.9 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company declared $22.1 million, $19.8 million and $18.9 million, respectively, in dividends payable to its shareholders.

Common Stock Repurchase

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

In January 2020, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2019. For the year ended December 31, 2020, the Company purchased 274,354 shares of its common stock at a weighted-average price of $35.36. This program has since terminated.

In February 2021, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2020. For the year ended December 31, 2021, the Company purchased 217,931 shares of its common stock at a weighted-average price of $46.25. This program has since terminated.

In January 2022, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2021. This program replaces the 2021 program and will continue until the earlier of: (1) authorized number of shares are repurchased, (2) the Company's Board of Directors terminates the program or (3) January 3, 2023.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Year Ended December 31,
	2021			2020			2019
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Unrealized holding (loss) gain	$(38,832)	$8,349	$(30,483)	$33,198	$(7,138)	$26,060	$26,743	$(5,750)	$20,993
Less: reclassification adjustment for net realized loss(1)	—	—	—	—	—	—	(105)	22	(83)
Net unrealized (loss) gain	(38,832)	8,349	(30,483)	33,198	(7,138)	26,060	26,848	(5,772)	21,076
Cash Flow Hedges:
Net increase (decrease) in fair value	2,987	(642)	2,345	1,214	(260)	954	(2,973)	639	(2,334)
Less: reclassified AOCI gain (loss) into interest expense(2)	(2,254)	485	(1,769)	(1,603)	345	(1,258)	(707)	151	(556)
Less: reclassified AOCI gain (loss) into interest income(3)	1,614	(347)	1,267	1,006	(216)	790	(214)	47	(167)
Net increase (decrease) in fair value	3,627	(780)	2,847	1,811	(389)	1,422	(2,052)	441	(1,611)
Postretirement Plans:
Net actuarial loss	(20)	4	(16)	(1,282)	277	(1,005)	(1,918)	412	(1,506)
Less: Amortization of net actuarial loss(4)	(894)	192	(702)	(701)	151	(550)	(271)	59	(212)
Less: Amortization of net prior service credits(4)	24	(5)	19	24	(5)	19	24	(5)	19
Net loss on postretirement plans	850	(183)	667	(605)	131	(474)	(1,671)	358	(1,313)
Other comprehensive (loss) income	$(34,355)	$7,386	$(26,969)	$34,404	$(7,396)	$27,008	$23,125	$(4,973)	$18,152
(1)    Reclassified into net loss on sale of securities on the consolidated statements of income.
(2)    Reclassified into interest on deposits, borrowings and subordinated debentures on the consolidated statements of income.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income.
(4)    Reclassified into salaries and employee benefits and other expenses on the consolidated statements of income.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized (Losses) Gains on AFS Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2018	$(17,826)	$(4,437)	$(2,157)	$(24,420)
Other comprehensive income (loss) before reclassifications	20,993	(2,334)	(1,506)	17,153
Less: Amounts reclassified from AOCI	(83)	(723)	(193)	(999)
Other comprehensive income (loss)	21,076	(1,611)	(1,313)	18,152
Balance at December 31, 2019	3,250	(6,048)	(3,470)	(6,268)
Other comprehensive income (loss) before reclassifications	26,060	954	(1,005)	26,009
Less: Amounts reclassified from AOCI	—	(468)	(531)	(999)
Other comprehensive income (loss)	26,060	1,422	(474)	27,008
Balance at December 31, 2020	29,310	(4,626)	(3,944)	20,740
Other comprehensive (loss) income before reclassifications	(30,483)	2,345	(16)	(28,154)
Less: Amounts reclassified from AOCI	—	(502)	(683)	(1,185)
Other comprehensive (loss) income	(30,483)	2,847	667	(26,969)
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
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

		For the Year Ended December 31,
(In thousands)	Location on Consolidated Statements of Income	2021	2020	2019
Debit card interchange income	Debit card income	$13,105	$10,420	$9,701
Services charges on deposit accounts	Service charges on deposit accounts	6,626	6,697	8,393
Fiduciary services income	Income from fiduciary services	6,516	6,115	5,901
Investment program income	Brokerage and insurance commissions	3,913	2,832	2,625
Other non-interest income	Other income	1,794	1,672	1,710
Total non-interest income within the scope of ASC 606		31,954	27,736	28,330
Total non-interest income not in scope of ASC 606		17,781	22,754	13,783
Total non-interest income		$49,735	$50,490	$42,113

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts. Additional information related to each revenue stream is discussed below.

Debit Card Interchange Income. The Company has separate contracts with intermediaries and earns interchange revenue and incurs related expenses on debit card transactions of its deposit customers. Income earned and expenses incurred by the Company are dependent on its depositors' debit card usage, including depositor spend, transaction type and merchant. The rates earned are determined by the intermediaries. The Company determined that although the contract for which revenues are directly earned is with the intermediary rather than the depositor, that an underlying contract with each depositor is required for the generation of debit card interchange income and it is the depositors' debit card usage that drives the revenues earned and related expenses incurred. The contract with the depositor is day-to-day and can be closed by the customer or the Company at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

The Company's debit card interchange revenue and related expenses are presented on a gross basis as it has control of the specified service prior to transfer to the depositor through the extension of credit.

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the years ended December 31, 2021, 2020 and 2019, cash rewards totaled $477,000, $603,000 and $554,000, respectively.

Service charges on deposit accounts. Deposit-related fees, include, but are not limited to, overdraft income, service charge income, and other fees generated by the depositor relationship with the Company. For each depositor relationship, an agreement and related disclosures outline the terms of the contract between the depositor and the Bank, including the assessment of fees and fee structure for its various products. The contract is day-to-day and can be closed by the customer or the Company at any time. As such, the Company recognizes revenue at the time of the transaction as the performance obligation has been met.

Fiduciary services income. The Company, through its wealth management and trust services department, doing business as Camden National Wealth Management, earns fees for its investment management and related services for its clients. Fees earned for its services are largely dependent on assets under management as of the last day of the month and do not contain performance clauses. Should the applicable services contract be terminated by either party, fees for services are earned up to the effective date of contract termination. As such, fiduciary services income is earned and recognized daily.

Investment program income. Under an investment program offered by the Company, doing business as Camden Financial Consultants (“Program”), its clients are provided access to brokerage, advisory and insurance products offered through an unaffiliated third party. Certain Company employees are registered securities representatives and/or registered investment advisor representatives of the third party, operating in such capacity under Camden Financial Consultants to provide clients with brokerage, investment advisory and insurance related services. The Company receives a portion of the commissions and fees received by the unaffiliated third party brokerage firm from the sale of investment products and investment advisory services, in accordance with the terms of the contract between the two parties.

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

NOTE 17 – STOCK-BASED COMPENSATION PLANS

On April 29, 2003 and May 1, 2012, the shareholders of the Company approved the 2003 Stock Option and Incentive Plan (“2003 Plan”) and 2012 Equity and Incentive Plan (“2012 Plan”), respectively, the maximum number of shares of stock reserved and available for issuance under the 2012 Plan was 1.2 million shares. Awards may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price will not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock option is exercisable more than ten years after the date the stock option was granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for certain non-qualified stock options that were issued in conjunction with an acquisition.

The amount of cash used to settle stock-based compensation transactions for the years ended December 31, 2021, 2020 and 2019 was $629,000, $374,000 and $455,000, respectively.

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

For the years ended December 31, 2021, 2020 and 2019, the Company did not issue any stock options. At December 31, 2021 there were no options outstanding that had been granted under the 2003 Plan.

Stock option expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. For the years ended December 31, 2021, 2020 and 2019, the expense recognized was $0, $4,000 and $7,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the years ended December 31, 2021, 2020 and 2019 was $23,000, $7,000, and $8,000, respectively. Additionally, for the years ended December 31, 2021, 2020 and 2019, the Company received a tax benefit upon the exercise of non-qualified stock options, of $1,000 for each year.

Stock option activity for the year ended December 31, 2021 was as follows:

(Dollars in thousands, except per option data)	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	10,513	$25.29
Granted	—	—
Exercised	(7,113)	24.91
Forfeited	(400)	42.44
Expired	—	—
Options outstanding at December 31, 2021	3,000	$23.89	2.5	$73
Options exercisable at December 31, 2021	3,000	$23.89	2.5	$73

A summary of the status of the Company’s nonvested stock options as of December 31, 2021 and changes during the year then ended was as follows:

	Options	Weighted-Average Grant Date Fair Value per Option
Nonvested at January 1, 2021	900	$6.89
Granted	—	—
Vested	(500)	6.18
Forfeited	(400)	7.78
Nonvested at December 31, 2021	—	$—

For the years ended December 31, 2021, 2020 and 2019, the Company received cash from the exercise of stock options of $159,000, $33,000 and $95,000 respectively.

The Company did not have any unrecognized expense for non-vested stock options at December 31, 2021. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $146,000, $90,000, and $309,000, respectively.

Restricted Stock Units

Restricted stock units vest pro-rata over the requisite service period, which is typically three or five years. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until they vest.

For the years ended December 31, 2021, 2020 and 2019, the Company issued restricted stock units with a grant-date fair value of $994,000, $500,000 and $657,000, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Restricted stock unit expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Expense	$610	$475	$389
Income tax benefit	131	102	84
Fair value of grants vested	506	407	302

Restricted stock unit activity for the year ended December 31, 2021 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2021	46,367	$37.80
Granted	20,689	48.05
Vested	(12,818)	39.49
Forfeited	(4,653)	42.10
Nonvested at December 31, 2021	49,585	$41.23	3.1	$2,388	$1,529

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three years, or earlier if a recipient retires and has met the retirement eligibility requirements of the plan. Awards issued to Company directors are not subject to any service requirements and vest immediately. Nonvested restricted stock awards participate in Company dividends and recipients are entitled to vote these restricted shares during the vesting period.

For the years ended December 31, 2021, 2020 and 2019, the Company issued restricted stock awards with a grant-date fair value of $924,000, $1.0 million and $724,000, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for restricted stock awards issued to employees of the Company is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense for awards issued to directors of the Company (which are not subject to service requirements and vest immediately) is recognized with consulting and professional fees on the consolidated statements of income. The expense and the related income tax benefit recognized in connection with the restricted stock awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Expense	$895	$781	$751
Income tax benefit	192	168	161
Fair value of grants vested	901	772	780

Restricted stock award activity, which includes awards issued to directors of the Company, for the year ended December 31, 2021 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2021	23,656	$34.96
Granted	19,538	47.29
Vested	(21,706)	41.52
Forfeited	(2,517)	37.64
Nonvested at December 31, 2021	18,971	$39.80	1.6	$914	$459

MSPP

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of a portion of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount of the fair market value of the stock on the date of grant and they cliff vest two years after the grant date, or earlier if a recipient reaches the retirement eligibility requirements of the Plan. Should an employee forfeit his or her non-vested MSPP awards, the Company will return the lesser of the strike price paid by the employee or the fair value of the non-vested awards as of the date forfeited. Restricted stock issued under the MSPP participate in Company dividends and are entitled to vote these restricted shares during the vesting period.

For the years ended December 31, 2021, 2020 and 2019, the Company issued MSPP awards with a grant-date fair value of $157,000, $83,000 and $85,000, respectively, to certain employees.

The expense for restricted stock awards is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Expense	$104	$71	$95
Income tax benefit	22	15	20
Fair value of grants vested	70	110	75

MSPP award activity for the year ended December 31, 2021 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2021	17,024	$8.74
Granted	9,619	16.35
Vested	(6,338)	11.02
Forfeited	(1,414)	11.46
Nonvested at December 31, 2021	18,891	$11.64	0.7	$356	$88

For the years ended December 31, 2021, 2020 and 2019, the Company received cash from the issuance of restricted shares under the MSPP of $324,000, $247,000 and $250,000, respectively. At December 31, 2021 and 2020, cash received from certain participating employees totaled $554,000 and $455,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards granted are 50% weighted on the attainment of certain performance targets approved by the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if the performance targets are achieved, and the amount received by the LTIP participants may vary from 0% - 200% of target, depending on the level at which performance targets are met. Failure to achieve the specific performance measures will result in all or a portion of the performance-based share units being forfeited. The service-based awards are restricted stock awards and generally vest annually pro-rata over a three year period. The associated service-based awards are disclosed within the aforementioned “Restricted Stock Awards” section of this note.

For the years ended December 31, 2021, 2020 and 2019, the Company issued performance-based stock awards with a grant-date fair value of $753,000, $978,000 and $624,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the performance-based share units is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related tax benefit for the LTIP's performance-based share units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Expense	$637	$332	$532
Related income tax benefit	137	71	114
Fair value of grants vested	435	—	344

LTIP performance-based share unit activity for the year ended December 31, 2021 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2021	51,394	$37.07
Granted(1)	17,822	46.95
Vested	(10,157)	42.82
Forfeited	(7,479)	38.32
Nonvested at December 31, 2021	51,580	$39.17	1.6	$2,020	$434
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

For the years ended December 31, 2021, 2020 and 2019, the Company issued DCRP awards with a grant-date fair value of $247,000, $169,000 and $153,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the DCRP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Expense	$135	$122	$110
Related income tax benefit	29	26	24
Fair value of grants vested	118	129	102

DCRP award activity for the year ended December 31, 2021 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2021	5,372	$33.93
Granted	5,167	47.75
Vested	(2,933)	40.16
Forfeited	(600)	47.75
Nonvested at December 31, 2021	7,006	$40.33	16.0	$337	$234

NOTE 18 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan and the majority of its employees participate in the plans. The Company's employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. The Company, at its discretion, may make profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For each of the years ended December 31, 2021, 2020 and 2019, these additional contributions totaled 3% of employee eligible compensation. For the years ended December 31, 2021, 2020 and 2019, expenses under the 401(k) plan matching contribution and profit sharing contributions totaled $2.9 million, $2.9 million, and $2.4 million, respectively.

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

The Company also provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan. This postretirement plan is a benefit only to certain qualifying participants. There are no new entrants to the Company's medical and health postretirement benefit plan.

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,		December 31,
(In thousands)	2021	2020	2021	2020
Benefit obligations:
Beginning of year	$16,031	$14,682	$4,420	$4,049
Service cost	504	464	26	28
Interest cost	389	460	103	123
Actuarial loss (gain)	222	911	(202)	371
Benefits paid	(536)	(486)	(180)	(151)
End of year	16,610	16,031	4,167	4,420
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	536	486	180	151
Benefits paid	(536)	(486)	(180)	(151)
End of year	—	—	—	—
Unfunded status at end of year(1)	$16,610	$16,031	$4,167	$4,420
Amounts recognized in AOCI, net of tax:
Net actuarial loss	$2,653	$3,090	$718	$967
Prior service credit	—	—	(94)	(113)
Total	$2,653	$3,090	$624	$854
(1)    Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2021 and 2020 was $16.5 million and $15.7 million, respectively.

For the year ending December 31, 2022, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $859,000. All prior service costs have been fully amortized.

For the year ending December 31, 2022, the estimated actuarial loss and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $88,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the periods indicated:

	SERP			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In thousands)	2021	2020	2019	2021	2020	2019
Net periodic benefit cost:
Service cost(1)	$504	$464	$395	$26	$28	$48
Interest cost(2)	389	460	523	103	123	148
Recognized net actuarial loss(2)	778	623	240	116	78	31
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	1,671	1,547	1,158	221	205	203
Changes in funded status recognized in OCI, before taxes:
Net actuarial loss (gain) arising during period	222	911	1,524	(202)	371	394
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial loss	(778)	(623)	(240)	(116)	(78)	(31)
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	(556)	288	1,284	(294)	317	387
Total recognized in net periodic benefit cost and OCI, before taxes	$1,115	$1,835	$2,442	$(73)	$522	$590
(1)    Presented in salaries and employee benefits on the consolidated statements of income.
(2)    Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	2.8%	2.5%	3.2%	2.8%	2.4%	3.2%
Discount rate for net periodic benefit cost	2.5%	3.2%	4.2%	2.4%	3.2%	4.2%
Rate of compensation increase for benefit obligation	3.0%	3.0%	3.0%	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost	3.0%	3.0%	3.0%	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 6.5%	4.5% - 6.5%	4.5% - 7.0%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2021.

For the year ending December 31, 2022, the expected contribution for the SERP is $566,000 and for the other postretirement benefits plan is $261,000. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2022	$566	$261
2023	835	258
2024	966	260
2025	1,265	243
2026	1,177	228
Next 5 years	5,782	1,098

NOTE 19 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$16,555	$15,197	$11,876
State	1,709	1,474	1,241
Total	18,264	16,671	13,117
Deferred:
Federal	(622)	(1,720)	1,230
State	(15)	(41)	29
Total	(637)	(1,761)	1,259
Income tax expense	$17,627	$14,910	$14,376

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21.0% as a result of the following:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Computed tax expense	$18,195	$15,623	$15,032
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	1,338	1,132	1,003
Tax exempt income	(782)	(894)	(738)
Income from life insurance	(496)	(532)	(509)
Low income housing credits	(591)	(500)	(430)
Share-based awards	(103)	33	(60)
Other	66	48	78
Income tax expense	$17,627	$14,910	$14,376
Income before income tax expense	$86,641	$74,396	$71,579
Effective tax rate	20.3%	20.0%	20.1%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2021		2020
(In thousands)	Asset	Liability	Asset	Liability
Net operating loss and tax credit carryforward	$8,741	$—	$9,593	$—
Allowance for loan losses	7,837	—	8,693	—
Pension and other benefits	5,027	—	4,878	—
Net unrealized losses on derivative instruments	528	—	1,267	—
Deferred compensation and benefits	1,002	—	961	—
Net unrealized losses (gains) on AFS debt securities	321	—	—	(8,027)
Depreciation	—	(2,382)	—	(3,204)
Deferred loan origination fees	—	(2,038)	—	(2,111)
Other	174			(94)
Gross deferred tax assets (liabilities)	$23,630	$(4,420)	$25,392	$(13,436)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$19,210		$11,956

At December 31, 2021 and 2020, the Company had $40.5 million and $44.4 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2021 and 2020 determined that no valuation allowance was necessary.

As of December 31, 2021, the Company's federal and state income tax returns for the years ended December 31, 2020, 2019 and 2018 were open to audit by federal and state authorities.

NOTE 20 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2021	2020	2019
Net income	$69,014	$59,486	$57,203
Dividends and undistributed earnings allocated to participating securities(1)	(190)	(149)	(120)
Net income available to common shareholders	$68,824	$59,337	$57,083
Weighted-average common shares outstanding for basic EPS	14,903,855	14,985,235	15,407,289
Dilutive effect of stock-based awards(2)	67,723	38,532	45,733
Weighted-average common and potential common shares for diluted EPS	14,971,578	15,023,767	15,453,022
Earnings per common share:
Basic EPS	$4.62	$3.96	$3.70
Diluted EPS	$4.60	$3.95	$3.69
Awards excluded from the calculation of diluted EPS(3):
Performance-based share units	2,403	1,849	—
Stock options	—	1,000	—
(1)     Represents dividends paid and undistributed earnings allocated to non-vested stock-based awards that contain non-forfeitable rights to dividends.
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

Non-vested stock-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s non-vested stock-based awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding participating non-vested stock-based awards. Diluted EPS is computed in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Trading Securities. The fair value of trading securities is reported using market quoted prices and has been classified as Level 1 as they are actively traded and no valuation adjustments have been applied.

Debt Securities.  The fair value of investments in debt securities is reported utilizing prices provided by an independent pricing service based on recent trading activity and other observable information including, but not limited to, dealer quotes, market spreads, cash flows, market interest rate curves, market consensus prepayment speeds, credit information, and the bond’s terms and conditions. The fair value of debt securities is classified as Level 2.

Loans Held For Sale. The fair value of loans held for sale is determined on an individual loan basis using quoted secondary market prices and is classified as Level 2.

Derivatives.  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of December 31, 2021 and 2020, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2021
Financial assets:
Trading securities	$4,428	$4,428	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	8,344	—	8,344	—
Obligations of states and political subdivisions	117,478	—	117,478	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,000,257	—	1,000,257	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	358,849	—	358,849	—
Subordinated corporate bonds	22,558	—	22,558	—
Loans held for sale	5,815	—	5,815	—
Customer loan swaps	19,297	—	19,297	—
Interest rate contracts	5,589	—	5,589	—
Fixed rate mortgage interest rate lock commitments	371	—	371	—
Forward delivery commitments	86	—	86	—
Financial liabilities:
Trading securities	$4,428	$4,428	$—	$—
Customer loan swaps	19,485	—	19,485	—
Interest rate contracts	7,872	—	7,872	—
Fixed rate mortgage interest rate lock commitments	91	—	91	—
Forward delivery commitments	6	—	6	—
December 31, 2020
Financial assets:
Trading securities	$4,161	$4,161	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	127,120	—	127,120	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	566,618	—	566,618	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	410,454	—	410,454	—
Subordinated corporate bonds	11,621	—	11,621	—
Loans held for sale	41,557	—	41,557	—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	5,731	—	5,731	—
Fixed rate mortgage interest rate lock commitments	608	—	608	—
Forward delivery commitments	311	—	311	—
Financial liabilities:
Trading securities	$4,161	$4,161	$—	$—
Customer loan swaps	39,627	—	39,627	—
Interest rate contracts	11,625	—	11,625	—
Fixed rate mortgage interest rate lock commitments	248	—	248	—
Forward delivery commitments	196	—	196	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2021 or 2020. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Collateral-Dependent Loans.  Expected credit losses on individually assessed loans deemed to be collateral dependent are valued based upon the lower of amortized cost or fair value of the underlying collateral less costs to sell. Management estimates the fair values of these assets using Level 2 inputs, such as the fair value of collateral based on independent third-party market approach appraisals for collateral-dependent loans, and Level 3 inputs where circumstances warrant an adjustment to the appraised value based on the age of the appraisal and/or comparable sales, condition of the collateral, and market conditions.

Servicing Assets.  The Company accounts for mortgage servicing assets at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and as such, the Company has determined servicing assets are Level 3 of the fair value hierarchy.

Non-Financial Instruments Recorded at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with GAAP, which may include OREO, goodwill and core deposit intangible assets. As of December 31, 2021 and 2020, the Company did not have any non-financial assets or non-financial liabilities measured and reported at fair value.

OREO. OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3.

Goodwill. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. Through its assessments, management concluded goodwill was not impaired for the year ended December 31, 2021 or, 2020.

Core Deposit Intangible Assets. Core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the year ended December 31, 2021 or 2020, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2021
Financial assets:
Collateral-dependent loans	$73	$—	$—	$73
December 31, 2020
Financial assets
Servicing Assets	$1,010	$—	$—	$1,010
Non-financial assets:
OREO	$236	$—	$—	$236

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
December 31, 2021
Collateral-dependent loans:
Specifically reserved	$73	Market approach appraisal of collateral	Estimated selling costs	11%
December 31, 2020
Servicing assets	$1,010	Discounted cash flow	Weighted-average constant prepayment rate	19%
			Weighted average discount rate	10%
OREO	$236	Market approach appraisal of collateral	Management adjustment of appraisal	5%
			Estimated selling costs	11%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2021
Financial Assets
HTM debt securities	$1,291	$1,380	$—	$1,380	$—
Commercial real estate loans(1)(2)	1,474,087	1,435,794	—	—	1,435,794
Commercial loans(2)	359,512	356,463	—	—	356,463
SBA PPP loans(2)	35,934	37,133	—	—	37,133
Residential real estate loans(2)	1,300,314	1,297,592	—	—	1,297,592
Home equity loans(2)	208,934	205,920	—	—	208,934
Consumer loans(2)	19,437	17,551	—	—	17,551
Servicing assets	2,471	3,310	—	—	3,310
Financial liabilities:
Time deposits	$409,668	$409,264	$—	$409,264	$—
Short-term borrowings	211,608	211,586	—	211,586	—
Long-term borrowings	—	—	—	—	—
Subordinated debentures	44,331	33,248	—	33,248	—
December 31, 2020
Financial assets:
HTM debt securities	$1,297	$1,411	$—	$1,411	$—
Commercial real estate loans(1)(2)	1,344,860	1,307,132	—	—	1,307,132
Commercial loans(2)	374,791	372,194	—	—	372,194
SBA PPP loans(2)	135,026	137,209	—	—	137,209
Residential real estate loans(2)	1,051,324	1,066,991	—	—	1,066,991
Home equity loans(2)	255,957	253,276	—	—	253,276
Consumer loans(2)	19,999	18,102	—	—	18,102
Servicing assets	2,196	1,437	—	—	1,437
Financial liabilities:
Time deposits	$457,694	$460,278	$—	$460,278	$—
Short-term borrowings	162,439	162,420	—	162,420	—
Long-term borrowings	25,000	25,442	—	25,442	—
Subordinated debentures	58,331	46,475	—	46,475	—
(1) Commercial real estate loans includes non-owner-occupied and owner-occupied properties.
(2) The presented carrying amount is net of the allocated ACL on loans.

Excluded from the summary were financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company considers its financial instruments' current use to be the highest and best use of the instruments.

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2021	2020
ASSETS
Cash	$34,339	$35,359
Investment in subsidiary	558,045	558,820
Receivable from subsidiary	—	46
Other assets	19,259	23,401
Total assets	$611,643	$617,626
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$44,331	$59,331
Due to subsidiary	156	—
Other liabilities	25,862	28,981
Shareholders’ equity	541,294	529,314
Total liabilities and shareholders’ equity	$611,643	$617,626

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating Income
Dividend income from subsidiary	$41,700	$39,400	$36,900
Other income	7	103	1,128
Total operating income	41,707	39,503	38,028
Operating Expenses
Interest on borrowings	2,524	3,512	3,267
Fees to Bank	160	160	160
Other operating expenses	628	578	641
Total operating expenses	3,312	4,250	4,068
Income before equity in undistributed income of subsidiaries and income taxes	38,395	35,253	33,960
Equity in undistributed income of subsidiaries	29,869	23,299	22,580
Income before income taxes	68,264	58,552	56,540
Income tax benefit	750	934	663
Net Income	$69,014	$59,486	$57,203

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income	$69,014	$59,486	$57,203
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(29,869)	(23,299)	(22,579)
Decrease (increase) in other assets	4,244	(5,228)	(2,935)
Increase (decrease) in due to subsidiaries	202	71	(109)
(Decrease) increase in other liabilities	(558)	(83)	4,298
Net cash provided by operating activities	43,033	30,947	35,878
Investing Activities
Proceeds from other investments	—	1,712	—
Net cash provided by investing activities	—	1,712	—
Financing Activities
Net proceeds from issuance of common stock	2,118	1,670	1,683
Common stock repurchases	(10,090)	(9,689)	(20,795)
Repayment of subordinated debt	(15,000)	—	—
Cash dividends paid on common stock	(21,081)	(19,842)	(18,572)
Net cash used in financing activities	(44,053)	(27,861)	(37,684)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,020)	4,798	(1,806)
Cash, cash equivalents and restricted cash at beginning of year	35,359	30,561	32,367
Cash, cash equivalents and restricted cash at end of year	$34,339	$35,359	$30,561

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans
As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans. The Company’s allowance for credit losses on loans balance was $33.3 million at December 31, 2021. Management applies two primary components during the estimation process to determine proper allowance levels; a specific loan loss allocation for loans that are individually evaluated, which was approximately $397 thousand at December 31, 2021 and a general loan loss allocation for those loans collectively evaluated. For loans collectively evaluated, management disaggregates the loan portfolio into pools of similar risk characteristics and utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data are derived from internal historical default and loss experience as well as the use of external data where there are not statistically meaningful loss events for a loan segment. The reserve for loans collectively evaluated was approximately $32.9 million at December 31, 2021. The development of the general loan loss allocation requires a significant amount of judgement by management and involves a high degree of estimation uncertainty.

We identified the determination of PD, LGD, prepayment speeds, forecasted economic scenarios and qualitative factors as a critical audit matter because auditing the underlying assumptions required a high degree of complexity and auditor judgement in the evaluation of the Company’s methodology and assumptions and involves a high degree of estimation uncertainty. This includes modeling of PD, LGD and forecasts and related key inputs to those models such as emergence period, recovery period and economic forecasts.

Our audit procedures related to this critical audit matter include the following, among others:

a.We obtained an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over model approval, validation and approval of key data inputs such as PD, LGD, emergence period, recovery period, forecasted economic scenarios and qualitative factors (such as economic and business conditions) including validation of underlying data.

a.We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD such as emergence period and recovery period by agreeing those inputs to internal or external information sources.

a.We tested management’s forecasts of future economic indicators which include Maine unemployment, national gross domestic product (GDP) growth, Maine GDP growth and Maine Housing Price Index, by comparing these forecasts to external and internal information sources.

a.We evaluated management’s judgments and assumptions used in the development of the qualitative factors, including magnitude and directional consistency, and the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

We have served as the Company's auditor since 2014.

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Camden National Corporation
Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and our report dated March 11, 2022 expressed an unqualified opinion.

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
March 11, 2022

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2021. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2021 was included within Item 1. Business — Information about our Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on April 26, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on April 26, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	169,216	$1.72	905,835
Equity compensation plans not approved by shareholders	—	—	—
Total	169,216	$1.72	905,835
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

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on April 26, 2022.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on April 26, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on April 26, 2022.

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

3.1	Articles of Incorporation of Camden National Corporation, as amended (incorporated herein by reference to Exhibit 3.i.1 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
3.2	Amendment to the Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on April 26, 2017).
3.3	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on March 30, 2021).
4.1*	Description of Camden National Corporation's Securities Registered under Section 12 of the Exchange Act.
10.1+	Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 8, 2012).
10.2+
Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of March 9, 2015 (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K filed with the Commission on March 10, 2015).

10.3+
Second Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of March 31, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 7, 2015).

10.4+
Third Amendment to Camden National Corporation 2012 Equity and Incentive Plan, dated as of April 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 27, 2018).

10.5+
Camden National Corporation Amended and Restated Management Stock Purchase Plan, dated as of February 26, 2019 (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K filed with the Commission on March 13, 2019).

10.6+
Form of Restricted Stock Award Agreement under the Camden National Corporation Management Stock Purchase Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K filed with the commission on March 13, 2019).

Exhibit No.	Definition
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

10.9+
Form of Restricted Stock Unit Award Agreement for Company Employees under the Camden National Corporation 2012 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on May 4, 2018).

10.10+
Form of Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Camden National Corporation and certain executives (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.11+	Camden National Corporation Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K filed with the Commission on March 9, 2018).
10.12+	Supplemental Executive Retirement Program (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 4, 2008).
10.13+	Union Trust Company’s Amended and Restated Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 12, 2008).
10.14*+	Camden National Corporation Nonqualified Deferred Compensation Plan.
10.15*+	Camden National Corporation Nonqualified Deferred Compensation Plan Adoption Agreement.
10.16+	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.17+	Camden National Corporation Executive Annual Incentive Program (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-Q filed with the Commission on March 15, 2021).
10.18+
Form of Change in Control Agreement for chief executive officer and other executive officers (incorporated herein by reference to Exhibit 10.21 in the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.19+
Camden National Corporation 2018-2020 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 27, 2018).

10.20+
Camden National Corporation 2019-2021 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 27, 2018).

10.21+
Camden National Corporation 2020-2022 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on May 4, 2020).

21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Definition
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	iXBRL (Inline eXtensible Business Reporting Language).

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.
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

Date: March 11, 2022	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 11, 2022
Gregory A. Dufour
/s/ Michael R. Archer	Chief Financial Officer and Principal Financial and Accounting Officer	March 11, 2022
Michael R. Archer
/s/ Lawrence J. Sterrs	Chair and Director	March 11, 2022
Lawrence J. Sterrs
/s/ Ann W. Bresnahan	Director	March 11, 2022
Ann W. Bresnahan
/s/ Craig N. Denekas	Director	March 11, 2022
Craig N. Denekas
/s/ David C. Flanagan	Director	March 11, 2022
David C. Flanagan
/s/ S. Catherine Longley	Director	March 11, 2022
S. Catherine Longley
/s/ Marie J. McCarthy	Director	March 11, 2022
Marie J. McCarthy
/s/ James H. Page	Director	March 11, 2022
James H. Page
/s/ Carl J. Soderberg	Director	March 11, 2022
Carl J. Soderberg
/s/ Robin A. Sawyer	Director	March 11, 2022
Robin A. Sawyer