Form 10-Q
period 2022-03-31
CAMDEN NATIONAL CORP
filed 2022-05-05
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 29, 2022: Common stock (no par value) 14,656,487 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$53,875	$38,902
Interest-bearing deposits in other banks (including restricted cash)	85,508	181,723
Total cash, cash equivalents and restricted cash	139,383	220,625
Investments:
Trading securities	4,124	4,428
Available-for-sale securities, at fair value (amortized cost of $1,516,057 and $1,508,981, respectively)	1,421,809	1,507,486
Held-to-maturity securities, at amortized cost (fair value of $1,300 and $1,380, respectively)	1,290	1,291
Other investments	10,187	10,280
Total investments	1,437,410	1,523,485
Loans held for sale, at fair value (book value of $6,818 and $5,786, respectively)	6,705	5,815
Loans	3,534,218	3,431,474
Less: allowance for credit losses on loans	(31,770)	(33,256)
Net loans	3,502,448	3,398,218
Goodwill	94,697	94,697
Core deposit intangible assets	2,032	2,188
Bank-owned life insurance	97,816	97,241
Premises and equipment, net	37,226	37,775
Deferred tax assets	36,131	19,210
Other assets	66,567	101,102
Total assets	$5,420,415	$5,500,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,200,807	$1,279,565
Interest checking	1,440,390	1,351,736
Savings and money market	1,474,300	1,459,472
Certificates of deposit	299,865	309,648
Brokered deposits	161,302	208,468
Total deposits	4,576,664	4,608,889
Short-term borrowings	237,668	211,608
Subordinated debentures	44,331	44,331
Accrued interest and other liabilities	79,306	94,234
Total liabilities	4,937,969	4,959,062
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,746,410 and 14,739,956 shares on March 31, 2022 and December 31, 2021, respectively	123,012	123,111
Retained earnings	435,347	424,412
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale debt securities, net of tax	(73,984)	(1,173)
Net unrealized gain (loss) on cash flow hedging derivative instruments, net of tax	1,166	(1,779)
Net unrecognized loss on postretirement plans, net of tax	(3,095)	(3,277)
Total accumulated other comprehensive loss	(75,913)	(6,229)
Total shareholders’ equity	482,446	541,294
Total liabilities and shareholders’ equity	$5,420,415	$5,500,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2022	2021
Interest Income
Interest and fees on loans	$32,035	$30,560
Taxable interest on investments	5,789	3,829
Nontaxable interest on investments	764	728
Dividend income	106	105
Other interest income	164	166
Total interest income	38,858	35,388
Interest Expense
Interest on deposits	1,833	2,063
Interest on borrowings	131	156
Interest on subordinated debentures	529	805
Total interest expense	2,493	3,024
Net interest income	36,365	32,364
Credit for credit losses	(1,075)	(1,956)
Net interest income after credit for credit losses	37,440	34,320
Non-Interest Income
Debit card income	2,924	2,736
Service charges on deposit accounts	1,833	1,539
Income from fiduciary services	1,631	1,526
Mortgage banking income, net	1,034	7,109
Brokerage and insurance commissions	994	953
Bank-owned life insurance	576	594
Other income	833	758
Total non-interest income	9,825	15,215
Non-Interest Expense
Salaries and employee benefits	15,506	14,522
Furniture, equipment and data processing	3,132	3,027
Net occupancy costs	2,144	1,951
Debit card expense	1,066	986
Consulting and professional fees	1,007	863
Regulatory assessments	655	503
Amortization of core deposit intangible assets	156	164
Other real estate owned and collection recoveries, net	(85)	(191)
Other expenses	2,628	3,074
Total non-interest expense	26,209	24,899
Income before income tax expense	21,056	24,636
Income Tax Expense	4,261	4,896
Net Income	$16,795	$19,740
Per Share Data
Basic earnings per share	$1.14	$1.32
Diluted earnings per share	$1.13	$1.31
Weighted average number of common shares outstanding	14,741,271	14,916,387
Diluted weighted average number of common shares outstanding	14,822,332	14,994,534
Cash dividends declared per share	$0.40	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net Income	$16,795	$19,740
Other comprehensive loss:
Net change in unrealized gain on available-for-sale securities, net of tax	(72,811)	(17,509)
Net change in unrealized loss on cash flow hedging derivatives, net of tax	2,945	5,164
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	182	170
Other comprehensive loss	(69,684)	(12,175)
Comprehensive (Loss) Income	$(52,889)	$7,565

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	19,740	—	19,740
Other comprehensive income, net of tax	—	—	—	(12,175)	(12,175)
Stock-based compensation expense	—	703	—	—	703
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	19,337	(80)	—	—	(80)
Common stock repurchased	—	—	—	—	—
Cash dividends declared ($0.36 per share)	—	—	(5,382)	—	(5,382)
Balance at March 31, 2021	14,928,434	$131,695	$391,860	$8,565	$532,120
Balance at December 21, 2021	14,739,956	$123,111	$424,412	$(6,229)	541,294
Net income	—	—	16,795	—	16,795
Other comprehensive income, net of tax	—	—	—	(69,684)	(69,684)
Stock-based compensation expense	—	624	—	—	624
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	19,540	(114)	—	—	(114)
Common stock repurchased	(13,086)	(609)	—	—	(609)
Cash dividends declared ($0.40 per share)	—	—	(5,860)	—	(5,860)
Balance at March 31, 2022	14,746,410	$123,012	$435,347	$(75,913)	$482,446

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating Activities
Net Income	$16,795	$19,740
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(47,671)	(174,370)
Proceeds from the sale of mortgage loans	47,771	198,799
Gain on sale of mortgage loans, net of origination costs	(1,132)	(6,173)
Credit for credit losses	(1,075)	(1,956)
Depreciation and amortization expense	899	927
Investment securities amortization and accretion, net	1,217	1,971
Stock-based compensation expense	624	703
Amortization of core deposit intangible assets	156	164
Purchase accounting accretion, net	(80)	(234)
Net decrease in derivative collateral posted	24,070	24,380
Decrease in other assets	998	591
Increase (decrease) in other liabilities	178	(2,484)
Net cash provided by operating activities	42,750	62,058
Investing Activities
Proceeds from available-for-sale debt securities	69,572	94,697
Purchase of available-for-sale debt securities	(77,865)	(118,707)
Net increase in loans	(102,976)	(17,277)
Purchase of Federal Home Loan Bank stock	(1,799)	—
Proceeds from sale of Federal Home Loan Bank stock	1,892	1,329
Purchase of premises and equipment	(393)	(320)
Recoveries of previously charged-off loans	62	51
Proceeds from the sale of other real estate owned	287	350
Net cash used in investing activities	(111,220)	(39,877)
Financing Activities
Net (decrease) increase in deposits	(32,225)	206,386
Net proceeds from borrowings less than 90 days	26,060	23,969
Repayments of Federal Home Loan Bank long-term advances	—	(25,000)
Common stock repurchases	(542)	(11)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(114)	(80)
Cash dividends paid on common stock	(5,911)	(4,934)
Finance lease payments	(40)	(38)
Net cash (used in) provided by financing activities	(12,772)	200,292
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,242)	222,473
Cash, cash equivalents, and restricted cash at beginning of period	220,625	145,774
Cash, cash equivalents and restricted cash at end of period	$139,383	$368,247
Supplemental information
Interest paid	$2,470	$3,117
Income taxes paid	150	176
Unsettled common stock repurchase	67	—
Transfer from premises to other real estate owned	—	204

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2022 and December 31, 2021, the consolidated statements of income for the three months ended March 31, 2022 and 2021, the consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc. as of and for the three months ended March 31, 2022 and 2021). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2022, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
AOCI:	Accumulated other comprehensive income (loss)	HTM:	Held-to-maturity
ASC:	Accounting Standards Codification	IRS:	Internal Revenue Service
ASU:	Accounting Standards Update	LGD:	Loss given default
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LIBOR:	London Interbank Offered Rate
BOLI:	Bank-owned life insurance	LTIP:	Long-Term Performance Share Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	Management ALCO:	Management Asset/Liability Committee
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, signed into law in March 2020 in response to COVID-19	MBS:	Mortgage-backed security
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MSPP:	Management Stock Purchase Plan
CDs:	Certificate of deposits	N/A:	Not applicable
CECL:	Current Expected Credit Losses	N.M.:	Not meaningful
Company:	Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
CUSIP:	Committee on Uniform Securities Identification Procedures	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	OTTI:	Other-than-temporary impairment
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLB:	Federal Home Loan Bank	SERP:	Supplemental executive retirement plans
FHLBB:	Federal Home Loan Bank of Boston	SOFR:	Secured Overnight Financing Rate
FHLMC:	Federal Home Loan Mortgage Corporation	TDR:	Troubled-debt restructured loan
FNMA:	Federal National Mortgage Association	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The FASB issued ASU 2022-02 to provide new guidance on troubled debt restructuring and write offs for entities who have adopted ASU 2016-13. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of ASU 2022-02 on its consolidated financial statements and does not anticipate a material impact upon adoption.

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging- Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12 which was adopted by the Company in 2018. This amendment expands and renames the last-of-layer method the portfolio layer method, expands the scope and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The amendment is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the amendment and does not anticipate a material impact on its consolidated financial statements upon adoption of this guidance.

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of March 31, 2022 and December 31, 2021, the fair value of the Company's trading securities were $4.1 million and $4.4 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
Obligations of U.S. government-sponsored enterprises	$8,585	$—	$(915)	$7,670
Obligations of states and political subdivisions	113,388	587	(2,019)	111,956
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,029,454	435	(69,051)	960,838
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	341,998	145	(22,252)	319,891
Subordinated corporate bonds	22,632	55	(1,233)	21,454
Total AFS debt securities	$1,516,057	$1,222	$(95,470)	$1,421,809
December 31, 2021
Obligations of U.S. government-sponsored enterprises	$8,585	$—	$(241)	$8,344
Obligations of states and political subdivisions	112,086	5,392	—	117,478
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,003,869	7,856	(11,468)	1,000,257
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,781	2,835	(5,767)	358,849
Subordinated corporate bonds	22,660	152	(254)	22,558
Total AFS debt securities	$1,508,981	$16,235	$(17,730)	$1,507,486

As of March 31, 2022 and December 31, 2021, there was no allowance carried on AFS debt securities.

The net unrealized losses on AFS debt securities reported within AOCI at March 31, 2022, were $74.0 million, net of a deferred tax asset of $20.3 million. The net unrealized losses on AFS debt securities reported within AOCI at December 31, 2021, were $1.2 million, net of a deferred tax asset of $321,000.

For the three months ended March 31, 2022 and 2021, the Company did not sell any AFS debt securities.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Obligations of U.S. government-sponsored enterprises	4	$3,033	$(352)	$4,637	$(563)	$7,670	$(915)
Obligations of states and political subdivisions	30	46,149	(2,019)	—	—	46,149	(2,019)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	215	819,454	(58,095)	99,504	(10,956)	$918,958	(69,051)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	98	196,036	(10,751)	102,752	(11,501)	298,788	(22,252)
Subordinated corporate bonds	12	19,433	(1,199)	966	(34)	20,399	(1,233)
Total AFS debt securities	359	$1,084,105	$(72,416)	$207,859	$(23,054)	$1,291,964	$(95,470)
December 31, 2021
Obligations of U.S. government-sponsored enterprises	4	$8,344	$(241)	$—	$—	$8,344	$(241)
Obligations of states and political subdivisions	—	—	—	—	—	—	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	113	659,851	(8,999)	61,978	(2,469)	721,829	(11,468)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	56	191,456	(4,602)	38,117	(1,165)	229,573	(5,767)
Subordinated corporate bonds	7	11,932	(232)	979	(22)	12,911	(254)
Total AFS debt securities	180	$871,583	$(14,074)	$101,074	$(3,656)	$972,657	$(17,730)

For the three months ended March 31, 2022 and 2021, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

At March 31, 2022 and December 31, 2021, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $3.6 million and $3.4 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at March 31, 2022, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,217	$1,227
Due after one year through five years	8,625	8,560
Due after five years through ten years	88,087	86,586
Due after ten years	46,676	44,707
Subtotal	144,605	141,080
Mortgage-related securities	1,371,452	1,280,729
Total	$1,516,057	$1,421,809

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
Obligations of states and political subdivisions	$1,290	$10	$—	$1,300
Total HTM debt securities	$1,290	$10	$—	$1,300
December 31, 2021
Obligations of states and political subdivisions	$1,291	$89	$—	$1,380
Total HTM debt securities	$1,291	$89	$—	$1,380

As of March 31, 2022 and December 31, 2021, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. The HTM debt securities portfolio was comprised solely of high credit quality (rated AA or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As a result, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at March 31, 2022 or December 31, 2021.

As of March 31, 2022 and December 31, 2021, none of the Company's HTM debt securities were past due or on non-accrual status. For the three months ended March 31, 2022 and 2021, the Company did not recognize any interest income on non-accrual HTM debt securities. At March 31, 2022 and December 31, 2021, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $8,000 and $10,000, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at March 31, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	866	875
Due after five years through ten years	424	425
Due after ten years	—	—
Total	$1,290	$1,300

AFS and HTM Debt Securities Pledged

At March 31, 2022 and December 31, 2021, AFS and HTM debt securities with an amortized cost of $699.9 million and $640.1 million and estimated fair values of $654.7 million and $641.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three months ended March 31, 2022 and 2021.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
FHLBB	$4,813	$4,906
FRB	5,374	5,374
Total other investments	$10,187	$10,280

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,181,622	$1,178,185
Commercial real estate - owner-occupied	322,268	317,275
Commercial	403,352	363,695
SBA PPP	6,311	35,953
Total commercial loans	1,913,553	1,895,108
Retail Loans:
Residential real estate	1,392,199	1,306,447
Home equity	209,647	210,403
Consumer	18,819	19,516
Total retail loans	1,620,665	1,536,366
Total loans	$3,534,218	$3,431,474

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Net unamortized fair value mark discount on acquired loans	$(513)	$(593)
Net unamortized loan origination costs(1)	4,936	3,110
Total	$4,423	$2,517
(1)    Net unamortized loan origination costs includes unrecognized origination fees for SBA PPP loans of $220,000 and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.

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

SBA PPP Loans. Beginning in April 2020, the Company originated SBA PPP loans issued to qualifying businesses as part of the federal stimulus packages issued due to the COVID-19 pandemic. This program provided qualifying businesses a specialized, low-interest-rate loan by the U.S. Treasury Department and was administered by the SBA. The SBA PPP loan provided borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilized the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. Effective May 31, 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program.

For the year ended December 31, 2021, the Company originated 1,620 SBA PPP loans totaling $102.2 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. Of these SBA PPP loans originated during the year ended December 31, 2021, 69 loans totaling $6.3 million remained outstanding as of March 31, 2022.

For the year ended December 31, 2020, the Company originated 3,034 SBA PPP loans totaling $244.8 million. Of these SBA PPP loans originated during the year ended December 31, 2020, 12 loans totaling $16,000 remain outstanding as of March 31, 2022.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At March 31, 2022 and December 31, 2021, outstanding loans to certain officers, directors and their associated companies was less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended March 31, 2022 and 2021, the Company sold $46.6 million and $192.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.1 million and $6.2 million, respectively.

At March 31, 2022 and December 31, 2021, the Company had certain residential mortgage loans with a principal balance of $6.8 million and $5.8 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2022 and December 31, 2021, recorded an unrealized (loss) gain of ($113,000) and $29,000, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $142,000 and $1.1 million, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2022 and December 31, 2021. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2022 and December 31, 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

SBA PPP. SBA PPP loans are unsecured, fully guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program have terms of two or five years and are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, are eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. SBA PPP loans were originated under the guidance of the SBA, which has been subject to change. Effective May 31, 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program.

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

Home Equity. Home equity loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. Each home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. Each home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines.

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

The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended March 31, 2022
Beginning balance, December 21, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256
Loans charged off	—	—	(245)	—	—	—	(67)	(312)
Recoveries	1	2	57	—		—	2	62
(Credit) provision for loan losses	(2,263)	(202)	843	(15)	343	(34)	92	(1,236)
Ending balance, March 31, 2022	$16,572	$2,339	$4,838	$4	$6,476	$1,435	$106	$31,770
At or For The Year Ended December 31, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(799)	—	(92)	(162)	(111)	(1,164)
Recoveries	—	9	220	—	107	4	32	372
(Credit) provision for loan losses	(2,944)	(302)	(1,941)	(50)	2,644	(989)	(235)	(3,817)
Ending balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256

The ACL on loans decreased $1.5 million during the three months ended March 31, 2022, to $31.8 million. The decrease in the ACL on loans was primarily within the commercial real estate - non-owner-occupied loan segment driven by the release of $1.9 million of reserves that had been established for certain hospitality-related loans in response to the COVID-19 pandemic and the identified elevated credit risk it presented to these loans. This was partially offset by provisions for loan losses provided for the commercial and residential real estate loan segments due to their strong loan growth for the three months ended March 31, 2022 of 11% and 7%, respectively.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31, 2022, the Company's total exposure to the lessors of nonresidential buildings' industry was 14% of total loans and 33% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2022.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the dates indicated:

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$74,125	$284,775	$168,474	$137,048	$114,745	$349,032	$—	$—	$1,128,199
Special mention (Grade 7)	—	170	7,427	279	116	7,173	—	—	15,165
Substandard (Grade 8)	—	138	1,463	214	9,840	26,603	—	—	38,258
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	74,125	285,083	177,364	137,541	124,701	382,808	—	—	1,181,622
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	24,431	84,414	30,518	46,348	41,889	86,341	—	—	313,941
Special mention (Grade 7)	—	—	—	—	3,363	2,040	—	—	5,403
Substandard (Grade 8)	—	—	—	45	—	2,879	—	—	2,924
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	24,431	84,414	30,518	46,393	45,252	91,260	—	—	322,268
Commercial
Risk rating
Pass (Grades 1-6)	32,660	83,095	41,233	41,933	22,172	37,822	104,222	34,552	397,689
Special mention (Grade 7)	—	123	111	493	106	558	1,111	138	2,640
Substandard (Grade 8)	—	20	313	262	425	1,432	332	239	3,023
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	32,660	83,238	41,657	42,688	22,703	39,812	105,665	34,929	403,352
SBA PPP
Risk rating
Pass (Grades 1-6)	—	6,295	16	—	—	—	—	—	6,311
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	—	6,295	16	—	—	—	—	—	6,311
Residential Real Estate
Risk rating
Pass (Grades 1-6)	133,167	591,512	264,479	90,410	57,105	251,035	913	—	1,388,621
Special mention (Grade 7)	—	—	—	—	—	227	—	—	227
Substandard (Grade 8)	—	—	—	—	63	3,288	—	—	3,351
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	133,167	591,512	264,479	90,410	57,168	254,550	913	—	1,392,199
Home equity
Risk rating
Performing	2,802	722	427	5,630	9,469	11,548	165,756	12,148	208,502
Non-performing	—	—	—	—	40	191	724	190	1,145
Total home equity	2,802	722	427	5,630	9,509	11,739	166,480	12,338	209,647
Consumer
Risk rating
Performing	1,946	5,916	2,926	2,409	823	2,511	2,261	—	18,792
Non-performing	—	—	9	16	—	2	—	—	27
Total consumer	1,946	5,916	2,935	2,425	823	2,513	2,261	—	18,819
Total Loans	$269,131	$1,057,180	$517,396	$325,087	$260,156	$782,682	$275,319	$47,267	$3,534,218

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$286,428	$179,565	$161,695	$118,196	$96,169	$274,731	$—	$—	$1,116,784
Special mention (Grade 7)	171	7,266	286	119	4,294	10,590	—	—	22,726
Substandard (Grade 8)	350	1,518	217	9,942	391	26,257	—	—	38,675
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	286,949	188,349	162,198	128,257	100,854	311,578	—	—	1,178,185
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	91,328	39,082	31,409	43,786	46,466	56,682	—	—	308,753
Special mention (Grade 7)		—	—	3,396	362	1,708	—	—	5,466
Substandard (Grade 8)	—	—	54	—	1,785	1,217	—	—	3,056
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	91,328	39,082	31,463	47,182	48,613	59,607	—	—	317,275
Commercial
Risk rating
Pass (Grades 1-6)	91,102	43,757	44,925	23,895	13,818	27,743	80,775	31,586	357,601
Special mention (Grade 7)	145	117	590	115	383	222	967	244	2,783
Substandard (Grade 8)	—	339	320	492	293	1,209	360	298	3,311
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	91,247	44,213	45,835	24,502	14,494	29,174	82,102	32,128	363,695
SBA PPP
Risk rating
Pass (Grades 1-6)	35,164	319	—	—	—	—	—	—	35,483
Special mention (Grade 7)	470	—	—	—	—	—	—	—	470
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	35,634	319	—	—	—	—	—	—	35,953
Residential Real Estate
Risk rating
Pass (Grades 1-6)	586,637	281,804	103,228	63,403	46,696	219,983	903	—	1,302,654
Special mention (Grade 7)	—	—	—	—	—	230	—	—	230
Substandard (Grade 8)	—	—	—	—	—	3,563	—	—	3,563
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	586,637	281,804	103,228	63,403	46,696	223,776	903	—	1,306,447
Home equity
Risk rating
Performing	760	554	6,179	10,995	2,464	10,792	165,189	12,295	209,228
Non-performing	—	—	—	41	—	174	847	113	1,175
Total home equity	760	554	6,179	11,036	2,464	10,966	166,036	12,408	210,403
Consumer
Risk rating
Performing	6,860	3,523	3,089	1,051	548	2,014	2,399	—	19,484
Non-performing	—	9	21	—	—	2	—	—	32
Total consumer	6,860	3,532	3,110	1,051	548	2,016	2,399	—	19,516
Total Loans	$1,099,415	$557,853	$352,013	$275,431	$213,669	$637,117	$251,440	$44,536	$3,431,474

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
March 31, 2022
Commercial real estate - non-owner-occupied	$91	$—	$50	$141	$1,181,481	$1,181,622	$—
Commercial real estate - owner-occupied	—	—	133	133	322,135	322,268
Commercial	98	71	822	991	402,361	403,352	—
SBA PPP	—	1	—	1	6,310	6,311	—
Residential real estate	565	302	1,242	2,109	1,390,090	1,392,199	—
Home equity	320	148	412	880	208,767	209,647	—
Consumer	42	8	27	77	18,742	18,819	—
Total	$1,116	$530	$2,686	$4,332	$3,529,886	$3,534,218	$—
December 31, 2021
Commercial real estate - non-owner-occupied	$—	$—	$51	$51	$1,178,134	$1,178,185	$—
Commercial real estate - owner-occupied	47	—	133	180	317,095	317,275	—
Commercial	282	174	787	1,243	362,452	363,695	—
SBA PPP	—	68	—	68	35,885	35,953	—
Residential real estate	379	475	1,210	2,064	1,304,383	1,306,447	—
Home equity	456	50	445	951	209,452	210,403	—
Consumer	95	1	32	128	19,388	19,516	—
Total	$1,259	$768	$2,658	$4,685	$3,426,789	$3,431,474	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	March 31, 2022			December 31, 2021
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$38	$12	$50	$38	$13	$51
Commercial real estate - owner-occupied	86	47	133	86	47	133
Commercial	948	97	1,045	785	44	829
Residential real estate	1,672	380	2,052	1,780	327	2,107
Home equity	1,036	109	1,145	1,064	111	1,175
Consumer	27	—	27	32	—	32
Total	$3,807	$645	$4,452	$3,785	$542	$4,327

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the dates indicated:

	March 31, 2022			December 31, 2021
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Residential real estate	$329	—	$329	$268	—	$268
Home equity	109	—	109	111	—	111
Total	$438	$—	$438	$379	$—	$379

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $46,000 and $76,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three months ended March 31, 2022 and 2021. An immaterial amount of accrued interest on non-accrual loans was written-off during the three months ended March 31, 2022 and 2021, by reversing interest income. At March 31, 2022 and December 31, 2021, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $8.0 million and $7.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial real estate - owner-occupied	1	1	$118	$118	$45	$43
Commercial	2	2	70	74	—	—
Residential real estate	19	19	2,303	2,341	332	$348
Consumer and home equity	3	3	249	253	6	6
Total	25	25	$2,740	$2,786	$383	$397

At March 31, 2022, the Company had performing and non-performing TDRs with a recorded investment balance of $2.3 million and $438,000, respectively. At December 31, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.4 million and $394,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	2022	2021	2022	2021	2022	2021	2022	2021
For the Three Months Ended March 31:
Home equity:
Interest rate concession and payment deferral	—	1	$—	$159	$—	$170	$—	$56
Total	—	1	$—	$159	$—	$170	$—	$56

As of March 31, 2022 and December 31, 2021, the Company did not have any material commitments to lend additional funds to borrowers with loans classified as TDRs.

For the three months ended March 31, 2022 and 2021, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At March 31, 2022 and December 31, 2021, the Company had $1.2 million and $888,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.5 billion and $1.4 billion at March 31, 2022 and December 31, 2021, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated. The Company did not have any long-term borrowings as of the dates indicated.

(In thousands)	March 31, 2022	December 31, 2021
Short-Term Borrowings:
Customer repurchase agreements	$237,668	$211,608
Total short-term borrowings	$237,668	$211,608

The Company's subordinated debentures were $44.3 million at both March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company's subordinated debentures were comprised of two tranches of junior subordinated debentures. Refer to Note 10 of the consolidated financial statements for further details.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$127,988	$120,846
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,781	88,749
Obligations of states and political subdivisions	1,899	2,013
Total	$237,668	$211,608
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At March 31, 2022 and December 31, 2021, certain customers held CDs totaling $616,000 and $728,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$888,975	$834,533
Standby letters of credit	6,785	7,952
Total	$895,760	$842,485

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of March 31, 2022 and December 31, 2021, the ACL on off-balance sheet credit exposures was $3.4 million and $3.2 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2022 and 2021, the provision (credit) for credit losses on off-balance sheet credit exposures was $161,000 and ($102,000), respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2022 and December 31, 2021.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as, cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $256,000 will be reclassified as a decrease to interest expense and an additional $90,000 will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
March 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$7,898	$133,000	Accrued interest and other liabilities	$6,426
Total derivatives designated as hedging instruments			$7,898			$6,426
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$324,805	Other assets	$7,843	$324,805	Accrued interest and other liabilities	$7,937
Risk participation agreements	25,211	Other assets	—	53,294	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	10,167	Other assets	134	17,415	Accrued interest and other liabilities	313
Forward delivery commitments	6,818	Other assets	246	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$8,223			$8,250
December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$160,000	Other assets	$5,589	$83,000	Accrued interest and other liabilities	$7,872
Total derivatives designated as hedging instruments			$5,589			$7,872
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$345,545	Other assets	$19,297	$345,545	Accrued interest and other liabilities	$19,485
Risk participation agreements	25,347	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	20,437	Other assets	371	8,587	Accrued interest and other liabilities	91
Forward delivery commitments	3,882	Other assets	86	1,903	Accrued interest and other liabilities	6
Total derivatives not designated as hedging instruments			$19,754			$19,582
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Derivatives in Cash Flow Hedge Relationships:
For the Three Months Ended March 31, 2022
Interest rate contracts	$(3,011)	$(3,011)	$—	Interest and fees on loans	$382	$382	$—
Interest rate contracts	3,488	3,488	—	Interest on deposits	(149)	(149)	—
Interest rate contracts	3,158	3,158	—	Interest on subordinated debentures	(351)	(351)	—
Total	$3,635	$3,635	$—		$(118)	$(118)	$—

For the Three Months Ended March 31, 2021
Interest rate contracts	$(802)	$(802)	$—	Interest and fees on loans	$392	$392	$—
Interest rate contracts	3,463	3,463	—	Interest on deposits	(156)	(156)	—
Interest rate contracts	$3,731	3,731		Interest on subordinated debentures	(422)	(422)
Total	$6,392	$6,392	$—		$(186)	$(186)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$32,035	$1,833	$529	$30,560	$2,063	$805
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$382	$(149)	$(351)	$392	$(156)	$(422)
Amount of gain (loss) reclassified from AOCI into income - included component	$382	$(149)	$(351)	$392	$(156)	$(422)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(Dollars in thousands)		2022	2021
Customer loan swaps	Other expense	$94	$—
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(459)	945
Forward delivery commitments	Mortgage banking income, net	166	482
Total		$(199)	$1,427

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

As of March 31, 2022 and December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $5.1 million and $26.1 million, respectively. As of March 31, 2022 and December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $7.2 million and $30.7 million, respectively. If the Company had breached any of these provisions at March 31, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $5.1 million and $26.1 million, respectively.

NOTE 9 – BALANCE SHEET OFFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 6 for further discussion of repurchase agreements and Note 8 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2022
Derivative assets:
Customer loan swaps - commercial customer(2)	$7,843	$—	$7,843	$—	$—	$7,843
Interest rate contracts(3)	7,898	—	7,898	—	(7,898)	—
Total	$15,741	$—	$15,741	$—	$(7,898)	$7,843
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$7,937	$—	$7,937	$—	$3,950	$3,987
Interest rate contracts(3)	6,426	—	6,426	—	6,426	—
Total	$14,363	$—	$14,363	$—	$10,376	$3,987
Customer repurchase agreements	$237,668	$—	$237,668	$237,668	$—	$—
December 31, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$19,297	$—	$19,297	$—	$—	$19,297
Interest rate contracts(3)	5,589	—	5,589	—	(5,529)	60
Total	$24,886	$—	$24,886	$—	$(5,529)	$19,357
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$19,485	$—	19,485	$—	$19,485	$—
Interest rate contracts(3)	7,872	—	7,872	—	6,603	1,269
Total	$27,357	$—	$27,357	$—	$26,088	$1,269
Customer repurchase agreements	$211,608	$—	$211,608	$211,608	$—	$—
(1)    The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices.
(3)    Interest rate swap contracts were completed with the same dealer bank. The Company maintains a master netting arrangement with each counterparty and settles collateral on a net basis for all contracts.
NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the FRB and the OCC. Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

The Company and Bank are required to maintain certain levels of capital based on risk-adjusted assets. These capital requirements represent quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital classification is also subject to qualitative judgments by our regulators about components, risk weightings and other factors. The quantitative measures established to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, or the leverage ratio. These requirements apply to the Company on a consolidated basis.

Under the current requirements, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for "adequately capitalized" institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses and to engage in share repurchases based on the amount of the shortfall and the institution's "eligible retained income" (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at March 31, 2022 and December 31, 2021, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2022 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2022		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2021		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$532,577	14.51%	10.50%	10.00%	$522,714	14.71%	10.50%	10.00%
Tier 1 risk-based capital ratio	497,452	13.55%	8.50%	6.00%	486,263	13.68%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	454,452	12.38%	7.00%	N/A	443,263	12.47%	7.00%	N/A
Tier 1 leverage capital ratio(1)	497,452	9.30%	4.00%	N/A	486,263	8.92%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$496,376	13.56%	10.50%	10.00%	$488,070	13.78%	10.50%	10.00%
Tier 1 risk-based capital ratio	461,251	12.60%	8.50%	8.00%	451,620	12.75%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	461,251	12.60%	7.00%	6.50%	451,620	12.75%	7.00%	6.50%
Tier 1 leverage capital ratio	461,251	8.65%	4.00%	5.00%	451,620	8.31%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, the debentures within its calculation of risk-based capital. At March 31, 2022 and December 31, 2021, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	March 31, 2022			March 31, 2021
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
AFS Debt Securities:
Change in fair value	$(92,753)	$19,942	$(72,811)	$(22,305)	$4,796	$(17,509)
Net change in fair value	(92,753)	19,942	(72,811)	(22,305)	4,796	(17,509)
Cash Flow Hedges:
Change in fair value	3,635	(782)	2,853	6,392	(1,374)	5,018
Less: reclassified AOCI loss into interest expense(1)	(500)	108	(392)	(578)	124	(454)
Less: reclassified AOCI gain into interest income(2)	382	(82)	300	392	(84)	308
Net change in fair value	3,753	(808)	2,945	6,578	(1,414)	5,164
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	232	(50)	182	218	(48)	170
Other comprehensive loss	$(88,768)	$19,084	$(69,684)	$(15,509)	$3,334	$(12,175)
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on AFS Debt Securities	Net Unrealized Losses (Gains) on Cash Flow Hedges	Defined Benefit Postretirement Plans	AOCI
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(72,811)	2,853	187	(69,771)
Less: Amounts reclassified from AOCI	—	(92)	5	(87)
Other comprehensive (loss) income	(72,811)	2,945	182	(69,684)
Balance at March 31, 2022	$(73,984)	$1,166	$(3,095)	$(75,913)

Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive (loss) income before reclassifications	(17,509)	5,018	175	(12,316)
Less: Amounts reclassified from AOCI	—	(146)	5	(141)
Other comprehensive (loss) income	(17,509)	5,164	170	(12,175)
Balance at March 31, 2021	$11,801	$538	$(3,774)	$8,565

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

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2022	2021
Debit card interchange income	Debit card income	$2,924	$2,736
Services charges on deposit accounts	Service charges on deposit accounts	1,833	1,539
Fiduciary services income	Income from fiduciary services	1,631	1,526
Investment program income	Brokerage and insurance commissions	994	953
Other non-interest income	Other income	400	400
Total non-interest income within the scope of ASC 606		7,782	7,154
Total non-interest income not in scope of ASC 606		2,043	8,061
Total non-interest income		$9,825	$15,215

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit cost were as follow for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended March 31,
Net periodic pension cost		2022	2021
Service cost	Salaries and employee benefits	$133	$126
Interest cost	Other expenses	115	97
Recognized net actuarial loss	Other expenses	216	195
Total		$464	$418

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended March 31,
Net periodic postretirement benefit cost		2022	2021
Service cost	Salaries and employee benefits	$5	$7
Interest cost	Other expenses	28	26
Recognized net actuarial loss	Other expenses	22	29
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$49	$56

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2022	2021
Net income	$16,795	$19,740
Dividends and undistributed earnings allocated to participating securities(1)	(43)	(53)
Net income available to common shareholders	$16,752	$19,687
Weighted-average common shares outstanding for basic EPS	14,741,271	14,916,387
Dilutive effect of stock-based awards(2)	81,061	78,147
Weighted-average common and potential common shares for diluted EPS	14,822,332	14,994,534
Earnings per common share:
Basic EPS	$1.14	$1.32
Diluted EPS	$1.13	$1.31
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	1,027	—
Stock options	—	1,000
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

Net income is allocated between the common stock and participating securities pursuant to the two-class method. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating non-vested stock-based awards. Diluted EPS is computed in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

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

GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has elected the fair value option for its loans held for sale. Electing the fair value option for loans held for sale enables the Company’s financial position to align more clearly with the economic value of the actively traded asset.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Trading Securities: The fair value of trading securities is reported using market quoted prices and has been classified as Level 1 as such securities are actively traded and no valuation adjustments have been applied.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of March 31, 2022 and December 31, 2021, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2022
Financial assets:
Trading securities	$4,124	$4,124	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	7,670	—	7,670	—
Obligations of states and political subdivisions	111,956	—	111,956	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	960,838	—	960,838	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	319,891	—	319,891	—
Subordinated corporate bonds	21,454	—	21,454	—
Loans held for sale	6,705	—	6,705	—
Customer loan swaps	7,843	—	7,843	—
Interest rate contracts	7,898	—	7,898	—
Fixed rate mortgage interest rate lock commitments	134	—	134	—
Forward delivery commitments	246	—	246	—
Financial liabilities:
Trading securities	$4,124	$4,124	$—	$—
Customer loan swaps	7,937	—	7,937	—
Interest rate contracts	6,426	—	6,426	—
Fixed rate mortgage interest rate lock commitments	313	—	313	—
December 31, 2021
Financial assets:
Trading securities	$4,428	$4,428	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	8,344	—	8,344	—
Obligations of states and political subdivisions	117,478	—	117,478	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,000,257	—	1,000,257	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	358,849	—	358,849	—
Subordinated corporate bonds	22,558	—	22,558	—
Loans held for sale	5,815	—	5,815	—
Customer loan swaps	19,297	—	19,297	—
Interest rate contracts	5,589	—	5,589	—
Fixed rate mortgage interest rate lock commitments	371	—	371	—
Forward delivery commitments	86	—	86	—
Financial liabilities:
Trading securities	$4,428	$4,428	$—	$—
Customer loan swaps	19,485	—	19,485	—
Interest rate contracts	7,872	—	7,872	—
Fixed rate mortgage interest rate lock commitments	91	—	91	—
Forward delivery commitments	6	—	6	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At March 31, 2022 and December 31, 2021, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2022, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2022, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2022
Financial assets:
Collateral-dependent loans	$111	$—	$—	$111
December 31, 2021
Financial assets:
Collateral-dependent loans	$73	$—	$—	$73

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
March 31, 2022
Collateral-dependent loans:
Specifically reserved	$71	Market approach appraisal of collateral	Estimated selling costs	18%
Partially charged-off	$40	Market approach appraisal of collateral	Estimated selling costs	11%
December 31, 2021
Collateral-dependent loans
Specifically reserved	$73	Market approach appraisal of collateral	Estimated selling costs	11%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2022
Financial assets:
HTM debt securities	$1,290	$1,300	$—	$1,300	$—
Commercial real estate loans(1)(2)	1,484,979	1,475,338	—	—	1,475,338
Commercial loans(2)	398,514	396,965	—	—	396,965
SBA PPP loans(2)	6,307	6,527	—	—	6,527
Residential real estate loans(2)	1,385,723	1,322,230	—	—	1,322,230
Home equity loans(2)	208,212	205,317	—	—	205,317
Consumer loans(2)	18,713	16,826	—	—	16,826
Servicing assets	2,494	4,191	—	—	4,191
Financial liabilities:
Time deposits	$349,875	$345,693	$—	$345,693	$—
Short-term borrowings	237,668	237,622	—	237,622	—
Subordinated debentures	44,331	32,805	—	32,805	—
December 31, 2021
Financial assets:
HTM debt securities	$1,291	$1,380	$—	$1,380	$—
Commercial real estate loans(1)(2)	1,474,087	1,435,794	—	—	1,435,794
Commercial loans(2)	359,512	356,463	—	—	356,463
SBA PPP loans(2)	35,934	37,133	—	—	37,133
Residential real estate loans(2)	1,300,314	1,297,592	—	—	1,297,592
Home equity loans(2)	208,934	205,920	—	—	208,934
Consumer loans(2)	19,437	17,551	—	—	17,551
Servicing assets	2,471	3,310	—	—	3,310
Financial liabilities:
Time deposits	$409,668	$409,264	$—	$409,264	$—
Short-term borrowings	211,608	211,586	—	211,586	—
Subordinated debentures	44,331	33,248	—	33,248	—
(1)    Commercial real estate loan includes non-owner-occupied and owner-occupied properties.
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
•the effects of climate change on the Company and its customers, borrowers or service providers;
•the effects of civil unrest, international hostilities or other geopolitical events;
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
•our continued ability to access sources of contingent liquidity; and
•the continuing strength of the asset quality in our lending portfolios;

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, return on average tangible equity; the efficiency ratio; net interest income (fully-taxable equivalent); earnings before income taxes and provision; earnings before income taxes, provision, and SBA PPP loan income; total loans, excluding SBA PPP loans; ACL on loans to total loans, excluding SBA PPP loans; adjusted yield on interest-earning assets and adjusted net interest margin (fully-taxable equivalent); tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income, as presented	$16,795	$19,740
Add: amortization of core deposit intangible assets, net of tax(1)	123	130
Net income, adjusted for amortization of core deposit intangible assets	$16,918	$19,870
Average equity, as presented	$525,438	$533,645
Less: average goodwill and core deposit intangible assets	(96,815)	(97,463)
Average tangible equity	$428,623	$436,182
Return on average equity	12.96%	15.00%
Return on average tangible equity	16.01%	18.47%
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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Non-interest expense, as presented	$26,209	$24,899
Less: prepayment penalty on borrowings	—	(514)
Adjusted non-interest expense	$26,209	$24,385
Net interest income, as presented	$36,365	$32,364
Add: effect of tax-exempt income(1)	226	271
Non-interest income, as presented	9,825	15,215
Adjusted net interest income plus non-interest income	$46,416	$47,850
Ratio of non-interest expense to total revenues(2)	56.74%	52.33%
Efficiency ratio	56.47%	50.96%
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

	Three Months Ended March 31,
(In thousands)	2022	2021
Net interest income, as presented	$36,365	$32,364
Add: effect of tax-exempt income(1)	226	271
Net interest income (fully-taxable equivalent)	$36,591	$32,635
(1)     Assumed a 21% tax rate.

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

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income, as presented	$16,795	$19,740
Add: income tax expense, as presented	4,261	4,896
Add: provision (credit) for credit losses, as presented	(1,075)	(1,956)
Earnings before income taxes and provision for credit losses	$19,981	$22,680
Less: SBA PPP loan income	(1,033)	(1,877)
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$18,948	$20,803

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

	Three Months Ended March 31,
	2022	2021
Yield on interest-earning assets, as presented	3.07%	3.15%
Add: effect of excess liquidity on yield on interest-earning assets	0.04%	0.10%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.07)%	(0.06)%
Adjusted yield on interest-earning assets	3.04%	3.19%

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

	Three Months Ended March 31,
	2022	2021
Net interest margin (fully-taxable equivalent), as presented	2.87%	2.88%
Add: effect of excess liquidity on net interest margin (fully-taxable equivalent)	0.04%	0.10%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	(0.07)%	(0.07)%
Adjusted net interest margin (fully-taxable equivalent)	2.84%	2.91%

Allowance for Credit Losses (“ACL”) on Loans to Total Loans, excluding SBA PPP Loans. ACL on loans to total loans, excluding SBA PPP loans, is calculated as (i) ACL on loans, adjusted for the ACL allocated to SBA PPP loans, to (ii) total loans, adjusted to exclude SBA PPP loans. SBA PPP loans were provided to qualifying businesses as part of the federal government stimulus package issued in response to the COVID-19 pandemic. These loans are fully-guaranteed by the SBA, and may even be forgiven in full or in part, and, thus, present little to no credit risk to the Company. By excluding the impact of the SBA PPP loans, the ratio attempts to be more comparable with prior periods and demonstrates the level of loan loss reserves established on the Company's loans originated as part of its ordinary operations and credit underwriting standards.

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

(In thousands, except number of shares, per share data and ratios)	March 31, 2022	December 31, 2021
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$482,446	$541,294
Less: goodwill and other intangible assets	(96,729)	(96,885)
Tangible shareholders’ equity	$385,717	$444,409
Shares outstanding at period end	14,746,410	14,739,956
Book value per share	$32.72	$36.72
Tangible book value per share	$26.16	$30.15
Tangible Common Equity Ratio:
Total assets	$5,420,415	$5,500,356
Less: goodwill and other intangible assets	(96,729)	(96,885)
Tangible assets	$5,323,686	$5,403,471
Common equity ratio	8.90%	9.84%
Tangible common equity ratio	7.25%	8.22%

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

(In thousands)	March 31, 2022	December 31, 2021
Total deposits	$4,576,664	$4,608,889
Less: certificates of deposit	(299,865)	(309,648)
Less: brokered deposits	(161,302)	(208,468)
Core deposits	$4,115,497	$4,090,773

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

	Three Months Ended March 31,
(In thousands)	2022	2021
Total average deposits	$4,380,035	$3,770,314
Less: average certificates of deposit	(304,720)	(351,555)
Average core deposits	$4,075,315	$3,418,759

Total Loans, Excluding SBA PPP loans. Total loans, excluding SBA PPP loans is used by management to measure the Company's core loan portfolio. The Company calculates total loans, excluding SBA PPP loans as total loans (as reported on the consolidated statements of condition) less SBA PPP loans.

(In thousands)	March 31, 2022	December 31, 2021
Total loans, as presented	$3,534,218	$3,431,474
Less: SBA PPP loans	(6,311)	(35,953)
Total loans, excluding SBA PPP loans	$3,527,907	$3,395,521

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

There have been no material changes to the Company's critical accounting policies as disclosed within its Annual Report on Form 10-K for the year ended December 31, 2021. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.5 billion in assets at March 31, 2022, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Operating Results. Net income for the first quarter of 2022 was $16.8 million, a decrease of $2.9 million, or 15%, compared to the first quarter of 2021, and diluted EPS decreased correspondingly $0.18, or 14%, to $1.13 for the first quarter of 2022 compared to the same period last year. Earnings before income taxes and provision expense (non-GAAP) for the first quarter of 2022 was $20.0 million, a decrease of $2.7 million, or 12%, between periods, and earnings before income taxes, provision expense and SBA PPP loan income decreased $1.9 million, or 9%, between periods.

Revenues (defined as the sum of net interest income and non-interest income) for the first quarter of 2022 totaled $46.2 million, a decrease of $1.4 million, or 3%, compared to the first quarter of 2021.
•Mortgage banking income decreased $6.1 million between periods as total residential mortgage activity slowed considerably coming off of record highs the past two years as mortgage rates have risen in anticipation of sharp Federal Fund Rate hikes in 2022 to curb inflationary pressures, combined with aggressive local market competition and low housing inventories. The combination of these factors created a challenging environment to drive salable residential mortgage activity resulting in sold loan production for the first quarter of 2022 of 23%. For the first quarter of 2021, our strategy was to sell the majority of its residential mortgage production and was successfully able to do so at that time given the market conditions. For the first quarter of 2021, we sold 66% of our residential mortgage production.
•Net interest income increased $4.0 million between periods, partially offsetting the impact of lower mortgage banking income between periods. The increase was driven by strong average interest-earning asset growth over the course of the year of $562.5 million, or 12%. Average investments grew to $1.5 billion for the first quarter of 2022, up 43% over the first quarter of 2021 as the Company deployed its excess liquidity built-up from strong deposit growth into investments. Average loan grew to $3.5 billion, up 7% over the first quarter of 2021.

A credit for credit losses (or "negative" provision expense) of $1.1 million was reported for the first quarter of 2022, compared to a $2.0 million credit for credit losses for the first quarter of 2021. While loan growth was strong for the first quarter of 2022 at 3% (or 4% excluding SBA PPP loans (non-GAAP)), the Company released $1.9 million of additional reserves that were previously established for certain commercial real estate loans that received COVID-19 modifications at the onset of the pandemic, which offset provisions that would have otherwise been established as a result of the loan growth. As of March 31, 2022, there were $3.2 million of additional reserves provided for COVID-19 modifications which the Company anticipates will be released over the coming quarters.

Non-interest expense for the first quarter of 2022 totaled $26.2 million, an increase of $1.3 million, or 5%, over the first quarter of 2021. The increase was primarily driven by an increase in compensation-related expenses, which were 7% higher than in the first quarter of 2021. The increase was expected given the effect of normal merit cycles during this period, as well an off-cycle merit increase to address inflationary pressures for our employees and the competitive labor market which became effective in October 2021. We offset a portion of the impact of increasing wages by suspending the Company's profit sharing contribution to employees' 401(k) accounts, effective January 1, 2022.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended March 31,
	2022	2021
Return on average assets (annualized)	1.26%	1.62%
Return on average equity (annualized)	12.96%	15.00%
Return on average tangible equity (annualized) (non-GAAP)	16.01%	18.47%
Ratio of non-interest expense to total revenues	56.74%	52.33%
Efficiency ratio (non-GAAP)	56.47%	50.96%
Overhead ratio (non-interest expense divided by average assets) (annualized)	1.93%	2.02%

Asset Quality. As of March 31, 2022, the Company's asset quality metrics remained very strong with non-performing assets of 0.12% of total assets and loans 30-89 days past due of 0.04% of total loans. In comparison, at December 31, 2021, non-performing assets were 0.13% of total assets, and loans 30-89 days past due were 0.04% of total loans.

Capital Position. A decrease in the market value of the AFS investment portfolio due to the sharp rise in interest rates during the first quarter of 2022 drove a decrease in shareholders' equity for the period, and, correspondingly, a decrease in capital ratios, including: (1) shareholders' equity to total assets position decreased 94 basis points during the quarter to 8.90% and tangible common equity ratio (non-GAAP) decreased 97 basis points to 7.25% at March 31, 2022; and (2) book value per share decreased 11% to $32.72 and tangible book value per share (non-GAAP) decreased 13% to $26.16 at March 31, 2022. Despite the decrease in these ratios, the Company's capital position remains strong as evidenced by each of our regulatory capital ratios being well in excess of regulatory capital requirements at March 31, 2022.

In the first quarter of 2022, the Company initiated a new share repurchase program for up to 750,000 shares of its common stock, or approximately 5% of the Company's shares outstanding. This share repurchase program replaces the program that terminated in January 2021. For the three months ended March 31, 2022, the Company repurchased 13,086 shares at a weighted-average price of $46.51 per share.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue, which is defined as the sum of net interest income and non-interest income. For the quarter ended March 31, 2022, net interest income was 79% of total revenues, compared to 68% for the quarter ended March 31, 2021. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

For the quarter ended March 31, 2022, net interest income on a fully-taxable equivalent basis (non-GAAP) was $35.6 million, an increase of $4.0 million, or 12%, compared to the quarter ended March 31, 2021. The increase between periods was driven by a $3.4 million, or 10%, increase in interest income on a fully-taxable equivalent basis and a decrease in interest expense of $531,000, or 18%.
•The increase in interest income on a fully-taxable equivalent basis was driven by average interest-earning asset growth of $562.5 million, or 12%, between periods, which included average loan growth of $213.6 million, or 7%, and average investments growth of $459.7 million, or 43%. Our average loan growth between periods was concentrated in: (1) residential real estate, which grew $264.3 million, or 24%, as, beginning in the second quarter of 2021, the Company strategically shifted to hold more of its residential mortgage activity within its loan portfolio, and (2) commercial real estate, which grew $106.5 million, or 8%, offsetting (3) decreasing average SBA PPP loan balances of $133.2 million as borrowers take advantage of loan forgiveness.
Average loan growth between periods offset the impact of lower asset yields for the quarter ended March 31, 2022 of 3.07%, compared to 3.15% for the quarter ended March 31, 2021. The decrease in asset yields between periods reflects the low interest rate environment as new assets fund and existing assets reprice.

Excluding SBA PPP loans, average loan balances grew 11% between periods and interest income on a fully-taxable equivalent basis increased $4.3 million, or 13%.
•The decrease in interest expense was driven by a decrease in funding costs of 8 basis points between periods to 0.21% for the quarter ended March 31, 2022. Over the period, average deposits grew $609.7 million, or 16%, while average borrowings decreased $93.6 million, or 18%. This change in funding mix, along with the ability to lower interest rates on more interest-rate sensitive products, such as money markets, CDs and brokered deposits, drove the decrease in funding costs between periods.

For the quarter ended March 31, 2022, net interest margin on a fully-taxable equivalent basis was 2.87%, a decrease of 1 basis point compared to the quarter ended March 31, 2021. For the same period, the adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP), which excludes the impact of SBA PPP loans and excess cash, for the quarter ended March 31, 2022, was 2.84%, compared to 2.91% for the quarter ended March 31, 2021.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$100,002	$33	0.13%	$210,844	$47	0.09%
Investments - taxable	1,409,567	6,026	1.71%	946,456	4,054	1.71%
Investments - nontaxable(1)	115,021	967	3.36%	118,469	922	3.11%
Loans(2):
Commercial real estate	1,489,304	13,559	3.64%	1,382,794	12,374	3.58%
Commercial(1)	372,910	3,302	3.54%	346,008	3,345	3.82%
SBA PPP	21,687	1,033	19.05%	154,900	1,877	4.85%
Municipal(1)	15,221	130	3.46%	24,133	198	3.33%
Residential real estate	1,347,427	11,652	3.46%	1,083,101	10,078	3.72%
Consumer and home equity	226,731	2,382	4.26%	268,711	2,764	4.17%
Total loans	3,473,280	32,058	3.70%	3,259,647	30,636	3.76%
Total interest-earning assets	5,097,870	39,084	3.07%	4,535,416	35,659	3.15%
Cash and due from banks	47,820			51,554
Other assets	308,524			388,345
Less: ACL	(33,111)			(37,926)
Total assets	$5,421,103			$4,937,389
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,199,456	$—	—%	$817,631	$—	—%
Interest checking	1,414,704	664	0.19%	1,289,511	612	0.19%
Savings	750,899	76	0.04%	626,591	64	0.04%
Money market	710,256	518	0.30%	685,026	523	0.31%
Certificates of deposit	304,720	338	0.45%	351,555	549	0.63%
Total deposits	4,380,035	1,596	0.15%	3,770,314	1,748	0.19%
Borrowings:
Brokered deposits	176,399	237	0.55%	284,620	315	0.45%
Customer repurchase agreements	208,147	129	0.25%	165,721	121	0.29%
Subordinated debentures	44,331	529	4.84%	59,331	805	5.50%
Other borrowings	1,613	2	0.39%	14,444	35	0.99%
Total borrowings	430,490	897	0.85%	524,116	1,276	0.99%
Total funding liabilities	4,810,525	2,493	0.21%	4,294,430	3,024	0.29%
Other liabilities	85,140			109,314
Shareholders' equity	525,438			533,645
Total liabilities & shareholders' equity	$5,421,103			$4,937,389
Net interest income (fully-taxable equivalent)		36,591			32,635
Less: fully-taxable equivalent adjustment		(226)			(271)
Net interest income		$36,365			$32,364
Net interest rate spread (fully-taxable equivalent)			2.86%			2.86%
Net interest margin (fully-taxable equivalent)			2.87%			2.88%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.84%			2.91%
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

	Three Months Ended March 31, 2022 vs. March 31, 2021
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(25)	$11	$(14)
Investments – taxable	1,980	(8)	1,972
Investments – nontaxable	(27)	72	45
Commercial real estate	953	232	1,185
Commercial	259	(302)	(43)
SBA PPP	(1,614)	770	(844)
Municipal	(73)	5	(68)
Residential real estate	2,458	(884)	1,574
Consumer and home equity	(432)	50	(382)
Total interest income (fully-taxable equivalent)	3,479	(54)	3,425
Interest-bearing liabilities:
Interest checking	59	(7)	52
Savings	12	—	12
Money market	19	(24)	(5)
Certificates of deposit	(73)	(138)	(211)
Brokered deposits	(120)	42	(78)
Customer repurchase agreements	31	(23)	8
Subordinated debentures	(203)	(73)	(276)
Other borrowings	(31)	(2)	(33)
Total interest expense	(306)	(225)	(531)
Net interest income (fully-taxable equivalent)	$3,785	$171	$3,956
Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended March 31,
(In thousands)		2022	2021
Loan fees(1)	Interest income	$1,081	$1,440
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	81	234
Recoveries on previously charged-off acquired loans	Interest income	145	25
Total		$1,307	$1,699
(1)    As of March 31, 2022 and December 31, 2021, there were $220,000 and $1.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

Credit for Credit Losses

The credit for credit losses (i.e., "negative" provision for credit losses) was made up of the following components for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Credit for loan losses	$(1,236)	$(1,854)	$618	(33)%
Provision (credit) for credit losses on off-balance sheet credit exposures	161	(102)	263	N.M.
Credit for credit losses	$(1,075)	$(1,956)	$881	(45)%

For the quarter ended March 31, 2022, a negative provision for credit losses on loans was recorded, as $1.9 million of additional reserves that were established on certain loans in response to COVID-19 modifications due to their heightened credit risk were released, which more than offset the provision expense that would have otherwise been required on $102.7 million, or 3%, loan growth during the quarter.

For the quarter ended March 31, 2021, a release of provision for loan losses of $1.9 million was recorded, which reflected the Company's overall asset quality strength at that time and an improvement in its macroeconomic outlook over its four quarter forecast period within its CECL model.

Annualized net charge-offs for the quarter ended March 31, 2022 and 2021, were 0.03% of average loans for both periods.
Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Mortgage banking income, net(1)	$1,034	$7,109	$(6,075)	(85)%
Debit card income	2,924	2,736	188	7%
Income from fiduciary services	1,631	1,526	105	7%
Service charges on deposit accounts	1,833	1,539	294	19%
Brokerage and insurance commissions	994	953	41	4%
Bank-owned life insurance	576	594	(18)	(3)%
Other income	833	758	75	10%
Total non-interest income	$9,825	$15,215	$(5,390)	(35)%
Non-interest income as a percentage of total revenues	21%	32%
(1)    Mortgage banking income, net: The decrease in mortgage banking income, net for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021 was driven by a decrease in residential mortgage sales to the secondary market between periods. For the quarter ended March 31, 2022, the Company sold $46.6 million, or 23%, of its residential mortgage production, compared to $192.6 million, or 66%, for the quarter ended March 31, 2021. Residential mortgage activity was very strong in the first quarter of 2021 as mortgage interest rates were near record lows driving both purchase and refinance activity and the Company's strategy was to sell the majority of its production at that time. In the first quarter of 2022, interest rates increased sharply as the market's interest rate expectations shifted driving higher residential mortgage interest. The combination of higher interest rates, strong local market competition, low housing inventory and a shift in strategy between periods drove a decrease in salable volume to the secondary market. The Company anticipates the majority of its residential mortgage production will be held in its loan portfolio over coming quarters.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Salaries and employee benefits(1)	$15,506	$14,522	$984	7%
Furniture, equipment and data processing	3,132	3,027	105	3%
Net occupancy costs	2,144	1,951	193	10%
Debit card expense	1,066	986	80	8%
Consulting and professional fees	1,007	863	144	17%
Regulatory assessments	655	503	152	30%
Amortization of core deposit intangible assets	156	164	(8)	(5)%
Other real estate owned and collection (recoveries) costs, net	(85)	(191)	106	(55)%
Other expenses(2)	2,628	3,074	(446)	(15)%
Total non-interest expense	$26,209	$24,899	$1,310	5%
Ratio of non-interest expense to total revenues	56.74%	52.33%
Efficiency ratio (non-GAAP)	56.47%	50.96%
(1)    Salaries and employee benefits: The increase for the quarter ended March 31, 2022 compared to the quarter ended March 2021 was driven by higher salary costs of 11% due to normal merit cycles and an off-cycle merit increase in October 2021 to address inflationary pressures for our employees and the competitive labor market. Higher salary costs were partially offset by suspending the discretionary profit sharing plan for employees, effective January 1, 2022.
(2)    Other expenses: The decrease for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily driven by a one-time prepayment penalty of $514,000 upon the termination of a long-term FHLBB borrowing.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at March 31, 2022, were $139.4 million, compared to $220.6 million at December 31, 2021. The decrease in cash and cash equivalents' balances of $81.2 million during the three months ended March 31, 2022, was driven by loan growth of $102.7 million, or 3%, over this same period We continually monitor our cash levels as part of our liquidity risk management practices.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At March 31, 2022 and December 31, 2021, the Company’s investment portfolio generally consists of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and are carried at fair value or amortized cost, respectively, our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

At March 31, 2022, the Company's investments portfolio totaled $1.4 billion, a decrease of $86.1 million, or 6%, since December 31, 2021. The decrease during the three months ended March 31, 2022 was driven by changes within our AFS debt securities portfolio, including:
•Purchases of $77.9 million of debt securities to offset anticipated quarterly cash flows. The weighted-average life of investments purchased during the three months ended March 31, 2022, was 5.5 years,
•Partially offsetting the purchases during the three months ended March 31, 2022 were (i) paydowns and calls of $69.6 million and (ii) a net decrease in the fair value of the AFS debt securities portfolio of $92.8 million as interest rates rose sharply during the first quarter of 2022 in anticipation of a tightening economic policy to curb inflationary pressures. As a result, the 10-year Treasury increased 80 basis points during the first quarter of 2022 to 2.32% at

March 31, 2022, causing bond prices to fall. The change in market interest rates was the primary driver of the increase in the weighted average life of our debt securities portfolio from 5.9 years at December 31, 2021 to 6.4 years at March 31, 2022.

Our debt securities designated as AFS, which comprised 99% of our investment portfolio at March 31, 2022 and December 31, 2021, were carried at fair value using level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value. At March 31, 2022 and December 31, 2021, investments were 27% and 28% of total assets, respectively.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly-rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government-sponsored agencies. At March 31, 2022 and December 31, 2021, these investments represented 92% of the investment portfolio. The majority of the municipal bonds, which represented 8% of the investment portfolio at March 31, 2022 and December 31, 2021, had a credit rating of "AA" or higher.

Other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2022 and December 31, 2021, investment in FHLBB stock totaled $4.8 million and $4.9 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of March 31, 2022 or December 31, 2021. As noted above, the unrealized losses within our AFS debt securities as of March 31, 2022 and December 31, 2021 were driven by changes in the interest rate environment and were not credit-related.

HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our HTM debt securities as of March 31, 2022 or December 31, 2021.

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at March 31, 2022, compared to December 31, 2021, remains relatively unchanged and the Company expects it will continue to be well positioned to provide a stable source of cash flow. At March 31, 2022 and December 31, 2021, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.5 years and 4.8 years, respectively.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 71% and 72% of the loan portfolio as of March 31, 2022 and December 31, 2021, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 14% and 9%, respectively, of our total loan portfolio as of March 31, 2022 and December 31, 2021. Our distribution channels include 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and online residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	March 31, 2022	December 31, 2021	($)	(%)
Commercial real estate - non-owner-occupied	$1,181,622	$1,178,185	$3,437	—%
Commercial real estate - owner-occupied	322,268	317,275	4,993	2%
Commercial	403,352	363,695	39,657	11%
SBA PPP	6,311	35,953	(29,642)	(82)%
Residential real estate	1,392,199	1,306,447	85,752	7%
Consumer and home equity	228,466	229,919	(1,453)	(1)%
Total loans	$3,534,218	$3,431,474	$102,744	3%
Commercial Loan Portfolio	$1,913,553	$1,895,108	$18,445	1%
Retail Loan Portfolio	1,620,665	1,536,366	84,299	5%
Commercial Portfolio Mix	54%	55%
Retail Portfolio Mix	46%	45%

The Company's loan growth for the first quarter of 2022 was primarily driven by residential real estate loan growth and commercial loan growth. During the first quarter of 2022, the Company held 77% of its funded residential mortgage production, compared to 67% for the fourth quarter of 2021. The increase in the percentage of residential mortgages held within the loan portfolio, compared to the fourth quarter of 2021, is the result of local market interest rates not keeping pace with secondary market expectations as local competition is strong, combined with a housing inventory shortage and slower refinance activity. The Company anticipates that this trend will continue and it will hold the majority of its residential mortgage production within its loan portfolio over the coming quarters. The Company's commercial loan growth for the first quarter was driven primarily by small business loans, reflective of its recent build-out of a dedicated small business team.

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. Effective May 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program. The decrease in the first quarter of 2022 was driven by borrower loans being forgiven under the terms of the program. As of March 31, 2022 and December 31, 2021, there were $220,000 and $1.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

During the first quarter of 2022, interest rates rose sharply in anticipation of the Federal Open Market Committee increasing the Federal Funds interest rate this year in an effort to curb widespread inflationary pressures. In doing so, there is a high likelihood the economy will slow which may have an impact on overall loan demand and slow the Company's loan growth moving forward.

Asset Quality
Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continually reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio. In light of the current environment, management is monitoring the impact of the following on our borrowers: (1) the impact of rising interest rates, (2) the continued impact of COVID-19, (3) widespread inflationary pressures across the value chain, and (4) challenges across the labor market.

Management of the Company's credit risk includes management and board-level oversight as follows:

•The Credit Risk and Special Assets team and the Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Compliance, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan ratings system.

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
•The Directors Credit Committee of the Board of Directors reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels.
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

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the composition and amount of our non-performing loans as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate - non-owner-occupied	$50	$51
Commercial real estate - owner-occupied	133	133
Commercial	1,045	829
Residential real estate	2,052	2,107
Consumer and home equity	1,172	1,207
Total non-accrual loans	4,452	4,327
Accruing TDRs not included above	2,303	2,392
Total non-performing loans	6,755	6,719
Other real estate owned	—	165
Total non-performing assets	$6,755	$6,884
Total loans, excluding loans held for sale	$3,534,218	$3,431,474
Total assets	$5,420,415	$5,500,356
ACL on loans	$31,770	$33,256
ACL on loans to non-accrual loans	713.61%	768.57%
Non-accrual loans to total loans	0.13%	0.13%
Non-performing loans to total loans	0.19%	0.20%
Non-performing assets to total assets	0.12%	0.13%

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2022, loans classified as potential problem loans totaled $97,000.

Past Due Loans

Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$91	$—
Commercial real estate - owner-occupied	—	47
Commercial	169	552
Residential real estate	575	400
Consumer and home equity	466	509
Total	$1,301	$1,508
Total loans	$3,534,218	$3,431,474
Accruing loans 30-89 days past due to total loans	0.04%	0.04%

ACL

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2021
(Dollars in thousands)	2022	2021
ACL on loans at the beginning of the period	$33,256	$37,865	$37,865
Credit for loan losses	(1,236)	(1,854)	(3,817)
Net charge-offs (recoveries)[1]
Commercial real estate	(2)	(2)	(9)
Commercial	189	104	579
Residential real estate	—	53	(15)
Consumer and home equity	63	81	237
Total net charge-offs (recoveries)	250	236	792
ACL on loans at the end of the period	$31,770	$35,775	$33,256
Components of ACL:
ACL on loans	$31,770	$35,775	$33,256
ACL on off-balance sheet credit exposures	3,355	2,466	3,195
ACL at end of the period	$35,125	$38,241	$36,451
Total loans, excluding loans held for sale	$3,534,218	$3,237,046	$3,431,474
Average Loans	3,473,280	3,259,647	3,368,378
Net charge-offs to average loans	0.03%	0.03%	0.02%
Credit for loan losses (annualized) to average loans	(0.14)%	(0.23)%	(0.11)%
ACL on loans to total loans	0.90%	1.11%	0.97%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended March 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2022:
Commercial real estate	$—	$2	$(2)	1,489,304	—%
Commercial	246	57	189	372,910	0.05%
SBA PPP	—	—	—	21,687	—%
Residential real estate		—	—	1,347,427	—%
Consumer and home equity	66	3	63	226,731	0.03%
Total	$312	$62	$250	$3,458,059	0.01%
2021:
Commercial real estate	$—	$2	$(2)	$1,382,794	—%
Commercial	147	43	104	346,008	0.03%
SBA PPP	—	—	—	154,900	—%
Residential real estate	53	—	53	1,083,101	—%
Consumer and home equity	87	6	81	268,711	0.03%
Total	$287	$51	$236	$3,235,514	0.01%

	For the Year Ended December 31,
2021
Commercial real estate	$—	$9	$(9)	$1,412,884	—%
Commercial	799	220	579	361,256	0.16%
SBA PPP	—	—	—	118,414	—%
Residential real estate	92	107	(15)	1,156,698	—%
Consumer and home equity	273	36	237	250,061	0.09%
Total	$1,164	$372	$792	$3,299,313	0.02%

ACL on Loans

There were no significant changes in our modeling methodology to determine the ACL on loans during the three months ended March 31, 2022. The significant key assumptions used with the ACL on loans calculation at March 31, 2022 and December 31, 2021, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of March 31, 2022 and December 31, 2021, the recorded ACL on loans was $31.8 million and $33.3 million, respectively, and represented our best estimate. The decrease in the ACL on loans between periods was primarily driven by the release of $1.9 million of additional reserves established for certain commercial real estate loans in response to COVID-19 modifications due to heightened credit risk. We had established certain metrics that needed to be met prior to the release of these additional reserves, and in the first quarter of 2022, the first tranche of these loans met all required metrics and the associated additional reserves were released. Refer to "—Results of Operations—Provision for Credit Losses—Provision (Credit) for Loan Losses" for further discussion of the drivers for change between periods.

As of March 31, 2022, there were $3.2 million of additional reserves provided for certain commercial loans within the Company's ACL on loans that are subject to release upon certain metrics being met, and it is anticipated the Company will release the majority of these reserves over the coming quarters. However, the overall global and national markets continue to be volatile and carry a high degree of uncertainty, and any changes to our forecast or qualitative factors subject our allowance estimate to a higher risk of fluctuation between periods.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change of our assumptions likely will alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on loans is reviewed periodically within a calendar quarter to assess trends in CECL key assumptions and asset quality, and their effects on the Company's financial condition.

ACL on Off-Balance Sheet Credit Exposures

There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the three months ended March 31, 2022. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of March 31, 2022, was $3.4 million, compared to $3.2 million as of December 31, 2021.

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

Liabilities and Shareholders’ Equity

Deposits

At March 31, 2022, deposits totaled $4.6 billion, a decrease of $32.2 million, or 1%, since December 31, 2021. The decrease in deposits during the three months ended March 31, 2022 was driven by a decrease in brokered deposits as short-term borrowings and core deposits (non-GAAP) growth of 1% supplemented our funding needs.

The Company's loan-to-deposit ratio was 77% at March 31, 2022, compared to 74% at December 31, 2021.

Uninsured Deposits

Total deposits that exceed the FDIC deposit insurance limit of $250,000 were $1.3 billion at March 31, 2022 and December 31, 2021. The Company has pledged assets as collateral covering certain deposits in the amount of $354.0 million and $347.0 million at March 31, 2022 and December 31, 2021, respectively.

The portion of time deposits that exceed the FDIC deposit insurance limit of $250,000, by time remaining until maturity, at March 31, 2022 was $60.7 million. At March 31, 2022, the Company does not have time deposits that are otherwise uninsured.

Borrowings

At March 31, 2022, total borrowings were $237.7 million, an increase of $26.1 million, or 12%, since December 31, 2021.

Shareholders' Equity

Shareholders' equity at March 31, 2022 totaled $482.4 million, compared to $541.3 million. The decrease in shareholders' equity for the three months ended March 31, 2022, was driven by a decrease in AOCI of $69.7 million as the AFS debt securities portfolio valuation decreased in response to the share increase in interest rates during the first quarter of 2022. This resulted in a decrease in: (1) the common equity ratio of 94 basis points to 8.90% at March 31, 2022, (2) the tangible common equity ratio (non-GAAP) of 97 basis points to 7.25% at March 31, 2022, (3) book value per share of 11% to $32.72 at March 31, 2022, and (4) tangible book value per share (non-GAAP) of 13% to $26.16 at March 31, 2022. As discussed further in "—Investments," management believes the decrease in shareholders' equity is temporary and is not an indication of permanent losses. The Company and the Bank continue to be well-capitalized under the standards set by its regulators. Refer to Note 10 of the consolidated financial statements for further details.

On March 29, 2022, the Company announced a quarterly cash dividend to shareholders of $0.40 per share, payable on April 29, 2022 to shareholders of record as of April 15, 2022. As of March 31, 2022, the Company's annualized dividend yield was 3.40% based on Camden National's closing share price of $47.04, as reported by NASDAQ on March 31, 2022.

In January 2022, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2021. During the three months ended March 31, 2022, the Company repurchased 13,086 shares at a weighted average price of $46.51 per share. Subsequent to March 31, 2022, another 101,507 shares of the Company's common stock were purchased at a weighted average price of $46.77 through April 28, 2022.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2021
	2022	2021
Financial Ratios
Average equity to average assets	9.69%	10.81%	10.33%
Common equity ratio	8.90%	10.46%	9.84%
Tangible common equity ratio (non-GAAP)	7.25%	8.71%	8.22%
Dividend payout ratio	35.09%	27.27%	32.03%
Per Share Data
Book value per share	$32.72	$35.64	$36.72
Tangible book value per share (non-GAAP)	26.16	29.12	30.15
Dividends declared per share	0.40	0.36	1.48
Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of March 31, 2022 and December 31, 2021, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

We believe that our level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of March 31, 2022 and December 31, 2021, total deposits, including brokered deposits, were $4.6 billion, which included money market deposits of $58.5 million and $60.4 million, respectively, from Camden National Wealth Management, which represent client funds. These funds fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs as of March 31, 2022:

(In thousands)	CDs
1 year or less	$139,148
> 1 year	160,717
Total	$299,865

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. As of March 31, 2022, total borrowings were $282.0 million, compared to $255.9 million as of December 31, 2021. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $49.7 million as of March 31, 2022. We also believe we have additional untapped access to the brokered deposit market, wholesale reverse repurchase transaction market, and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of March 31, 2022:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$—	$237,668	$—	$237,668
> 1 year	—	—	44,331	44,331
Total	$—	$237,668	$44,331	$281,999

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. Specifically, in a rising interest rate environment prepayment speeds may slow, which then would decrease the pace in which we receive cash flow from loans. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of March 31, 2022, book value of $1.5 billion of qualifying loans were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	March 31, 2022
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$34,535	$91,193	$431,819	$75,397	$632,944	18%
Commercial	7,493	94,030	84,356	10,995	196,874	5%
Residential real estate	34,275	8,232	164,403	972,848	1,179,758	33%
Consumer and home equity	6,601	11,955	21,979	157,277	197,812	6%
Total fixed rate	82,904	205,410	702,557	1,216,517	2,207,388	62%
Variable Rate:
Commercial real estate(2)	41,142	170,904	382,745	276,156	870,947	25%
Commercial	36,755	116,674	38,942	20,419	212,790	6%
Residential real estate	4,403	1,399	33,908	172,730	212,440	6%
Consumer and home equity	1,579	3,125	9,665	16,284	30,653	1%
Total variable rate	83,879	292,102	465,260	485,589	1,326,830	38%
Total loans	$166,783	$497,512	$1,167,817	$1,702,106	$3,534,218	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. As of March 31, 2022 and December 31, 2021, the Company's MBS and CMO debt securities portfolio totaled 90%, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. As of March 31, 2022, $768.4 million of our AFS debt securities, or 54.0%, was not pledged as collateral.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of March 31, 2022:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$196,859
> 1 year	1,226,240
Total	$1,423,099
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

In a rising interest rate environment prepayment speeds may slow, which then would decrease the pace in which we receive cash flow from our investments.

Other Liquidity Requirements. Through the Company's normal course of business it generates cash flows from earnings and, while not contractual, it has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the three months ended March 31, 2022, the Company reported $16.8 million of net income, paid cash dividends of $5.9 million to shareholders and repurchased shares of its common stock for $542,000.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At March 31, 2022, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years
Operating leases	$3,637	$1,322	$2,315
Finance leases	936	309	627
Other contractual obligations	1,942	1,942	—
Total	$6,515	$3,573	$2,942

The Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition.

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Many of the commitments will expire without being drawn upon, and thus, the total amount does not necessarily represent future cash requirements. Refer to Note 7 of the consolidated financial statements for additional details.

We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. These contracts with our various counterparties may subject the Company to various cash flow requirements, which may include posting of cash as collateral (or other assets) for arrangements that the Company is in a liability position (i.e. “underwater”). Refer to Note 8 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $482.5 million and $541.3 million at March 31, 2022 and December 31, 2021, respectively, which amounted to 9% and 10% of total assets, respectively. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding the driver for the decrease in shareholders' equity for the three months ended March 31, 2022.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $5.9 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2022 and 2021, the Bank declared dividends payable to the Company in the amount of $8.1 million and $17.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2022 and December 31, 2021, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

The spread of the COVID-19 pandemic has increased many of the risks we face, including our credit, operational, vendor and third party, and technology risks. In response to the COVID-19 pandemic, the Company formed the Pandemic Work Group in 2020 to develop and oversee the Company’s response. The Pandemic Work Group: (i) developed employee practices, policies and playbooks to address pandemic related issues; (ii) implemented monitoring of all federal, state and local actions, such as stay-at-home orders, masking mandates and others, so that the Company can comply with all legal requirements; (iii) completed risk assessments and proactive monitoring over critical vendors, along with enhanced cybersecurity monitoring and reporting; (iv) created ongoing assessment and monitoring over employee availability, safety, workloads and access to tools (including technology needed to work from home effectively); (v) oversaw the roll out of and continue to monitor the SBA PPP loan program and temporary loan relief programs; (vi) developed our branch network plan, including determination of which of our branches were to close in order to best allocate resources; (vii) developed a plan for, and oversaw the re-opening of our branches in June 2020, which included ensuring health and safety protocols and practices were in place for our employees and customers; and (viii) completed and implemented the Company's “return-to-office” strategy during the third quarter of 2021, which included certain employees returning to the office full-time, others through a hybrid model (i.e., work from home part-time and from one of the Company's physical locations part-time), and others working remotely full-time. The Company's Executive Committee re-assessed its use of a hybrid model for its employees during the first quarter of 2022 and, at this time, will continue to use such model and govern in accordance with the established policy. The Executive Committee will continue to monitor and assess the related policy and its practice periodically.

The Pandemic Work Group was established in response to the COVID-19 pandemic to oversee the Company’s response to the COVID-19 pandemic and its impact on the Company and its employees. These areas of oversight included, but were not limited to, employee practices and assessment of employee availability, safety and workload. Members of the Pandemic Work Group include the Company’s executive team and other members of senior management. Throughout the pandemic, the Pandemic Work Group, through the Company's executive team, has reported to the Board of Directors on related matters to assist the Board of Directors with both its ongoing oversight of the Company’s response to COVID-19 as well as its management of all areas of risks the Company faces, which have been affected by the COVID-19 pandemic. As of March 31, 2022, the Pandemic Work Group is meeting periodically as needed based on facts and circumstances, and updates the Board of Directors accordingly.

There have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding the Company's risk management.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of March 31, 2022 and 2021, as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of March 31, 2022 and 2021, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2022	March 31, 2021
Year 1
+200 basis points	(0.79)%	2.61%
-100 basis points	(0.24)%	(0.94)%
Year 2
+200 basis points	6.04%	10.03%
-100 basis points	(1.91)%	(9.80)%

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

If rates remain at or near current levels, net interest income is projected to increase over the next year. Asset cash flows reprice and replace into the current higher rate environment, more than offsetting the increases in funding costs, causing balance sheet spread to expand. If rates decrease 100 basis points, net interest income is projected to decrease as loans and investment cash flow reprice lower, prepayments increase and the ability to reduce cost of funds is limited. In the second year, net interest income is projected to further decrease as asset yields continue to drop and the cost of funds reductions are exhausted. If rates increase 200 basis points, net interest income is projected to decrease slightly in the first year due to asset yield improvements lagging funding cost increases. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases lag.

Periodically, if deemed appropriate, we use back-to-back loan swaps, interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer Note 8 of the consolidated financial statements for further discussion of these derivative instruments.

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. The Company will continue to assess the use of alternative rates, including SOFR, and expects to transition to alternative rates as the markets and best practices further develop. As of March 31, 2022, the Company has no LIBOR-based deposits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information required by this Item 3 is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" and such information is incorporated into this Item 3 by reference.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for discussion of these risks.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1
Amendment to the Articles of Incorporation of Camden National Corporation (incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-8 filed with the Commission on April 28, 2022 (File No. 333-264534)).

3.2
Camden National Corporation Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-8 filed with the Commission on April 28, 2022 (File No. 333-264534)).

10.1†
Camden National Corporation 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the Commission on April 28, 2022 (File No. 333-264534)).

10.2†
Camden National Corporation Second Amended and Restated Long-Term Performance Share Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 28, 2022).

10.3*†	Camden National Corporation Second Amended and Restated Management Stock Purchase Program, effective as of April 26, 2022.
10.4*†	Camden National Corporation Third Amended and Restated Defined Contribution Retirement Program, effective as of April 26, 2022.
10.5*†	Camden National Corporation Amended and Restated Independent Directors' Equity Compensation Program, effective as of April 26, 2022.
10.6*†	Form of Non-Executive Restricted Stock Award Agreement Under the 2022 Equity and Incentive Plan.
10.7*†	Form of Executive Restricted Stock Award Agreement Under the 2022 Equity and Incentive Plan.
10.8*†	Form of Restricted Stock Award Agreement Under the Second Amended and Restated Management Stock Purchase Program.
10.9*†	Form of Restricted Stock Unit Award Agreement for Company Employees Under the 2022 Equity and Incentive Plan.
10.10*†	Form of Performance Share Unit award Agreement Under the Second Amended and Restated Long-Term Performance Share Program.
10.11*†	Form of Incentive Stock Option Agreement Under the Camden National Corporation 2022 Equity and Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	iXBRL (Inline eXtensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in iXBRL: (i) Consolidated Statements of Condition - March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2022 and 2021; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 5, 2022
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	May 5, 2022
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer