Form 10-Q
period 2022-06-30
CAMDEN NATIONAL CORP
filed 2022-08-04
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 29, 2022: Common stock (no par value) 14,625,228 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$48,927	$38,902
Interest-bearing deposits in other banks (including restricted cash)	27,496	181,723
Total cash, cash equivalents and restricted cash	76,423	220,625
Investments:
Trading securities	3,808	4,428
Available-for-sale securities, at fair value (amortized cost of $864,600 and $1,508,981, respectively)	788,123	1,507,486
Held-to-maturity securities, at amortized cost (fair value of $537,538 and $1,380, respectively)	546,520	1,291
Other investments	14,431	10,280
Total investments	1,352,882	1,523,485
Loans held for sale, at fair value (book value of $3,380 and $5,786, respectively)	3,340	5,815
Loans	3,724,227	3,431,474
Less: allowance for credit losses on loans	(34,244)	(33,256)
Net loans	3,689,983	3,398,218
Goodwill	94,697	94,697
Core deposit intangible assets	1,876	2,188
Bank-owned life insurance	98,386	97,241
Premises and equipment, net	36,876	37,775
Deferred tax assets	47,247	19,210
Other assets	64,786	101,102
Total assets	$5,466,496	$5,500,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,228,146	$1,279,565
Interest checking	1,448,408	1,351,736
Savings and money market	1,470,720	1,459,472
Certificates of deposit	296,408	309,648
Brokered deposits	83,379	208,468
Total deposits	4,527,061	4,608,889
Short-term borrowings	371,502	211,608
Subordinated debentures	44,331	44,331
Accrued interest and other liabilities	77,221	94,234
Total liabilities	5,020,115	4,959,062
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,625,041 and 14,739,956 shares on June 30, 2022 and December 31, 2021, respectively	116,825	123,111
Retained earnings	444,522	424,412
Accumulated other comprehensive loss	(114,966)	(6,229)
Total shareholders’ equity	446,381	541,294
Total liabilities and shareholders’ equity	$5,466,496	$5,500,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$33,121	$30,865	$65,156	$61,425
Taxable interest on investments	5,850	4,376	11,639	8,205
Nontaxable interest on investments	770	763	1,534	1,491
Dividend income	106	102	212	207
Other interest income	183	160	347	326
Total interest income	40,030	36,266	78,888	71,654
Interest Expense
Interest on deposits	2,510	1,921	4,343	3,984
Interest on borrowings	454	176	585	332
Interest on subordinated debentures	532	640	1,061	1,445
Total interest expense	3,496	2,737	5,989	5,761
Net interest income	36,534	33,529	72,899	65,893
Provision (credit) for credit losses	2,345	(3,403)	1,270	(5,359)
Net interest income after provision (credit) for credit losses	34,189	36,932	71,629	71,252
Non-Interest Income
Debit card income	3,213	3,112	6,137	5,848
Service charges on deposit accounts	1,931	1,517	3,764	3,056
Income from fiduciary services	1,681	1,707	3,312	3,233
Mortgage banking income, net	1,517	2,598	2,551	9,707
Brokerage and insurance commissions	1,272	939	2,266	1,892
Bank-owned life insurance	569	591	1,145	1,185
Net loss on sale of securities	(9)	—	(9)	—
Other income	967	856	1,800	1,614
Total non-interest income	11,141	11,320	20,966	26,535
Non-Interest Expense
Salaries and employee benefits	15,402	15,318	30,908	29,840
Furniture, equipment and data processing	3,202	2,947	6,334	5,974
Net occupancy costs	1,806	1,805	3,950	3,756
Consulting and professional fees	1,293	997	2,300	1,860
Debit card expense	1,134	1,074	2,200	2,060
Regulatory assessments	515	487	1,170	990
Amortization of core deposit intangible assets	157	164	313	328
Other real estate owned and collection costs (recoveries), net	38	(25)	(47)	(216)
Other expenses	3,009	2,823	5,637	5,897
Total non-interest expense	26,556	25,590	52,765	50,489
Income before income tax expense	18,774	22,662	39,830	47,298
Income Tax Expense	3,748	4,519	8,009	9,415
Net Income	$15,026	$18,143	$31,821	$37,883
Per Share Data
Basic earnings per share	$1.02	$1.21	$2.16	$2.53
Diluted earnings per share	$1.02	$1.21	$2.15	$2.52
Cash dividends declared per share	$0.40	$0.36	$0.80	$0.72
Weighted average number of common shares outstanding	14,651,851	14,943,486	14,696,323	14,930,017
Diluted weighted average number of common shares outstanding	14,704,651	15,007,471	14,757,062	14,994,138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net Income	$15,026	$18,143	$31,821	$37,883
Other comprehensive (loss) income:
Net change in unrealized gain (loss) on debt securities, net of tax	(42,053)	2,296	(114,864)	(15,213)
Net change in unrealized gain (loss) on cash flow hedging derivatives, net of tax	2,819	(2,364)	5,764	2,800
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	181	171	363	341
Other comprehensive (loss) income	(39,053)	103	(108,737)	(12,072)
Comprehensive (Loss) Income	$(24,027)	$18,246	$(76,916)	$25,811

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2021	14,928,434	$131,695	$391,860	$8,565	$532,120
Net income	—	—	18,143	—	18,143
Other comprehensive income, net of tax	—	—	—	103	103
Stock-based compensation expense	—	811	—	—	811
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	22,633	(228)	—	—	(228)
Cash dividends declared ($0.36 per share)	—	—	(5,401)	—	(5,401)
Balance at June 30, 2021	14,951,067	$132,278	$404,602	$8,668	$545,548
Balance at March 31, 2022	14,746,410	$123,012	$435,347	$(75,913)	482,446
Net income	—	—	15,026	—	15,026
Other comprehensive loss, net of tax	—	—	—	(39,053)	(39,053)
Stock-based compensation expense	—	893	—	—	893
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	27,101	(276)	—	—	(276)
Common stock repurchased	(148,470)	(6,804)	—	—	(6,804)
Cash dividends declared ($0.40 per share)	—	—	(5,851)	—	(5,851)
Balance at June 30, 2022	14,625,041	$116,825	$444,522	$(114,966)	$446,381

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	37,883	—	37,883
Other comprehensive loss, net of tax	—	—	—	(12,072)	(12,072)
Stock-based compensation expense	—	1,514	—	—	1,514
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	41,970	(308)	—	—	(308)
Cash dividends declared ($0.72 per share)	—	—	(10,783)	—	(10,783)
Balance at June 30, 2021	14,951,067	$132,278	$404,602	$8,668	$545,548
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
Net income	—	—	31,821	—	31,821
Other comprehensive loss, net of tax	—	—	—	(108,737)	(108,737)
Stock-based compensation expense	—	1,517	—	—	1,517
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	46,641	(390)	—	—	(390)
Common stock repurchased	(161,556)	(7,413)	—	—	(7,413)
Cash dividends declared ($0.80 per share)	—	—	(11,711)	—	(11,711)
Balance at June 30, 2022	14,625,041	$116,825	$444,522	$(114,966)	$446,381

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Operating Activities
Net Income	$31,821	$37,883
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(91,275)	(277,778)
Proceeds from the sale of mortgage loans	95,846	312,474
Gain on sale of mortgage loans, net of origination costs	(2,165)	(9,084)
Provision (credit) for credit losses	1,270	(5,359)
Depreciation and amortization expense	1,774	1,826
Investment securities amortization and accretion, net	2,166	3,733
Stock-based compensation expense	1,517	1,514
Amortization of core deposit intangible assets	313	328
Purchase accounting accretion, net	(126)	(435)
Net decrease in derivative collateral posted	30,470	22,090
Decrease in other assets	1,265	3,385
Decrease in other liabilities	(3,361)	(6,072)
Net cash provided by operating activities	69,515	84,505
Investing Activities
Proceeds from available-for-sale debt securities	130,634	175,036
Purchase of available-for-sale debt securities	(80,868)	(482,156)
Proceeds from paydowns of held-to-maturity securities	371	—
Purchase of held-to-maturity securities	(24,502)	—
Net increase in loans	(293,288)	(66,366)
Purchase of Federal Home Loan Bank stock	(14,840)	(12)
Proceeds from sale of Federal Home Loan Bank stock	10,689	1,329
Purchase of premises and equipment	(952)	(1,176)
Recoveries of previously charged-off loans	374	208
Proceeds from the sale of other real estate owned	287	465
Net cash used in investing activities	(272,095)	(372,672)
Financing Activities
Net (decrease) increase in deposits	(81,828)	288,870
Net proceeds from borrowings less than 90 days	159,894	7,974
Repayments of Federal Home Loan Bank long-term advances	—	(25,000)
Repayment of subordinated debt	—	(15,000)
Common stock repurchases	(7,413)	(11)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(390)	(308)
Cash dividends paid on common stock	(11,805)	(10,323)
Finance lease payments	(80)	(76)
Net cash provided by financing activities	58,378	246,126
Net decrease in cash, cash equivalents and restricted cash	(144,202)	(42,041)
Cash, cash equivalents, and restricted cash at beginning of period	220,625	145,774
Cash, cash equivalents and restricted cash at end of period	$76,423	$103,733
Supplemental information
Transfer from available-for-sale securities to held-to-maturity securities[1]	$592,438	$—
Interest paid	5,858	5,874
Income taxes paid	4,811	10,294
Transfer from premises to other real estate owned	—	204
(1)    During the three months ended June 30, 2022, the Company transferred securities from available-for-sale to held-to-maturity in a non-cash transaction. The amount of $592.4 million was the amortized cost basis of the securities as of the date of transfer. The fair value of the securities at the date of transfer was $520.3 million. The net pretax unrealized losses of $72.1 million was included in AOCI. Refer to Note 3 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2022 and December 31, 2021, the consolidated statements of income for the three and six months ended June 30, 2022 and 2021, the consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc. as of and for the three and six months ended June 30, 2022 and 2021). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2022, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, signed into law in March 2020 in response to COVID-19	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	OTTI:	Other-than-temporary impairment
FASB:	Financial Accounting Standards Board	PD:	Probability of default
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FHLMC:	Federal Home Loan Mortgage Corporation	SOFR:	Secured Overnight Financing Rate
FNMA:	Federal National Mortgage Association	TDR:	Troubled-debt restructured loan
FOMC:	Federal Open Market Committee	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The FASB issued ASU 2022-02 to provide new guidance on TDRs and write-offs for entities that have adopted ASU 2016-13. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of ASU 2022-02 on its consolidated financial statements and does not anticipate a material impact upon adoption.

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12, which was adopted by the Company in 2018. This amendment renames the "last-of-layer" method to the "portfolio layer" method, permits non-repayable financial assets to be included in a closed portfolio hedged using the portfolio layer method, and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The amendment is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the amendment and does not anticipate a material impact on its consolidated financial statements upon adoption of this guidance.

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of June 30, 2022 and December 31, 2021, the fair value of the Company's trading securities were $3.8 million and $4.4 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
Obligations of states and political subdivisions	$54,004	$62	$(320)	$53,746
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	642,019	91	(65,644)	576,466
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,457	3	(8,890)	136,570
Subordinated corporate bonds	23,120	35	(1,814)	21,341
Total AFS debt securities	$864,600	$191	$(76,668)	$788,123
December 31, 2021
Obligations of U.S. government-sponsored enterprises	$8,585	$—	$(241)	$8,344
Obligations of states and political subdivisions	112,086	5,392	—	117,478
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,003,869	7,856	(11,468)	1,000,257
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,781	2,835	(5,767)	358,849
Subordinated corporate bonds	22,660	152	(254)	22,558
Total AFS debt securities	$1,508,981	$16,235	$(17,730)	$1,507,486

As of June 30, 2022 and December 31, 2021, there was no allowance carried on AFS debt securities.

During June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses will be amortized over the remaining life of the securities. At June 30, 2022, the net unrealized losses on the transferred securities reported within AOCI were $56.0 million, net of a deferred tax asset of $15.3 million.

The net unrealized losses on AFS debt securities reported within AOCI at June 30, 2022, were $60.0 million, net of a deferred tax asset of $16.4 million. The net unrealized losses on AFS debt securities reported within AOCI at December 31, 2021, were $1.2 million, net of a deferred tax asset of $321,000.

The following table details the Company's sales of AFS debt securities for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Proceeds from sales of investments	$8,723	$—	$8,723	$—
Gross realized gains	13	—	13	—
Gross realized losses	(22)	—	(22)	—

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Obligations of states and political subdivisions	78	$39,703	$(320)	$—	$—	$39,703	$(320)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	170	500,257	(53,944)	70,192	(11,700)	$570,449	(65,644)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	76	99,345	(5,562)	34,506	(3,328)	133,851	(8,890)
Subordinated corporate bonds	11	15,453	(1,668)	1,853	(146)	17,306	(1,814)
Total AFS debt securities	335	$654,758	$(61,494)	$106,551	$(15,174)	$761,309	$(76,668)
December 31, 2021
Obligations of U.S. government-sponsored enterprises	4	$8,344	$(241)	$—	$—	$8,344	$(241)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	113	659,851	(8,999)	61,978	(2,469)	721,829	(11,468)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	56	191,456	(4,602)	38,117	(1,165)	229,573	(5,767)
Subordinated corporate bonds	7	11,932	(232)	979	(22)	12,911	(254)
Total AFS debt securities	180	$871,583	$(14,074)	$101,074	$(3,656)	$972,657	$(17,730)

For the three and six months ended June 30, 2022 and 2021, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and not reflective of credit events. The issuers continue to make timely principal and interest payments on the bonds.

At June 30, 2022 and December 31, 2021, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.9 million and $3.4 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at June 30, 2022, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,217	$1,222
Due after one year through five years	9,227	8,762
Due after five years through ten years	63,681	62,078
Due after ten years	2,999	3,025
Subtotal	77,124	75,087
Mortgage-related securities	787,476	713,036
Total	$864,600	$788,123

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
Obligations of U.S. government-sponsored enterprises	$7,389	$—	$(158)	$7,231
Obligations of states and political subdivisions	55,837	223	(816)	55,244
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	329,542	—	(5,529)	324,013
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	151,384	—	(2,593)	148,791
Subordinated corporate bonds	2,368	—	(109)	2,259
Total HTM debt securities	$546,520	$223	$(9,205)	$537,538
December 31, 2021
Obligations of states and political subdivisions	$1,291	$89	$—	$1,380
Total HTM debt securities	$1,291	$89	$—	$1,380
During the second quarter of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM.

As of June 30, 2022, the Company's HTM debt securities portfolio was primarily comprised of holdings issued or guaranteed by U.S. government sponsored enterprises and municipal debt. Agency-backed and government-sponsored enterprise securities have a long 40 years of history with no credit losses, including during times of severe stress like the 2007-2008 financial crisis. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As of December

31, 2021, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. Accordingly, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at June 30, 2022 or December 31, 2021.

As of June 30, 2022 and December 31, 2021, none of the Company's HTM debt securities were past due or on non-accrual status. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any interest income on non-accrual HTM debt securities. At June 30, 2022 and December 31, 2021, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $1.4 million and $10,000, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at June 30, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	865	870
Due after five years through ten years	14,528	14,310
Due after ten years	50,201	49,554
Subtotal	65,594	64,734
Mortgage-related securities	480,926	472,804
Total	$546,520	$537,538

AFS and HTM Debt Securities Pledged

At June 30, 2022 and December 31, 2021, AFS and HTM debt securities with an amortized cost of $662.8 million and $640.1 million and estimated fair values of $619.5 million and $641.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and six months ended June 30, 2022 and 2021.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
FHLBB	$9,057	$4,906
FRB	5,374	5,374
Total other investments	$14,431	$10,280

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,208,700	$1,178,185
Commercial real estate - owner-occupied	324,214	317,275
Commercial	421,220	363,695
SBA PPP	2,509	35,953
Total commercial loans	1,956,643	1,895,108
Retail Loans:
Residential real estate	1,517,239	1,306,447
Home equity	230,865	210,403
Consumer	19,480	19,516
Total retail loans	1,767,584	1,536,366
Total loans	$3,724,227	$3,431,474

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Net unamortized fair value mark discount on acquired loans	$(467)	$(593)
Net unamortized loan origination costs(1)	5,633	3,110
Total	$5,166	$2,517
(1)    Net unamortized loan origination costs includes unrecognized origination fees for SBA PPP loans of $67,000 and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.

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

SBA PPP Loans. Beginning in April 2020, the Company originated SBA PPP loans issued to qualifying businesses as part of the federal stimulus packages issued due to the COVID-19 pandemic. This program provided qualifying businesses a specialized, low-interest-rate loan by the U.S. Treasury Department and was administered by the SBA. SBA PPP loans provided borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilized the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. Effective May 31, 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program.

For the year ended December 31, 2021, the Company originated 1,620 SBA PPP loans totaling $102.2 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. Of these SBA PPP loans originated during the year ended December 31, 2021, 19 loans totaling $2.5 million remained outstanding as of June 30, 2022.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At June 30, 2022 and December 31, 2021, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended June 30, 2022 and 2021, the Company sold $47.0 million and $110.8 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.0 million and $2.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company sold $93.7 million and $303.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $2.2 million and $9.1 million, respectively.

At June 30, 2022 and December 31, 2021, the Company had certain residential mortgage loans with a principal balance of $3.4 million and $5.8 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2022 and December 31, 2021, recorded an unrealized (loss) gain of ($40,000) and $29,000, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded an unrealized gain on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $73,000 and $267,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of ($69,000) and ($804,000) respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at June 30, 2022 and December 31, 2021. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2022 and December 31, 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non-

owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$16,572	$2,339	$4,838	$4	$6,476	$1,435	$106	$31,770
Loans charged off	—	—	(316)	—	(16)	—	(17)	(349)
Recoveries	—	—	223	—	—	86	3	312
(Credit) provision for loan losses	(362)	162	400	(3)	1,978	275	61	2,511
Ending balance, June 30, 2022	$16,210	$2,501	$5,145	$1	$8,438	$1,796	$153	$34,244
At or For The Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256
Loans charged off	—	—	(561)	—	(16)	—	(84)	(661)
Recoveries	1	2	280	—	—	86	5	374
(Credit) provision for loan losses	(2,625)	(40)	1,243	(18)	2,321	241	153	1,275
Ending balance, June 30, 2022	$16,210	$2,501	$5,145	$1	$8,438	$1,796	$153	$34,244
At or For The Three Months Ended June 30, 2021
Beginning balance, March 31, 2021	$22,473	$2,548	$5,170	$87	$3,093	$2,176	$228	$35,775
Loans charged off	—	—	(259)	—	(35)	(107)	(19)	(420)
Recoveries	—	3	67	—	70	—	17	157
(Credit) provision for loan losses	(2,896)	(35)	(636)	(21)	77	(4)	63	(3,452)
Ending balance, June 30, 2021	$19,577	$2,516	$4,342	$66	$3,205	$2,065	$289	$32,060
At or For The Six Months Ended June 30, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(406)	—	(88)	(145)	(68)	(707)
Recoveries	—	5	110	—	70	—	23	208
(Credit) provision for loan losses	(2,201)	(321)	(2,065)	(3)	(251)	(406)	(59)	(5,306)
Ending balance, June 30, 2021	$19,577	$2,516	$4,342	$66	$3,205	$2,065	$289	$32,060
At or For The Year Ended December 31, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(799)	—	(92)	(162)	(111)	(1,164)
Recoveries	—	9	220	—	107	4	32	372
(Credit) provision for loan losses	(2,944)	(302)	(1,941)	(50)	2,644	(989)	(235)	(3,817)
Ending balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256

The ACL on loans increased $1.0 million during the six months ended June 30, 2022, to $34.2 million. The increase was driven by: (1) a softening overall economy and increasing likelihood of a forecasted recession, and (2) 9% loan growth during this period, that offset (3) a decrease of $4.2 million of reserves that had been established for certain hospitality-related loans within the commercial real estate-non-owner occupied loan segment in response to the COVID-19 pandemic and the identified elevated credit risk the pandemic presented to these loans at that time. As these loans meet certain predetermined credit metrics, the established reserve is released. As of June 30, 2022 and December 31, 2021, the allowance on these loans was $768,000 and $5.0 million, respectively.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of June 30, 2022, the Company's total exposure to the lessors of nonresidential buildings' industry was 13% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2022.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the dates indicated:

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$211,579	$277,547	$160,694	$131,091	$112,844	$276,717	$—	$—	$1,170,472
Special mention (Grade 7)	—	169	7,551	273	81	480	—	—	8,554
Substandard (Grade 8)	—	134	1,408	210	8,156	19,766	—	—	29,674
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	211,579	277,850	169,653	131,574	121,081	296,963	—	—	1,208,700
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	36,024	83,960	29,603	45,510	41,167	81,192	—	—	317,456
Special mention (Grade 7)	—	—	—	—	—	428	—	—	428
Substandard (Grade 8)	35	—	—	—	3,332	2,963	—	—	6,330
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	36,059	83,960	29,603	45,510	44,499	84,583	—	—	324,214
Commercial
Risk rating
Pass (Grades 1-6)	47,525	77,885	37,550	38,395	25,149	34,260	125,442	29,534	415,740
Special mention (Grade 7)	—	—	105	171	96	212	1,668	16	2,268
Substandard (Grade 8)	23	20	145	265	188	1,845	468	258	3,212
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	47,548	77,905	37,800	38,831	25,433	36,317	127,578	29,808	421,220
SBA PPP
Risk rating
Pass (Grades 1-6)	—	2,507	2	—	—	—	—	—	2,509
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	—	2,507	2	—	—	—	—	—	2,509
Residential Real Estate
Risk rating
Pass (Grades 1-6)	294,790	591,023	256,977	83,952	54,798	231,980	383	—	1,513,903
Special mention (Grade 7)	—	—	—	—	—	224	—	—	224
Substandard (Grade 8)	—	—	—	—	61	3,051	—	—	3,112
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	294,790	591,023	256,977	83,952	54,859	235,255	383	—	1,517,239
Home equity
Risk rating
Performing	18,517	706	349	5,217	8,719	10,437	174,348	11,831	230,124
Non-performing	—	—	—	—	—	187	367	187	741
Total home equity	18,517	706	349	5,217	8,719	10,624	174,715	12,018	230,865
Consumer
Risk rating
Performing	4,158	5,169	2,457	1,934	573	2,414	2,747	—	19,452
Non-performing	—	—	9	18	—	1	—	—	28
Total consumer	4,158	5,169	2,466	1,952	573	2,415	2,747	—	19,480
Total Loans	$612,651	$1,039,120	$496,850	$307,036	$255,164	$666,157	$305,423	$41,826	$3,724,227

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$286,428	$179,565	$161,695	$118,196	$96,169	$274,731	$—	$—	$1,116,784
Special mention (Grade 7)	171	7,266	286	119	4,294	10,590	—	—	22,726
Substandard (Grade 8)	350	1,518	217	9,942	391	26,257	—	—	38,675
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	286,949	188,349	162,198	128,257	100,854	311,578	—	—	1,178,185
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	91,328	39,082	31,409	43,786	46,466	56,682	—	—	308,753
Special mention (Grade 7)	—	—	—	3,396	362	1,708	—	—	5,466
Substandard (Grade 8)	—	—	54	—	1,785	1,217	—	—	3,056
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	91,328	39,082	31,463	47,182	48,613	59,607	—	—	317,275
Commercial
Risk rating
Pass (Grades 1-6)	91,102	43,757	44,925	23,895	13,818	27,743	80,775	31,586	357,601
Special mention (Grade 7)	145	117	590	115	383	222	967	244	2,783
Substandard (Grade 8)	—	339	320	492	293	1,209	360	298	3,311
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	91,247	44,213	45,835	24,502	14,494	29,174	82,102	32,128	363,695
SBA PPP
Risk rating
Pass (Grades 1-6)	35,164	319	—	—	—	—	—	—	35,483
Special mention (Grade 7)	470	—	—	—	—	—	—	—	470
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	35,634	319	—	—	—	—	—	—	35,953
Residential Real Estate
Risk rating
Pass (Grades 1-6)	586,637	281,804	103,228	63,403	46,696	219,983	903	—	1,302,654
Special mention (Grade 7)	—	—	—	—	—	230	—	—	230
Substandard (Grade 8)	—	—	—	—	—	3,563	—	—	3,563
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	586,637	281,804	103,228	63,403	46,696	223,776	903	—	1,306,447
Home equity
Risk rating
Performing	760	554	6,179	10,995	2,464	10,792	165,189	12,295	209,228
Non-performing	—	—	—	41	—	174	847	113	1,175
Total home equity	760	554	6,179	11,036	2,464	10,966	166,036	12,408	210,403
Consumer
Risk rating
Performing	6,860	3,523	3,089	1,051	548	2,014	2,399	—	19,484
Non-performing	—	9	21	—	—	2	—	—	32
Total consumer	6,860	3,532	3,110	1,051	548	2,016	2,399	—	19,516
Total Loans	$1,099,415	$557,853	$352,013	$275,431	$213,669	$637,117	$251,440	$44,536	$3,431,474

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
June 30, 2022
Commercial real estate - non-owner-occupied	$92	$—	$49	$141	$1,208,559	$1,208,700	$—
Commercial real estate - owner-occupied	—	166	133	299	323,915	324,214
Commercial	325	20	643	988	420,232	421,220	—
SBA PPP	—	46	—	46	2,463	2,509	—
Residential real estate	1,123	61	945	2,129	1,515,110	1,517,239	—
Home equity	466	116	410	992	229,873	230,865	—
Consumer	51	13	27	91	19,389	19,480	—
Total	$2,057	$422	$2,207	$4,686	$3,719,541	$3,724,227	$—
December 31, 2021
Commercial real estate - non-owner-occupied	$—	$—	$51	$51	$1,178,134	$1,178,185	$—
Commercial real estate - owner-occupied	47	—	133	180	317,095	317,275	—
Commercial	282	174	787	1,243	362,452	363,695	—
SBA PPP	—	68	—	68	35,885	35,953	—
Residential real estate	379	475	1,210	2,064	1,304,383	1,306,447	—
Home equity	456	50	445	951	209,452	210,403	—
Consumer	95	1	32	128	19,388	19,516	—
Total	$1,259	$768	$2,658	$4,685	$3,426,789	$3,431,474	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	June 30, 2022			December 31, 2021
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$38	$12	$50	$38	$13	$51
Commercial real estate - owner-occupied	85	47	132	86	47	133
Commercial	371	352	723	785	44	829
Residential real estate	1,463	368	1,831	1,780	327	2,107
Home equity	675	66	741	1,064	111	1,175
Consumer	28	—	28	32	—	32
Total	$2,660	$845	$3,505	$3,785	$542	$4,327

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the dates indicated:

	June 30, 2022			December 31, 2021
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Residential real estate	$325	$—	$325	$268	$—	$268
Home equity	—	—	—	111	—	111
Total	$325	$—	$325	$379	$—	$379

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $38,000 and $67,000 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $85,000 and $143,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three or six months ended June 30, 2022 and 2021. An immaterial amount of accrued interest on non-accrual loans was written-off during the three and six months ended June 30, 2022 and 2021, by reversing interest income. At June 30, 2022 and December 31, 2021, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $8.5 million and $7.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial real estate - owner-occupied	1	1	$116	$118	$46	$43
Commercial	2	2	66	74	—	—
Residential real estate	19	19	2,276	2,341	325	$348
Consumer and home equity	3	3	251	253	6	6
Total	25	25	$2,709	$2,786	$377	$397

At June 30, 2022, the Company had performing and non-performing TDRs with a recorded investment balance of $2.3 million and $393,000, respectively. At December 31, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.4 million and $394,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	2022	2021	2022	2021	2022	2021	2022	2021
For the Three Months Ended June 30:
Home equity:
Maturity concession	—	1	$—	$144	$—	$143	$—	$6
Total	—	1	$—	$144	$—	$143	$—	$6
For the Six Months Ended June 30:
Home equity:
Interest rate concession and payment deferral	—	1	$—	$159	$—	$170	$—	$56
Maturity concession	—	1	—	144	—	143	—	6
Total	—	2	$—	$303	$—	$313	$—	$62

As of June 30, 2022 and December 31, 2021, the Company did not have any material commitments to lend additional funds to borrowers with loans classified as TDRs.

For the three and six months ended June 30, 2022 and 2021, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At June 30, 2022 and December 31, 2021, the Company had $607,000 and $888,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.5 billion and $1.4 billion at June 30, 2022 and December 31, 2021, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated. The Company did not have any long-term borrowings as of the dates indicated.

(In thousands)	June 30, 2022	December 31, 2021
Short-Term Borrowings:
Customer repurchase agreements	$224,852	$211,608
Overnight borrowings	96,650	—
FHLBB borrowings	50,000	—
Total short-term borrowings	$371,502	$211,608

The Company's subordinated debentures were $44.3 million at both June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company's subordinated debentures were comprised of two tranches of junior subordinated debentures. Refer to Note 10 of the consolidated financial statements for further details.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$117,618	$120,846
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	107,234	88,749
Obligations of states and political subdivisions	—	2,013
Total	$224,852	$211,608
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At June 30, 2022 and December 31, 2021, certain customers held CDs totaling $616,000 and $728,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$881,631	$834,533
Standby letters of credit	8,486	7,952
Total	$890,117	$842,485

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of June 30, 2022 and December 31, 2021, the ACL on off-balance sheet credit exposures was $3.2 million. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended June 30, 2022 and 2021, the (credit) provision for credit losses on off-balance sheet credit exposures was ($166,000) and $49,000, respectively. For the six months ended June 30, 2022 and 2021, the credit for credit losses on off-balance sheet credit exposure was ($5,000) and ($53,000).

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of June 30, 2022 and December 31, 2021.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and six months ended June 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as, cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $1.8 million will be reclassified as a decrease to interest expense and an additional $1.4 million will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
June 30, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$10,909	$133,000	Accrued interest and other liabilities	$5,836
Total derivatives designated as hedging instruments			$10,909			$5,836
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$270,974	Other assets	$7,272	$270,974	Accrued interest and other liabilities	$7,322
Risk participation agreements	22,055	Other assets	—	52,891	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	13,923	Other assets	170	6,583	Accrued interest and other liabilities	81
Forward delivery commitments	3,380	Other assets	91	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$7,533			$7,403
December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$160,000	Other assets	$5,589	$83,000	Accrued interest and other liabilities	$7,872
Total derivatives designated as hedging instruments			$5,589			$7,872
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$345,545	Other assets	$19,297	$345,545	Accrued interest and other liabilities	$19,485
Risk participation agreements	25,347	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	20,437	Other assets	371	8,587	Accrued interest and other liabilities	91
Forward delivery commitments	3,882	Other assets	86	1,903	Accrued interest and other liabilities	6
Total derivatives not designated as hedging instruments			$19,754			$19,582
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Derivatives in Cash Flow Hedge Relationships:
For the Three Months Ended June 30, 2022
Interest rate contracts	$(904)	$(904)	$—	Interest and fees on loans	$237	$237	$—
Interest rate contracts	2,233	2,233	—	Interest on deposits	32	32	—
Interest rate contracts	2,259	2,259	—	Interest on subordinated debentures	(271)	(271)	—
Total	$3,588	$3,588	$—		$(2)	$(2)	$—

For the Six Months Ended June 30, 2022
Interest rate contracts	$(3,915)	$(3,915)	$—	Interest and fees on loans	$619	$619	$—
Interest rate contracts	5,721	5,721	—	Interest on deposits	(117)	(117)	—
Interest rate contracts	5,417	5,417	—	Interest on subordinated debentures	(622)	(622)	—
Total	$7,223	$7,223	$—		$(120)	$(120)	$—

For the Three Months Ended June 30, 2021
Interest rate contracts	$66	$66	$—	Interest and fees on loans	$403	$403	$—
Interest rate contracts	(1,511)	(1,511)	—	Interest on deposits	(164)	(164)	—
Interest rate contracts	$(1,758)	(1,758)		Interest on subordinated debentures	(431)	(431)
Total	$(3,203)	$(3,203)	$—		$(192)	$(192)	$—

For the Six Months Ended June 30, 2021
Interest rate contracts	$(736)	$(736)	$—	Interest and fees on loans	$795	$795	$—
Interest rate contracts	1,952	1,952	—	Interest on deposits	(320)	(320)	—
Interest rate contracts	1,973	1,973	—	Interest on subordinated debentures	(853)	(853)	—
Total	$3,189	$3,189	$—		$(378)	$(378)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$33,121	$2,510	$532	$30,865	$1,921	$640
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$237	$32	$(271)	$403	$(164)	$(431)
Amount of gain (loss) reclassified from AOCI into income - included component	$237	$32	$(271)	$403	$(164)	$(431)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$65,156	$4,343	$1,061	$61,425	$3,984	$1,445
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$619	$(117)	$(622)	$795	$(320)	$(853)
Amount of gain (loss) reclassified from AOCI into income - included component	$619	$(117)	$(622)	$795	$(320)	$(853)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2022	2021	2022	2021
Customer loan swaps	Other expense	$44	$—	$138	$—
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	268	(489)	(191)	456
Forward delivery commitments	Mortgage banking income, net	(155)	(469)	11	13
Total		$157	$(958)	$(42)	$469

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

As of June 30, 2022 and December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $4.7 million and $26.1 million, respectively. As of June 30, 2022 and December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $1.8 million and $30.7 million, respectively. If the Company had breached any of these provisions at June 30, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $4.7 million and $26.1 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2022
Derivative assets:
Customer loan swaps - commercial customer(2)	$7,272	$—	$7,272	$—	$—	$7,272
Interest rate contracts(3)	10,909	—	10,909	—	(10,909)	—
Total	$18,181	$—	$18,181	$—	$(10,909)	$7,272
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$7,322	$—	$7,322	$—	$—	$7,322
Interest rate contracts(3)	5,836	—	5,836	—	5,836	—
Total	$13,158	$—	$13,158	$—	$5,836	$7,322
Customer repurchase agreements	$224,852	$—	$224,852	$224,852	$—	$—
December 31, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$19,297	$—	$19,297	$—	$—	$19,297
Interest rate contracts(3)	5,589	—	5,589	—	(5,529)	60
Total	$24,886	$—	$24,886	$—	$(5,529)	$19,357
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$19,485	$—	19,485	$—	$19,485	$—
Interest rate contracts(3)	7,872	—	7,872	—	6,603	1,269
Total	$27,357	$—	$27,357	$—	$26,088	$1,269
Customer repurchase agreements	$211,608	$—	$211,608	$211,608	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at June 30, 2022 and December 31, 2021, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2022 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2022		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2021		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision To Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$538,226	14.10%	10.50%	10.00%	$522,714	14.71%	10.50%	10.00%
Tier 1 risk-based capital ratio	500,793	13.12%	8.50%	6.00%	486,263	13.68%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	457,793	11.99%	7.00%	N/A	443,263	12.47%	7.00%	N/A
Tier 1 leverage capital ratio(1)	500,793	9.25%	4.00%	N/A	486,263	8.92%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$506,550	13.30%	10.50%	10.00%	$488,070	13.78%	10.50%	10.00%
Tier 1 risk-based capital ratio	469,117	12.32%	8.50%	8.00%	451,620	12.75%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	469,117	12.32%	7.00%	6.50%	451,620	12.75%	7.00%	6.50%
Tier 1 leverage capital ratio	469,117	8.67%	4.00%	5.00%	451,620	8.31%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include, subject to certain limits, the debentures within its calculation of risk-based capital. At June 30, 2022 and December 31, 2021, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(53,580)	$11,520	$(42,060)	$2,925	$(629)	$2,296
Less: reclassification adjustment for net realized losses(1)	(9)	2	(7)	—	—	—
Net change in fair value	(53,571)	11,518	(42,053)	2,925	(629)	2,296
Cash Flow Hedges:
Change in fair value	3,588	(771)	2,817	(3,203)	689	(2,514)
Less: reclassified AOCI loss into interest expense(2)	(239)	51	(188)	(595)	128	(467)
Less: reclassified AOCI gain into interest income(3)	237	(51)	186	403	(86)	317
Net change in fair value	3,590	(771)	2,819	(3,011)	647	(2,364)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(4)	231	(50)	181	217	(46)	171
Other comprehensive (loss) income	$(49,750)	$10,697	$(39,053)	$131	$(28)	$103
(1) Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 3 of the consolidated financial statements for further details.
(2) Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(4)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 13 of the consolidated financial statements for further details.

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(146,333)	$31,462	$(114,871)	$(19,380)	$4,167	$(15,213)
Less: reclassification adjustment for net realized losses(1)	(9)	2	(7)	—	—	—
Net change in fair value	(146,324)	31,460	(114,864)	(19,380)	4,167	(15,213)
Cash Flow Hedges:
Change in fair value	7,223	(1,553)	5,670	3,189	(685)	2,504
Less: reclassified AOCI loss into interest expense(2)	(739)	159	(580)	(1,173)	252	(921)
Less: reclassified AOCI gain into interest income(3)	619	(133)	486	795	(170)	625
Net change in fair value	7,343	(1,579)	5,764	3,567	(767)	2,800
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(4)	463	(100)	363	435	(94)	341
Other comprehensive loss	$(138,518)	$29,781	$(108,737)	$(15,378)	$3,306	$(12,072)
(1) Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 3 of the consolidated financial statements for further details.
(2) Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(4)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 13 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities	Net Unrealized Losses (Gains) on Cash Flow Hedges	Defined Benefit Postretirement Plans	AOCI
At or For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$(73,984)	$1,166	$(3,095)	$(75,913)
Other comprehensive (loss) income before reclassifications	(42,060)	2,817	185	(39,058)
Less: Amounts reclassified from AOCI	(7)	(2)	4	(5)
Other comprehensive (loss) income	(42,053)	2,819	181	(39,053)
Balance at June 30, 2022	$(116,037)	$3,985	$(2,914)	$(114,966)
At or For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(114,871)	5,670	372	(108,829)
Less: Amounts reclassified from AOCI	(7)	(94)	9	(92)
Other comprehensive (loss) income	(114,864)	5,764	363	(108,737)
Balance at June 30, 2022	$(116,037)	$3,985	$(2,914)	$(114,966)
At or For the Three Months Ended June 30, 2021
Balance at March 31, 2021	$11,801	$538	$(3,774)	$8,565
Other comprehensive (loss) income before reclassifications	2,296	(2,514)	175	(43)
Less: Amounts reclassified from AOCI	—	(150)	4	(146)
Other comprehensive income (loss)	2,296	(2,364)	171	103
Balance at June 30, 2021	$14,097	$(1,826)	$(3,603)	$8,668
At or For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive income (loss) before reclassifications	(15,213)	2,504	350	(12,359)
Less: Amounts reclassified from AOCI	—	(296)	9	(287)
Other comprehensive (loss) income	(15,213)	2,800	341	(12,072)
Balance at June 30, 2021	$14,097	$(1,826)	$(3,603)	$8,668
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

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
Debit card interchange income	Debit card income	$3,213	$3,112	$6,137	$5,848
Services charges on deposit accounts	Service charges on deposit accounts	1,931	1,517	3,764	3,056
Fiduciary services income	Income from fiduciary services	1,681	1,707	3,312	3,233
Investment program income	Brokerage and insurance commissions	1,272	939	2,266	1,892
Other non-interest income	Other income	450	447	850	847
Total non-interest income within the scope of ASC 606		8,547	7,722	16,329	14,876
Total non-interest income not in scope of ASC 606		2,594	3,598	4,637	11,659
Total non-interest income		$11,141	$11,320	$20,966	$26,535

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit cost were as follow for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost		2022	2021	2022	2021
Service cost	Salaries and employee benefits	$133	$126	$267	$252
Interest cost	Other expenses	115	98	230	195
Recognized net actuarial loss	Other expenses	215	194	431	389
Total		$463	$418	$928	$836

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost		2022	2021	2022	2021
Service cost	Salaries and employee benefits	$5	$6	$10	$13
Interest cost	Other expenses	28	25	56	51
Recognized net actuarial loss	Other expenses	22	29	44	58
Amortization of prior service credit	Other expenses	(6)	(6)	(12)	(12)
Total		$49	$54	$98	$110

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2022	2021	2022	2021
Net income	$15,026	$18,143	$31,821	$37,883
Dividends and undistributed earnings allocated to participating securities(1)	(40)	(51)	(83)	(105)
Net income available to common shareholders	$14,986	$18,092	$31,738	$37,778
Weighted-average common shares outstanding for basic EPS	14,651,851	14,943,486	14,696,323	14,930,017
Dilutive effect of stock-based awards(2)	52,800	63,985	60,739	64,121
Weighted-average common and potential common shares for diluted EPS	14,704,651	15,007,471	14,757,062	14,994,138
Earnings per common share:
Basic EPS	$1.02	$1.21	$2.16	$2.53
Diluted EPS	$1.02	$1.21	$2.15	$2.52
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	305	—	76	—
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of June 30, 2022 and December 31, 2021, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2022
Financial assets:
Trading securities	$3,808	$3,808	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	53,746	—	53,746	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	576,466	—	576,466	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	136,570	—	136,570	—
Subordinated corporate bonds	21,341	—	21,341	—
Loans held for sale	3,340	—	3,340	—
Customer loan swaps	7,272	—	7,272	—
Interest rate contracts	10,909	—	10,909	—
Fixed rate mortgage interest rate lock commitments	170	—	170	—
Forward delivery commitments	91	—	91	—
Financial liabilities:
Trading securities	$3,808	$3,808	$—	$—
Customer loan swaps	7,322	—	7,322	—
Interest rate contracts	5,836	—	5,836	—
Fixed rate mortgage interest rate lock commitments	81	—	81	—
December 31, 2021
Financial assets:
Trading securities	$4,428	$4,428	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	8,344	—	8,344	—
Obligations of states and political subdivisions	117,478	—	117,478	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,000,257	—	1,000,257	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	358,849	—	358,849	—
Subordinated corporate bonds	22,558	—	22,558	—
Loans held for sale	5,815	—	5,815	—
Customer loan swaps	19,297	—	19,297	—
Interest rate contracts	5,589	—	5,589	—
Fixed rate mortgage interest rate lock commitments	371	—	371	—
Forward delivery commitments	86	—	86	—
Financial liabilities:
Trading securities	$4,428	$4,428	$—	$—
Customer loan swaps	19,485	—	19,485	—
Interest rate contracts	7,872	—	7,872	—
Fixed rate mortgage interest rate lock commitments	91	—	91	—
Forward delivery commitments	6	—	6	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At June 30, 2022 and December 31, 2021, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2022, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2022, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2022
Financial assets:
Collateral-dependent loans	$70	$—	$—	$70
December 31, 2021
Financial assets:
Collateral-dependent loans	$73	$—	$—	$73

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
June 30, 2022
Collateral-dependent loans:
Partially charged-off	$70	Market approach appraisal of collateral	Estimated selling costs	18%
December 31, 2021
Collateral-dependent loans
Specifically reserved	$73	Market approach appraisal of collateral	Estimated selling costs	11%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2022
Financial assets:
HTM debt securities	$546,520	$537,538	$—	$537,538	$—
Commercial real estate loans(1)(2)	1,514,202	1,507,652	—	—	1,507,652
Commercial loans(2)	416,075	412,810	—	—	412,810
SBA PPP loans(2)	2,509	2,575	—	—	2,575
Residential real estate loans(2)	1,508,801	1,379,295	—	—	1,379,295
Home equity loans(2)	229,069	232,754	—	—	232,754
Consumer loans(2)	19,328	17,363	—	—	17,363
Servicing assets	2,486	4,349	—	—	4,349
Financial liabilities:
Time deposits	$296,422	$289,787	$—	$289,787	$—
Short-term borrowings	371,502	371,254	—	371,254	—
Subordinated debentures	44,331	32,362	—	32,362	—
December 31, 2021
Financial assets:
HTM debt securities	$1,291	$1,380	$—	$1,380	$—
Commercial real estate loans(1)(2)	1,474,087	1,435,794	—	—	1,435,794
Commercial loans(2)	359,512	356,463	—	—	356,463
SBA PPP loans(2)	35,934	37,133	—	—	37,133
Residential real estate loans(2)	1,300,314	1,297,592	—	—	1,297,592
Home equity loans(2)	208,934	205,920	—	—	208,934
Consumer loans(2)	19,437	17,551	—	—	17,551
Servicing assets	2,471	3,310	—	—	3,310
Financial liabilities:
Time deposits	$409,668	$409,264	$—	$409,264	$—
Short-term borrowings	211,608	211,586	—	211,586	—
Subordinated debentures	44,331	33,248	—	33,248	—
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” “potential” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult for the Company to predict. The actual results, performance or achievements of the Company may differ materially from what is reflected in such forward-looking statements

Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•the impact of the COVID-19 pandemic;
•the impact of the war in Ukraine;
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
•the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; and
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board ("FASB"), and other accounting standard setters.

In addition, statements regarding the potential effects of the war in Ukraine, the COVID-19 pandemic and other notable national and global current events on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control.

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

Return on Average Tangible Equity: Return on average tangible equity is the ratio of (i) net income, adjusted for (a) tax effected amortization of core deposit intangible assets and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets. This adjusted financial ratio reflects a shareholder's return on tangible capital deployed in our business and is a common measure within the financial services industry.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income, as presented	$15,026	$18,143	$31,821	$37,883
Add: amortization of core deposit intangible assets, net of tax(1)	124	130	247	259
Net income, adjusted for amortization of core deposit intangible assets	$15,150	$18,273	$32,068	$38,142
Average equity, as presented	$457,804	$538,947	$491,434	$536,311
Less: average goodwill and core deposit intangible assets	(96,648)	(97,292)	(96,731)	(97,377)
Average tangible equity	$361,156	$441,655	$394,703	$438,934
Return on average equity	13.16%	13.50%	13.06%	14.24%
Return on average tangible equity	16.83%	16.60%	16.38%	17.52%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-interest expense, as presented	$26,556	$25,590	$52,765	$50,489
Less: prepayment penalty on borrowings	—	—	—	(514)
Adjusted non-interest expense	$26,556	$25,590	$52,765	$49,975
Net interest income, as presented	$36,534	$33,529	$72,899	$65,893
Add: effect of tax-exempt income(1)	231	265	458	536
Non-interest income, as presented	11,141	11,320	20,966	26,535
Add: net loss on sale of securities	9	—	9	—
Adjusted net interest income plus non-interest income	$47,915	$45,114	$94,332	$92,964
Ratio of non-interest expense to total revenues(2)	55.70%	57.06%	56.21%	54.63%
Efficiency ratio	55.42%	56.72%	55.94%	53.76%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net interest income, as presented	$36,534	$33,529	$72,899	$65,893
Add: effect of tax-exempt income(1)	231	265	458	536
Net interest income (fully-taxable equivalent)	$36,765	$33,794	$73,357	$66,429
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income, as presented	$15,026	$18,143	$31,821	$37,883
Add: income tax expense, as presented	3,748	4,519	8,009	9,415
Add: provision (credit) for credit losses, as presented	2,345	(3,403)	1,270	(5,359)
Earnings before income taxes and provision for credit losses	$21,119	$19,259	$41,100	$41,939
Less: SBA PPP loan income	(165)	(1,660)	(1,198)	(3,536)
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$20,954	$17,599	$39,902	$38,403

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Yield on interest-earning assets, as presented	3.11%	3.06%	3.09%	3.10%
Add: effect of excess liquidity on yield on interest-earning assets	0.02%	0.12%	0.03%	0.11%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.01)%	(0.04)%	(0.04)%	(0.05)%
Adjusted yield on interest-earning assets	3.12%	3.14%	3.08%	3.16%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest margin (fully-taxable equivalent), as presented	2.84%	2.83%	2.85%	2.85%
Add: effect of excess liquidity on net interest margin (fully-taxable equivalent)	0.02%	0.11%	0.03%	0.10%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	(0.01)%	(0.05)%	(0.03)%	(0.05)%
Adjusted net interest margin (fully-taxable equivalent)	2.85%	2.89%	2.85%	2.90%

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

(In thousands, except number of shares, per share data and ratios)	June 30, 2022	December 31, 2021
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$446,381	$541,294
Less: goodwill and other intangible assets	(96,573)	(96,885)
Tangible shareholders’ equity	$349,808	$444,409
Shares outstanding at period end	14,625,041	14,739,956
Book value per share	$30.52	$36.72
Tangible book value per share	$23.92	$30.15
Tangible Common Equity Ratio:
Total assets	$5,466,496	$5,500,356
Less: goodwill and other intangible assets	(96,573)	(96,885)
Tangible assets	$5,369,923	$5,403,471
Common equity ratio	8.17%	9.84%
Tangible common equity ratio	6.51%	8.22%

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

(In thousands)	June 30, 2022	December 31, 2021
Total deposits	$4,527,061	$4,608,889
Less: certificates of deposit	(296,408)	(309,648)
Less: brokered deposits	(83,379)	(208,468)
Core deposits	$4,147,274	$4,090,773

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Total average deposits	$4,382,798	$3,984,113	$4,381,424	$3,877,803
Less: average certificates of deposit	(298,335)	(338,595)	(301,510)	(345,039)
Average core deposits	$4,084,463	$3,645,518	$4,079,914	$3,532,764

Total Loans, Excluding SBA PPP loans. Total loans, excluding SBA PPP loans is used by management to measure the Company's core loan portfolio. The Company calculates total loans, excluding SBA PPP loans as total loans (as reported on the consolidated statements of condition) less SBA PPP loans.

(In thousands)	June 30, 2022	December 31, 2021
Total loans, as presented	$3,724,227	$3,431,474
Less: SBA PPP loans	(2,509)	(35,953)
Total loans, excluding SBA PPP loans	$3,721,718	$3,395,521

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could differ materially from our current estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, including (i) the ACL, including the ACL on loans, off-balance sheet credit exposures and investments; (ii) accounting for acquisitions and the subsequent review of goodwill and intangible assets generated in an acquisition for impairment; (iii) income taxes; and (iv) accounting for defined benefit and postretirement plans.

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.5 billion in assets at June 30, 2022, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Operating Results. Net income for the second quarter of 2022 was $15.0 million, a decrease of $3.1 million, or 17%, compared to the second quarter of 2021, and diluted EPS decreased correspondingly $0.19, or 16%, to $1.02 for the second quarter of 2022 compared to the same period last year. Earnings before income taxes and provision expense (non-GAAP) for the second quarter of 2022 were $21.0 million, an increase of $1.9 million, or 10%, between periods, and earnings before income taxes, provision expense and SBA PPP loan income (non-GAAP) increased $3.4 million, or 19%, between periods.

Revenues (defined as the sum of net interest income and non-interest income) for the second quarter of 2022 totaled $47.7 million, an increase of $2.8 million, or 6%, compared to the second quarter of 2021.

•Net interest income increased $3.0 million, or 9%, between periods driven by strong average interest-earning asset growth over the course of the year of $402.9 million, or 8%. Average investments grew to $1.5 billion for the second quarter of 2022, up 19% over the second quarter of 2021 as the Company deployed its excess liquidity built-up from strong deposit growth into investments. Average loans grew to $3.6 billion, up 11% over the second quarter of 2021.
•Non-interest income decreased $179,000, or 2%, between periods led by lower mortgage banking income of $1.1 million, but partially offset by higher service charge fees and brokerage and insurance commissions. The decrease in mortgage banking activity reflects the change in the markets between periods, highlighted by the change in interest rates. During the second quarter of 2022, the Company sold 20% of its residential mortgage loan production, compared to 40% for the same period last year. In addition, the Company's residential mortgage production volumes through the first six months of 2022 have slowed commensurate with the overall industry.

A provision for credit losses of $2.3 million was reported for the second quarter of 2022, compared to a $3.4 million credit for credit losses (or "negative" provision expense) for the second quarter of 2021. This increase was driven by: (1) a softening overall economy, and (2) 5% loan growth during the quarter that offset (3) the release of $2.4 million of additional reserves on certain commercial real estate loans that were modified in 2020 due to the COVID-19 pandemic.

Non-interest expense for the second quarter of 2022 was $26.6 million, an increase of $966,000, or 4%, over the second quarter of 2021 led by higher consulting and professional fees and data processing-related costs.

Net income for the six months ended June 30, 2022 was $31.8 million, a decrease of $6.1 million, or 16%, over the six months ended June 30, 2021, and diluted EPS was $2.15 for the six months ended June 30, 2022, a decrease of $0.37, or 15%, compared to the same period last year. Earnings before income taxes and provision expense (non-GAAP) for the six months ended June 30, 2022 were $41.1 million, a decrease of $839,000, or 2%, over the same period of 2021, and earnings before income taxes and provision expense and SBA PPA loan income (non-GAAP) for the six months ended June 30, 2022 increased $1.5 million, or 4%, between periods.

Net interest income for the first half of 2022 was $72.9 million, an increase of $7.0 million, or 11%, compared to the first half of 2021. This increase was driven by average interest-earning assets growth of $482.2 million, or 10%.

Non-interest income for the first half of 2022 was $21.0 million, a decrease of $5.6 million, or 21%, compared to the same period in 2021. This decrease was due to the decrease in mortgage banking income of $7.2 million, or 74%, but was partially offset by higher service charge fees, brokerage and insurance commissions, and debit card income.

A provision for credit losses of $1.3 million was recorded for the first half of 2022, compared to a release of $5.4 million for the first half of 2021. This increase was primarily the result of a change in our economic outlook between periods. During the first half of 2021, reserves were released as expected credit losses during the onset of the COVID-19 pandemic in 2020 did not manifest. In the first half of 2022, our economic outlook softened as interest rates rose sharply and the likelihood of a slowing economy increased.

Non-interest expense for the first half of 2022 was $52.8 million, an increase of $2.3 million, or 5%, over the first half of 2021. This increase was led by an increase in salaries and employee benefits of 4% due to normal annual merit increases and an off-cycle wage increase for many of our employees in the fourth quarter of 2021, as well as higher consulting and professional fees and data processing-related costs.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average assets (annualized)	1.11%	1.42%	1.18%	1.52%
Return on average equity (annualized)	13.16%	13.50%	13.06%	14.24%
Return on average tangible equity (annualized) (non-GAAP)	16.83%	16.60%	16.38%	17.52%
Ratio of non-interest expense to total revenues	55.70%	57.06%	56.21%	54.63%
Efficiency ratio (non-GAAP)	55.42%	56.72%	55.94%	53.76%
Overhead ratio (non-interest expense divided by average assets) (annualized)	1.96%	2.00%	1.95%	2.01%

Asset Quality. As of June 30, 2022, the Company's asset quality metrics remained very strong with non-performing assets of 0.11% of total assets and loans 30-89 days past due of 0.06% of total loans. In comparison, at December 31, 2021, non-performing assets were 0.13% of total assets, and loans 30-89 days past due were 0.04% of total loans.

Capital. As of June 30, 2022, the Company's regulatory capital ratios were each well in excess of regulatory capital requirements. Despite the Company's regulatory capital ratios remaining strong, a decrease in the market value of the AFS investment portfolio due to the increase in interest rates during the first half of 2022 caused decreases across the common equity ratio, tangible common equity ratio (non-GAAP), book value per share and tangible book value per share (non-GAAP) over this period. During the second quarter of 2022, the Company transferred certain securities from AFS to HTM to help preserve capital should interest rates continue to rise, and in doing so, $56.6 million of unrealized losses, net of tax, were isolated within capital and will amortize over the remaining life of the securities. The Company's non-regulatory capital ratios and book value as of the dates indicated were as follows:
•As of June 30, 2022, the Company's common equity ratio was 8.17% and its tangible common equity ratio (non-GAAP) was 6.51%, compared to 8.90% and 7.25% as of March 31, 2022, respectively, and 9.84% and 8.22% as of December 31, 2021, respectively.
•As of June 30, 2022, the Company's book value per share was $30.52 and its tangible book value per share (non-GAAP) was $23.92, compared to $32.72 and $26.16 as of March 31, 2022, respectively, and $36.72 and $30.15 as of December 31, 2021, respectively.

In the first quarter of 2022, the Company initiated a new share repurchase program for up to 750,000 shares of its common stock, or approximately 5% of the Company's shares outstanding. This share repurchase program replaces the program that terminated in January 2021. The Company repurchased 161,556 shares of its outstanding common stock through the first six months of 2022 at a weighted-average price of $45.89 per share, which included the repurchase of 148,470 shares at an average price of $45.83 per share in the second quarter of 2022.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended June 30, 2022, net interest income was 76% of total revenues, compared to 75% for the quarter ended June 30, 2021. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

For the quarter ended June 30, 2022, net interest income was $36.5 million, an increase of $3.0 million, or 9%, over the quarter ended June 30, 2021, and on a fully-taxable equivalent basis (non-GAAP), net interest income was $36.8 million, an increase of $3.0 million, or 9%, over the same period. Interest income on a fully-taxable equivalent basis increased $3.7 million, or 10%, over this period to $40.3 million for the quarter ended June 30, 2022, while interest expense increased $759,000, or 28%, to $3.5 million for the quarter ended June 30, 2022.
The increase in interest income on a fully-taxable equivalent basis for the quarter ended June 30, 2022 over the same quarter last year was driven by: (1) average interest-earning asset growth of $402.9 million, or 8%, between periods, which included average loan growth of $352.5 million, or 11%, average investments growth of $235.1 million, or 19%, net of a decrease in interest-earning cash balances of $184.7 million, or 78%, partially offset by (2) lower SBA PPP loan income of $1.5 million. Our average loan growth between periods was concentrated in: (1) residential real estate, which grew $364.1 million, or 33%, as, beginning in the second quarter of 2021, we shifted our strategy to hold more residential mortgage production within our loan portfolio, and (2) commercial real estate, which grew $92.9 million, or 7%, (3) commercial loans, which grew $69.4 million, or 21%, offsetting (4) decreasing average SBA PPP loan balances of $153.6 million as borrowers took advantage of loan forgiveness. Our investment growth between periods was driven by our heavy investment activity throughout 2021, as we deployed our excess liquidity generated from the COVID-19 pandemic-related deposit surge, as stimulus monies were issued to consumers and businesses, into investments to drive net interest income growth through higher yielding assets.

For the quarter ended June 30, 2022, our interest-earning asset yield was 3.11%, compared to 3.06% for the quarter ended June 30, 2021. This increase in our interest-earning asset yield reflects the shift in asset mix between periods as excess cash was deployed to fund strong loan growth over the past 12 months of 13% and into the investment portfolio. Also, between periods the interest rate environment significantly changed as the FOMC raised interest rates in an effort to curb inflation. For the quarter ended June 30, 2022, the average interest rate for 10-year U.S. Treasury was 2.93%, compared to 1.59% for the quarter ended June 30, 2021.

The increase in interest expense for the quarter ended June 30, 2022 over the same period last year was driven by the increase in interest rates between periods. Average deposit growth between periods of $398.7 million, or 10%, particularly average low-cost core deposits (non-GAAP) growth of $438.9 million, or 12%, negated some of the impact of higher interest rates increasing the Company's cost of funds 5 basis points between periods to 0.29% for the quarter ended June 30, 2022. For the quarter ended June 30, 2022, the average Effective Federal Funds Rate was 0.76%, compared to 0.07% for the quarter ended June 30, 2021.

For the quarter ended June 30, 2022, net interest margin was 2.84%, an increase of 1 basis point over the quarter ended June 30, 2021.

For the six months ended June 30, 2022, net interest income was $72.9 million, an increase of $7.0 million, or 11%, over the same period for 2021, and on a fully-taxable equivalent basis (non-GAAP) was $73.4 million, an increase of $6.9 million, or 10%, over the same period. Interest income on a fully-taxable equivalent basis increased $7.2 million, or 10%, over this period to $79.3 million for the six months ended June 30, 2022, while interest expense increased $228,000, or 4%, over this period to $6.0 million for the six months ended June 30, 2022.

The increase in interest income on a fully-taxable equivalent basis for the six months ended June 30, 2022 over the same period last year was driven by: (1) average interest-earning asset growth of $482.2 million, or 10%, between periods, which included average loan growth of $283.4 million, or 9%, average investments growth of $346.7 million, or 23%, net of a decrease in average interest-earning cash balances of $148.0 million, or 66%, partially offset by (2) lower SBA PPP loan income of $2.3 million. Our average loan growth between periods was concentrated in: (1) residential real estate, which grew $314.5 million, or 29%, as, beginning in the second quarter of 2021, we shifted our strategy to hold more residential mortgage production within our loan portfolio, and (2) commercial real estate, which grew $99.7 million, or 7%, (3) commercial loans, which grew $48.3 million, or 14%, offsetting (4) decreasing average SBA PPP loan balances of $143.4 million as borrowers took advantage of loan forgiveness. Our investment growth between periods was driven by our heavy investment activity throughout 2021 as we deployed our excess liquidity to drive net interest income growth through higher yielding assets.

For the six months ended June 30, 2022, our interest-earning asset yield was 3.09%, compared to 3.10% for the same period last year. This decrease in our interest-earning asset yield was driven by a lower average loan yield of 9 basis points between periods to 3.67% for the six months ended June 30, 2022. The primary drivers for the decrease in our average loan yield was the decrease in average loan yield for residential mortgages of 31 basis points and commercial of 33 basis points. Throughout 2021, customers actively refinanced residential and commercial loans to take advantage of the lower interest rate environment driving lower yielding new loan originations and compressing the average yield in these two loan segments.

The increase in interest expense for the six months ended June 30, 2022 over the same period last year was driven by the increase in average funding liabilities of $448.9 million, or 10%. Average deposits grew $503.6 million, or 13%, between periods and was driven by low-cost core deposits (non-GAAP) growth of $547.2 million, or 15%. Strong core deposit growth allowed for lower average borrowings of $54.8 million, or 11%, between periods, and the shift in funding mix provided for a decrease in funding costs of 1 basis point between periods to 0.25% for the six months ended June 30, 2022.

For the six months ended June 30, 2022 and 2021, net interest margin was 2.85%.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$51,018	$55	0.43%	$235,676	$56	0.09%
Investments - taxable	1,366,612	6,084	1.78%	1,129,682	4,582	1.62%
Investments - nontaxable(1)	112,954	975	3.45%	114,811	965	3.36%
Loans(2):
Commercial real estate	1,500,284	14,142	3.73%	1,407,374	12,792	3.60%
Commercial(1)	399,240	3,674	3.64%	329,875	3,315	3.98%
SBA PPP	4,696	165	13.88%	158,258	1,660	4.15%
Municipal(1)	18,633	145	3.13%	26,137	212	3.26%
Residential real estate	1,457,639	12,461	3.42%	1,093,502	10,310	3.77%
Consumer and home equity	240,967	2,560	4.26%	253,825	2,639	4.17%
Total loans	3,621,459	33,147	3.64%	3,268,971	30,928	3.76%
Total interest-earning assets	5,152,043	40,261	3.11%	4,749,140	36,531	3.06%
Cash and due from banks	49,733			53,048
Other assets	242,093			364,258
Less: ACL	(32,234)			(35,629)
Total assets	$5,411,635			$5,130,817
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,199,678	$—	—%	$970,446	$—	—%
Interest checking	1,426,335	1,147	0.32%	1,311,400	588	0.18%
Savings	751,274	77	0.04%	659,892	67	0.04%
Money market	707,176	746	0.42%	703,780	506	0.29%
Certificates of deposit	298,335	324	0.44%	338,595	449	0.53%
Total deposits	4,382,798	2,294	0.21%	3,984,113	1,610	0.16%
Borrowings:
Brokered deposits	145,735	216	0.59%	284,194	311	0.44%
Customer repurchase agreements	223,212	224	0.40%	184,663	176	0.38%
Subordinated debentures	44,331	532	4.81%	46,639	640	5.50%
Other borrowings	85,917	230	1.07%	—	—	—%
Total borrowings	499,195	1,202	0.97%	515,496	1,127	0.88%
Total funding liabilities	4,881,993	3,496	0.29%	4,499,609	2,737	0.24%
Other liabilities	71,838			92,261
Shareholders' equity	457,804			538,947
Total liabilities & shareholders' equity	$5,411,635			$5,130,817
Net interest income (fully-taxable equivalent)		36,765			33,794
Less: fully-taxable equivalent adjustment		(231)			(265)
Net interest income		$36,534			$33,529
Net interest rate spread (fully-taxable equivalent)			2.82%			2.82%
Net interest margin (fully-taxable equivalent)			2.84%			2.83%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.85%			2.89%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$75,375	$88	0.23%	$223,329	$102	0.09%
Investments - taxable	1,387,971	12,110	1.74%	1,038,575	8,636	1.66%
Investments - nontaxable(1)	113,982	1,941	3.41%	116,630	1,887	3.24%
Loans(2):
Commercial real estate	1,494,824	27,702	3.69%	1,395,152	25,166	3.59%
Commercial(1)	386,147	6,976	3.59%	337,897	6,662	3.92%
SBA PPP	13,145	1,198	18.12%	156,588	3,536	4.49%
Municipal(1)	16,937	275	3.28%	25,141	410	3.29%
Residential real estate	1,402,838	24,114	3.44%	1,088,330	20,388	3.75%
Consumer and home equity	233,888	4,942	4.26%	261,227	5,403	4.17%
Total loans	3,547,779	65,207	3.67%	3,264,335	61,565	3.76%
Total interest-earning assets	5,125,107	79,346	3.09%	4,642,869	72,190	3.10%
Cash and due from banks	48,782			52,305
Other assets	275,124			376,234
Less: ALL	(32,670)			(36,771)
Total assets	$5,416,343			$5,034,637
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,199,567	$—	—%	$894,460	$—	—%
Interest checking	1,420,552	1,810	0.26%	1,300,516	1,200	0.19%
Savings	751,087	153	0.04%	643,333	130	0.04%
Money market	708,708	1,264	0.36%	694,455	1,029	0.30%
Certificates of deposit	301,510	662	0.44%	345,039	998	0.58%
Total deposits	4,381,424	3,889	0.18%	3,877,803	3,357	0.17%
Borrowings:
Brokered deposits	160,982	454	0.57%	284,406	627	0.44%
Customer repurchase agreements	215,721	354	0.33%	175,245	297	0.34%
Subordinated debentures	44,331	1,061	4.83%	52,950	1,445	5.50%
Other borrowings	43,998	231	1.06%	7,182	35	0.99%
Total borrowings	465,032	2,100	0.91%	519,783	2,404	0.93%
Total funding liabilities	4,846,456	5,989	0.25%	4,397,586	5,761	0.26%
Other liabilities	78,453			100,740
Shareholders' equity	491,434			536,311
Total liabilities & shareholders' equity	$5,416,343			$5,034,637
Net interest income (fully-taxable equivalent)		73,357			66,429
Less: fully-taxable equivalent adjustment		(458)			(536)
Net interest income		$72,899			$65,893
Net interest rate spread (fully-taxable equivalent)			2.84%			2.84%
Net interest margin (fully-taxable equivalent)			2.85%			2.85%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.85%			2.90%
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

	Three Months Ended June 30, 2022 vs. June 30, 2021			Six Months Ended June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(42)	$41	$(1)	$(67)	$53	$(14)
Investments – taxable	960	542	1,502	2,900	574	3,474
Investments – nontaxable	(16)	26	10	(43)	97	54
Commercial real estate	845	505	1,350	1,799	737	2,536
Commercial	698	(339)	359	951	(637)	314
SBA PPP	(1,611)	116	(1,495)	(3,238)	900	(2,338)
Municipal	(61)	(6)	(67)	(134)	(1)	(135)
Residential real estate	3,432	(1,281)	2,151	5,897	(2,171)	3,726
Consumer and home equity	(134)	55	(79)	(565)	104	(461)
Total interest income (fully-taxable equivalent)	4,071	(341)	3,730	7,500	(344)	7,156
Interest-bearing liabilities:
Interest checking	52	507	559	113	497	610
Savings	9	1	10	21	2	23
Money market	2	238	240	21	214	235
Certificates of deposit	(53)	(72)	(125)	(125)	(211)	(336)
Brokered deposits	(152)	57	(95)	(269)	96	(173)
Customer repurchase agreements	37	11	48	69	(12)	57
Subordinated debentures	(32)	(76)	(108)	(235)	(149)	(384)
Other borrowings	230	—	230	181	15	196
Total interest expense	93	666	759	(224)	452	228
Net interest income (fully-taxable equivalent)	$3,978	$(1,007)	$2,971	$7,724	$(796)	$6,928
Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
Loan fees	Interest income	$222	$1,253	$1,303	$2,693
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	46	192	126	425
Recoveries on previously charged-off acquired loans	Interest income	24	108	169	133
Total		$292	$1,553	$1,598	$3,251

Provision (Credit) for Credit Losses

The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Provision (credit) for loan losses	$2,511	$(3,452)	$5,963	(173)%	$1,275	$(5,306)	$6,581	(124)%
(Credit) provision for credit losses on off-balance sheet credit exposures	(166)	49	(215)	N.M.	(5)	(53)	48	N.M.
Provision (credit) for credit losses	$2,345	$(3,403)	$5,748	(169)%	$1,270	$(5,359)	$6,629	(124)%

For the three and six months ended June 30, 2022, a provision for credit losses on loans was recorded of $2.5 million and $1.3 million, respectively. The provision for credit losses on loans for the three and six months ended June 30, 2022, was driven by: (1) a softening overall economy and the increasing likelihood of an economic slowdown, and (2) 5% loan growth for the quarter ended June 30, 2022 and 9% loan growth for the first half of 2022, that offset (3) the release of $2.4 and $4.3 million for the three and six months ended June 30, 2022, respectively, of additional reserves provided for certain commercial real estate loans at the onset of the COVID-19 pandemic due to the heightened credit risk at that time. For these loans, the Company established certain credit metrics that would need to be met by the borrower prior to releasing the reserve, including a debt service coverage ratio and consistent timely payments of full principal and interest as agreed.

For the three and six months ended June 30, 2021, a credit for credit losses on loans of $3.5 million and $5.3 million, respectively, was recorded. These releases reflected an improvement in the Company's macroeconomic outlook at that time and the continued strength of the Company's credit quality.

Net charge-offs for the three and six months ended June 30, 2022 were $37,000 and $287,000, respectively, compared to $263,000 and $499,000 for the three and six months ended June 30, 2021.
Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Debit card income	$3,213	$3,112	$101	3%	$6,137	$5,848	$289	5%
Service charges on deposit accounts(1)	1,931	1,517	414	27%	3,764	3,056	708	23%
Income from fiduciary services	1,681	1,707	(26)	(2)%	3,312	3,233	79	2%
Mortgage banking income, net(2)	1,517	2,598	(1,081)	(42)%	2,551	9,707	(7,156)	(74)%
Brokerage and insurance commissions(3)	1,272	939	333	35%	2,266	1,892	374	20%
Bank-owned life insurance	569	591	(22)	(4)%	1,145	1,185	(40)	(3)%
Net loss on sale of securities	(9)	—	(9)	N.M.	(9)	—	(9)	N.M.
Other income	967	856	111	13%	1,800	1,614	186	12%
Total non-interest income	$11,141	$11,320	$(179)	(2)%	$20,966	$26,535	$(5,569)	(21)%
Non-interest income as a percentage of total revenues	23%	25%			22%	29%
(1)    Service charges on deposit accounts: The increase for the three and six months ended June 30, 2022, compared to the same periods of 2021, was driven by a decrease in overdraft fees in 2021 due to stimulus funds received by customers and an increase in deposit account fees.
(2)    Mortgage banking income, net: The decrease for the three months ended June 30, 2022, compared to the same period of 2021, was driven by the change in the markets between periods highlighted by the change in interest rates. During the second quarter of 2022, the Company sold $47.0 million, or 20%, of its residential mortgage loan production compared to $110.8 million, or 40%, of its residential mortgage loan production for the second quarter of 2021. Our markets saw elevated housing demand through 2020 and 2021 largely in response to the COVID-19 pandemic. This activity, coupled with the low interest rate environment, drove record residential mortgage production in 2021. The increase in interest rates through the first half of 2022, together with higher housing prices and operating in highly competitive markets, has slowed residential mortgage production through the first half of 2022 and decreased the amount of salable production to the secondary market.
The decrease for the six months ended June 30, 2022, compared to the same period of 2021, was due to the decrease in residential mortgage loan sales, compared to June 30, 2021. For the six months ended June 30, 2022, the Company sold $93.7 million, or 20%, of its residential mortgages, compared to $303.4 million, or 47%, for the six months ended June 30, 2021. This decrease was driven by the decrease in residential mortgage production through the first six months of 2022 (for the reasons outlined above), which have slowed commensurate with the overall industry. Beginning in the second quarter of 2021, the Company shifted its strategy to hold more of its residential mortgage production within its portfolio.
(3)    Brokerage and insurance commissions: The increase for the three and six months ended June 30, 2022, compared to the same periods of 2021, was driven by an increase in production across the sales team as well as an increase an annuity sales, as customers look to mitigate the impact of market volatility.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Salaries and employee benefits(1)	$15,402	$15,318	$84	1%	$30,908	$29,840	$1,068	4%
Furniture, equipment and data processing(2)	3,202	2,947	255	9%	6,334	5,974	360	6%
Net occupancy costs	1,806	1,805	1	—%	3,950	3,756	194	5%
Consulting and professional fees(3)	1,293	997	296	30%	2,300	1,860	440	24%
Debit card expense	1,134	1,074	60	6%	2,200	2,060	140	7%
Regulatory assessments	515	487	28	6%	1,170	990	180	18%
Amortization of core deposit intangible assets	157	164	(7)	(4)%	313	328	(15)	(5)%
Other real estate owned and collection costs (recoveries), net	38	(25)	63	(252)%	(47)	(216)	169	(78)%
Other expenses	3,009	2,823	186	7%	5,637	5,897	(260)	(4)%
Total non-interest expense	$26,556	$25,590	$966	4%	$52,765	$50,489	$2,276	5%
Ratio of non-interest expense to total revenues	55.70%	57.06%			56.21%	54.63%
Efficiency ratio (non-GAAP)	55.42%	56.72%			55.94%	53.76%
(1)    Salaries and employee benefits: The increase for the six months ended June 30, 2022, compared to the six months ended June 2021, was driven by higher salary costs of 11% due to normal merit cycles and an off-cycle merit increase in October 2021 to address inflationary pressures for our employees and the competitive labor market. Higher salary costs were partially offset by suspending the discretionary profit sharing plan for employees, effective January 1, 2022. These salary increases were offset by lower incentive accruals between periods.
(2)    Furniture, equipment and data processing costs: The increase for the three and six months ended June 30, 2022, compared to the same periods of 2021, was driven by our continued investment in technology and data processing.
(3)    Consulting and professional fees: The increase for the three and six months ended June 30, 2022, compared to the same periods of 2021, was driven by an increase in directors' share-based compensation expense.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at June 30, 2022, were $76.4 million, compared to $220.6 million at December 31, 2021. This decrease was due to the deployment of cash and cash equivalents' balances to support strong loan growth of 9% during the first six months of 2022. We continually monitor our cash levels as part of our liquidity risk management practices.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At June 30, 2022 and December 31, 2021, the Company’s investment portfolio generally consists of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value or amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

During the quarter ended June 30, 2022, we transferred 141 securities with a fair value of $520.3 million from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, a non-cash transaction. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. The weighted average life of the transferred securities as of the date of transfer was 8.8 years and the unrealized losses will be amortized over the remaining lives. At June 30, 2022, the net unrealized losses on the transferred securities reported within AOCI were $56.0 million, net of a deferred tax asset of $15.3 million.

At June 30, 2022, the Company's investments portfolio totaled $1.4 billion, a decrease of $170.6 million, or 11%, since December 31, 2021. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $122.3 million and sales of $8.7 million;
•A net decrease in the fair value of the AFS debt securities portfolio of $75.0 million as interest rates rose sharply during the first half of 2022 in anticipation of a tightening economic policy to curb inflationary pressures. As a result, the 2-year U.S. Treasury increased 219 basis points and the 10-year U.S. Treasury increased 146 basis points during the first half of 2022 to 2.92% and 2.98%, respectively, at June 30, 2022, causing bond prices to fall. The change in market interest rates was the primary driver of the increase in the weighted average life of our debt securities portfolio from 5.9 years at December 31, 2021 to 6.6 years at June 30, 2022;
•A decrease of $72.1 million due to the unrealized losses on the AFS securities that were transferred to HTM;
•Partially offset by purchases of $105.4 million of debt securities during the first half of 2022. The weighted-average life of investments purchased during this period 6.1 years.

Our debt securities designated as AFS, which comprised 58% and 99% of our investment portfolio at June 30, 2022 and December 31, 2021, respectively, were carried at fair value using level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value. At June 30, 2022 and December 31, 2021, investments were 25% and 28% of total assets, respectively. Our debt securities designated as HTM, comprised 40% at June 30, 2022 and were less than 1% at December 31, 2021. Our HTM debt securities were carried at amortized cost on the consolidated statements of condition.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes highly-rated debt securities by nationally recognized rating agencies, and securities backed by the U.S. government and government-sponsored agencies. At June 30, 2022 and December 31, 2021, these investments represented 90% of the investment portfolio. The majority of the municipal bonds, which represented 8% of the investment portfolio at June 30, 2022 and December 31, 2021, had a credit rating of "AA" or higher.

Other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of

June 30, 2022 and December 31, 2021, investment in FHLBB stock totaled $9.1 million and $4.9 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of June 30, 2022 or December 31, 2021. As noted above, the unrealized losses within our AFS debt securities as of June 30, 2022 and December 31, 2021 were driven by changes in the interest rate environment and were not credit-related.

HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. Based on the portfolio of the HTM debt securities as of June 30, 2022 and December 31, 2021, we did not record any allowances or write-down any of the HTM debt securities, Refer to "Note 3—Investments" for further discussion of the detail of the portfolio and our determination that the expected credit loss was immaterial.

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current interest rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at June 30, 2022, compared to December 31, 2021, remains relatively unchanged and the Company expects it will continue to be well positioned to provide a stable source of cash flow. At June 30, 2022 and December 31, 2021, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.8 years and 4.8 years, respectively. Similar to the weighted-average life of the investment portfolio, the duration of the investment portfolio primarily increased between periods due to the increase in interest rates during the first half of 2022.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 71% and 72% of the loan portfolio as of June 30, 2022 and December 31, 2021, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 14% and 9%, respectively, of our total loan portfolio as of June 30, 2022 and December 31, 2021. As of June 30, 2022, our distribution channels included 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and online residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2022	December 31, 2021	($)	(%)
Commercial real estate - non-owner-occupied	$1,208,700	$1,178,185	$30,515	3%
Commercial real estate - owner-occupied	324,214	317,275	6,939	2%
Commercial	421,220	363,695	57,525	16%
SBA PPP	2,509	35,953	(33,444)	(93)%
Residential real estate	1,517,239	1,306,447	210,792	16%
Consumer and home equity	250,345	229,919	20,426	9%
Total loans	$3,724,227	$3,431,474	$292,753	9%
Commercial Loan Portfolio	$1,956,643	$1,895,108	$61,535	3%
Retail Loan Portfolio	$1,767,584	$1,536,366	$231,218	15%
Commercial Portfolio Mix	53%	55%
Retail Portfolio Mix	47%	45%

For the first half of 2022, the Company held 80% of its funded residential mortgage production, which was higher than in recent years, primarily due to market conditions, such as local market pricing and jumbo mortgage demand.

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. Effective May 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program. The decrease for the first six months of 2022 was driven by borrower loans being forgiven under the terms of the program. As of June 30, 2022 and December 31, 2021, there were $67,000 and $1.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

Through the first half of 2022, the FOMC increased the Federal Funds Interest Rate sharply in an effort to curb inflationary pressures. In doing so, there is a high likelihood the economy will slow which may have an impact on overall loan demand and slow the Company's loan growth moving forward.

Asset Quality
Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continually reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio. In light of the current environment, management is monitoring the impact of the following on our borrowers: (1) the impact of rising interest rates, (2) widespread inflationary pressures across the value chain, and (3) challenges across the labor market.

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

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate - non-owner-occupied	$50	$51
Commercial real estate - owner-occupied	132	133
Commercial	723	829
Residential real estate	1,831	2,107
Consumer and home equity	769	1,207
Total non-accrual loans	3,505	4,327
Accruing TDRs not included above	2,316	2,392
Total non-performing loans	5,821	6,719
Other real estate owned	—	165
Total non-performing assets	$5,821	$6,884
Total loans, excluding loans held for sale	$3,724,227	$3,431,474
Total assets	$5,466,496	$5,500,356
ACL on loans	$34,244	$33,256
ACL on loans to non-accrual loans	977.00%	768.57%
Non-accrual loans to total loans	0.09%	0.13%
Non-performing loans to total loans	0.16%	0.20%
Non-performing assets to total assets	0.11%	0.13%

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2022, loans classified as potential problem loans totaled $93,000.

Past Due Loans

Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$92	$—
Commercial real estate - owner-occupied	166	47
Commercial	422	552
Residential real estate	918	400
Consumer and home equity	577	509
Total	$2,175	$1,508
Total loans	$3,724,227	$3,431,474
Accruing loans 30-89 days past due to total loans	0.06%	0.04%

ACL

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2021
(Dollars in thousands)	2022	2021	2022	2021
ACL on loans at the beginning of the period	$31,770	$35,775	$33,256	$37,865	$37,865
Provision (credit) for loan losses	2,511	(3,452)	1,275	(5,306)	(3,817)
Net charge-offs (recoveries)[1]
Commercial real estate	—	(3)	(3)	(5)	(9)
Commercial	93	192	281	296	579
Residential real estate	16	(35)	16	18	(15)
Consumer and home equity	(72)	109	(7)	190	237
ACL on loans at the end of the period	$34,244	$32,060	$34,244	$32,060	$33,256
Components of ACL:
ACL on loans	$34,244	$32,060	$34,244	$32,060	$33,256
ACL on off-balance sheet credit exposures	3,190	2,515	3,190	2,515	3,195
ACL at end of the period	$37,434	$34,575	$37,434	$34,575	$36,451
Total loans, excluding loans held for sale	$3,724,227	$3,285,916	$3,724,227	$3,285,916	$3,431,474
Average Loans	$3,621,459	$3,268,971	$3,547,779	$3,264,335	$3,299.313
Net charge-offs to average loans	—%	0.03%	0.02%	0.03%	0.02%
Provision (credit) for loan losses (annualized) to average loans	0.28%	(0.42)%	0.07%	(0.33)%	(0.12)%
ACL on loans to total loans	0.92%	0.98%	0.92%	0.98%	0.97%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended June 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2022:
Commercial real estate	$—	$—	$—	$1,500,284	—%
Commercial	316	223	93	417,873	0.02%
SBA PPP	—	—	—	4,696	—%
Residential real estate	16	—	16	1,457,639	—%
Consumer and home equity	17	89	(72)	240,967	(0.03)%
Total	$349	$312	$37	$3,621,459	—%
2021:
Commercial real estate	$—	$3	$(3)	$1,407,374	—%
Commercial	259	67	192	356,012	0.05%
SBA PPP	—	—	—	158,258	—%
Residential real estate	35	70	(35)	1,093,502	—%
Consumer and home equity	126	17	109	253,825	0.04%
Total	$420	$157	$263	$3,268,971	0.01%

	For The Six Months Ended June 30,
2022:
Commercial real estate	$—	$3	$(3)	$1,494,824	—%
Commercial	561	280	281	403,084	0.07%
SBA PPP	—	—	—	13,145	—%
Residential real estate	16	—	16	1,402,838	—%
Consumer and home equity	84	91	(7)	233,888	—%
Total	$661	$374	$287	$3,547,779	0.01%
2021:
Commercial real estate	$—	$5	$(5)	$1,395,152	—%
Commercial	406	110	296	363,038	0.08%
SBA PPP	—	—	—	156,588	—%
Residential real estate	88	70	18	1,088,330	—%
Consumer and home equity	213	23	190	261,227	0.07%
Total	$707	$208	$499	$3,264,335	0.02%

	For the Year Ended December 31,
2021:
Commercial real estate	$—	$9	$(9)	$1,412,884	—%
Commercial	799	220	579	361,256	0.16%
SBA PPP	—	—	—	118,414	—%
Residential real estate	92	107	(15)	1,156,698	—%
Consumer and home equity	273	36	237	250,061	0.09%
Total	$1,164	$372	$792	$3,299,313	0.02%

ACL on Loans

There were no significant changes in our modeling methodology to determine the ACL on loans during the six months ended June 30, 2022. The significant key assumptions used with the ACL on loans calculation at June 30, 2022 and December 31, 2021, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of June 30, 2022 and December 31, 2021, the recorded ACL on loans was $34.2 million and $33.3 million, respectively, and represented our best estimate. The increase in the ACL on loans between periods was primarily driven by loan growth and the economic outlook of a softening economy over the coming quarters, net of a release of $4.3 million of reserves provided for certain COVID modified loans deemed as "recovered". To be deemed "recovered" by the Company, the borrower must meet certain credit metrics, including a debt service coverage ratio and consistent timely payments of full principal and interest as agreed to. Refer to "—Results of Operations—Provision for Credit Losses—Provision (Credit) for Loan Losses" for further discussion of the drivers of the change between periods. As of June 30, 2022, there were $768,000 of additional reserves remaining on these loans, and the Company believes these remaining reserves will be released over the coming quarters.

The overall global and national markets continue to be volatile and carry a high degree of uncertainty, and any changes to our forecast or qualitative factors subject our ACL estimate to a higher risk of fluctuation between periods.

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

ACL on Off-Balance Sheet Credit Exposures

There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the three and six months ended June 30, 2022. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of June 30, 2022 and December 31, 2021, was $3.2 million, respectively.

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

Liabilities and Shareholders’ Equity

Deposits

At June 30, 2022, deposits totaled $4.5 billion, a decrease of $81.8 million, or 2%, since December 31, 2021. The decrease in deposits during the first half of 2022 was driven by a decrease in brokered deposits of $125.1 million as we used alternative borrowing sources to manage funding costs. Core deposits (non-GAAP) totaled $4.1 billion as of June 30, 2022, an increase of $56.5 million, or 1% since year end, driven by checking account growth of $45.3 million, or 2%, during the period.

The Company's loan-to-deposit ratio was 82% at June 30, 2022, compared to 74% at December 31, 2021.

Uninsured Deposits

Total deposits that exceed the FDIC deposit insurance limit of $250,000 were $1.2 billion at June 30, 2022 and $1.3 billion at December 31, 2021. The Company has pledged assets as collateral covering certain deposits in the amount of $323.7 million and $347.0 million at June 30, 2022 and December 31, 2021, respectively.

The portion of time deposits that exceed the FDIC deposit insurance limit of $250,000, by time remaining until maturity, at June 30, 2022, was $60.7 million. At June 30, 2022, the Company does not have time deposits that are otherwise uninsured.

Borrowings

At June 30, 2022, total borrowings were $415.8 million, an increase of $159.9 million, or 62%, since December 31, 2021. This increase was the result of a shift in alternative funding over this period from brokered deposits to more cost-effective overnight borrowings, as well as the need for additional funding to support loan growth during the first half of 2022.

Shareholders' Equity

Shareholders' equity at June 30, 2022 totaled $446.4 million, a decrease of $94.9 million, or 18%, since December 31, 2021. The decrease in shareholders' equity over the first half of 2022 was driven by a decrease in the valuation of our investments designated as AFS of $114.9 million, which included a $58.9 million, net of tax, decrease in the debt securities portfolio valuation in response to the increase in interest rates during the first quarter of 2022, and net unrealized losses of $56.0 million, net of tax, recorded as we transferred selected securities from AFS to HTM to protect our capital position in the rising interest rate environment. As discussed further in "—Investments," management believes the decrease in shareholders' equity is temporary and does not believe that the decrease is an indication of permanent losses. The Company and the Bank continue to be well-capitalized under the standards set by its regulators. Refer to Note 10 of the consolidated financial statements for further details.

On June 28, 2022, the Company announced a quarterly cash dividend to shareholders of $0.40 per share, payable on July 29, 2022 to shareholders of record as of July 15, 2022. As of June 30, 2022, the Company's annualized dividend yield was 3.63% based on Camden National's closing share price of $44.05, as reported by NASDAQ on June 30, 2022.

In January 2022, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2021. During the six months ended June 30, 2022, the Company repurchased 161,556 shares at a weighted average price of $45.89 per share.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2021
	2022	2021	2022	2021
Financial Ratios
Average equity to average assets	8.46%	10.50%	9.07%	10.65%	10.33%
Common equity ratio	8.17%	10.59%	8.17%	10.59%	9.84%
Tangible common equity ratio (non-GAAP)	6.51%	8.87%	6.51%	8.87%	8.22%
Dividend payout ratio	39.22%	29.75%	37.04%	28.46%	32.03%
Per Share Data
Book value per share	$30.52	$36.49	$30.52	$36.49	$36.72
Tangible book value per share (non-GAAP)	$23.92	$29.99	$23.92	$29.99	$30.15
Dividends declared per share	$0.40	$0.36	$0.80	$0.72	$1.48
Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of June 30, 2022 and December 31, 2021, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

We believe that our level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of June 30, 2022 and December 31, 2021, total deposits, including brokered deposits, were $4.5 billion, which included money market deposits of $60.9 million and $63.9 million, respectively, from Camden National Wealth Management, which represent client funds. These funds fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs as of June 30, 2022:

(In thousands)	CDs
1 year or less	$123,192
> 1 year	173,216
Total	$296,408

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. As of June 30, 2022, total borrowings were $415.8 million, compared to $255.9 million as of December 31, 2021. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $46.0 million as of June 30, 2022. We also believe we have additional untapped access to the brokered deposit market, wholesale reverse repurchase transaction market, and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of June 30, 2022:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$146,650	$224,852	$—	$371,502
> 1 year	—	—	44,331	44,331
Total	$146,650	$224,852	$44,331	$415,833

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. Specifically, in a rising interest rate environment prepayment speeds may slow, which then would decrease the pace in which we receive cash flow from loans. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of June 30, 2022, book value of $1.5 billion of qualifying loans were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	June 30, 2022
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$13,566	$157,768	$542,753	$2,263	$716,350	19%
Commercial	11,809	99,221	96,351	462	207,843	6%
Residential real estate	244	9,314	180,935	1,082,000	1,272,493	34%
Consumer and home equity	1,250	13,450	23,576	168,172	206,448	6%
Total fixed rate	26,869	279,753	843,615	1,252,897	2,403,134	65%
Variable Rate:
Commercial real estate(2)	10,435	143,942	413,843	248,344	816,564	22%
Commercial	43,910	112,298	47,478	12,199	215,885	6%
Residential real estate	23	800	39,282	204,642	244,747	6%
Consumer and home equity	633	3,010	12,711	27,543	43,897	1%
Total variable rate	55,001	260,050	513,314	492,728	1,321,093	35%
Total loans	$81,870	$539,803	$1,356,929	$1,745,625	$3,724,227	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. As of June 30, 2022 and December 31, 2021, the Company's MBS and CMO debt securities portfolio totaled 90%, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. For purposes of assessing our liquidity position, we only consider those investments designated as AFS. As of June 30, 2022, $465.5 million of our AFS debt securities, or 54%, were not pledged as collateral, compared to $867.4 million, or 58%, as of December 31, 2021.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of June 30, 2022:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$177,870
> 1 year	1,233,250
Total	$1,411,120
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Prepayment speeds may slow in a rising interest rate environment, which then would decrease the pace within which we receive cash flow from our investments.

Other Liquidity Requirements. Through the Company's normal course of business it generates cash flows from earnings and, while not contractual, it has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the six months ended June 30, 2022, the Company reported $31.8 million of net income, paid cash dividends of $11.8 million to shareholders and repurchased shares of its common stock for $7.4 million.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At June 30, 2022, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years
Operating leases	$3,539	$1,287	$2,252
Finance leases	938	310	628
Other contractual obligations	1,812	1,812	—
Total	$6,289	$3,409	$2,880

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $446.4 million and $541.3 million at June 30, 2022 and December 31, 2021, respectively, which amounted to 8% and 10% of total assets, respectively. Refer to "— Financial Condition — Liabilities and

Shareholders' Equity" for discussion regarding the driver for the decrease in shareholders' equity for the six months ended June 30, 2022.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $11.7 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2022 and 2021, the Bank declared dividends payable to the Company in the amount of $16.3 million and $24.8 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At June 30, 2022 and December 31, 2021, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

The Pandemic Work Group was established in response to the COVID-19 pandemic to oversee the Company’s response to the COVID-19 pandemic and its impact on the Company and its employees. These areas of oversight included, but were not limited to, employee practices and assessment of employee availability, safety and workload. Members of the Pandemic Work Group include the Company’s executive team and other members of senior management. Throughout the pandemic, the Pandemic Work Group, through the Company's executive team, reported to the Board of Directors on related matters to assist the Board of Directors with both its ongoing oversight of the Company’s response to COVID-19 as well as its management of all areas of risks the Company faces, which have been affected by the COVID-19 pandemic. As of June 30, 2022, the Pandemic Work Group is meeting periodically as needed based on facts and circumstances, and updates the Board of Directors accordingly.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming a static balance sheet, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of June 30, 2022 and 2021, as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

The sensitivity analysis below does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

As of June 30, 2022 and 2021, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2022	June 30, 2021
Year 1
+200 basis points	(2.43)%	0.81%
-100 basis points	0.47%	(1.27)%
Year 2
+200 basis points	6.05%	5.86%
-100 basis points	3.50%	(11.41)%

If rates remain at or near current levels, net interest income is projected to increase over the next year. Asset cash flows reprice and replace into the current higher rate environment at rates above current portfolio averages while funding costs remain largely unchanged, causing balance sheet spread to expand.

If rates increase 200 basis points, net interest income is projected to decrease in the first year as the funding base adjusts into the higher rate environment to a greater degree than asset yields increase. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases continually slow.

If rates decrease 100 basis points, net interest income is projected to increase slightly as reductions in funding costs are able to more than offset near-term asset yield deterioration. In the second year, net interest income is projected to further improve as asset yields are supported by fixed rates and floors while remaining cost of funds reductions are exhausted.

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

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. The Company will continue to assess the use of alternative rates, including SOFR, and expects to transition to alternative rates as the markets and best practices further develop. As of June 30, 2022, the Company has no LIBOR-based deposits.

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

10.3†
Camden National Corporation Second Amended and Restated Management Stock Purchase Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.4†
Camden National Corporation Third Amended and Restated Defined Contribution Retirement Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.5†
Camden National Corporation Amended and Restated Independent Directors' Equity Compensation Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.6†
Form of Non-Executive Restricted Stock Award Agreement Under the 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.7†
Form of Executive Restricted Stock Award Agreement Under the 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.8†
Form of Restricted Stock Award Agreement Under the Second Amended and Restated Management Stock Purchase Program (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.9†
Form of Restricted Stock Unit Award Agreement for Company Employees Under the 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.10†
Form of Performance Share Unit award Agreement Under the Second Amended and Restated Long-Term Performance Share Program (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.11†
Form of Incentive Stock Option Agreement Under the Camden National Corporation 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three and Six Months Ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2022 and 2021; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 4, 2022
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	August 4, 2022
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer