Form 10-Q
period 2022-09-30
CAMDEN NATIONAL CORP
filed 2022-11-03
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 28, 2022: Common stock (no par value) 14,565,409 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$55,073	$38,902
Interest-bearing deposits in other banks (including restricted cash)	26,939	181,723
Total cash, cash equivalents and restricted cash	82,012	220,625
Investments:
Trading securities	3,727	4,428
Available-for-sale securities, at fair value (amortized cost of $833,888 and $1,508,981, respectively)	723,618	1,507,486
Held-to-maturity securities, at amortized cost (fair value of $491,759 and $1,380, respectively)	534,309	1,291
Other investments	15,108	10,280
Total investments	1,276,762	1,523,485
Loans held for sale, at fair value (book value of $4,863 and $5,786, respectively)	4,629	5,815
Loans	3,860,680	3,431,474
Less: allowance for credit losses on loans	(36,542)	(33,256)
Net loans	3,824,138	3,398,218
Goodwill	94,697	94,697
Core deposit intangible assets	1,719	2,188
Bank-owned life insurance	98,760	97,241
Premises and equipment, net	36,179	37,775
Deferred tax assets	53,693	19,210
Other assets	79,135	101,102
Total assets	$5,551,724	$5,500,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,245,137	$1,279,565
Interest checking	1,460,571	1,351,736
Savings and money market	1,493,518	1,459,472
Certificates of deposit	279,603	309,648
Brokered deposits	89,775	208,468
Total deposits	4,568,604	4,608,889
Short-term borrowings	421,101	211,608
Subordinated debentures	44,331	44,331
Accrued interest and other liabilities	86,681	94,234
Total liabilities	5,120,717	4,959,062
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,563,828 and 14,739,956 shares on September 30, 2022 and December 31, 2021, respectively	114,536	123,111
Retained earnings	452,927	424,412
Accumulated other comprehensive loss	(136,456)	(6,229)
Total shareholders’ equity	431,007	541,294
Total liabilities and shareholders’ equity	$5,551,724	$5,500,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$37,568	$31,185	$102,724	$92,610
Taxable interest on investments	5,756	5,157	17,395	13,362
Nontaxable interest on investments	790	756	2,324	2,247
Dividend income	137	99	349	306
Other interest income	330	182	677	508
Total interest income	44,581	37,379	123,469	109,033
Interest Expense
Interest on deposits	5,442	1,973	9,785	5,957
Interest on borrowings	787	122	1,372	454
Interest on subordinated debentures	539	538	1,600	1,983
Total interest expense	6,768	2,633	12,757	8,394
Net interest income	37,813	34,746	110,712	100,639
Provision (credit) for credit losses	2,764	939	4,034	(4,420)
Net interest income after provision (credit) for credit losses	35,049	33,807	106,678	105,059
Non-Interest Income
Debit card income	3,234	3,278	9,371	9,126
Service charges on deposit accounts	1,941	1,744	5,705	4,800
Income from fiduciary services	1,535	1,627	4,847	4,860
Brokerage and insurance commissions	1,003	993	3,269	2,885
Mortgage banking income, net	635	1,913	3,186	11,620
Bank-owned life insurance	374	589	1,519	1,774
Net loss on sale of securities	—	—	(9)	—
Other income	1,232	955	3,032	2,569
Total non-interest income	9,954	11,099	30,920	37,634
Non-Interest Expense
Salaries and employee benefits	15,849	15,902	46,757	45,742
Furniture, equipment and data processing	3,305	2,980	9,639	8,954
Net occupancy costs	1,765	1,813	5,715	5,569
Debit card expense	1,210	1,106	3,410	3,166
Consulting and professional fees	814	792	3,114	2,652
Regulatory assessments	575	522	1,745	1,512
Amortization of core deposit intangible assets	156	163	469	491
Other real estate owned and collection costs (recoveries), net	56	60	9	(156)
Other expenses	3,361	2,925	8,998	8,822
Total non-interest expense	27,091	26,263	79,856	76,752
Income before income tax expense	17,912	18,643	57,742	65,941
Income Tax Expense	3,645	4,003	11,654	13,418
Net Income	$14,267	$14,640	$46,088	$52,523
Per Share Data
Basic earnings per share	$0.97	$0.98	$3.13	$3.51
Diluted earnings per share	$0.97	$0.97	$3.12	$3.49
Cash dividends declared per share	$0.40	$0.36	$1.20	$1.08
Weighted average number of common shares outstanding	14,619,460	14,931,056	14,670,450	14,930,387
Diluted weighted average number of common shares outstanding	14,675,332	14,999,013	14,728,349	14,996,541

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net Income	$14,267	$14,640	$46,088	$52,523
Other comprehensive loss:
Net change in unrealized loss on debt securities, net of tax	(24,231)	(5,139)	(139,095)	(20,352)
Net change in unrealized gain (loss) on cash flow hedging derivatives, net of tax	2,560	467	8,324	3,267
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	181	171	544	512
Other comprehensive loss	(21,490)	(4,501)	(130,227)	(16,573)
Comprehensive (Loss) Income	$(7,223)	$10,139	$(84,139)	$35,950

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2021	14,951,067	$132,278	$404,602	$8,668	$545,548
Net income	—	—	14,640	—	14,640
Other comprehensive loss, net of tax	—	—	—	(4,501)	(4,501)
Stock-based compensation expense	—	493	—	—	493
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	4,762	67	—	—	67
Common stock repurchased	(106,502)	(4,913)	—	—	(4,913)
Cash dividends declared ($0.36 per share)	—	—	(5,350)	—	(5,350)
Balance at September 30, 2021	14,849,327	$127,925	$413,892	$4,167	$545,984
Balance at June 30, 2022	14,625,041	$116,825	$444,522	$(114,966)	446,381
Net income	—	—	14,267	—	14,267
Other comprehensive loss, net of tax	—	—	—	(21,490)	(21,490)
Stock-based compensation expense	—	522	—	—	522
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	2,476	16	—	—	16
Common stock repurchased	(63,689)	(2,827)	—	—	(2,827)
Cash dividends declared ($0.40 per share)	—	—	(5,862)	—	(5,862)
Balance at September 30, 2022	14,563,828	$114,536	$452,927	$(136,456)	$431,007

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	52,523	—	52,523
Other comprehensive loss, net of tax	—	—	—	(16,573)	(16,573)
Stock-based compensation expense	—	2,007	—	—	2,007
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	46,732	(241)	—	—	(241)
Common stock repurchased	(106,502)	(4,913)	—	—	(4,913)
Cash dividends declared ($1.08 per share)	—	—	(16,133)	—	(16,133)
Balance at September 30, 2021	14,849,327	$127,925	$413,892	$4,167	$545,984
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
Net income	—	—	46,088	—	46,088
Other comprehensive loss, net of tax	—	—	—	(130,227)	(130,227)
Stock-based compensation expense	—	2,039	—	—	2,039
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	49,117	(374)	—	—	(374)
Common stock repurchased	(225,245)	(10,240)	—	—	(10,240)
Cash dividends declared ($1.20 per share)	—	—	(17,573)	—	(17,573)
Balance at September 30, 2022	14,563,828	$114,536	$452,927	$(136,456)	$431,007

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Operating Activities
Net Income	$46,088	$52,523
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(130,725)	(359,842)
Proceeds from the sale of mortgage loans	134,597	400,812
Gain on sale of mortgage loans, net of origination costs	(2,948)	(11,260)
Provision (credit) for credit losses	4,034	(4,420)
Depreciation and amortization expense	2,638	2,779
Investment securities amortization and accretion, net	3,118	5,238
Stock-based compensation expense	2,039	2,007
Amortization of core deposit intangible assets	469	491
Purchase accounting accretion, net	(197)	(589)
Net gain on sale of premises and equipment	(204)	—
Net decrease in derivative collateral posted	30,470	25,090
(Increase) decrease in other assets	(765)	2,827
Decrease in other liabilities	(3,899)	(3,994)
Net cash provided by operating activities	84,715	111,662
Investing Activities
Proceeds from available-for-sale debt securities	160,708	248,186
Purchase of available-for-sale debt securities	(80,868)	(618,744)
Proceeds from paydowns of held-to-maturity securities	15,192	—
Purchase of held-to-maturity securities	(24,502)	—
Net increase in loans	(429,948)	(95,720)
Purchase of Federal Home Loan Bank stock	(29,104)	(68)
Proceeds from sale of Federal Home Loan Bank stock	24,276	1,329
Purchase of premises and equipment	(1,348)	(1,549)
Proceeds from the sale of premises and equipment	466	—
Recoveries of previously charged-off loans	437	272
Proceeds from the sale of other real estate owned	287	465
Net cash used in investing activities	(364,404)	(465,829)
Financing Activities
Net (decrease) increase in deposits	(40,285)	599,936
Net proceeds from borrowings less than 90 days	209,493	49,113
Repayments of Federal Home Loan Bank long-term advances	—	(25,000)
Repayment of subordinated debt	—	(15,000)
Common stock repurchases	(9,968)	(4,924)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(374)	(241)
Cash dividends paid on common stock	(17,671)	(15,721)
Finance lease payments	(119)	(114)
Net cash provided by financing activities	141,076	588,049
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,613)	233,882
Cash, cash equivalents, and restricted cash at beginning of period	220,625	145,774
Cash, cash equivalents and restricted cash at end of period	$82,012	$379,656
Supplemental information
Transfer from available-for-sale securities to held-to-maturity securities[1]	$592,438	$—
Interest paid	12,565	8,523
Income taxes paid	9,761	14,277
Cash dividends declared, not paid	5,861	5,348
Unsettled common stock repurchase	272	—
Transfer from premises to other real estate owned	—	204
(1)    As of the date of transfer, the amortized cost basis of the debt securities was $592.4 million, fair value was $520.3 million and the net pre-tax unrealized losses included in AOCI was $72.1 million. Refer to Note 3 for further details.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2022 and December 31, 2021, the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc. as of and for the three and nine months ended September 30, 2022 and 2021). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2022, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of September 30, 2022 and December 31, 2021, the fair value of the Company's trading securities were $3.7 million and $4.4 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Obligations of states and political subdivisions	$53,247	$1	$(1,774)	$51,474
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	622,660	65	(92,937)	529,788
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	134,872	—	(13,061)	121,811
Subordinated corporate bonds	23,109	—	(2,564)	20,545
Total AFS debt securities	$833,888	$66	$(110,336)	$723,618
December 31, 2021
Obligations of U.S. government-sponsored enterprises	$8,585	$—	$(241)	$8,344
Obligations of states and political subdivisions	112,086	5,392	—	117,478
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,003,869	7,856	(11,468)	1,000,257
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,781	2,835	(5,767)	358,849
Subordinated corporate bonds	22,660	152	(254)	22,558
Total AFS debt securities	$1,508,981	$16,235	$(17,730)	$1,507,486

As of September 30, 2022 and December 31, 2021, there was no allowance carried on AFS debt securities.

In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into interest income on the consolidated statements of income. At September 30, 2022, the net unrealized losses on the transferred securities reported within AOCI were $53.7 million, net of a deferred tax asset of $14.7 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at September 30, 2022, were $86.6 million, net of a deferred tax asset of $23.7 million and at December 31, 2021 were $1.2 million, net of a deferred tax asset of $321,000.

The following table details the Company's sales of AFS debt securities for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Proceeds from sales of investments	$—	$—	$8,723	$—
Gross realized gains	—	—	13	—
Gross realized losses	—	—	(22)	—

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Obligations of states and political subdivisions	101	$51,026	$(1,774)	$—	$—	$51,026	$(1,774)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	172	203,082	(24,432)	322,251	(68,505)	525,333	(92,937)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	76	83,532	(7,433)	38,279	(5,628)	121,811	(13,061)
Subordinated corporate bonds	13	9,071	(910)	11,474	(1,654)	20,545	(2,564)
Total AFS debt securities	362	$346,711	$(34,549)	$372,004	$(75,787)	$718,715	$(110,336)
December 31, 2021
Obligations of U.S. government-sponsored enterprises	4	$8,344	$(241)	$—	$—	$8,344	$(241)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	113	659,851	(8,999)	61,978	(2,469)	721,829	(11,468)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	56	191,456	(4,602)	38,117	(1,165)	229,573	(5,767)
Subordinated corporate bonds	7	11,932	(232)	979	(22)	12,911	(254)
Total AFS debt securities	180	$871,583	$(14,074)	$101,074	$(3,656)	$972,657	$(17,730)

For the three and nine months ended September 30, 2022 and 2021, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events, the issuers continue to make timely principal and interest payments on the bonds. Agency-backed and government-sponsored enterprise securities have a long 40 year history with no credit losses, including during times of severe stress like the 2007-2008 financial crisis. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses.

At September 30, 2022 and December 31, 2021, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.0 million and $3.4 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at September 30, 2022, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$501	$500
Due after one year through five years	15,785	14,033
Due after five years through ten years	60,070	57,486
Due after ten years	—	—
Subtotal	76,356	72,019
Mortgage-related securities	757,532	651,599
Total	$833,888	$723,618

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Obligations of U.S. government-sponsored enterprises	$7,422	$—	$(664)	$6,758
Obligations of states and political subdivisions	55,908	—	(3,595)	52,313
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	320,850	—	(27,067)	293,783
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	147,753	—	(10,990)	136,763
Subordinated corporate bonds	2,376	—	(234)	2,142
Total HTM debt securities	$534,309	$—	$(42,550)	$491,759
December 31, 2021
Obligations of states and political subdivisions	$1,291	$89	$—	$1,380
Total HTM debt securities	$1,291	$89	$—	$1,380
In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. See discussion above for details.

As of September 30, 2022, the Company's HTM debt securities portfolio was primarily comprised of holdings issued or guaranteed by U.S. government sponsored enterprises and municipal debt. Agency-backed and government-sponsored enterprise securities have a long 40 year history with no credit losses, including during times of severe stress like the 2007-2008 financial crisis. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. As of December 31, 2021, the Company’s HTM debt securities portfolio was made up of three investment grade municipal debt securities, of which two securities also carried credit enhancements. Accordingly, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an allowance on its HTM debt securities at September 30, 2022 or December 31, 2021.

As of September 30, 2022 and December 31, 2021, none of the Company's HTM debt securities were past due or on non-accrual status. For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any interest income on non-accrual HTM debt securities. At September 30, 2022 and December 31, 2021, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $1.4 million and $10,000, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at September 30, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	864	845
Due after five years through ten years	14,562	13,538
Due after ten years	50,280	46,830
Subtotal	65,706	61,213
Mortgage-related securities	468,603	430,546
Total	$534,309	$491,759

AFS and HTM Debt Securities Pledged

At September 30, 2022 and December 31, 2021, AFS and HTM debt securities with an amortized cost of $765.8 million and $640.1 million and estimated fair values of $673.6 million and $641.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
FHLBB	$9,734	$4,906
FRB	5,374	5,374
Total other investments	$15,108	$10,280

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,229,102	$1,178,185
Commercial real estate - owner-occupied	333,785	317,275
Commercial	423,325	363,695
SBA PPP	685	35,953
Total commercial loans	1,986,897	1,895,108
Retail Loans:
Residential real estate	1,619,409	1,306,447
Home equity	233,367	210,403
Consumer	21,007	19,516
Total retail loans	1,873,783	1,536,366
Total loans	$3,860,680	$3,431,474

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Net unamortized fair value mark discount on acquired loans	$(396)	$(593)
Net unamortized loan origination costs(1)	6,429	3,110
Total	$6,033	$2,517
(1)    Net unamortized loan origination costs includes unrecognized origination fees for SBA PPP loans of $20,000 and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

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

For the year ended December 31, 2021, the Company originated 1,620 SBA PPP loans totaling $102.2 million to qualifying businesses across our markets in need of financial support due to the COVID-19 pandemic. Of these SBA PPP loans originated during the year ended December 31, 2021, 6 loans totaling $685,000 remained outstanding as of September 30, 2022.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At September 30, 2022 and December 31, 2021, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended September 30, 2022 and 2021, the Company sold $37.9 million and $86.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $783,000 and $2.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company sold $131.6 million and $389.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $2.9 million and $11.3 million, respectively.

At September 30, 2022 and December 31, 2021, the Company had certain residential mortgage loans with a principal balance of $4.9 million and $5.8 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2022 and December 31, 2021, recorded an unrealized (loss) gain of ($233,000) and $29,000, respectively. For the three months ended September 30, 2022 and 2021, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $193,000 and $216,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an unrealized loss on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $262,000 and $1.0 million respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at September 30, 2022 and December 31, 2021. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of September 30, 2022 and December 31, 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner-occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non-owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$16,210	$2,501	$5,145	$1	$8,438	$1,796	$153	$34,244
Loans charged off	—	—	(183)	—	(49)	—	(46)	(278)
Recoveries	1	—	61	—	—	1	—	63
Provision for loan losses	922	146	192	—	696	63	494	2,513
Ending balance, September 30, 2022	$17,133	$2,647	$5,215	$1	$9,085	$1,860	$601	$36,542
At or For The Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256
Loans charged off	—	—	(744)	—	(65)	—	(130)	(939)
Recoveries	2	2	341	—	—	87	5	437
(Credit) provision for loan losses	(1,703)	106	1,435	(18)	3,017	304	647	3,788
Ending balance, September 30, 2022	$17,133	$2,647	$5,215	$1	$9,085	$1,860	$601	$36,542
At or For The Three Months Ended September 30, 2021
Beginning balance, June 30, 2021	$19,577	$2,516	$4,342	$66	$3,205	$2,065	$289	$32,060
Loans charged off	—	—	(97)	—	(4)	—	(20)	(121)
Recoveries	—	2	49	—	2	4	7	64
Provision (credit) for loan losses	157	(214)	295	(23)	450	(231)	(165)	269
Ending balance, September 30, 2021	$19,734	$2,304	$4,589	$43	$3,653	$1,838	$111	$32,272
At or For The Nine Months Ended September 30, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(503)	—	(92)	(145)	(88)	(828)
Recoveries	—	7	159	—	72	4	30	272
(Credit) provision for loan losses	(2,044)	(535)	(1,770)	(26)	199	(637)	(224)	(5,037)
Ending balance, September 30, 2021	$19,734	$2,304	$4,589	$43	$3,653	$1,838	$111	$32,272
At or For The Year Ended December 31, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged off	—	—	(799)	—	(92)	(162)	(111)	(1,164)
Recoveries	—	9	220	—	107	4	32	372
(Credit) provision for loan losses	(2,944)	(302)	(1,941)	(50)	2,644	(989)	(235)	(3,817)
Ending balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256

The ACL on loans increased $3.3 million during the nine months ended September 30, 2022, to $36.5 million. The net increase was driven by: (1) a softening overall economy and the increasing likelihood of a recession and (2) 13% loan growth during this period, which was driven by residential real estate, commercial and commercial real estate - non-owner-occupied, that offset (3) the release of $5.0 million of reserves established for certain hospitality-related loans within the commercial real estate-non-owner occupied loan segment in response to the COVID-19 pandemic and the identified elevated credit risk the pandemic presented to these loans at that time. As of September 30, 2022 and December 31, 2021, the ACL on loans for these previously modified hospitality-related loans was $0 and $5.0 million, respectively.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of September 30, 2022, the Company's total exposure to the lessors of nonresidential buildings' industry was 13% of total loans and 32% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2022.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of the dates indicated:

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$261,937	$275,295	$164,434	$126,764	$111,150	$259,205	$—	$—	$1,198,785
Special mention (Grade 7)	—	168	368	266	78	327	—	—	1,207
Substandard (Grade 8)	—	131	1,356	207	7,998	19,418	—	—	29,110
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	261,937	275,594	166,158	127,237	119,226	278,950	—	—	1,229,102
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	52,250	82,599	28,982	24,000	40,311	75,807	—	—	303,949
Special mention (Grade 7)	—	2,076	—	19,991	—	422	—	—	22,489
Substandard (Grade 8)	26	—	—	—	3,299	4,022	—	—	7,347
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	52,276	84,675	28,982	43,991	43,610	80,251	—	—	333,785
Commercial
Risk rating
Pass (Grades 1-6)	57,184	73,885	35,048	35,969	23,346	28,931	132,833	29,911	417,107
Special mention (Grade 7)	—	—	99	154	83	200	1,089	14	1,639
Substandard (Grade 8)	17	19	139	238	725	1,598	1,211	632	4,579
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	57,201	73,904	35,286	36,361	24,154	30,729	135,133	30,557	423,325
SBA PPP
Risk rating
Pass (Grades 1-6)	—	685	—	—	—	—	—	—	685
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	—	685	—	—	—	—	—	—	685
Residential Real Estate
Risk rating
Pass (Grades 1-6)	429,072	584,538	248,329	81,522	52,447	220,335	334	—	1,616,577
Special mention (Grade 7)	—	—	—	—	170	2,662	—	—	2,832
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	429,072	584,538	248,329	81,522	52,617	222,997	334	—	1,619,409
Home equity
Risk rating
Performing	22,801	698	346	5,003	8,193	9,403	174,615	11,720	232,779
Non-performing	—	—	—	—	—	59	441	88	588
Total home equity	22,801	698	346	5,003	8,193	9,462	175,056	11,808	233,367
Consumer
Risk rating
Performing	6,797	4,510	2,017	1,522	434	2,447	3,279	—	21,006
Non-performing	—	—	—	—	—	1	—	—	1
Total consumer	6,797	4,510	2,017	1,522	434	2,448	3,279	—	21,007
Total Loans	$830,084	$1,024,604	$481,118	$295,636	$248,234	$624,837	$313,802	$42,365	$3,860,680

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$286,428	$179,565	$161,695	$118,196	$96,169	$274,731	$—	$—	$1,116,784
Special mention (Grade 7)	171	7,266	286	119	4,294	10,590	—	—	22,726
Substandard (Grade 8)	350	1,518	217	9,942	391	26,257	—	—	38,675
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	286,949	188,349	162,198	128,257	100,854	311,578	—	—	1,178,185
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	91,328	39,082	31,409	43,786	46,466	56,682	—	—	308,753
Special mention (Grade 7)	—	—	—	3,396	362	1,708	—	—	5,466
Substandard (Grade 8)	—	—	54	—	1,785	1,217	—	—	3,056
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	91,328	39,082	31,463	47,182	48,613	59,607	—	—	317,275
Commercial
Risk rating
Pass (Grades 1-6)	91,102	43,757	44,925	23,895	13,818	27,743	80,775	31,586	357,601
Special mention (Grade 7)	145	117	590	115	383	222	967	244	2,783
Substandard (Grade 8)	—	339	320	492	293	1,209	360	298	3,311
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	91,247	44,213	45,835	24,502	14,494	29,174	82,102	32,128	363,695
SBA PPP
Risk rating
Pass (Grades 1-6)	35,164	319	—	—	—	—	—	—	35,483
Special mention (Grade 7)	470	—	—	—	—	—	—	—	470
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	35,634	319	—	—	—	—	—	—	35,953
Residential Real Estate
Risk rating
Pass (Grades 1-6)	586,637	281,804	103,228	63,403	46,696	219,983	903	—	1,302,654
Special mention (Grade 7)	—	—	—	—	—	230	—	—	230
Substandard (Grade 8)	—	—	—	—	—	3,563	—	—	3,563
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	586,637	281,804	103,228	63,403	46,696	223,776	903	—	1,306,447
Home equity
Risk rating
Performing	760	554	6,179	10,995	2,464	10,792	165,189	12,295	209,228
Non-performing	—	—	—	41	—	174	847	113	1,175
Total home equity	760	554	6,179	11,036	2,464	10,966	166,036	12,408	210,403
Consumer
Risk rating
Performing	6,860	3,523	3,089	1,051	548	2,014	2,399	—	19,484
Non-performing	—	9	21	—	—	2	—	—	32
Total consumer	6,860	3,532	3,110	1,051	548	2,016	2,399	—	19,516
Total Loans	$1,099,415	$557,853	$352,013	$275,431	$213,669	$637,117	$251,440	$44,536	$3,431,474

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
September 30, 2022
Commercial real estate - non-owner-occupied	$195	$—	$11	$206	$1,228,896	$1,229,102	$—
Commercial real estate - owner-occupied	—	—	47	47	333,738	333,785
Commercial	1,323	14	470	1,807	421,518	423,325	—
SBA PPP	—	—	—	—	685	685	—
Residential real estate	2,179	500	843	3,522	1,615,887	1,619,409	—
Home equity	620	210	327	1,157	232,210	233,367	—
Consumer	41	2	1	44	20,963	21,007	—
Total	$4,358	$726	$1,699	$6,783	$3,853,897	$3,860,680	$—
December 31, 2021
Commercial real estate - non-owner-occupied	$—	$—	$51	$51	$1,178,134	$1,178,185	$—
Commercial real estate - owner-occupied	47	—	133	180	317,095	317,275	—
Commercial	282	174	787	1,243	362,452	363,695	—
SBA PPP	—	68	—	68	35,885	35,953	—
Residential real estate	379	475	1,210	2,064	1,304,383	1,306,447	—
Home equity	456	50	445	951	209,452	210,403	—
Consumer	95	1	32	128	19,388	19,516	—
Total	$1,259	$768	$2,658	$4,685	$3,426,789	$3,431,474	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	September 30, 2022			December 31, 2021
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$15	$11	$26	$38	$13	$51
Commercial real estate - owner-occupied	—	47	47	86	47	133
Commercial	201	340	541	785	44	829
Residential real estate	1,203	359	1,562	1,780	327	2,107
Home equity	522	66	588	1,064	111	1,175
Consumer	1	—	1	32	—	32
Total	$1,942	$823	$2,765	$3,785	$542	$4,327

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the dates indicated:

	September 30, 2022			December 31, 2021
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Residential real estate	$321	$—	$321	$268	$—	$268
Home equity	—	—	—	111	—	111
Total	$321	$—	$321	$379	$—	$379

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $30,000 and $59,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $115,000 and $202,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three or nine months ended September 30, 2022 and 2021. An immaterial amount of accrued interest on non-accrual loans was written-off during the three and nine months ended September 30, 2022 and 2021, by reversing interest income. At September 30, 2022 and December 31, 2021, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $8.9 million and $7.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial real estate - owner-occupied	1	1	$114	$118	$48	$43
Commercial	1	2	58	74	—	—
Residential real estate	18	19	2,254	2,341	321	$348
Consumer and home equity	3	3	246	253	7	6
Total	23	25	$2,672	$2,786	$376	$397

At September 30, 2022, the Company had performing and non-performing TDRs with a recorded investment balance of $2.3 million and $387,000, respectively. At December 31, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.4 million and $394,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	2022	2021	2022	2021	2022	2021	2022	2021
For the Three Months Ended September 30:
Home equity:
Maturity concession	—	1	$—	$144	$—	$143	$—	$6
Total	—	1	$—	$144	$—	$143	$—	$6
For the Nine Months Ended September 30:
Home equity:
Interest rate concession and payment deferral	—	1	$—	$159	$—	$170	$—	$56
Maturity concession	—	1	—	144	—	143	—	6
Total	—	2	$—	$303	$—	$313	$—	$62

As of September 30, 2022 and December 31, 2021, the Company did not have any material commitments to lend additional funds to borrowers with loans classified as TDRs.

For the three and nine months ended September 30, 2022 and 2021, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At September 30, 2022 and December 31, 2021, the Company had $542,000 and $888,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.7 billion and $1.4 billion at September 30, 2022 and December 31, 2021, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated. The Company did not have any long-term borrowings as of the dates indicated.

(In thousands)	September 30, 2022	December 31, 2021
Short-Term Borrowings:
Customer repurchase agreements	$268,876	$211,608
Overnight borrowings	102,225	—
FHLBB borrowings	50,000	—
Total short-term borrowings	$421,101	$211,608

The Company's subordinated debentures were $44.3 million at both September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company's subordinated debentures were comprised of two tranches of junior subordinated debentures. Refer to Note 10 of the consolidated financial statements for further details.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Customer Repurchase Agreements(1)(2):
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	$224,819	$88,749
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	41,057	120,846
Obligations of states and political subdivisions	3,000	2,013
Total	$268,876	$211,608
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At September 30, 2022 and December 31, 2021, certain customers held CDs totaling $616,000 and $728,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$876,757	$834,533
Standby letters of credit	4,689	7,952
Total	$881,446	$842,485

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of September 30, 2022 and December 31, 2021, the ACL on off-balance sheet credit exposures was $3.4 million and $3.2 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended September 30, 2022 and 2021, the provision for credit losses on off-balance sheet credit exposures was $251,000 and $670,000, respectively. For the nine months ended September 30, 2022 and 2021, the provision for credit losses on off-balance sheet credit exposure was $246,000 and $617,000.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of September 30, 2022 and December 31, 2021, respectively.

NOTE 8 – DERIVATIVES AND HEDGING

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s credit derivatives result from loan participation arrangements, and therefore are not used to manage interest rate risk in the Company’s assets or liabilities.

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and nine months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as, cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $2.8 million will be reclassified as a decrease to interest expense and an additional $2.6 million will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
September 30, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$13,806	$133,000	Accrued interest and other liabilities	$5,459
Total derivatives designated as hedging instruments			$13,806			$5,459
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$264,758	Other assets	$16,112	$264,758	Accrued interest and other liabilities	$16,134
Risk participation agreements	21,937	Other assets	—	44,741	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	2,400	Other assets	11	12,166	Accrued interest and other liabilities	395
Forward delivery commitments	4,863	Other assets	318	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$16,441			$16,529
December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$160,000	Other assets	$5,589	$83,000	Accrued interest and other liabilities	$7,872
Total derivatives designated as hedging instruments			$5,589			$7,872
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$345,545	Other assets	$19,297	$345,545	Accrued interest and other liabilities	$19,485
Risk participation agreements	25,347	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	20,437	Other assets	371	8,587	Accrued interest and other liabilities	91
Forward delivery commitments	3,882	Other assets	86	1,903	Accrued interest and other liabilities	6
Total derivatives not designated as hedging instruments			$19,754			$19,582
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
Derivatives in Cash Flow Hedge Relationships:
For the Three Months Ended September 30, 2022
Interest rate contracts	$(1,798)	$(1,798)	$—	Interest and fees on loans	$(121)	$(121)	$—
Interest rate contracts	146	146	—	Interest on deposits	189	189	—
Interest rate contracts	2,544	2,544	—	Interest on borrowings	185	185	—
Interest rate contracts	2,489	2,489	—	Interest on subordinated debentures	(133)	(133)	—
Total	$3,381	$3,381	$—		$120	$120	$—

For the Nine Months Ended September 30, 2022
Interest rate contracts	$(5,713)	$(5,713)	$—	Interest and fees on loans	$498	$498	$—
Interest rate contracts	5,867	5,867	—	Interest on deposits	72	72	—
Interest rate contracts	2,544	2,544	—	Interest on borrowings	185	185	—
Interest rate contracts	7,906	7,906	—	Interest on subordinated debentures	(755)	(755)	—
Total	$10,604	$10,604	$—		$—	$—	$—

For the Three Months Ended September 30, 2021
Interest rate contracts	$48	$48	$—	Interest and fees on loans	$410	$410	$—
Interest rate contracts	190	190	—	Interest on deposits	(170)	(170)	—
Interest rate contracts	228	228		Interest on subordinated debentures	(369)	(369)
Total	$466	$466	$—		$(129)	$(129)	$—

For the Nine Months Ended September 30, 2021
Interest rate contracts	$(688)	$(688)	$—	Interest and fees on loans	$1,205	$1,205	$—
Interest rate contracts	2,142	2,142	—	Interest on deposits	(490)	(490)	—
Interest rate contracts	2,201	2,201	—	Interest on subordinated debentures	(1,222)	(1,222)	—
Total	$3,655	$3,655	$—		$(507)	$(507)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2022				2021
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$37,568	$5,442	$787	$539	$31,185	$1,973	$122	$538
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(121)	$189	$185	$(133)	$410	$(170)	$—	$(369)
Amount of gain (loss) reclassified from AOCI into income - included component	$(121)	$189	$185	$(133)	$410	$(170)	$—	$(369)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2022				2021
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$102,724	$9,785	$1,372	$1,600	$92,610	$5,957	$454	$1,983
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$498	$72	$185	$(755)	$1,205	$(490)	$—	$(1,222)
Amount of gain (loss) reclassified from AOCI into income - included component	$498	$72	$185	$(755)	$1,205	$(490)	$—	$(1,222)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2022	2021	2022	2021
Customer loan swaps	Other expense	$28	$—	$166	$—
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(473)	(434)	(664)	22
Forward delivery commitments	Mortgage banking income, net	227	65	238	78
Total		$(218)	$(369)	$(260)	$100

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

As of September 30, 2022 and December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $16.1 million and $26.1 million, respectively. As of September 30, 2022 and December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $30.7 million, respectively. If the Company had breached any of these provisions at September 30, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $16.1 million and $26.1 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2022
Derivative assets:
Customer loan swaps - dealer bank(2)	$16,112	$—	$16,112	$—	$—	$16,112
Interest rate contracts(3)	13,806	—	13,806	—	(11,459)	2,347
Total	$29,918	$—	$29,918	$—	$(11,459)	$18,459
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$16,134	$—	$16,134	$—	$—	$16,134
Interest rate contracts(3)	5,459	—	5,459	—	5,459	—
Total	$21,593	$—	$21,593	$—	$5,459	$16,134
Customer repurchase agreements	$268,876	$—	$268,876	$268,876	$—	$—
December 31, 2021
Derivative assets:
Customer loan swaps - commercial customer(2)	$19,297	$—	$19,297	$—	$—	$19,297
Interest rate contracts(3)	5,589	—	5,589	—	(5,529)	60
Total	$24,886	$—	$24,886	$—	$(5,529)	$19,357
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$19,485	$—	19,485	$—	$19,485	$—
Interest rate contracts(3)	7,872	—	7,872	—	6,603	1,269
Total	$27,357	$—	$27,357	$—	$26,088	$1,269
Customer repurchase agreements	$211,608	$—	$211,608	$211,608	$—	$—
(1)    The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    Interest rate swap contracts were completed with the same dealer bank. The Company maintains a master netting arrangement with each counterparty and settles collateral on a net basis for all contracts.
(3)    The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices.

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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at September 30, 2022 and December 31, 2021, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2022 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2022		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2021		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$547,244	13.81%	10.50%	10.00%	$522,714	14.71%	10.50%	10.00%
Tier 1 risk-based capital ratio	507,262	12.81%	8.50%	6.00%	486,263	13.68%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	464,262	11.72%	7.00%	N/A	443,263	12.47%	7.00%	N/A
Tier 1 leverage capital ratio(1)	507,262	9.24%	4.00%	N/A	486,263	8.92%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$516,673	13.07%	10.50%	10.00%	$488,070	13.78%	10.50%	10.00%
Tier 1 risk-based capital ratio	476,691	12.06%	8.50%	8.00%	451,620	12.75%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	476,691	12.06%	7.00%	6.50%	451,620	12.75%	7.00%	6.50%
Tier 1 leverage capital ratio	476,691	8.69%	4.00%	5.00%	451,620	8.31%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At September 30, 2022 and December 31, 2021, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(28,432)	$6,113	$(22,319)	$(6,546)	$1,407	$(5,139)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	2,436	(524)	1,912	—	—	—
Net change in fair value	(30,868)	6,637	(24,231)	(6,546)	1,407	(5,139)
Cash Flow Hedges:
Change in fair value	3,381	(727)	2,654	466	(100)	366
Less: reclassified AOCI loss into interest expense(2)	241	(52)	189	(539)	116	(423)
Less: reclassified AOCI gain into interest income(3)	(121)	26	(95)	410	(88)	322
Net change in fair value	3,261	(701)	2,560	595	(128)	467
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(4)	230	(49)	181	217	(46)	171
Other comprehensive loss	$(27,377)	$5,887	$(21,490)	$(5,734)	$1,233	$(4,501)
(1) Reclassified into taxable interest on investments and/or nontaxable interest on investments in the consolidated statements of income. Refer to Note 3 of the consolidated financial statements for further details.
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

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(173,421)	$37,286	$(136,135)	$(25,926)	$5,574	$(20,352)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	3,780	(813)	2,967	—	—	—
Less: reclassification adjustment for net realized losses(2)	(9)	2	(7)	—	—	—
Net change in fair value	(177,192)	38,097	(139,095)	(25,926)	5,574	(20,352)
Cash Flow Hedges:
Change in fair value	10,604	(2,280)	8,324	3,655	(785)	2,870
Less: reclassified AOCI loss into interest expense(3)	(498)	107	(391)	(1,712)	368	(1,344)
Less: reclassified AOCI gain into interest income(4)	498	(107)	391	1,205	(258)	947
Net change in fair value	10,604	(2,280)	8,324	4,162	(895)	3,267
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(5)	693	(149)	544	652	(140)	512
Other comprehensive loss	$(165,895)	$35,668	$(130,227)	$(21,112)	$4,539	$(16,573)
(1) Reclassified into taxable interest on investments and/or nontaxable interest on investments in the consolidated statements of income. Refer to Note 3 of the consolidated financial statements for further details.
(2)    Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 3 of the consolidated financial statements for further details.
(3) Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(4)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(5)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 13 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities	Net Unrealized Losses (Gains) on Cash Flow Hedges	Defined Benefit Postretirement Plans	AOCI
At or For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$(116,037)	$3,985	$(2,914)	$(114,966)
Other comprehensive (loss) income before reclassifications	(22,319)	2,654	—	(19,665)
Less: Amounts reclassified from AOCI	1,912	94	(181)	1,825
Other comprehensive (loss) income	(24,231)	2,560	181	(21,490)
Balance at September 30, 2022	$(140,268)	$6,545	$(2,733)	$(136,456)
At or For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(136,135)	8,324	—	(127,811)
Less: Amounts reclassified from AOCI	2,960	—	(544)	2,416
Other comprehensive (loss) income	(139,095)	8,324	544	(130,227)
Balance at September 30, 2022	$(140,268)	$6,545	$(2,733)	$(136,456)
At or For the Three Months Ended September 30, 2021
Balance at June 30, 2021	$14,097	$(1,826)	$(3,603)	$8,668
Other comprehensive (loss) income before reclassifications	(5,139)	366	—	(4,773)
Less: Amounts reclassified from AOCI	—	(101)	(171)	(272)
Other comprehensive (loss) income	(5,139)	467	171	(4,501)
Balance at September 30, 2021	$8,958	$(1,359)	$(3,432)	$4,167
At or For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive (loss) income before reclassifications	(20,352)	2,870	—	(17,482)
Less: Amounts reclassified from AOCI	—	(397)	(512)	(909)
Other comprehensive (loss) income	(20,352)	3,267	512	(16,573)
Balance at September 30, 2021	$8,958	$(1,359)	$(3,432)	$4,167
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

	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
Debit card interchange income	Debit card income	$3,234	$3,278	$9,371	$9,126
Services charges on deposit accounts	Service charges on deposit accounts	1,941	1,744	5,705	4,800
Fiduciary services income	Income from fiduciary services	1,535	1,627	4,847	4,860
Investment program income	Brokerage and insurance commissions	1,003	993	3,269	2,885
Other non-interest income	Other income	509	521	1,360	1,368
Total non-interest income within the scope of ASC 606		8,222	8,163	24,552	23,039
Total non-interest income not in scope of ASC 606		1,732	2,936	6,368	14,595
Total non-interest income		$9,954	$11,099	$30,920	$37,634

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit cost were as follow for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost		2022	2021	2022	2021
Service cost	Salaries and employee benefits	$133	$126	$400	$378
Interest cost	Other expenses	115	97	345	292
Recognized net actuarial loss	Other expenses	214	194	645	583
Total		$462	$417	$1,390	$1,253

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost		2022	2021	2022	2021
Service cost	Salaries and employee benefits	$5	$7	$15	$20
Interest cost	Other expenses	28	26	84	77
Recognized net actuarial loss	Other expenses	22	29	66	87
Amortization of prior service credit	Other expenses	(6)	(6)	(18)	(18)
Total		$49	$56	$147	$166

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2022	2021	2022	2021
Net income	$14,267	$14,640	$46,088	$52,523
Dividends and undistributed earnings allocated to participating securities(1)	(39)	(40)	(121)	(145)
Net income available to common shareholders	$14,228	$14,600	$45,967	$52,378
Weighted-average common shares outstanding for basic EPS	14,619,460	14,931,056	14,670,450	14,930,387
Dilutive effect of stock-based awards(2)	55,872	67,957	57,899	66,154
Weighted-average common and potential common shares for diluted EPS	14,675,332	14,999,013	14,728,349	14,996,541
Earnings per common share:
Basic EPS	$0.97	$0.98	$3.13	$3.51
Diluted EPS	$0.97	$0.97	$3.12	$3.49
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	3,903	3,382	—	—
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Trading Securities and Deferred Compensation: The fair value of trading securities and deferred compensation is reported using market quoted prices and has been classified as Level 1 as such securities and underlying securities are actively traded and no valuation adjustments have been applied.

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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of September 30, 2022 and December 31, 2021, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2022
Financial assets:
Trading securities	$3,727	$3,727	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	51,474	—	51,474	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	529,788	—	529,788	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	121,811	—	121,811	—
Subordinated corporate bonds	20,545	—	20,545	—
Loans held for sale	4,629	—	4,629	—
Customer loan swaps	16,112	—	16,112	—
Interest rate contracts	13,806	—	13,806	—
Fixed rate mortgage interest rate lock commitments	11	—	11	—
Forward delivery commitments	318	—	318	—
Financial liabilities:
Deferred compensation	$3,727	$3,727	$—	$—
Customer loan swaps	16,134	—	16,134	—
Interest rate contracts	5,459	—	5,459	—
Fixed rate mortgage interest rate lock commitments	395	—	395	—
December 31, 2021
Financial assets:
Trading securities	$4,428	$4,428	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	8,344	—	8,344	—
Obligations of states and political subdivisions	117,478	—	117,478	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,000,257	—	1,000,257	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	358,849	—	358,849	—
Subordinated corporate bonds	22,558	—	22,558	—
Loans held for sale	5,815	—	5,815	—
Customer loan swaps	19,297	—	19,297	—
Interest rate contracts	5,589	—	5,589	—
Fixed rate mortgage interest rate lock commitments	371	—	371	—
Forward delivery commitments	86	—	86	—
Financial liabilities:
Deferred compensation	$4,428	$4,428	$—	$—
Customer loan swaps	19,485	—	19,485	—
Interest rate contracts	7,872	—	7,872	—
Fixed rate mortgage interest rate lock commitments	91	—	91	—
Forward delivery commitments	6	—	6	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At September 30, 2022 and December 31, 2021, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2022, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the nine months ended September 30, 2022, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and recorded at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2022
Financial assets:
Collateral-dependent loans	$69	$—	$—	$69
December 31, 2021
Financial assets:
Collateral-dependent loans	$73	$—	$—	$73

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Discount
September 30, 2022
Collateral-dependent loans:
Partially charged-off	$69	Market approach appraisal of collateral	Estimated selling costs	18%
December 31, 2021
Collateral-dependent loans
Specifically reserved	$73	Market approach appraisal of collateral	Estimated selling costs	11%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2022
Financial assets:
HTM debt securities	$534,309	$491,759	$—	$491,759	$—
Commercial real estate loans(1)(2)	1,543,107	1,517,911	—	—	1,517,911
Commercial loans(2)	418,110	412,670	—	—	412,670
SBA PPP loans(2)	684	704	—	—	704
Residential real estate loans(2)	1,610,324	1,424,504	—	—	1,424,504
Home equity loans(2)	231,507	238,723	—	—	238,723
Consumer loans(2)	20,406	18,277	—	—	18,277
Servicing assets	2,470	4,466	—	—	4,466
Financial liabilities:
Time deposits	$279,603	$270,794	$—	$270,794	$—
Short-term borrowings	421,101	420,608	—	420,608	—
Subordinated debentures	44,331	31,918	—	31,918	—
December 31, 2021
Financial assets:
HTM debt securities	$1,291	$1,380	$—	$1,380	$—
Commercial real estate loans(1)(2)	1,474,087	1,435,794	—	—	1,435,794
Commercial loans(2)	359,512	356,463	—	—	356,463
SBA PPP loans(2)	35,934	37,133	—	—	37,133
Residential real estate loans(2)	1,300,314	1,297,592	—	—	1,297,592
Home equity loans(2)	208,934	205,920	—	—	208,934
Consumer loans(2)	19,437	17,551	—	—	17,551
Servicing assets	2,471	3,310	—	—	3,310
Financial liabilities:
Time deposits	$409,668	$409,264	$—	$409,264	$—
Short-term borrowings	211,608	211,586	—	211,586	—
Subordinated debentures	44,331	33,248	—	33,248	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income, as presented	$14,267	$14,640	$46,088	$52,523
Add: amortization of core deposit intangible assets, net of tax(1)	123	129	371	388
Net income, adjusted for amortization of core deposit intangible assets	$14,390	$14,769	$46,459	$52,911
Average equity, as presented	$452,815	$552,721	$478,420	$541,841
Less: average goodwill and core deposit intangible assets	(96,493)	(97,128)	(96,651)	(97,293)
Average tangible equity	$356,322	$455,593	$381,769	$444,548
Return on average equity	12.50%	10.51%	12.88%	12.96%
Return on average tangible equity	16.02%	12.86%	16.27%	15.91%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-interest expense, as presented	$27,091	$26,263	$79,856	$76,752
Less: prepayment penalty on borrowings	—	—	—	(514)
Adjusted non-interest expense	$27,091	$26,263	$79,856	$76,238
Net interest income, as presented	$37,813	$34,746	$110,712	$100,639
Add: effect of tax-exempt income(1)	242	228	700	764
Non-interest income, as presented	9,954	11,099	30,920	37,634
Add: net loss on sale of securities	—	—	9	—
Adjusted net interest income plus non-interest income	$48,009	$46,073	$142,341	$139,037
Ratio of non-interest expense to total revenues(2)	56.71%	57.29%	56.38%	55.51%
Efficiency ratio	56.43%	57.00%	56.10%	54.83%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net interest income, as presented	$37,813	$34,746	$110,712	$100,639
Add: effect of tax-exempt income(1)	242	228	700	764
Net interest income (fully-taxable equivalent)	$38,055	$34,974	$111,412	$101,403
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income, as presented	$14,267	$14,640	$46,088	$52,523
Add: income tax expense, as presented	3,645	4,003	11,654	13,418
Add: provision (credit) for credit losses, as presented	2,764	939	4,034	(4,420)
Earnings before income taxes and provision for credit losses	$20,676	$19,582	$61,776	$61,521
Less: SBA PPP loan income	(50)	(1,951)	(1,248)	(5,487)
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$20,626	$17,631	$60,528	$56,034

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Yield on interest-earning assets, as presented	3.40%	2.97%	3.19%	3.06%
Add: effect of excess liquidity on yield on interest-earning assets	—%	0.16%	0.03%	0.12%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.01)%	(0.09)%	(0.02)%	(0.06)%
Adjusted yield on interest-earning assets	3.39%	3.04%	3.20%	3.12%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest margin (fully-taxable equivalent), as presented	2.88%	2.76%	2.86%	2.82%
Add: effect of excess liquidity on net interest margin (fully-taxable equivalent)	—%	0.15%	0.02%	0.12%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	—%	(0.09)%	(0.02)%	(0.07)%
Adjusted net interest margin (fully-taxable equivalent)	2.88%	2.82%	2.86%	2.87%

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

(In thousands, except number of shares, per share data and ratios)	September 30, 2022	December 31, 2021
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$431,007	$541,294
Less: goodwill and other intangible assets	(96,416)	(96,885)
Tangible shareholders’ equity	$334,591	$444,409
Shares outstanding at period end	14,563,828	14,739,956
Book value per share	$29.59	$36.72
Tangible book value per share	$22.97	$30.15
Tangible Common Equity Ratio:
Total assets	$5,551,724	$5,500,356
Less: goodwill and other intangible assets	(96,416)	(96,885)
Tangible assets	$5,455,308	$5,403,471
Common equity ratio	7.76%	9.84%
Tangible common equity ratio	6.13%	8.22%

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

(In thousands)	September 30, 2022	December 31, 2021
Total deposits	$4,568,604	$4,608,889
Less: certificates of deposit	(279,603)	(309,648)
Less: brokered deposits	(89,775)	(208,468)
Core deposits	$4,199,226	$4,090,773

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Total average deposits	$4,531,019	$4,223,964	$4,431,837	$3,994,457
Less: average certificates of deposit	(290,043)	(327,802)	(297,646)	(339,230)
Average core deposits	$4,240,976	$3,896,162	$4,134,191	$3,655,227

Total Loans, Excluding SBA PPP loans. Total loans, excluding SBA PPP loans is used by management to measure the Company's core loan portfolio. The Company calculates total loans, excluding SBA PPP loans as total loans (as reported on the consolidated statements of condition) less SBA PPP loans.

(In thousands)	September 30, 2022	December 31, 2021
Total loans, as presented	$3,860,680	$3,431,474
Less: SBA PPP loans	(685)	(35,953)
Total loans, excluding SBA PPP loans	$3,859,995	$3,395,521

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

There have been no material changes to the Company's critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2021. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.6 billion in assets at September 30, 2022, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Third Quarter Update. Throughout the third quarter of 2022, global and national markets were, again, challenged by the dynamic and rapid shift in the operating environment, continuing the trend from the beginning of the year. During the third quarter of 2022, the FOMC raised the Federal Funds Rate a total of 1.50% through two 0.75% interest rate increases in July and September, which brought the Federal Funds Rate target interest rate range to 3.00% - 3.25%. Through the first nine months of 2022, the Federal Funds Rate has increased in total 3.00% as it works to slow national inflation. Current expectations are for the FOMC to continue to increase interest through the end of 2022 and into 2023.

Through the first nine months of 2022, the Company has seen the impact of the change in the interest rate environment and stock market directly within its own operations and financial results, not unlike other banks, including:

•The change in the interest rate environment through the nine months ended September 30, 2022, compared to the same period last year can been seen in the Company's net interest income and net interest margin. Should interest rates continue to drive higher, we anticipate this will likely impact overall growth nationally and within our markets and lead to slowing loan demand in coming periods.
•The effects of the change in the interest rate environment across the same periods can also be seen on the Company's stockholders' equity (or capital). The sharp rise in interest rates through the nine months ended September 30, 2022, has led to a sharp decrease in the valuation of the Company's bond investments portfolio. Those bonds designated and accounted for as AFS are carried at fair value and the change in fair value between periods is accounted for in AOCI within shareholders' equity. As a result, the Company's stockholders' equity to total assets ratio has decreased from 9.84% at December 31, 2021 to 7.76% at September 30, 2022, and its tangible common equity ratio (non-GAAP) has decreased from 8.22% at December 31, 2021 to 6.13% at September 30, 2022. The Company's regulatory capital ratios, as described in Note 10 of the consolidated financial statements, continue to be strong and well in excess of regulatory capital requirements.
•The growing risk of a near-term recession has been factored into the Company's ACL calculation through the first nine months of 2022 and has resulted in an increase to the ACL the last two quarters, including the third quarter of 2022, despite excellent credit quality across the Company's loan portfolio.
•Lower market-related revenues for the three and nine months ended September 30, 2022, compared to the same periods of 2021, including income from fiduciary services and BOLI.
Discussed below is further information on the Company's financial performance for the third quarter and first nine months of 2022, and its current financial position.

Operating Results. Net income for the third quarter of 2022 was $14.3 million, a decrease of $373,000 or 3%, compared to the third quarter of 2021, and diluted EPS remained consistent at $0.97 for the third quarter of 2022 and 2021. Earnings before income taxes and provision expense (non-GAAP) for the third quarter of 2022 were $20.7 million, an increase of $1.1 million, or 6%, between periods, and earnings before income taxes, provision expense and SBA PPP loan income (non-GAAP) increased $3.0 million, or 17%, between periods.

Revenues (defined as the sum of net interest income and non-interest income) for the third quarter of 2022 totaled $47.8 million, an increase of $1.9 million, or 4%, compared to the third quarter of 2021.
•Net interest income increased $3.1 million, or 9%, between periods driven by strong average interest-earning assets between periods of $221.6 million, or 4%, and net interest margin expansion of 12 basis points to 2.88% for the third quarter of 2022 due to the sharp rise in interest rates and change in mix of interest-earnings assets as lower yielding excess cash and investment cash flows were deployed to fund higher yielding loan growth.
•Non-interest income decreased $1.1 million or 10%, between periods primarily led by lower mortgage banking income of $1.3 million. The decrease in mortgage banking income reflects the change in the markets between periods, highlighted by the increase in interest rates and slowing demand. Residential mortgage production decreased 30% between periods, and the Company sold 21% of mortgage production in the third quarter of 2022, compared to 33% for the third quarter of 2021.

A provision for credit losses of $2.8 million was reported for the third quarter of 2022, compared to $939,000 reported for the third quarter of 2021. This increase was driven by the change in forecasted economic outlook for a softening overall economy and 16% loan growth over the last twelve months.

Non-interest expense for the third quarter of 2022 was $27.1 million, an increase of $828,000, or 3%, over the third quarter of 2021. The Company's GAAP efficiency ratio and non-GAAP efficiency ratio for the third quarter of 2022 was 56.71% and 56.43%, respectively, compared to 57.29% and 57.00% for the third quarter of 2021, respectively.

Net income for the nine months ended September 30, 2022 was $46.1 million, a decrease of $6.4 million, or 12%, over the nine months ended September 30, 2021, and diluted EPS was $3.12 for the nine months ended September 30, 2022, a decrease of $0.37, or 11%, compared to the same period last year. Earnings before income taxes and provision expense (non-GAAP) for the nine months ended September 30, 2022 were $61.8 million, an increase of $255,000 over the same period of 2021, and earnings before income taxes and provision expense and SBA PPA loan income (non-GAAP) for the nine months ended September 30, 2022 increased $4.5 million, or 8%, between periods.

Net interest income for the first nine months of 2022 was $110.7 million, an increase of $10.1 million, or 10%, compared to the first nine months of 2021. This increase was driven by average interest-earning assets growth of $394.4 million, or 8%, along with the net interest margin expansion of 4 basis points to 2.86% for the nine months ended September 30, 2022.

Non-interest income for the first nine months of 2022 was $30.9 million, a decrease of $6.7 million, or 18%, compared to the same period in 2021. Mortgage banking income was the primary reason for the decrease between periods as revenues decreased $8.4 million, or 73%, as residential mortgage production decreased 25% between periods, and the Company sold 21% of its production through the first nine months of 2022, compared to 47% for the same period last year. Increases in other business lines partially offset the decrease in mortgage banking, including service charge fees, brokerage and insurance commissions, debit card income and other income due to the sale of property.

A provision for credit losses of $4.0 million was recorded for the first nine months of 2022, compared to a release of $4.4 million for the same period 2021. This increase was the result of a change in our economic outlook between periods as the risk of an economic slowdown has grown, as well as strong loan growth between periods of 16%. During the first nine months of 2021, reserves were released as expected credit losses during the onset of the COVID-19 pandemic in 2020 did not manifest and market conditions stabilized.

Non-interest expense for the first nine month of 2022 was $79.9 million, an increase of $3.1 million, or 4%, over the first nine months of 2021. The Company's GAAP efficiency ratio and non-GAAP efficiency ratio for the nine months ended September, 30 2022 was 56.38% and 56.10%, respectively, compared to 55.51% and 54.83% for the same period last year, respectively.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average assets (annualized)	1.03%	1.08%	1.13%	1.36%
Return on average equity (annualized)	12.50%	10.51%	12.88%	12.96%
Return on average tangible equity (annualized) (non-GAAP)	16.02%	12.86%	16.27%	15.91%
Overhead ratio (non-interest expense divided by average assets) (annualized)	1.96%	1.95%	1.95%	1.99%

Asset Quality. As of September 30, 2022, the Company's asset quality metrics remained very strong with non-performing assets strengthening to 0.09% of total assets, compared to 0.13%, at December 31, 2021. As of September 30, 2022, loans 30-89 days past due increased to 0.12% of total loans, compared to 0.04% at December 31, 2021. The increase in past due loans during the third quarter of 2022 was primarily within the residential mortgage loans portfolio and commercial real estate loans portfolio and was the result of a few large loans becoming delinquent. The Company does not view the increase in past due loans during the quarter as indicative of a larger trend.

Shareholders' Equity. As of September 30, 2022, the Company's regulatory capital ratios were each well in excess of regulatory capital requirements. Despite the Company's regulatory capital ratios remaining strong, the continued decreases in the market value of the AFS investment portfolio due to the sharp rise in interest rates through the nine months ended September 30, 2022, caused decreases across the common equity ratio and tangible common equity ratio (non-GAAP), as well as book value per share and tangible book value per share (non-GAAP) over this period. The Company expects these decreases to be temporary and not reflective of underlying credit risk within the investment portfolio. The Company's non-regulatory capital ratios and book value as of the dates indicated were as follows:

•As of September 30, 2022, the Company's common equity ratio was 7.76% and its tangible common equity ratio (non-GAAP) was 6.13%, compared to 9.84% and 8.22% as of December 31, 2021, respectively.
•As of September 30, 2022, the Company's book value per share was $29.59 and its tangible book value per share (non-GAAP) was $22.97, compared to $36.72 and $30.15 as of December 31, 2021, respectively.

In the first quarter of 2022, the Company initiated a new share repurchase program for up to 750,000 shares of its common stock, or approximately 5% of the Company's shares outstanding. This share repurchase program replaces the program that terminated in January 2022. The Company repurchased 225,245 shares of its outstanding common stock through the first nine months of 2022 at a weighted-average price of $45.46 per share, which included the repurchase of 63,689 shares at an average price of $44.38 per share in the third quarter of 2022.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended September 30, 2022, net interest income was 79% of total revenues, compared to 76% for the quarter ended September 30, 2021. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

For the quarter ended September 30, 2022, net interest income was $37.8 million, an increase of $3.1 million, or 9%, over the quarter ended September 30, 2021, and on a fully-taxable equivalent basis (non-GAAP), net interest income was $38.1 million, an increase of $3.1 million, or 9%, over the same period. Interest income on a fully-taxable equivalent basis increased $7.2 million, or 19%, over this period to $44.8 million for the quarter ended September 30, 2022, while interest expense increased $4.1 million, or 157%, to $6.8 million for the quarter ended September 30, 2022.
The increase in interest income on a fully-taxable equivalent basis for the quarter ended September 30, 2022 over the same quarter last year was driven by: (1) average interest-earning asset growth of $221.6 million, or 4%, between periods, which included average loan growth of $497.1 million, or 15%, net of a decrease in interest-earning cash balances of $274.5 million, or 90%, (2) the increase in the interest rate environment between periods driving a higher yield of 43 basis points between periods, partially offset by (3) lower SBA PPP loan income of $1.9 million.
•Our average loan growth between periods was attributable to the growth of: (1) residential real estate, which grew $396.9 million, or 34%, reflecting our strategy to hold more residential mortgage production within our loan portfolio, (2) commercial real estate, which grew $136.4 million, or 10%, and (3) commercial loans, which grew $53.5 million, or 15%, offsetting (4) decreasing average SBA PPP loan balances of $104.5 million as the majority of borrowers took advantage of loan forgiveness.
•For the quarter ended September 30, 2022, our interest-earning asset yield increased to 3.40%, compared to 2.97% for the quarter ended September 30, 2021. This increase in our interest-earning asset yield was the result of: (1) the shift in asset mix between periods with excess cash being deployed to fund strong loan growth of 16% between periods, primarily in residential mortgages, and (2) the change in the interest rate environment through the first nine months of 2022 as the FOMC has sharply raised interest rates in an effort to curb high levels of inflation. For the quarter ended September 30, 2022, the average interest rate for 10-year U.S. Treasury was 3.10%, compared to 1.32% for the quarter ended September 30, 2021.

The increase in interest expense for the quarter ended September 30, 2022, over the same period last year was driven by an increase in the cost of funds as total funding liabilities increased 32 basis points between periods to 0.54% for the quarter ended September 30, 2022. Between periods, cost of deposits increased 30 basis points and cost of borrowings increased 62 basis points bringing each to 0.45% and 0.54% for the quarter ended September 30, 2022, respectively. The increase in the cost of deposits and borrowings between period was, too, driven by the sharp increase in interest rates between periods. Our growth in average deposits over the past twelve months of $307.1 million, or 7%, enabled the Company to fund its 5% interest-earning asset growth, or $221.6 million, between periods through lower cost deposits. Average deposit growth between periods was driven by average interest checking and savings balances increasing $255.8 million, or 21%, and $86.4 million, or 13%, respectively, which offset lower average CD balances of $37.8 million, or 12%, between periods. Average total borrowings decreased $54.2 million, or 11%, between periods due to the strong aforementioned average deposit growth. Within average total borrowings, average brokered deposit balances decreased $208.7 million, or 72%, and average other borrowings, which consisted of FHLBB overnight and short-term advances, increased $108.1 million between periods.

For the quarter ended September 30, 2022, net interest margin was 2.88%, an increase of 12 basis points over the quarter ended September 30, 2021.

For the nine months ended September 30, 2022, net interest income was $110.7 million, an increase of $10.1 million, or 10%, over the same period for 2021, and on a fully-taxable equivalent basis (non-GAAP) was $111.4 million, an increase of $10.0 million, or 10%, over the same period. Interest income on a fully-taxable equivalent basis increased $14.4 million, or 13%, over this period to $124.2 million for the nine months ended September 30, 2022, while interest expense increased $4.4 million, or 52%, over this period to $12.7 million for the nine months ended September 30, 2022.

The increase in interest income on a fully-taxable equivalent basis for the nine months ended September 30, 2022, over the same period last year was driven by: (1) average interest-earning asset growth of $394.4 million, or 8%, between periods, which included average loan growth of $355.5 million, or 11%, average investments growth of $229.5 million, or 19%, offset by the decrease in average interest-earning cash balances of $190.6 million, or 76%, partially offset by (2) lower SBA PPP loan income of $4.2 million. Our average loan growth between periods was concentrated in: (1) residential real estate, which grew $342.3 million, or 31%, as, we continue the strategy to hold more residential mortgage loan production in our loan portfolio, (2) commercial real estate, which grew $112.1 million, or 8%, and (3) commercial loans, which grew $50.0 million, or 15%, offsetting (4) decreasing average SBA PPP loan balances of $130.3 million as the majority of borrowers took advantage of loan forgiveness programs, and (5) decrease average consumer loans of $15.0 million, or 6%. Our investment growth between periods was driven by our increased investment activity in 2021 as we deployed our low interest earning excess liquidity to drive net interest income growth through higher yielding assets available at that time.

For the nine months ended September 30, 2022, our interest-earning asset yield was 3.19%, compared to 3.06% for the same period last year. This increase in our interest-earning asset yield was driven by the increase in our average investment yield of 11 basis points between periods to 1.92% for the nine months ended September 30, 2022. The average loan yield remained flat at 3.75% for the nine months ended September 30, 2022 and 2021. This was driven by the by the decrease in average loan yield for residential mortgages of 21 basis points. Throughout 2021, customers actively refinanced residential loans to take advantage of the lower interest rate environment driving lower yielding new loan originations and compressing the average yield in the mortgage loan segments. This decrease in mortgage yield was offset by the increase in commercial real estate of 22 basis points with more variable rate loans that broke through the floor in 2022 as interest rates continued to rise in the nine months ended September 30, 2022.

The increase in interest expense for the nine months ended September 30, 2022, over the same period last year was driven by an increase in the cost of funds as total funding liabilities increased 10 basis points between periods to 0.35% for the nine months ended September 30, 2022. Between periods, the cost of deposits increased 10 basis points and the cost of borrowings increased 19 basis points bringing each to 0.27% and 0.35% for the nine months ended September 30, 2022, respectively. The increase in the cost of deposits and borrowings between period was driven by the sharp increase in interest rates between periods. Our growth in average deposits between periods of $437.4 million, or 11%, enabled the Company to fund its 8% interest-earning asset growth, or $394.4 million, between periods through lower cost deposits. Average deposit growth between periods was driven by average core deposits (non-GAAP) growth of $479.0 million, or 13%, which offset lower average CD balances of $41.6 million, or 12%, between periods. Average total borrowings decreased $54.6 million, or 11%, between periods due to the strong aforementioned average deposit growth. Within average total borrowings, average brokered deposit balances decreased $152.2 million, or 53%, and average other borrowings, which consisted of FHLBB overnight and short-term advances, increased $60.8 million between periods.

For the nine months ended September 30, 2022 net interest margin increased 4 basis points to 2.86% over the nine months ended September 30, 2021.

The following table presents average balances, interest income, interest expense, and the corresponding average yields earned and cost of funds, as well as net interest income, net interest rate spread and net interest margin on a fully-taxable basis for the followings periods:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$30,063	$172	2.24%	$304,594	$96	0.12%
Investments - taxable	1,288,172	6,051	1.88%	1,284,851	5,341	1.66%
Investments - nontaxable(1)	109,661	1,001	3.65%	114,033	958	3.36%
Loans(2):
Commercial real estate	1,546,638	15,973	4.04%	1,410,201	12,934	3.59%
Commercial(1)	402,152	4,380	4.26%	348,619	3,201	3.59%
SBA PPP	1,254	50	15.67%	105,742	1,950	7.22%
Municipal(1)	22,574	171	3.01%	17,021	146	3.41%
Residential real estate	1,571,449	13,712	3.49%	1,174,559	10,368	3.53%
Consumer and home equity	252,145	3,313	5.21%	242,921	2,613	4.27%
Total loans	3,796,212	37,599	3.91%	3,299,063	31,212	3.73%
Total interest-earning assets	5,224,108	44,823	3.40%	5,002,541	37,607	2.97%
Cash and due from banks	52,693			53,095
Other assets	274,978			363,704
Less: ACL	(34,698)			(32,033)
Total assets	$5,517,081			$5,387,307
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,243,174	$—	—%	$1,251,492	$—	—%
Interest checking	1,502,436	3,213	0.85%	1,246,634	643	0.20%
Savings	774,725	86	0.04%	688,331	71	0.04%
Money market	720,641	1,532	0.84%	709,705	520	0.29%
Certificates of deposit	290,043	326	0.45%	327,802	408	0.49%
Total deposits	4,531,019	5,157	0.45%	4,223,964	1,642	0.15%
Borrowings:
Brokered deposits	80,701	285	1.40%	289,374	331	0.45%
Customer repurchase agreements	228,495	328	0.57%	182,114	122	0.26%
Subordinated debentures	44,331	539	4.83%	44,331	538	4.81%
Other borrowings	108,084	459	1.68%	—	—	—%
Total borrowings	461,611	1,611	1.38%	515,819	991	0.76%
Total funding liabilities	4,992,630	6,768	0.54%	4,739,783	2,633	0.22%
Other liabilities	71,636			94,803
Shareholders' equity	452,815			552,721
Total liabilities & shareholders' equity	$5,517,081			$5,387,307
Net interest income (fully-taxable equivalent)		38,055			34,974
Less: fully-taxable equivalent adjustment		(242)			(228)
Net interest income		$37,813			$34,746
Net interest rate spread (fully-taxable equivalent)			2.86%			2.75%
Net interest margin (fully-taxable equivalent)			2.88%			2.76%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.88%			2.82%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$60,105	$260	0.57%	$250,715	$198	0.10%
Investments - taxable	1,354,339	18,161	1.79%	1,121,569	13,977	1.66%
Investments - nontaxable(1)	112,526	2,942	3.49%	115,755	2,845	3.28%
Loans(2):
Commercial real estate	1,512,285	43,675	3.81%	1,400,224	38,099	3.59%
Commercial(1)	391,540	11,357	3.82%	341,510	9,862	3.81%
SBA PPP	9,138	1,248	18.01%	139,453	5,487	5.19%
Municipal(1)	18,837	446	3.17%	22,404	557	3.32%
Residential real estate	1,459,659	37,825	3.46%	1,117,389	30,756	3.67%
Consumer and home equity	240,041	8,255	4.60%	255,058	8,016	4.20%
Total loans	3,631,500	102,806	3.75%	3,276,038	92,777	3.75%
Total interest-earning assets	5,158,470	124,169	3.19%	4,764,077	109,797	3.06%
Cash and due from banks	50,100			52,571
Other assets	275,074			372,012
Less: ALL	(33,353)			(35,174)
Total assets	$5,450,291			$5,153,486
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,214,263	$—	—%	$1,014,778	$—	—%
Interest checking	1,448,146	5,024	0.46%	1,282,358	1,843	0.19%
Savings	759,053	239	0.04%	658,497	201	0.04%
Money market	712,729	2,796	0.52%	699,594	1,548	0.30%
Certificates of deposit	297,646	988	0.44%	339,230	1,407	0.55%
Total deposits	4,431,837	9,047	0.27%	3,994,457	4,999	0.17%
Borrowings:
Brokered deposits	133,928	738	0.74%	286,080	958	0.45%
Customer repurchase agreements	220,026	682	0.41%	177,559	419	0.31%
Subordinated debentures	44,331	1,600	4.83%	50,045	1,983	5.30%
Other borrowings	65,595	690	1.41%	4,762	35	0.99%
Total borrowings	463,880	3,710	1.07%	518,446	3,395	0.88%
Total funding liabilities	4,895,717	12,757	0.35%	4,512,903	8,394	0.25%
Other liabilities	76,154			98,742
Shareholders' equity	478,420			541,841
Total liabilities & shareholders' equity	$5,450,291			$5,153,486
Net interest income (fully-taxable equivalent)		111,412			101,403
Less: fully-taxable equivalent adjustment		(700)			(764)
Net interest income		$110,712			$100,639
Net interest rate spread (fully-taxable equivalent)			2.84%			2.81%
Net interest margin (fully-taxable equivalent)			2.86%			2.82%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.86%			2.87%
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

	Three Months Ended September 30, 2022 vs. September 30, 2021			Nine Months Ended September 30, 2022 vs. September 30, 2021
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(82)	$158	$76	$(143)	$205	$62
Investments – taxable	14	696	710	2,898	1,286	4,184
Investments – nontaxable	(37)	80	43	(79)	176	97
Commercial real estate	1,252	1,787	3,039	3,051	2,525	5,576
Commercial	491	688	1,179	1,445	50	1,495
SBA PPP	(1,928)	28	(1,900)	(5,129)	890	(4,239)
Municipal	48	(23)	25	(89)	(22)	(111)
Residential real estate	3,503	(159)	3,344	9,421	(2,352)	7,069
Consumer and home equity	99	601	700	(472)	711	239
Total interest income (fully-taxable equivalent)	3,360	3,856	7,216	10,903	3,469	14,372
Interest-bearing liabilities:
Interest checking	129	2,441	2,570	236	2,945	3,181
Savings	9	6	15	30	8	38
Money market	8	1,004	1,012	29	1,219	1,248
Certificates of deposit	(47)	(35)	(82)	(171)	(248)	(419)
Brokered deposits	(237)	191	(46)	(512)	292	(220)
Customer repurchase agreements	31	175	206	100	163	263
Subordinated debentures	—	1	1	(227)	(156)	(383)
Other borrowings	459	—	459	450	205	655
Total interest expense	352	3,783	4,135	(65)	4,428	4,363
Net interest income (fully-taxable equivalent)	$3,008	$73	$3,081	$10,968	$(959)	$10,009
Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
Loan (cost) fees	Interest income	$(297)	$1,744	$1,006	$4,437
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	71	154	197	579
Recoveries on previously charged-off acquired loans	Interest income	20	24	189	157
Total		$(206)	$1,922	$1,392	$5,173

Provision (Credit) for Credit Losses

The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Provision (credit) for loan losses	$2,513	$269	$2,244	834%	$3,788	$(5,037)	$8,825	175%
Provision for credit losses on off-balance sheet credit exposures	251	670	(419)	(63)%	246	617	(371)	(60)%
Provision (credit) for credit losses	$2,764	$939	$1,825	194%	$4,034	$(4,420)	$8,454	(191)%

For the three and nine months ended September 30, 2022, a provision for credit losses on loans was recorded of $2.5 million and $3.8 million, respectively, and was driven by: (1) a softening overall economy and the continued increasing likelihood of an economic slowdown in the future, and (2) 4% loan growth for the quarter ended September 30, 2022 and 13% loan growth for the nine months of 2022, that offset (3) the release of $768,000 and $5.0 million for the three and nine months ended September 30, 2022, respectively, of additional reserves provided for certain commercial real estate loans at the onset of the COVID-19 pandemic due to the heightened credit risk at that time. For these loans, the Company established certain credit metrics that would need to be met by the borrower prior to releasing the reserve, including a debt service coverage ratio and consistent timely payments of full principal and interest as agreed. As of September 30, 2022, there were no remaining commercial real estate loans carrying additional reserves due to COVID-19-related risks as they all were paid-off or met these criteria and are performing at or above pre-pandemic levels.

For the three months ended September 30, 2021, a provision for credit losses on loans of $269,000 was recorded primarily due to loan growth in the third quarter 2021. For the nine months ended September 30 ,2021 the improvement in the Company's macroeconomic outlook and the continued strength of the Company's credit quality more than offset the loan growth that resulted in the credit for credit losses on loans of $5.0 million recorded during this period.

Net charge-offs for the three and nine months ended September 30, 2022 were $216,000 and $503,000, respectively, compared to $58,000 and $557,000 for the three and nine months ended September 30, 2021.
Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Debit card income	$3,234	$3,278	$(44)	(1)%	$9,371	$9,126	$245	3%
Service charges on deposit accounts(1)	1,941	1,744	197	11%	5,705	4,800	905	19%
Income from fiduciary services	1,535	1,627	(92)	(6)%	4,847	4,860	(13)	—%
Brokerage and insurance commissions	1,003	993	10	1%	3,269	2,885	384	13%
Mortgage banking income, net(2)	635	1,913	(1,278)	(67)%	3,186	11,620	(8,434)	(73)%
Bank-owned life insurance(3)	374	589	(215)	(37)%	1,519	1,774	(255)	(14)%
Net loss on sale of securities	—	—	—	—%	(9)	—	(9)	N.M.
Other income(4)	1,232	955	277	29%	3,032	2,569	463	18%
Total non-interest income	$9,954	$11,099	$(1,145)	(10)%	$30,920	$37,634	$(6,714)	(18)%
Non-interest income as a percentage of total revenues	21%	24%			22%	27%
(1)    Service charges on deposit accounts: The increase for the three and nine months ended September 30, 2022, compared to the same periods of 2021, was driven by a decrease in overdraft fees in 2021 due to stimulus funds received by customers and an increase in deposit account fees due to program and product changes. In September 2022, the Company made certain non-sufficient funds and overdraft program changes to assist our customers and support their financial well-being. The changes are not expected to materially decrease revenues.

(2)    Mortgage banking income, net: The decrease for the three months ended September 30, 2022, compared to the same period of 2021, was driven by the change in the housing market between periods, highlighted by the change in interest rates between periods. During the third quarter of 2022, the Company sold $38.0 million, or 21%, of its residential mortgage loan production compared to $86.2 million, or 33%, of its residential mortgage loan production for the third quarter of 2021. Our markets saw elevated housing demand through 2020 and 2021 largely in response to the COVID-19 pandemic. This activity, coupled with the low interest rate environment, drove record residential mortgage production in 2021. The continued increase in interest rates through the first nine months of 2022, together with higher housing prices and operating in highly competitive markets, has slowed residential mortgage production through the first nine months of 2022 and decreased the amount of salable production to the secondary market. As of September 30, 2022, the Company's residential mortgage loan pipeline stood at $113.4 million, compared to the $194.9 million at September 30, 2021, a decrease of 42%.
The decrease for the nine months ended September 30, 2022, compared to the same period of 2021, was due to the decrease in residential mortgage loan sales, compared to September 30, 2021. For the nine months ended September 30, 2022, the Company sold $131.6 million, or 21%, of its residential mortgages, compared to $389.6 million, or 47%, for the nine months ended September 30, 2021. This decrease was driven by the decrease in residential mortgage production through the first nine months of 2022 (for the reasons outlined above), which have slowed commensurate with the overall industry.
(3)    Bank-owned life insurance: The decrease for the three and nine months ended September 30, 2022, compared to the same periods of 2021, was the result of underlying investments in one of the Company's BOLI contracts dropping below its stable value wrapper and, thus, a write down was recognized in the third quarter of 2022. A further decrease in the market value of these underlying investments within this contract may result in lower BOLI income in future periods.
(4)    Other income: The increase in other income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by the sale of a property in 2022. The increase for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by the sale of the property, along with increased foreign exchange fees and credit card interchange fees during the first nine months of the year.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Salaries and employee benefits	$15,849	$15,902	$(53)	—%	$46,757	$45,742	$1,015	2%
Furniture, equipment and data processing(1)	3,305	2,980	325	11%	9,639	8,954	685	8%
Net occupancy costs	1,765	1,813	(48)	(3)%	5,715	5,569	146	3%
Debit card expense	1,210	1,106	104	9%	3,410	3,166	244	8%
Consulting and professional fees(2)	814	792	22	3%	3,114	2,652	462	17%
Regulatory assessments(3)	575	522	53	10%	1,745	1,512	233	15%
Amortization of core deposit intangible assets	156	163	(7)	(4)%	469	491	(22)	(4)%
Other real estate owned and collection costs (recoveries), net	56	60	(4)	(7)%	9	(156)	165	(106)%
Other expenses(4)	3,361	2,925	436	15%	8,998	8,822	176	2%
Total non-interest expense	$27,091	$26,263	$828	3%	$79,856	$76,752	$3,104	4%
Ratio of non-interest expense to total revenues	56.71%	57.29%			56.38%	55.51%
Efficiency ratio (non-GAAP)	56.43%	57.00%			56.10%	54.83%
(1)    Furniture, equipment and data processing costs: The increase for the three and nine months ended September 30, 2022, compared to the same periods of 2021, was driven by increased demand for online banking and bill pay products along with our continued investment in technology and data processing.

(2)    Consulting and professional fees: The increase for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was driven by an increase in consulting and compliance-related costs of $270,000 and director fees, including annual equity awards, of $207,000.
(3)    Regulatory assessments: The increase for the three and nine months ended September 30. 2022, compared to the same periods of 2021, was driven by the increase in quarterly FDIC assessments primarily due to asset growth. The FDIC has approved increased assessment rates effective January 1, 2023 that will drive increases to the Company's assessment expenses in 2023.
(4)    Other expenses: The increase for the three months ended September 30, 2022, compared to the three months ended 2021, was driven by the increases in business travel costs due to limited travel in 2021 from the pandemic, as well as increases in marketing costs to promote new initiatives and employee appreciation costs for in person events that were done virtually in 2021.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at September 30, 2022, were $82.0 million, compared to $220.6 million at December 31, 2021. This decrease was due to the deployment of cash and cash equivalents' balances to support strong loan growth of 13% during the first nine months of 2022. We continually monitor our cash levels as part of our liquidity risk management practices.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At September 30, 2022 and December 31, 2021, the Company’s investment portfolio generally consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value or amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

During the quarter ended June 30, 2022, we transferred 141 securities with a fair value of $520.3 million from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, a non-cash transaction. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. The weighted average life of the transferred securities as of the date of transfer was 8.8 years and the unrealized losses will be amortized over the remaining lives. At September 30, 2022, the net unrealized losses on the transferred securities reported within AOCI were $53.7 million, net of a deferred tax asset of $14.7 million and the weighted-average life on these securities was 8.8 years.

At September 30, 2022, the Company's investments portfolio totaled $1.3 billion, a decrease of $246.7 million, or 16%, since December 31, 2021. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $167.2 million and sales of $8.7 million;
•A net decrease in the fair value of the AFS debt securities portfolio of $108.7 million as interest rates rose sharply during the first nine months of 2022 in anticipation of a tightening economic policy to curb inflationary pressures. As a result, the 2-year U.S. Treasury increased 349 basis points and the 10-year U.S. Treasury increased 231 basis points during the first nine months of 2022 to 4.22% and 3.83%, respectively, at September 30, 2022, causing bond prices to fall. The change in market interest rates was the primary driver of the increase in the weighted average life of our debt securities portfolio from 5.9 years at December 31, 2021 to 7.0 years at September 30, 2022;
•A decrease of $68.4 million due to the unamortized unrealized losses on the AFS securities that were transferred to HTM in June of 2022;
•Partially offset by purchases of $105.4 million of debt securities during the first nine months of 2022. The weighted-average life of investments purchased during this period 6.1 years.

Our debt securities designated as AFS, which comprised 58% and 99% of our investment portfolio at September 30, 2022 and December 31, 2021, respectively, were carried at fair value using level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on fair value. At September 30, 2022 and December 31, 2021, investments were 23% and 28% of total assets, respectively. Our debt securities designated as HTM, comprised 40% at September 30, 2022 and were less than 1% at December 31, 2021. Our HTM debt securities were carried at amortized cost on the consolidated statements of condition.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes debt securities that are highly rated by nationally recognized rating agencies, and securities backed by the U.S. government and government-sponsored agencies. At September 30, 2022 and December 31, 2021, these investments represented 90% of the investment portfolio. The majority of the municipal bonds, which represented 9% of the investment portfolio at September 30, 2022 and December 31, 2021, had a credit rating of "AA" or higher.

Other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2022 and December 31, 2021, investment in FHLBB stock totaled $9.7 million and $4.9 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. We did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position as of September 30, 2022 or December 31, 2021. As noted above, the unrealized losses within our AFS debt securities as of September 30, 2022 and December 31, 2021 were driven by changes in the interest rate environment and were not credit-related.

HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. Based on the portfolio of the HTM debt securities as of September 30, 2022 and December 31, 2021, we did not record any allowances or write-down any of the HTM debt securities. Refer to "Note 3—Investments" for further discussion of the detail of the portfolio and our determination that the expected credit loss was immaterial.

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities at September 30, 2022, compared to December 31, 2021, remains relatively unchanged and the Company expects it will continue to be well positioned to provide a stable source of cash flow. At September 30, 2022 and December 31, 2021, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.8 years and 4.8 years, respectively. Similar to the weighted-average life of the investment portfolio, the duration of the investment portfolio primarily increased between periods due to the increase in interest rates during the first half of 2022.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 70% and 72% of the loan portfolio as of September 30, 2022 and December 31, 2021, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 15% and 9%, of our total loan portfolio as of September 30, 2022, respectively, and 14% and 9% as of December 31, 2021. As of September 30, 2022, our distribution channels included 57 branches within Maine, a residential mortgage lending office in Massachusetts, a branch and commercial loan production office in New Hampshire, and online residential mortgage and small commercial loan platforms.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	September 30, 2022	December 31, 2021	($)	(%)
Commercial real estate - non-owner-occupied	$1,229,102	$1,178,185	$50,917	4%
Commercial real estate - owner-occupied	333,785	317,275	16,510	5%
Commercial	423,325	363,695	59,630	16%
SBA PPP	685	35,953	(35,268)	(98)%
Residential real estate	1,619,409	1,306,447	312,962	24%
Consumer and home equity	254,374	229,919	24,455	11%
Total loans	$3,860,680	$3,431,474	$429,206	13%
Commercial Loan Portfolio	$1,986,897	$1,895,108	$91,789	5%
Retail Loan Portfolio	$1,873,783	$1,536,366	$337,417	22%
Commercial Portfolio Mix	51%	55%
Retail Portfolio Mix	49%	45%

For the first nine months of 2022, the Company held 79% of its funded residential mortgage production, which was higher than in recent years, primarily due to market conditions, such as local market pricing and jumbo mortgage demand.

Beginning in April 2020, the Company started funding SBA PPP loans issued to qualifying small businesses as part of the federal stimulus package issued due to the COVID-19 pandemic. Effective May 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program. The decrease for the first nine months of 2022 was driven by borrower loans being forgiven under the terms of the program. As of September 30, 2022 and December 31, 2021, there were $20,000 and $1.2 million of SBA PPP loan origination fees yet to be recognized, respectively.

Through the first nine months of 2022, the FOMC increased the Federal Funds Interest Rate sharply in an effort to curb inflationary pressures. In doing so, there is a high likelihood the economy will slow which may have an impact on overall loan demand and slow the Company's loan growth moving forward.

Asset Quality
Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continually reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio. In light of the current environment, management is monitoring the impact of the following on our borrowers: (1) rising interest rates, (2) widespread inflationary pressures, and (3) challenges across the labor market.

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

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate - non-owner-occupied	$26	$51
Commercial real estate - owner-occupied	47	133
Commercial	541	829
Residential real estate	1,562	2,107
Consumer and home equity	589	1,207
Total non-accrual loans	2,765	4,327
Accruing TDRs not included above	2,285	2,392
Total non-performing loans	5,050	6,719
Other real estate owned	—	165
Total non-performing assets	$5,050	$6,884
Total loans, excluding loans held for sale	$3,860,680	$3,431,474
Total assets	$5,551,724	$5,500,356
ACL on loans	$36,542	$33,256
ACL on loans to non-accrual loans	1,321.59%	768.57%
Non-accrual loans to total loans	0.07%	0.13%
Non-performing loans to total loans	0.13%	0.20%
Non-performing assets to total assets	0.09%	0.13%

Potential Problem Loans

Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2022, loans classified as potential problem loans totaled $554,000.

Past Due Loans

Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$195	$—
Commercial real estate - owner-occupied	—	47
Commercial	1,344	552
Residential real estate	2,326	400
Consumer and home equity	843	509
Total	$4,708	$1,508
Total loans	$3,860,680	$3,431,474
Accruing loans 30-89 days past due to total loans	0.12%	0.04%

ACL

The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2021
(Dollars in thousands)	2022	2021	2022	2021
ACL on loans at the beginning of the period	$34,244	$32,060	$33,256	$37,865	$37,865
Provision (credit) for loan losses	2,513	269	3,788	(5,037)	(3,817)
Net charge-offs (recoveries)[1]
Commercial real estate	(1)	(2)	(4)	(7)	(9)
Commercial	122	48	403	344	579
Residential real estate	49	2	65	20	(15)
Consumer and home equity	45	9	38	199	237
ACL on loans at the end of the period	$36,542	$32,272	$36,542	$32,272	$33,256
Components of ACL:
ACL on loans	$36,542	$32,272	$36,542	$32,272	$33,256
ACL on off-balance sheet credit exposures	3,441	3,185	3,441	3,185	3,195
ACL at end of the period	$39,983	$35,457	$39,983	$35,457	$36,451
Total loans, excluding loans held for sale	$3,860,680	$3,315,303	$3,860,680	$3,315,303	$3,431,474
Average Loans	$3,796,212	$3,299,063	$3,631,500	$3,276,038	$3,299.313
Net charge-offs to average loans	0.02%	0.01%	0.02%	0.02%	0.02%
Provision (credit) for loan losses (annualized) to average loans	0.26%	0.03%	0.21%	(0.31)%	(0.12)%
ACL on loans to total loans	0.95%	0.97%	0.95%	0.97%	0.97%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended September 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2022:
Commercial real estate	$—	$1	$(1)	$1,546,638	—%
Commercial	183	61	122	424,726	0.03%
SBA PPP	—	—	—	1,254	—%
Residential real estate	49	—	49	1,571,449	—%
Consumer and home equity	46	1	45	252,145	0.02%
Total	$278	$63	$215	$3,796,212	0.01%
2021:
Commercial real estate	$—	$2	$(2)	$1,410,201	—%
Commercial	97	49	48	365,640	0.01%
SBA PPP	—	—	—	105,742	—%
Residential real estate	4	2	2	1,174,559	—%
Consumer and home equity	20	11	9	242,921	—%
Total	$121	$64	$57	$3,299,063	—%

	For The Nine Months Ended September 30,
2022:
Commercial real estate	$—	$4	$(4)	$1,512,285	—%
Commercial	744	341	403	410,377	0.10%
SBA PPP	—	—	—	9,138	—%
Residential real estate	65	—	65	1,459,659	—%
Consumer and home equity	130	92	38	240,041	0.02%
Total	$939	$437	$502	$3,631,500	0.01%
2021:
Commercial real estate	$—	$7	$(7)	$1,400,224	—%
Commercial	503	159	344	363,914	0.09%
SBA PPP	—	—	—	139,453	—%
Residential real estate	92	72	20	1,117,389	—%
Consumer and home equity	233	34	199	255,058	0.08%
Total	$828	$272	$556	$3,276,038	0.02%

	For the Year Ended December 31,
2021:
Commercial real estate	$—	$9	$(9)	$1,412,884	—%
Commercial	799	220	579	361,256	0.16%
SBA PPP	—	—	—	118,414	—%
Residential real estate	92	107	(15)	1,156,698	—%
Consumer and home equity	273	36	237	250,061	0.09%
Total	$1,164	$372	$792	$3,299,313	0.02%

ACL on Loans

There were no significant changes in our modeling methodology to determine the ACL on loans during the nine months ended September 30, 2022. The significant key assumptions used with the ACL on loans calculation at September 30, 2022 and December 31, 2021, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of September 30, 2022 and December 31, 2021, the recorded ACL on loans was $36.5 million and $33.3 million, respectively, and represented our best estimate. The increase in the ACL on loans between periods was primarily driven by loan growth and the economic outlook of a softening economy over the coming quarters, net of the release of $5.0 million of reserves provided for certain COVID modified loans deemed as "recovered" or have been paid off. To have been deemed "recovered" by the Company, the borrower must have met certain credit metrics, including a debt service coverage ratio and consistent timely payments of full principal and interest under an agreed upon payment schedule. Refer to "—Results of Operations—Provision for Credit Losses—Provision (Credit) for Loan Losses" for further discussion of the drivers of the change between periods. As of September 30, 2022, all COVID modified loans have been paid off or deemed fully "recovered".

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

ACL on Off-Balance Sheet Credit Exposures

There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the three and nine months ended September 30, 2022. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of September 30, 2022 and December 31, 2021, was $3.4 million and $3.2 million, respectively.

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

Liabilities and Shareholders’ Equity

Deposits

At September 30, 2022, deposits totaled $4.6 billion, a decrease of $40.3 million, or 1%, since December 31, 2021. The decrease in deposits during the first half of 2022 was driven by a decrease in brokered deposits of $118.7 million as we used alternative borrowing sources to manage funding costs. Core deposits (non-GAAP) totaled $4.2 billion as of September 30, 2022, an increase of $108.5 million, or 3% since year end, driven by checking account growth of $74.4 million, or 3%, during the period.

The Company's loan-to-deposit ratio was 85% at September 30, 2022, compared to 74% at December 31, 2021.

Uninsured Deposits

Total deposits that exceed the FDIC deposit insurance limit of $250,000 were $1.2 billion at September 30, 2022 and $1.3 billion at December 31, 2021. The Company has pledged assets as collateral covering certain deposits in the amount of $314.2 million and $347.0 million at September 30, 2022 and December 31, 2021, respectively.

The portion of time deposits that exceed the FDIC deposit insurance limit of $250,000, by time remaining until maturity, at September 30, 2022, was $57.7 million. At September 30, 2022, the Company does not have time deposits that are otherwise uninsured.

Borrowings

At September 30, 2022, total borrowings were $465.4 million, an increase of $209.5 million, or 82%, since December 31, 2021. This increase was the result of a shift in alternative funding over this period from brokered deposits to more cost-effective overnight borrowings, as well as the need for additional funding to support loan growth during the first nine months of 2022.

Shareholders' Equity

Shareholders' equity at September 30, 2022 totaled $431.0 million, a decrease of $110.3 million, or 20%, since December 31, 2021. The decrease in shareholders' equity over the first nine months of 2022 was driven by a decrease in the valuation of our investments of $139.1 million, which included a $85.4 million, net of tax, decrease in the debt securities portfolio valuation designated as AFS in response to the increase in interest rates during 2022, and net unrealized losses of $53.7 million from the AFS to HTM transfer, net of tax. These net unrealized losses were recorded in the second quarter of 2022 as we transferred selected securities from AFS to HTM to protect our capital position in the rising interest rate environment. As discussed further in "—Investments," management believes the decrease in shareholders' equity is temporary and does not believe that the decrease is an indication of permanent losses. The Company and the Bank continue to be well-capitalized under the standards set by its regulators. Refer to Note 10 of the consolidated financial statements for further details.

On September 27, 2022, the Company announced a quarterly cash dividend to shareholders of $0.40 per share, payable on October 31, 2022 to shareholders of record as of October 14, 2022. As of September 30, 2022, the Company's annualized dividend yield was 3.76% based on Camden National's closing share price of $42.60, as reported by NASDAQ on September 30, 2022.

In January 2022, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2021. During the nine months ended September 30, 2022, the Company repurchased 225,245 shares at a weighted average price of $45.46 per share.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2021
	2022	2021	2022	2021
Financial Ratios
Average equity to average assets	8.21%	10.26%	8.78%	10.51%	10.33%
Common equity ratio	7.76%	9.92%	7.76%	9.92%	9.84%
Tangible common equity ratio (non-GAAP)	6.13%	8.30%	6.13%	8.30%	8.22%
Dividend payout ratio	41.24%	36.73%	38.34%	30.77%	32.03%
Per Share Data
Book value per share	$29.59	$30.52	$29.59	$30.52	$36.72
Tangible book value per share (non-GAAP)	$22.97	$30.23	$22.97	$30.23	$30.15
Dividends declared per share	$0.40	$0.36	$1.20	$1.08	$1.48
Refer to "—Capital Resources" and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. As of September 30, 2022 and December 31, 2021, our level of liquidity exceeded target levels. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

We believe that our level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of September 30, 2022 and December 31, 2021, total deposits, including brokered deposits, were $4.6 billion, which included money market deposits of $61.5 million and $63.9 million, respectively, from Camden National Wealth Management, which represent client funds. These funds fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs as of September 30, 2022:

(In thousands)	CDs
1 year or less	$199,794
> 1 year	79,809
Total	$279,603

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. In addition to borrowings and advances from the FHLBB, we utilize brokered deposits, purchase federal funds, and sell securities under agreements to repurchase. As of September 30, 2022, total borrowings were $465.4 million, compared to $255.9 million as of December 31, 2021. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. Customer repurchase agreements are secured by mortgage-backed securities and government-

sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $42.7 million as of September 30, 2022. We also believe we have additional untapped access to the brokered deposit market, wholesale reverse repurchase transaction market, and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of September 30, 2022:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$152,225	$268,876	$—	$421,101
> 1 year	—	—	44,331	44,331
Total	$152,225	$268,876	$44,331	$465,432

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. Specifically, in a rising interest rate environment prepayment speeds may slow, which then would decrease the pace in which we receive cash flow from loans. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of September 30, 2022, book value of $1.7 billion of qualifying loans were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	September 30, 2022
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$12,821	$159,790	$578,271	$2,117	$752,999	20%
Commercial	13,277	96,326	97,645	453	207,701	5%
Residential real estate	204	10,074	177,041	1,130,819	1,318,138	34%
Consumer and home equity	1,327	14,317	24,089	168,401	208,134	5%
Total fixed rate	27,629	280,507	877,046	1,301,790	2,486,972	64%
Variable Rate:
Commercial real estate(2)	5,832	161,266	386,635	256,155	809,888	21%
Commercial	45,459	114,493	45,466	10,891	216,309	6%
Residential real estate	25	802	39,099	261,345	301,271	8%
Consumer and home equity	484	2,729	12,020	31,007	46,240	1%
Total variable rate	51,800	279,290	483,220	559,398	1,373,708	36%
Total loans	$79,429	$559,797	$1,360,266	$1,861,188	$3,860,680	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. As of September 30, 2022 and December 31, 2021, the Company's MBS and CMO debt securities portfolio totaled 88% and 90%, respectively, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. For purposes of assessing our liquidity position, we only consider those investments designated as AFS. As of September 30, 2022, $358.6 million of our AFS debt securities, or 43%, were not pledged as collateral, compared to $867.4 million, or 58%, as of December 31, 2021.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of September 30, 2022:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$148,827
> 1 year	1,219,370
Total	$1,368,197
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Prepayment speeds may slow in a rising interest rate environment, which then would decrease the pace within which we receive cash flow from our investments.

Other Liquidity Requirements. Through the Company's normal course of business it generates cash flows from earnings and, while not contractual, it has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the nine months ended September 30, 2022, the Company reported $46.1 million of net income, paid cash dividends of $17.7 million to shareholders and repurchased shares of its common stock for $10.0 million.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At September 30, 2022, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years
Operating leases	$3,598	$1,318	$2,280
Finance leases	941	311	630
Other contractual obligations	6,954	6,954	—
Total	$11,493	$8,583	$2,910

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $431.0 million and $541.3 million at September 30, 2022 and December 31, 2021, respectively, which amounted to 8% and 10% of total assets, respectively. Refer to "— Financial Condition — Liabilities and Shareholders' Equity" for discussion regarding the driver for the decrease in shareholders' equity for the nine months ended September 30, 2022.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $17.6 million and $16.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2022 and 2021, the Bank declared dividends payable to the Company in the amount of $23.9 million and $32.8 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At September 30, 2022 and December 31, 2021, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

The Pandemic Work Group was established in response to the COVID-19 pandemic to oversee the Company’s response to the COVID-19 pandemic and its impact on the Company and its employees. These areas of oversight included, but were not limited to, employee practices and assessment of employee availability, safety and workload. Members of the Pandemic Work Group include the Company’s executive team and other members of senior management. Throughout the pandemic, the

Pandemic Work Group, through the Company's executive team, reported to the Board of Directors on related matters to assist the Board of Directors with both its ongoing oversight of the Company’s response to COVID-19 as well as its management of all areas of risks the Company faces, which have been affected by the COVID-19 pandemic. The Pandemic Work Group continues to meet periodically as needed, based on current developments relating to the COVID-19 pandemic, and updates the Board of Directors accordingly.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming a static balance sheet, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of September 30, 2021, as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

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

As of September 30, 2022 and 2021, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2022	September 30, 2021
Year 1
+200 basis points	(2.82)%	1.68%
-100 basis points	N/A	(1.52)%
-200 basis points	1.56%	N/A
Year 2
+200 basis points	8.34%	7.19%
-100 basis points	N/A	(11.43)%
-200 basis points	5.09%	N/A

If rates remain at or near current levels, net interest income is projected to increase in year two of the simulation. Asset cash flows reprice and replace into the current higher rate environment at rates above current portfolio averages while funding costs remain largely unchanged, causing balance sheet spread to expand.

If rates increase 200 basis points, net interest income is projected to decrease in the first year of the simulation as the funding base adjusts into the higher rate environment to a greater degree than asset yields increase. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases continually slow.

If rates decrease 200 basis points, net interest income is projected to increase slightly as reductions in funding costs are able to more than offset near-term asset yield deterioration. In the second year, net interest income is projected to further improve as asset yields are supported by fixed rates and floors while remaining cost of funds reductions are exhausted.

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

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The markets for alternative rates are developing. The Company will continue to assess the use of alternative rates, including SOFR, and expects to transition to alternative rates as the markets and best practices further develop. The Company is also currently assessing the applicability and scope of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), which was enacted on March 15, 2022. The LIBOR Act establishes a process for replacing LIBOR on existing LIBOR contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate. Under the LIBOR Act’s process for replacing LIBOR, a benchmark replacement identified by the Board of Governors of the Federal Reserve System that is based on SOFR will replace LIBOR as the benchmark for such contracts. The final implementation of the LIBOR Act currently is uncertain, as the Federal Reserve has not yet issued final regulations that are necessary for the LIBOR Act’s administration. As of September 30, 2022, the Company has no LIBOR-based deposits.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in iXBRL: (i) Consolidated Statements of Condition - September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three and Nine Months Ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2022 and 2021; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 3, 2022
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	November 3, 2022
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer