Form 10-K
period 2022-12-31
CAMDEN NATIONAL CORP
filed 2023-03-10
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $626,971,516. Shares of the Registrant’s common stock held by each executive officer, director and person who beneficially own 5% or more of the Registrant’s outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2023 was 14,568,439.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2022 FORM 10-K ANNUAL REPORT

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

In addition, statements about the potential effects of the war in Ukraine, the COVID-19 pandemic and other notable national and global current events on the Company's business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company’s control.

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $5.7 billion in assets at December 31, 2022, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

Our consolidated financial statements accompanying this Form 10-K include the accounts of the Company, the Bank and the Bank’s subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

Who We Are. We are an award-winning, full-service community bank supporting individuals, families, and businesses at every stage of their financial journey. With offices across Northern New England, we offer competitive financial products and services, delivered by a talented team and complemented by the latest in digital banking to empower our customers to bank the way they want. Founded in 1875, we’re passionate about making a difference in people’s lives, so that together we can thrive in a vibrant, prosperous community for all.

As a dedicated community bank, we actively give back and make a difference in our communities and neighborhoods where we live, work, and play. Community is at the core of what we do and why we do it, and as we’ve grown over the years, our commitment to socially-minded growth and giving back have deepened.

Our Commitment to Corporate Responsibility. Our commitment to continual environmental, social, and governance (“ESG) progress is an integral part of our company culture as we work to create a thriving, sustainable, inclusive future for all of our constituents.

Our Core Values. We are uncompromisingly committed to our core values, and rigorously pursue opportunities to add long-term value for our customers, shareholders, employees, and the communities we serve.

We are guided and inspired by our Core Values:
•Honesty and integrity – above all else
•Trust – built on fairness
•Service – second to none
•Responsibility – to use our resources for the greater good
•Excellence – through hard work and lifelong learning
•Diversity – realized through inclusion and respect

Our culture and values are strengths that support our strategic goal to generate consistent, sustainable long-term value for all our constituents.

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services, including wealth management and trust services, brokerage, investment advisory and insurance services, to consumer, business, non-profit and municipal customers. For the years ended December 31, 2022, 2021 and 2020, net interest income was our primary revenue source, representing 78%, 73%, and 73%, of our total revenues1, respectively. Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities).

We have achieved a five-year compounded annual asset growth rate of 7%, resulting in $5.7 billion in total assets at December 31, 2022. Asset growth over the past five years of $1.6 billion has been all organic, including further growth and
1 Revenue is the sum of net interest income and non-interest income.

expansion into Southern Maine, and pockets of New Hampshire and Massachusetts. Our primary focus continues to be on profitable organic growth and we may pursue acquisitions that support our long-term strategy and fit our culture and core values.

The financial services industry continues to experience consolidations through mergers that could create opportunities for us to promote our value proposition to other financial institutions and financial service companies. We continue to evaluate the possibility of expansion into new markets through both de novo expansion and acquisitions. In addition, we are focused on maximizing growth across our current markets, and particularly those markets that we see as growth markets because we currently have less of a presence and market share than in our current markets. Further details of our financial information can be found within the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit and commercial customers. As of December 31, 2022, the Bank had 57 branches in 13 of Maine's 16 counties, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and 65 ATMs. The Bank optimizes its in-person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch™, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

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

Securities and advisory services are offered through LPL Financial (“LPL”), a registered investment advisor and broker-dealer (member FINRA/SIPC). Insurance products are offered through LPL or its licensed affiliates. Camden Financial Consultants and the Bank are not registered as a broker-dealer or investment advisor and are not affiliated with LPL Financial. Registered representatives of LPL offer products and services using Camden Financial Consultants, and may also be employees of the Bank. These products and services are being offered through LPL or its affiliates, which are separate entities from, and not affiliates of, Camden Financial Consultants or the Bank. Securities and insurance offered through LPL or its affiliates are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, not bank deposits or obligations and may lose value.

Customers may also access the Bank’s products and services using other channels, including on-line at www.CamdenNational.bank or download our mobile phone application (or “app”).

Healthcare Professional Funding Corporation. Healthcare Professional Funding Corporation (“HPFC”) is a wholly-owned subsidiary of the Bank that was acquired in connection with the acquisition of SBM Financial, Inc., the parent company of The Bank of Maine, on October 16, 2015. HPFC provided specialized lending across the U.S. to dentists, optometrists and veterinarians. Effective February 19, 2016, HPFC's continued lending operations ceased and no further loans have been originated since that date. HPFC's website address is www.CamdenNational.bank/healthprofunding.

Competition. We compete throughout Maine, and select areas of New Hampshire and Massachusetts. Our primary markets historically have been and continue to be within Maine. Within Maine, we operate in 13 of the state's 16 counties, with our primary markets and presence being throughout coastal and central Maine. Many of these markets are characterized as rural areas. Major competitors in our primary market area include local independent banks, as well as local branches of large regional and national banking organizations and brokerage houses, marketplace lenders and other financial technology companies (“fintechs”), financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within our primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

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

Investor Relations. The Company’s Investor Relations information can be obtained through our internet address, www.CamdenNational.bank. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Business Conduct and Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this report.

Information Security. Data privacy, cybersecurity and third-party oversight are a top priority for the Company in protecting its customers’ personal and financial information. Over the past several years, highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, government agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called “ransomware.” A successful cyberattack could harm the Company’s reputation and/or impair its ability to provide services to its customers. The Company has developed policies and continues to invest in education and technology designed to protect our own and our customers’ information from cyberattacks or loss, allow for the continuity of our business in the event of disruptions to the Company’s or its vendors’ critical systems and comply with regulatory requirements related to the protection of customer data, but cannot assure that it will be able to anticipate, detect, or implement effective preventative measures against all potential threats. Refer to related risk factors in Item 1A. Risk Factors below for additional information.

Human Capital

We recognize the importance of our relationships with our employees, customers, and the communities we serve. Our employees—known as “Stakeholders” at Camden National Bank—are the key to our success. We are powered by an extraordinary team of over 630 employees, as of December 31, 2022, who work together to provide expert banking solutions to help people achieve their financial potential.

We believe we have the experience and responsibility to take a proactive approach to engage and support a broad range of employees. We strive to ensure our employees’ work experience permits them to use their skills and passions to make a difference while growing their careers and being recognized and appreciated for their diverse talents, backgrounds, and perspectives.

Employee Development and Retention. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, a robust tuition reimbursement program, and competitive compensation, including a minimum starting wage of $17 per hour for all employees.

Diversity, Equity and Inclusion. We recognize that a diverse, equitable, and inclusive workforce is essential to achieving and maintaining a thriving company. We are on a constantly evolving journey toward fostering diversity, equity and inclusion (“DEI”) throughout the organization. Through our commitment to fostering a fair, safe, and welcoming workplace environment for all, we aim to maintain a culture that enables our employees to be their best in serving our customers and communities, while achieving business success. We maintain a number of human resources and other policies, including an anti-harassment and anti-retaliation policy, to promote a workplace that is safe for all and that supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we work to take necessary action as quickly as possible after a complaint is received.

We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for growth, and we value a diversity of backgrounds and ideas. As of December 31, 2022, approximately 67% of our employees self-identified as women, and approximately 49% of our vice presidents, 37% of our senior vice presidents and 50% of our executive vice presidents self-identified as women.

Our commitment to DEI starts at the top of our organization, with oversight of our initiatives provided by the Board of Directors and our president and CEO. Our president and CEO sponsors our Diversity, Equity, and Inclusion Council (“DEI Council”) established in 2021. The DEI Council is self-governed by employees and represents the diversity of our employee population, including employees who identify as racially diverse and LGBTQ+. The DEI Council's purpose is to provide a channel for open communication and feedback, and provide valued advice on all matters pertaining to diversity, equity and inclusion across our organization.

In 2022, the DEI Council worked closely to create a new, board-approved Core Value to ensure that diversity is embedded in our culture with the same importance as our existing core values. Additionally, to help illustrate all that we accomplish each day at Camden National Bank in support of DEI efforts, the DEI Council introduced a diversity statement that is celebratory and aspirational at the same time.

Health and Wellness. We are also deeply committed to the health and well-being of our employees. This commitment is reflected in the benefits we offer our employees, including: market-competitive compensation; healthcare; paid time off, including parental/family leave; retirement benefits; short-term and long-term disability; an employee hardship fund, which provides employees dealing with a financial hardship access to funds that the employee is not required to repay; and a fitness reimbursement program.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended.

Executive Officer	Position	Age
Gregory A. Dufour	President and Chief Executive Officer	62
Michael R. Archer, CPA	Executive Vice President, Chief Financial Officer	39
Joanne T. Campbell	Executive Vice President, Enterprise Risk Management and Chief Risk Officer	60
William H. Martel	Executive Vice President, Technology and Support Services, Chief Technology Officer	53
Jennifer L. Mirabile	Executive Vice President, Managing Director, Camden National Wealth Management	63
Timothy P. Nightingale	Executive Vice President, Chief Credit Officer	65
Heather D. Robinson, CPA	Executive Vice President, Chief Human Resources Officer	48
Patricia A. Rose	Executive Vice President, Retail and Mortgage Banking Officer	59
Ryan A. Smith	Executive Vice President, Commercial Banking	50
Renée D. Smyth	Executive Vice President, Chief Experience and Marketing Officer	52

Gregory A. Dufour has served as President and CEO of the Company since January 2009. Mr. Dufour joined the Company in April 2001 as Senior Vice President of Finance. In August of 2002, he assumed additional responsibility for Operations and Technology until December 2003. In January 2004, Mr. Dufour was named Chief Banking Officer for the Company and President and Chief Operating Officer for Camden National Bank, and in January 2006, he became President and CEO for Camden National Bank. He also serves on the board of directors of Camden National Bank. Prior to joining the Company, Mr. Dufour was Managing Director of Finance and a member of the Executive Operating Group for IBEX Capital Markets in

Boston, Massachusetts. In addition to his experience at IBEX, Mr. Dufour held various financial management positions with FleetBoston Corporation and its affiliates, including Vice President and Controller of Debt Capital Markets, Controller of Investment Banking and Banking Group Controller. Mr. Dufour’s extensive business and finance background, demonstrated ability to effectively manage growth, strong regulatory expertise and leadership capability contributes to his active support of the Board in his director capacity. Mr. Dufour has served in various volunteer capacities on numerous community-related organizations and is the immediate past Chair and currently serves on the board of trustees of MaineHealth, Maine's largest healthcare system, and board member of its affiliate, Coastal Healthcare Alliance system in Rockport, Maine. Mr. Dufour is also a member of the executive committee of the Board of Directors of the Maine Bankers Association.

Michael R. Archer joined the company in October 2013 and became Executive Vice President (“EVP”), Chief Financial Officer (“CFO”) of the Company on January 3, 2022. Prior to becoming EVP, CFO, Mr. Archer served as the Company’s Senior Vice President and Corporate Controller from June 2016 until January 2022. Prior to joining the Company, Mr. Archer spent seven years at PricewaterhouseCoopers, LLP. Mr. Archer is a licensed Certified Public Accountant (“CPA”), and a recent graduate of the American Bankers Association Stonier Graduate School of Banking where he also completed the Wharton Leadership Program. Mr. Archer currently serves as a member of local non-profit organizations, including as the Treasurer and a board member of Jobs for Maine's Graduates, Inc., board member for the local little league, and as a committee member for the local town recreational department.

Joanne T. Campbell joined the Company in 1996 as Vice President, Manager of Residential Real Estate. She was promoted to Senior Vice President, Compliance, Audit and Community Reinvestment Act (“CRA”) in 2002, and then to Senior Vice President, Risk Management in 2005 and to EVP in January 2011. In December 2021, Ms. Campbell was named EVP, Enterprise Risk Management and Chief Risk Officer. Ms. Campbell currently serves as a member and co-Chair of the ABA Risk and Compliance Conference Advisory Board.

William H. Martel joined the Company in March 2020 as EVP, Technology and Support Services. Prior to joining the Company Mr. Martel served as Head of U.S. Operations Technology for Santander U.S. in Boston, leading the Operations and Information Technology Service Management transformations for the US. Previously, Mr. Martel was a Senior Vice President at TD Bank and served in several senior management positions in the US and Canada. Mr. Martel began his banking career as a senior branch manager for People’s Heritage Bank, a predecessor to BankNorth Group.

Jennifer L. Mirabile joined the Company in 2017 as the Managing Director of Camden National Wealth Management. A licensed CFP since 1998, Ms. Mirabile brings more than 28 years of experience in senior wealth management, private banking and relationship management from her previous roles at People's United Bank Wealth Management and Key Private Bank. Ms. Mirabile currently serves as a member of several nonprofit committees and serves on the board of directors for the Penobscot Bay YMCA.

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
In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules for all insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the Deposit Insurance Fund reserve ratio would reach the required minimum of 1.35 percent by the statutory deadline of September 30, 2028. Under the FDIC’s final rule, assessments for established small banks range from 2.5 to 32 basis points, after adjustments. The FDIC has the power to make further adjustments to deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any such adjustment.

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

In May 2022, the OCC, together with the FRB and FDIC, issued a joint notice of proposed rule-making to modernize the CRA regulatory framework. The proposed rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets, such as the Bank, and several applying only to banks with over $10 billion in assets. The effects of the proposed CRA rules on the Bank will depend on the final form of any rule-making.

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

Under the Capital Rules, the Company and the Bank are each required to maintain a minimum CET1 capital to RWA ratio of 4.5%, a minimum Tier 1 capital to RWA ratio of 6%, a minimum total capital to RWA ratio of 8% and a minimum leverage ratio of 4%. Additionally, the Capital Rules require a capital conservation buffer, consisting solely of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. As a “non-advanced approaches” firm under the Capital Rules, the Company is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carry backs, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital.

The Company and the Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Capital Rules to exclude the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity under U.S. GAAP in determining regulatory capital ratios.

The federal bank regulators have adopted regulations as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) to implement an exemption from the Capital Rules for smaller banking organizations, including the Company and the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Under these regulations, a “qualifying small banking organization” can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio (i.e., the ratio of its Tier 1 capital to average total consolidated assets minus certain deductions from total assets), is greater than the required threshold of 9%. A “qualifying small banking organization” that maintains tangible equity in excess of the applicable Community Bank Leverage Ratio would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime (see “—Prompt Corrective Action” below); and (iii) “any other capital or leverage requirements” to which the organization is subject, unless the appropriate federal banking agency determines otherwise based on the particular organization’s risk profile. The Company has evaluated the potential impact of this rule and has elected not to apply the Community Bank Leverage Ratio framework to its operations, and instead measures its capital adequacy under the Capital Rules as described above. Under these regulations, as long as the Company and the Bank continue to meet the requirements to be qualifying small banking organizations (i.e., they have less than $10 billion in total consolidated assets and meet certain risk-based criteria), they are permitted to opt into (or out of) the Community Bank Leverage Ratio framework at any time and for any reason. The Company will continue to evaluate the impact of the Community Bank Leverage Ratio and may opt into that framework in the future. The Company cannot guarantee, however, that it or the Bank will continue to meet the conditions to be eligible to apply the Community Bank Leverage Ratio, nor can the Company predict at this time whether it or the Bank will choose to apply the Community Bank Leverage Ratio in the future.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. The Basel framework contemplates that, these standards generally will be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. The federal bank regulators have not yet proposed rules implementing these standards and, accordingly, the standards are not yet in effect for U.S. banking organizations such as the Company and the Bank. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or Bank. The impact of these standards on the Company and the Bank will depend on the manner in which they are implemented by the U.S. federal bank regulators.

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

In November 2021, the U.S. federal bank regulatory agencies adopted a final rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and a national bank, such as the Bank, are required to notify the FRB or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States (“U.S.”).

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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rule-makings, reports and other measures, and the impact of the AMLA will depend on, among other things, rule-making and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

LIBOR Act

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted. The LIBOR Act provides a uniform approach for replacing LIBOR as a reference interest rate in so-called “tough legacy” contracts for a time when LIBOR is no longer published or is no longer representative. Tough legacy contracts are contracts that do not include effective fallback provisions, for example, because they have no provisions for a replacement benchmark or provisions based on prior LIBOR values or dealer polls. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference a benchmark interest rate that will be identified in Federal Reserve regulations that is based on the secured overnight funding rate (“SOFR”). In December 2022, the Federal Reserve issued final regulations to implement the LIBOR Act. The Federal Reserve’s final rule identifies benchmark replacements, based on SOFR, for various types of contracts subject to the LIBOR Act. The final rule became effective in February 2023. The Company continues to evaluate the effect of the LIBOR Act and its implementing regulations on the Company’s LIBOR-linked contracts. See Item 7. “Management’s Discussion and Analysis—Risk Management Policies—Interest Rate Risk” for additional information regarding the Company’s efforts to transition away from LIBOR.

Executive and Incentive Compensation

Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as “excessive” when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The federal banking regulators have issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

During 2016, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. These proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require all listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financial statements. The final rule requires the exchanges to propose conforming listing standards by February 26, 2023 and requires the standards to become effective no later than November 23, 2023. Each listed issuer, including the Company, would then be required to adopt a clawback policy within 60 days after its exchange’s listing standard has become effective.

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

We have been, and in the future may be, affected by general business and economic conditions in the U.S. and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and investor confidence, all of which are beyond our control. Although the U.S. economy had recovered over the past decade prior to the COVID-19 pandemic, economic concerns have been heightened as a result of the pandemic, and deterioration in any of these conditions, including as a result of the COVID-19 pandemic or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services. Higher credit or collateral related losses, or decreases in the value of our investment portfolio or demand for our products and services, could negatively impact our financial condition or results of operations.

In addition, volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may contribute to or enhance some of the risks described in this section. For example, higher inflation could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our interest-earning assets and investment securities. Higher inflation could also lead to higher interest rates, which could negatively affect our performance. See “Fluctuations in market interest rates may adversely affect our performance” below. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.

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

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income earned from loans and investments and the interest expense paid on deposits and borrowings. Net interest income is our largest source of revenue and can be affected significantly by changes in market interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as by changes related to inflation. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. See Item 7. “Management’s Discussion and Analysis—Risk Management Policies—Interest Rate Risk” for additional information regarding the Company’s asset and liability management policies and practices, as well as its interest rate risk position, including assumptions used in determining such, as of December 31, 2022.

As of December 31, 2022, our balance sheet composition supported a liability sensitive interest rate risk position over a one- and two-year period. This would suggest that if interest rates were to decrease over a one- and two-year period as compared to current market rates as of December 31, 2022, then net interest income would increase, increasing revenue and net income, while an increase in interest rates would decrease net interest income, decreasing revenue and net income. However, there is risk that any change in interest rates could negatively affect our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.

During the first quarter of 2020, the Federal Reserve reduced the targeted Effective Federal Funds Rate to 0.00% – 0.25% in response to the COVID-19 pandemic and benchmark interest rates followed compressing our net interest margin and pressuring net interest income through 2021. Interest rates remained at historical lows through 2021, before the Federal Reserve raised the targeted Effective Federal Funds Rate in 2022 through a series of interest rate increases that resulted in the targeted Federal Funds Rate range ending at 4.25% – 4.50% as of December 31, 2022. The sharp rise in short-term interest rates throughout 2022 resulted in an inverted yield curve for much of 2022, whereby short-term interest rates exceed long-term interest rates, and it continued to be inverted as of December 31, 2022. The Federal Reserve, again, raised the targeted Effective Federal Funds Rate in February 2023 another 25 basis points, increasing the target range to 4.50% – 4.75% and it may continue to raise interest rates in response to economic conditions, particularly inflationary pressures. Further increases in interest rates could have a negative impact on our results of operations by decreasing net interest income, therefore, decreasing revenue and net income, slowing residential and commercial loan production, and/or reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for credit losses.

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

In addition, although we believe that we have adequately reviewed our investment securities for the need for an allowance for credit losses or impairment, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the need for an allowance for credit losses or impairment. If a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in provision for credit losses or realized losses being charged against future income. Given the significant judgments involved, there is risk that material provisions may be recorded to establish an allowance for credit losses resulting in realized losses. We did not recognize any provisions for credit losses on our investment securities portfolio in 2022.

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

Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including volatility in the credit, mortgage and housing markets, fluctuations in interest rates (including in response to inflation), the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. We cannot predict what impact, if any, volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

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

The extensive changes to documentation that govern or reference LIBOR or LIBOR-based products create a variety of execution risks for the Company. The Company may be unable to modify contracts with its counterparties to replace the reference rate for existing contracts based on or linked to LIBOR and other interest rate benchmarks with alternative reference rates by the dates set for cessation of LIBOR and other interest rate benchmarks. In March 2022, the U.S. Congress enacted the LIBOR Act. The LIBOR Act provides a uniform approach for replacing LIBOR as a reference interest rate in certain contracts as a matter of law. In December 2022, the Federal Reserve issued final regulations to implement the LIBOR Act. The Federal Reserve’s final rule identifies benchmark replacements, based on SOFR, for various types of contracts subject to the LIBOR Act. The Company continues to evaluate the effects of the LIBOR Act and its implementing regulations on the Company and its LIBOR-linked contracts and those effects remain uncertain.

The transition from LIBOR may also result in disputes, litigation or other actions with clients, counterparties or investors, including with respect to, among other things, (i) the interpretation and enforceability of provisions in LIBOR-based products such as fallback language or other related provisions and (ii) any economic, legal, operational or other impact from the fundamental differences between LIBOR and alternative reference rates. The transition may also result in additional inquiries or other actions from regulators regarding the Company’s preparation and readiness for the replacement of LIBOR.

The discontinuation of a LIBOR setting, changes in LIBOR or changes in market acceptance of LIBOR as a reference rate may also adversely affect the yield on loans or securities held by the Company; amounts received and paid on derivative instruments the Company has entered into; the value of such loans, securities or derivative instruments; the trading market for securities; the terms of new loans being made using different or modified reference rates; the Company’s ability to effectively use derivative instruments to manage risk; and the availability or cost of floating-rate funding and the Company’s exposure to fluctuations in interest rates.

Changes to benchmark indices may also adversely affect the price, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in the Company’s financial assets and liabilities.

The Company is also subject to the risk that its customers, counterparties and third-party vendors are not operationally ready to transition away from LIBOR, and the failure of such third parties to upgrade their operations to transition away from LIBOR on a timely basis could materially disrupt the Company’s operations.

Credit Risk and Lending Business Risk

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

    We primarily serve individuals and businesses located in the state of Maine, with 70% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2022, with higher concentrations of exposure in Cumberland, Kennebec, Knox and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards, the severity and frequency of which are increasing as a result of climate change, may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, such as prolonged elevated inflation and interest rates, or if they experience a pandemic or similar event, such as occurred during the COVID-19 pandemic, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse. In addition, adverse economic, political or other events may affect certain industries in our markets more than others. For example, the COVID-19 pandemic and the resulting restrictions on individuals and economic activity adversely affected hospitality, transportation and commercial real estate industries in Maine. Negative effects on those industries could result in higher rates of loss and delinquency on our loans, which could have a material, adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2022, our commercial real estate and commercial loan portfolios comprised 51% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

As of December 31, 2022 and 2021, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 34% and 28% of our total commercial real estate portfolio and 14% and 11% of total loans, respectively. At December 31, 2022, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

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

    Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of marketplace lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have offered and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit and loan products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products. Other recent regulation has reduced the regulatory burden of large bank holding companies, and raised the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively affected.

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

Due to strong competition, Camden National Wealth Management may not be able to attract and retain clients at current levels. Competition is strong as there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Our ability to attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services, and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively affected.

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

Liquidity Risk

Our cost of funds has increased and may in the future increase further as a result of loss of deposits, a change in deposit mix or changes in interest rates.

Deposits are a low cost, stable source of funding. We compete with banks, other financial institutions and fintechs for deposits. Recent increases in short-term interest rates have resulted in and are expected to continue to result in more intense competition in deposit pricing. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

As of December 31, 2022, brokered deposits made up 4% of our total deposits. We have and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Prompt Corrective Action” and “Supervision and Regulations—Regulation of the Bank—Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). In particular, fee revenues from non-sufficient funds, overdraft protection and other bank fees have been, and may continue to be, subject to increased scrutiny. For example, the OCC has in the past discussed options to reform national bank overdraft practices that, if implemented, could impose significant restrictions on a national bank’s ability to charge overdraft protection fees. Formal rules or guidance to implement such restrictions have not been proposed, but the implementation of any such restrictions could adversely affect our non-interest income and results of operations. In addition, the Biden Administration recently called on all regulatory agencies to reduce or eliminate certain fees relating to a number of services, including banking services. At the same time, the CFPB launched an initiative to reduce the amounts and types of fees financial institutions may charge. Such changes could affect our ability or willingness to provide certain products or services, necessitate changes to our business practices or reduce our revenues.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, human error, customer or employee fraud, cyberattacks, hacking, identity theft and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. A cybersecurity breach or cyberattack could persist for an extended period before being detected and could result in theft of sensitive data or disruption of our transaction processing systems. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our reputation, business, financial condition, results of operations or liquidity.

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

Although we believe we have appropriate information security controls and procedures, we may not be able to anticipate, detect, or implement effective preventative measures against all potential threats, particularly because the techniques used by cyber criminals change frequently, often are not recognized until launched and can be initiated from a variety of sources. In addition, a cybersecurity breach or cyberattack could persist for an extended period before being detected, which could exacerbate the harmful effects of a successful cyberattack. In the event one or more of the events described above occurs, this could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations, which could result in legal or regulatory action, significant losses, increased compliance costs or reputational damage, any of which could adversely affect our business, financial condition or results of operations. Because the investigation of any information security breach is inherently unpredictable and would require substantial time to complete, the Company may not be able to quickly remediate the consequences of any breach, which may increase the costs, and enhance the negative consequences associated with a breach. In addition, to the extent the Company’s insurance covers aspects of any breach, such insurance may not be sufficient to cover all of the Company’s losses.

As cybersecurity and data privacy risks for banking organizations and other financial institutions have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or are required to change our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely affects our results of operations.

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

Our business, as well as the operations and activities of our customers, could be negatively affected by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents several risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets, on our vendors’ facilities and on our customers’ assets, including real estate pledged as collateral for our loans; and (ii) transitional risks, including new or more stringent regulatory requirements and potential effects on our reputation and/or changes in our business as a result of our climate change practices, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries.

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

Acts of terrorism, war or other international hostilities, civil unrest, violence or pandemics could cause disruptions to our business or the economy as a whole, such as the disruptions experienced during the COVID-19 pandemic. Any of these events could affect us directly (for example, by interrupting our systems, causing significant damage to our facilities or otherwise preventing us from conducting our ordinary business) or indirectly as a result of effects on our borrowers and other customers or third-party vendors (for example, by damaging property pledged as collateral for our loans). The Company has suffered, and could in the future suffer, adverse consequences to the extent that pandemics, including the COVID-19 pandemic, terrorist activities, civil unrest, international hostilities, including Russia’s invasion of Ukraine, or other external events affect the financial markets or the economy in general or in any region in which the Company, or third parties on which the Company relies, operate.

For example, the COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may in the future adversely affect, the Company’s business, financial condition, capital and results of operations. During the COVID-19 pandemic, the Company experienced significant disruptions to its normal operations, including the temporary closing of branches and a sudden increase in the volume of work-from-home arrangements. In addition, the Company has been indirectly negatively affected by the pandemic’s effects on the Company’s borrowers and other customers, and by its effects on global financial markets. The extent to which the COVID-19 pandemic will in the future negatively affect the Company’s business, financial condition, capital and results of operations will depend on developments that are highly uncertain and cannot be predicted at this time, including the scope and duration of any surges in the pandemic, the continued effectiveness of vaccines and their distribution and acceptance over the long term (including the effectiveness of vaccines against new COVID variants), the continued effectiveness of the Company’s business continuity plans, and governmental and other responses to the pandemic. The COVID-19 pandemic has caused, and any future pandemics, terrorist activities, civil unrest or international hostilities, may cause, an increase in delinquencies, bankruptcies or defaults that could result in the Company experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Depending on the impact of the pandemic and Russia’s invasion of Ukraine on general economic and market conditions, there is a risk that adverse conditions could occur or worsen, including supply chain disruptions; higher inflation; decreased demand for the Company’s products and services or those of its borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness, or willingness to return to work; and disruptions to business operations at the Company and at counterparties, vendors and other service providers.

The war between Russia and Ukraine has negatively affected the global economy. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors and parties in Russia. Russia has responded with its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russia owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities could result in, among other things, further increased risk of cyberattacks, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets.

The Company’s ability to mitigate the adverse consequences of these occurrences is in part dependent on the quality of the Company’s resiliency planning, and the Company’s ability, if any, to anticipate the nature of any such event that occurs. The adverse effects of pandemics, terrorist activities, civil unrest, international hostilities or other external events also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that the Company transacts with, particularly those that it depends upon, but has no control over.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2022, our goodwill and other identifiable intangible assets totaled $96.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2022 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2022. We may be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, the Company owned or leased a total of 64 facilities, excluding any properties designated as other real estate owned. All facilities are fully utilized and considered suitable and adequate for the purposes intended. The Company owns 42 of its facilities, none of which are subject to a mortgage, and the remaining branches and loan offices are leased by the Company. The Company has 56 branches located throughout Maine, a branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, and a mortgage loan production office in Braintree, Massachusetts.

The following table presents the Company's materially important locations and properties as of December 31, 2022:

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2022 and 2021, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2022 and 2021) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2022			2021
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$51.63	$46.72	$0.40	$49.19	$35.96	$0.36
Second Quarter	47.94	41.93	0.40	49.20	46.02	0.36
Third Quarter	49.01	42.60	0.40	49.09	44.00	0.36
Fourth Quarter	44.07	40.38	0.42	50.83	44.27	0.40

As of February 28, 2023, there were 14,568,439 shares of the Company’s common stock outstanding by approximately 1,000 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2017 through December 31, 2022. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCAP Banks Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2017 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2022.

Stock Performance Graph
In January 2022, the Board of Directors authorized a common stock repurchase program, authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock, that had an expiration date of the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of December 31, 2022, the Company repurchased 225,245 shares at an average price of $45.46. This repurchase program subsequently terminated in January 2023.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2022	—	$—	225,245	524,755
November 1-30, 2022	—	—	225,245	524.755
December 1-31, 2022	—	—	225,245	524,755
Total	—	$—	225,245	524,755

In January 2023, the Board of Directors authorized a common stock repurchase program authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock. This program replaces the 2022 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 3, 2024.

Other information required by this item is incorporated by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended
December 31, 2022, 2021 and 2020 and financial condition at December 31, 2022 and 2021 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K:

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
AOCI:	Accumulated other comprehensive income (loss)	HTM:	Held-to-maturity
ASC:	Accounting Standards Codification	IRS:	Internal Revenue Service
ASU:	Accounting Standards Update	LGD:	Loss given default
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LIBOR:	London Interbank Offered Rate
BOLI:	Bank-owned life insurance	LTIP:	Long-Term Performance Share Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CD:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	ROU:	Right-of-use
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLBB:	Federal Home Loan Bank of Boston	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLMC:	Federal Home Loan Mortgage Corporation	SERP:	Supplemental executive retirement plans
FNMA:	Federal National Mortgage Association	SOFR:	Secured Overnight Financing Rate
FOMC:	Federal Open Market Committee	TDR:	Troubled-debt restructured loan
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRBB:	Federal Reserve Bank of Boston	U.S.:	United States of America

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity; the efficiency ratio; net interest income (fully-taxable equivalent); earnings before income taxes and provision; earnings before income taxes, provision, and SBA PPP loan income; total loans, excluding SBA PPP loans; adjusted yield on interest-earning assets (fully-taxable equivalent) and adjusted net interest margin (fully-taxable equivalent); tangible book value per share; tangible common equity ratio; and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Net income, as presented	$61,439	$69,014	$59,486
Add: amortization of core deposit intangible assets, net of tax(1)	494	517	539
Net income, adjusted for amortization of core deposit intangible assets	$61,933	$69,531	$60,025
Average equity, as presented	$467,245	$542,725	$503,624
Less: average goodwill and core deposit intangible assets	(96,572)	(97,211)	(97,880)
Average tangible equity	$370,673	$445,514	$405,744
Return on average equity	13.15%	12.72%	11.81%
Return on average tangible equity	16.71%	15.61%	14.79%
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

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Non-interest expense, as presented	$106,849	$103,720	$99,983
Less: legal settlement	—	—	(1,200)
Less: prepayment fees on borrowings	—	(514)	—
Adjusted non-interest expense	$106,849	$103,206	$98,783
Net interest income, as presented	$147,694	$137,436	$136,307
Add: effect of tax-exempt income(1)	937	988	1,155
Non-interest income, as presented	40,702	49,735	50,490
Add: net loss on sale of securities	912	—	—
Adjusted net interest income plus non-interest income	$190,245	$188,159	$187,952
Ratio of non-interest expense to total revenues(2)	56.72%	55.41%	53.52%
Efficiency ratio	56.16%	54.85%	52.56%
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

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Net interest income, as presented	$147,694	$137,436	$136,307
Add: effect of tax-exempt income(1)	937	987	1,155
Net interest income, tax equivalent	$148,631	$138,423	$137,462
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

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Net income, as presented	$61,439	$69,014	$59,486
Add: income tax expense, as presented	15,608	17,627	14,910
Add: provision for credit losses, as presented	4,500	(3,190)	12,418
Earnings before income taxes and provision for credit losses	$81,547	$83,451	$86,814
Less: SBA PPP loan income	(1,254)	(8,170)	(7,750)
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$80,293	$75,281	$79,064

Adjusted Yield on Interest-Earning Assets (Fully-Taxable Equivalent). Adjusted yield on interest-earning assets (fully-taxable equivalent) normalizes the Company's reported yield on interest-earning assets for certain unusual, non-recurring items, including: (i) the impact of SBA PPP loans and (ii) excess cash/liquidity held by the Company, primarily due to Federal stimulus programs and changes in the FRB cash holding requirements for financial institutions both in response to COVID-19.

	For the Year Ended December 31,
	2022	2021	2020
Yield on interest-earning assets (fully-taxable equivalent), as presented	3.34%	3.07%	3.56%
Less: effect of SBA PPP loans on yield on interest-earning assets	(0.02)%	(0.10)%	(0.06)%
Add: effect of excess cash/liquidity on yield on interest-earning assets	0.02%	0.13%	0.09%
Adjusted yield on interest-earning assets (fully-taxable equivalent)	3.34%	3.10%	3.59%

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

	For the Year Ended December 31,
	2022	2021	2020
Net interest margin (fully-taxable equivalent), as presented	2.86%	2.84%	3.09%
Less: effect of SBA PPP loans on net interest margin (fully-taxable equivalent)	(0.02)%	(0.10)%	(0.07)%
Add: effect of excess cash/liquidity on net interest margin (fully-taxable equivalent)	0.01%	0.13%	0.08%
Adjusted net interest margin (fully-taxable equivalent)	2.85%	2.87%	3.10%

Tangible Book Value per Share and Tangible Common Equity Ratio.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill, and core deposit intangible assets to (ii) total common shares outstanding at period end. Tangible book value per share is a common measure within our industry when assessing the value of a company as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.

Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and core deposit intangible assets to (ii) total assets less goodwill and core deposit intangible assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged.

(In thousands, except number of shares and per share data)	December 31,
	2022	2021
Tangible Book Value Per Share:
Shareholders' equity, as presented	$451,278	$541,294
Less: goodwill and core deposit intangible assets	(96,260)	(96,885)
Tangible shareholders' equity	$355,018	$444,409
Shares outstanding at period end	14,567,325	14,739,956
Book value per share	$30.98	$36.72
Tangible book value per share	$24.37	$30.15
Tangible Common Equity Ratio:
Total assets	$5,671,850	$5,500,356
Less: goodwill and core deposit intangible assets	(96,260)	(96,885)
Tangible assets	$5,575,590	$5,403,471
Common equity ratio	7.96%	9.84%
Tangible common equity ratio	6.37%	8.22%

Core Deposits. Core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and lower cost. The Company calculates core deposits as total deposits less CDs and brokered deposits. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	December 31,
(In thousands)	2022	2021
Total deposits, as presented	$4,826,929	$4,608,889
Less: CDs	(300,451)	(309,648)
Less: brokered deposits	(181,253)	(208,468)
Core deposits	$4,345,225	$4,090,773

Average Core Deposits. Average core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and at a lower interest rate cost. The Company calculates average core deposits as total deposits less CDs. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Total average deposits, as presented(1)	$4,472,063	$4,096,411	$3,666,444
Less: CDs	(295,586)	(333,352)	(454,750)
Average core deposits	$4,176,477	$3,763,059	$3,211,694
(1)     Brokered deposits are excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

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

Allowance for Credit Losses (“ACL”).  In 2020, the Company adopted the new accounting standard for credit losses, ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”). This new accounting standard, commonly referred to as “CECL,” significantly changed our methodology for accounting for reserves on loans, unfunded off-balance sheet credit exposures, including certain unfunded loan commitments and standby guarantees, as well as introduced the consideration for an allowance on HTM debt investments. ASU 2016-13 replaced the “incurred loss” methodology used prior to 2020 to establish an allowance on loans and off-balance sheet credit exposures, with an “expected loss” approach. Under CECL, the ACL at each reporting period serves as our best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date.

The recorded ACL on loans and HTM debt investments is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools, individual credits with unique risk factors, and CUSIP. Since adoption of CECL in 2020 we have used a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data may be derived using (1) internal historical default and loss experience, as well as from (2) external data if there are not statistically meaningful loss events or our own internal loss data does not span a full economic cycle for a given loan segment.

CECL may create more volatility in our ACL, particularly our ACL on loans and ACL on off-balance sheet credit exposures. Under CECL, our ACL may increase or decrease period-to-period based on many factors, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) a change in the forecast period; (iii) a change in the reversion speed; (iv) a change in the prepayment speed assumption; (v) an increase or decrease in loan balances, including changes to our loan portfolio mix; (vi) credit quality of the loan portfolio; and (vii) various qualitative factors outlined in ASU 2016-13.

ASU 2016-13 also changed our methodology and accounting for credit losses within our investment portfolio designated as AFS. To the extent the fair value of a security designated as AFS is less than its amortized cost and we either (i) intend to sell the security or (ii) it is more-likely-than-not we will be required to sell the security before recovery of its amortized cost basis, then the investment is permanently impaired and the amortized cost basis is written down to fair value and a corresponding impairment charge is recorded within the consolidated statements of income. If neither of the above is true, but the fair value of the investment is below its amortized cost basis at the reporting date, then an allowance is established on the AFS investment for the portion of the impairment that is due to credit reasons (e.g. credit rating downgrades, past due receivables, and/or other macro- or micro-adverse trends). The allowance established on an AFS investment due to credit losses is limited to the amount the fair value of the investment is below its amortized cost basis as of the reporting date. If the fair value of the investment is below its amortized cost basis for non-credit-related reasons (e.g. interest rate environment), then the impairment continues to be recognized within shareholders' equity through AOCI.

ACL on Loans. We consider the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL on loans at December 31, 2022 and 2021 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2022 and 2021 using the CECL methodology, included:
•Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factor condition worsen, the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL on loans. We monitor and assess Maine unemployment, changes in Maine GDP, changes in National GDP, and changes in Maine's Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Macroeconomic factors used in the calculation of the ACL on loans may change from time to time and in times of greater uncertainty, we may consider a range of possible forecasts and evaluate the probability of each scenario. In the fourth quarter of 2021, the Company reassessed its macroeconomic factors and, as a result, is no longer considering the changes in Maine’s Retail Sales in the calculation of the ACL as of December 31, 2021. We assessed our loss factors again in the fourth quarter of 2022 and there were no changes made to the ACL on loans calculation for reporting as of December 31, 2022.
•Forecast Period and Reversion speed: ASU 2016-13 requires a company to use a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., we are likely to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, we are likely to use a longer forecast period. Generally, we expect our forecast period to range from one to three years. Once the reasonable and supportable forecast period is determined, ASU 2016-13 requires a company to revert its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), we consider such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where we believe we are within the current economic cycle.
At December 31, 2022 and 2021, we used a one-year forecast period and one-year reversion period for each loan segment to measure the ACL on loans.
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
•Qualitative factors: ASU 2016-13 requires companies to consider various qualitative factors that may impact expected credit losses. We continue to consider qualitative factors in determining and arriving at our ACL on loans each reporting period.

As of December 31, 2022 and 2021, the recorded ACL on loans was $36.9 million and $33.3 million, respectively, and represented our best estimate of expected credit losses within our loan portfolio as of each date. However, we may adjust our assumptions to account for differences between expected and actual losses each period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within our loan portfolio, and we consider the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 3 of the consolidated financial statements for further discussion.

ACL on Off-Balance Sheet Credit Exposures. We consider the ACL on off-balance sheet credit exposures to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses on expected future loan fundings of, primarily, unfunded loan commitments for those that are not unconditionally cancellable by the Company. The expected credit loss factor calculated for each loan segment using the ACL on loans methodology described above, as well as within Note 1 of the consolidated financial statements, is used to calculate the ACL on off-balance sheet credit exposures for each applicable loan segment, and, thus, are subject to the same level of estimation risk and volatility previously described. In addition, one other key assumption is used to derive the allowance on off-

balance sheet credit exposures and that is the expected funding rate. The expected funding rate is derived using historical loan-level data for credit line usage, and is applied to total off-balance sheet credit exposures at each reporting date, excluding any that are unconditionally cancellable by the Company, to determine the expected funding amount. As unfunded loan commitments are funded, the allowance migrates from that provided for off-balance sheet credit exposures to the ACL on loans. If the expected funding rate or any other key assumption used is not reasonable, then this could have an adverse impact on the total ACL upon funding.

As of December 31, 2022 and 2021, the recorded ACL on off-balance sheet credit exposures was $3.3 million and $3.2 million, respectively, and presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at December 31, 2022 and 2021, represented our best estimate, however, we may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

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

At December 31, 2022 and 2021, the Company held securities in its HTM portfolio with an amortized cost basis of $546.6 million and $1.3 million, that primarily consisted of MBS and CMO debt securities issued, municipal bonds or guaranteed by U.S. government-sponsored agencies. Under ASU 2016-13 the Company has the ability to exclude certain securities when the historical credit loss information, adjusted for current conditions and forecasts, resulting in zero risk of nonpayment of the amortized cost basis of the security. Management has evaluated and determined zero risk of nonpayment on all securities guaranteed by the U.S government agencies. In 2022, the Company engaged in a third party to calculate the necessary allowances required due on all other HTM securities due to the large increase in the portfolio. However, no allowance was carried given the immaterial amount that was calculated based on the nature of such securities as of December 31, 2022 and 2021. Should our HTM portfolio continue grow in size, change its mix and/or experience credit deterioration, an allowance may be recorded at that time.

Refer to “—Financial Condition—Investments” and Note 2 of the consolidated financial statements for further discussion.

ACL on AFS Debt Securities. We consider the ACL on AFS debt securities to be a critical accounting policy given the size of the investment portfolio and level of estimation used to determine the allowance, as appropriate. As of December 31, 2022 and 2021, the Company's AFS portfolio is entirely made up of assets that are fair valued using level 2 valuation techniques in accordance with ASC 820, Fair Value Measurement. We engage a third party pricing agency to assist with the valuation of such debt securities and the assets are carried at fair value at each reporting period. An allowance is recorded on an AFS debt security to the extent an event has occurred that suggests receipt of full contractual payments are at risk. When such an event has been identified, a discounted cash flow model is used to determine the expected losses due to credit risk, and an allowance is recorded to reduce the carrying value of the debt security by the calculated expected loss amount, limited to the amount by which the fair value of the debt security is below its amortized cost basis.

As further described within “—Financial Condition—Investments,” the Company's AFS portfolio, as of December 31, 2022 and 2021, was primarily consisted of MBS and CMO debt securities issued or guaranteed by U.S. government-sponsored agencies, and, thus, presenting little to no credit risk. As of December 31, 2022 and 2021, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio, nor did it record any permanent impairments during 2022, 2021 or 2020.

Refer to “—Financial Condition—Investments” and Note 2 of the consolidated financial statements for further discussion.

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets during 2022 or 2021.

Goodwill impairment evaluations are required to be performed at least annually, but may be required more frequently if certain conditions indicate a potential impairment may exist. Our policy is to perform the goodwill impairment analysis annually as of November 30th, or more frequently as warranted. The goodwill impairment evaluation is required to be performed at the reporting unit level. Goodwill impairment is measured by the amount the book value of the reporting unit exceeds its fair value, and an impairment charge is recorded for the lesser of this amount or the amount to write-down goodwill to zero.

We elected to use the quantitative analysis to perform the annual goodwill impairment assessment as of November 30, 2022 and concluded that goodwill was not impaired. We may use a qualitative analysis to evaluate goodwill for impairment when it is believed that it is not more-likely-than-not that the fair value of the reporting unit is below its book value, or if a quantitative analysis was recently used to estimate the fair value of the reporting unit, and there are not any indications of events that would suggest such conclusions for impairment have changed. We performed our annual goodwill impairment assessment as of November 30, 2021 using a qualitative analysis and concluded that it was not more-likely-than-not that goodwill was impaired. The Company did not recognize any impairment of goodwill in 2022, 2021 or 2020.

The Company's core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred in 2022, 2021 or 2020 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

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

We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. At December 31, 2022 and 2021, the Company carried deferred tax assets totaling $50.2 million and $19.2 million, respectively, and did not record any valuation allowance on these deferred tax assets. Although we determined a valuation allowance was not required for our deferred tax assets as of December 31, 2022 and 2021, there is no guarantee that these assets will be realized. To the extent a valuation allowance on the Company's deferred tax assets is recorded in future periods, a material charge to the Company's consolidated statements of income may result and reduce net income. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

As of December 31, 2022, our federal and state income tax returns for 2021, 2020 and 2019 were open to audit by federal and various state authorities. If, as a result of an audit, we were to be assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

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

EXECUTIVE OVERVIEW

2022 Overview. The Company reported net income and diluted EPS for the year ended 2022 of $61.4 million and $4.17, respectively, down from record financial performance levels last year of $69.0 million and $4.60, respectively. Market dynamics changed significantly in 2022, in comparison to more recent years, as short-term interest rates rose sharply and pushed the market into a prolonged and inverted yield curve beginning in the third quarter of 2022. The FOMC increased the Federal Funds Effective Rate seven times during 2022, increasing the target interest rate range from 0.00% - 0.25% to 4.25% - 4.50% at December 31, 2022. The sharp increase in Federal Funds Effective Rate was in response to rising inflation within the U.S and in an effort to bring inflation towards the FOMC’s long-term targeted annual inflationary rate. Subsequent to December 31, 2022, the FOMC again increased the Federal Funds Effective Rate another 25 basis points. Despite the macroeconomic pressures created by rapidly rising interest rates, asset quality continues to be a source of strength for the Company as of December 31, 2022, highlighted by non-performing loans of 0.13% of total loans and non-performing assets of 0.09% of total assets, in comparison 0.20% and 0.13% as of December 31, 2021, respectively. The Company posted solid financial returns for 2022, including a return on average equity of 13.15%, return on average tangible equity (non-GAAP) of 16.71% and return on average assets of 1.12%, compared to 12.72%, 15.61% and 1.31%, respectively, for the year ended December 31, 2021.

The Company continues to be well-positioned to withstand the turbulent and volatile markets we have faced the past several years, and that the Company predicts for the upcoming year, through a strong capital position and appropriate reserve levels on our loan portfolio. At December 31, 2022, all of the Company and Bank’s regulatory capital ratios were well in excess of regulatory capital requirements. While our common equity ratio decreased 188 basis points during 2022 to 7.96% and our tangible common equity ratio (non-GAAP) decreased 185 basis points over the same period to 6.37% at December 31, 2022, we recognize the decrease was driven by the sharp increase in interest rates during 2022 driving a lower valuation on our investment portfolio designated as AFS and was not credit-related. Furthermore, our ACL on loans at December 31, 2022, was 0.92% to total loans and 7.2 times non-performing loans, compared to 0.97% and 5.0 times as of December 31, 2021. Our reserve levels reflect the strength of our asset quality, which included net charge-offs of 0.02% of average loans for the year ended 2022 and past due loans of 0.06% as of December 31, 2022. We continue to actively monitor our loan portfolio and various sub-segments within the portfolio to identify early-indicators for signs of stress. To date, we have not identified any systemic trends.

During 2022, through the combination of cash dividends and share repurchases, the Company returned $33.9 million of capital to shareholders, which included the repurchase of 225,245 shares of its common stock at a weighted average price of $45.46 and cash dividends to shareholders of $1.62 per share, a 9% increase over 2021. In January 2023, we announced a new share repurchase program was approved by the Company’s Board of Directors for up to 750,000 shares, or approximately 5% of total shares outstanding as of December 31, 2022, and the termination of our share repurchase program that was opened in 2022.

Operating Results. Net income for the year ended 2022 was $61.4 million, representing a decrease of $7.6 million, or 11%, compared to 2021. Earnings before income taxes, provision for credit losses, and SBA PPP loan income (non-GAAP) for the year ended 2022 was $80.3 million, representing an increase of 7% compared to 2021.

The key drivers of the decrease in net income between periods included:
•An increase in net interest income of $10.3 million, or 7%, driven by average loan growth of 12%. Net interest margin for the year ended 2022 was 2.86%, compared to 2.84% the previous year. Interest-earning asset yields increased 27 basis points between periods to 3.34% for the year ended 2022, while funding costs also increased 27 basis points over the same period to 0.51% for the year ended 2022. Funding costs increased at a faster pace during the second half of the 2022 as the FOMC accelerated interest rate increased.
•An increase in provision for credit losses of $7.7 million. For the year ended 2022, the Company recorded a provision of $4.5 million to account for the strong end-to-end loan growth of 17% during the year and deteriorating macroeconomic projections. For the year ended 2021, the Company reported negative provision expense (or a credit) of $3.2 million as it released a portion of its ACL established in 2020 as markets improved and credit quality deterioration did not occur from the COVID-19 pandemic.
•A decrease in non-interest income of $9.0 million, or 18%, driven by lower mortgage banking income of $9.5 million, or 69%, as residential mortgage production slowed and we sold 20% of our production during 2022, compared to 44% for the year ended 2021.

•An increase in non-interest expense of $3.1 million, or 3%, primarily driven by higher salaries and employee benefits costs of $1.0 million, or 2%. Our ratio of non-interest expense to total revenue was 56.72% for the year ended 2022, compared to 55.41% for 2021, or, on a non-GAAP-basis, our efficiency ratio was 56.16% and 54.85% for the same periods, respectively.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on loans, securities, and other interest-earning assets, plus net loan fees, origination costs and fair value marks on loans and/or time deposits created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income, which is our largest source of revenue, accounted for 78% of total revenues for the year ended 2022 and 73% of total revenues for each of the years ended 2021 and 2020. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the year ended 2022 was $148.7 million, an increase of $10.3 million, or 7%, over 2021. The increase consisted of a $24.3 million, or 16%, increase in interest income on a fully-taxable equivalent basis, which was partially offset by an increase in interest expense of $14.0 million, or 127%, between periods.
•The increase in interest income on a fully-taxable equivalent basis was the combination of strong average interest-earning asset growth of 7% and yield expansion of 27 basis points between periods. Interest-earning asset growth was driven by (i) average loan balances, which grew $411.1 million, or 12%, between periods driven by residential real estate and commercial real estate growing 30% and 8%, respectively, and (ii) average investment balances, which increased $135.6 million, or 10%, compared to 2021, primarily due to the full year impact of investment purchases made in 2021. Our yield expansion on interest-earning assets during 2022 was the result of the significant change in the interest rate environment between periods. During 2022, interest rates rose sharply as the FOMC increased the Federal Funds Effective Rate 425 basis points to a target range of 4.25% - 4.50% at December 31, 2022 through a series of seven interest rate hikes. The 10-year U.S. Treasury increased 236 basis points during the year to 3.88% at December 30, 2022 (last business day).
•The increase in interest expense was primarily the result of a 27 basis point increase in our average cost of funds, again, driven by the sharp increase in interest rates between periods. The Company’s funding costs grew to 0.51% for the year ended 2022 as deposits costs increased 26 basis points during the year to 0.42% and borrowing costs increased 50 basis points to 1.35%. The increase in deposit costs was primarily seen within interest checking and money market accounts. These accounts generally carry more interest-rate sensitive customers, including larger commercial customers requiring higher interest rates.

Net Interest Margin. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for the years ended 2022 and 2021 was 2.86% and 2.84%, respectively, and our adjusted net interest margin on a fully-taxable equivalent basis (non-GAAP) for the year ended 2022 was 2.85%, compared to 2.87% for 2021.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For the Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$52,068	$514	0.99%	$268,879	$322	0.12%	$179,718	$343	0.19%
Investments – taxable	1,329,586	24,468	1.84%	1,189,895	19,724	1.66%	874,823	19,604	2.24%
Investments – nontaxable(2)	111,113	3,919	3.53%	115,169	3,798	3.30%	121,302	4,117	3.39%
Loans(3):
Commercial real estate	1,532,225	61,452	4.01%	1,412,884	51,488	3.64%	1,310,160	51,403	3.92%
Commercial(2)	396,000	16,494	4.17%	340,727	12,959	3.80%	398,087	16,546	4.16%
SBA PPP	6,999	1,254	17.91%	118,414	8,170	6.90%	146,918	7,750	5.28%
Municipal(2)	19,305	618	3.20%	20,529	691	3.37%	19,073	679	3.56%
Residential real estate	1,511,985	52,738	3.49%	1,156,698	41,792	3.61%	1,085,064	43,927	4.05%
Consumer and home equity	243,901	12,268	5.03%	250,061	10,528	4.21%	312,076	13,986	4.48%
Total loans	3,710,415	144,824	3.90%	3,299,313	125,628	3.81%	3,271,378	134,291	4.11%
Total interest-earning assets	5,203,182	173,725	3.34%	4,873,256	149,472	3.07%	4,447,221	158,355	3.56%
Cash and due from banks	49,744			51,983			48,479
Other assets	270,111			364,740			381,204
Less: ACL	(34,237)			(34,433)			(31,459)
Total assets	$5,488,800			$5,255,546			$4,845,445
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$1,206,383	$—	—%	$1,083,357	$—	—%	$684,539	$—	—%
Interest checking	1,502,896	11,569	0.77%	1,297,695	2,512	0.19%	1,289,501	4,553	0.35%
Savings	760,264	343	0.05%	675,533	277	0.04%	536,014	303	0.06%
Money market	706,934	5,341	0.76%	706,474	2,075	0.29%	701,640	3,477	0.50%
Certificates of deposit	295,586	1,481	0.50%	333,352	1,782	0.53%	454,750	5,759	1.27%
Total deposits	4,472,063	18,734	0.42%	4,096,411	6,646	0.16%	3,666,444	14,092	0.38%
Borrowings:
Brokered deposits	130,455	1,571	1.20%	282,399	1,274	0.45%	242,951	1,452	0.60%
Customer repurchase agreements	215,761	1,103	0.51%	185,246	570	0.31%	205,890	1,314	0.64%
Subordinated debentures	44,331	2,140	4.83%	48,605	2,523	5.19%	59,228	3,512	5.93%
Other borrowings	80,100	1,546	1.93%	3,562	35	0.99%	58,601	523	0.89%
Total borrowings	470,647	6,360	1.35%	519,812	4,402	0.85%	566,670	6,801	1.20%
Total funding liabilities	4,942,710	25,094	0.51%	4,616,223	11,048	0.24%	4,233,114	20,893	0.49%
Other liabilities	78,845			96,598			108,707
Shareholders’ equity	467,245			542,725			503,624
Total liabilities & shareholders’ equity	$5,488,800			$5,255,546			$4,845,445
Net interest income (fully-taxable equivalent)		148,631			138,424			137,462
Less: fully-taxable equivalent adjustment		(937)			(988)			(1,155)
Net interest income		$147,694			$137,436			$136,307
Net interest rate spread (fully-taxable equivalent)			2.83%			2.83%			3.07%
Net interest margin (fully-taxable equivalent)			2.86%			2.84%			3.09%
Adjusted net interest margin (fully-taxable equivalent) (non-GAAP)			2.85%			2.87%			3.10%
(1)    Reported average balances are calculated on a daily basis.

(2)    Reported on a tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(3)    Non-accrual loans and loans held for sale are included in total average loans.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume. The (a) changes in volume (change in volume multiplied by prior year's rate), (b) changes in rates (change in rate multiplied by current year's volume), and (c) changes in rate/volume (change in rate multiplied by the change in volume), which is allocated to the change due to rate column.

	For the Year Ended December 31, 2022 vs. December 31, 2021				For the Year Ended December 31, 2021 vs. December 31, 2020
	Increase (Decrease) Due to:			Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume		Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(260)		$452	$192	$169	$(190)	$(21)
Investments – taxable	2,319		2,425	4,744	7,058	(6,938)	120
Investments – nontaxable	(134)		255	121	(208)	(111)	(319)
Commercial real estate	4,344		5,620	9,964	4,027	(3,942)	85
Commercial	2,100		1,435	3,535	(2,584)	(1,003)	(3,587)
SBA PPP	(7,688)		772	(6,916)	(1,505)	1,925	420
Municipal	(41)		(32)	(73)	52	(40)	12
Residential real estate	12,826		(1,880)	10,946	2,901	(5,036)	(2,135)
Consumer and home equity	(259)		1,999	1,740	(2,778)	(680)	(3,458)
Total interest income	13,207		11,046	24,253	7,132	(16,015)	(8,883)
Interest-bearing liabilities:
Interest checking	390		8,667	9,057	29	(2,070)	(2,041)
Savings	34		32	66	84	(110)	(26)
Money market	1		3,265	3,266	24	(1,426)	(1,402)
Certificates of deposit	(200)		(101)	(301)	(1,542)	(2,435)	(3,977)
Brokered deposits	(684)		981	297	237	(415)	(178)
Customer repurchase agreements	94		439	533	(132)	(612)	(744)
Subordinated debentures	(222)	-160	(161)	(383)	(630)	(359)	(989)
Other borrowings	758		753	1,511	(490)	2	(488)
Total interest expense	171		13,875	14,046	(2,420)	(7,425)	(9,845)
Net interest income (fully-taxable equivalent)	$13,036		$(2,829)	$10,207	$9,552	$(8,590)	$962

Net interest income included the following for the periods indicated:

	Income Statement Location	For the Year Ended December 31,
(In thousands)		2022	2021	2020
Loan fees(1)	Interest income	$261	$7,156	$5,648
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	281	689	1,220
Recoveries on previously charged-off acquired loans	Interest income	217	226	258
Total		$759	$8,071	$7,126
(1)    For the years ended 2022 and 2021, the Company recognized $1.2 million and $6.9 million of fees associated with SBA PPP loan originations.

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

As of the date of this Annual Report on Form 10-K, the FOMC increased the Federal Funds Effective Rate 25 basis points in February 2023 putting the target interest rate range at 4.50% - 4.75%, and has signaled additional interest rate hikes in 2023 may be necessary in an effort to continue to curb inflationary pressures and reach its long-term inflation target. The Company's interest rate risk position as of December 31, 2022 was liability sensitive and, as such, continued short-term interest rate hikes by the FOMC would likely result in lower net interest income as deposits and borrowings reprice at a faster pace than repricing of variable rate loans, and loan and investment prepayment speeds slow resulting in less cash flows to reinvest into higher yielding assets in current markets.

Subsequent to December 31, 2022, the Company executed four fixed-for-floating interest rate swaps for a total of $300.0 million of notional on a designated pool of fixed rate residential real estate loans. The derivative transaction was designated as a “fair value hedge” under ASC 815, and was done to limit the Company’s exposure to continued short-term rising interest rates in the near term. Refer to “—Risk Management—Interest Rate Risk” and Note 12 of the consolidated financial statements for further discussion.

Provision for Credit Losses

For the years ended 2022, 2021 and 2020, the Company has accounted for its provision for credit losses in accordance with ASU 2016-13, commonly referred to as the “CECL” standard. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for the Company's accounting and policies for the ACL.

The provision for credit losses was made up of the following components for the periods indicated:

	For the Year Ended December 31,			Change from 2022 to 2021
	2022	2021	2020	$	%
Provision (credit) for loan losses	$4,430	$(3,817)	$13,215	$8,247	(216)%
Provision for credit losses on off-balance sheet credit exposures	70	627	(797)	(557)	N.M.
Provision for credit losses	$4,500	$(3,190)	$12,418	$7,690	(241)%

Provision for loan losses. At the onset of the COVID-19 pandemic in 2020, we increased the Company's ACL on loans to account for the anticipated adverse impact of COVID-19 on our loan portfolio, based on the various macroeconomic data trends and various qualitative considerations. In 2021, we however, recorded a credit for loan losses of $3.8 million, which reflected better than expected macroeconomic times and minimal credit deterioration that allowed us to release a portion of the reserves we had established in 2020 for the pandemic. For the year ended 2022, we recorded provision for loan losses of $4.4 million due to strong loan growth of 17% during the year and a shift in the macroeconomic conditions and outlook as a fear of a recession in the near term grew as the FOMC aggressively raised short-term interest rates to curb inflation. Partially offsetting the need for provisions was continued strong asset quality across the Company’s loan portfolios with no immediate signs of deterioration, as highlighted by the following credit quality metrics: (i) net charge-offs of 0.02% of average loans for the year ended 2022, (ii) non-performing assets of 0.09% of total assets as of December 31, 2022, and (iii) and past due loans (30-89 days) of 0.06% of total loans as of December 31, 2022.

Provision for credit losses on off-balance credit exposures. At December 31, 2022, the ACL on off-balance sheet credit exposures was $3.3 million, as compared to $3.2 million as of December 31, 2021. The increase was driven by increased expected loss factor given the overall macroeconomic uncertainty between periods, partially offset by the decrease in unfunded commitments of $17.2 million between periods.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from 2022 to 2021
(Dollars in thousands)	2022	2021	2020	$	%
Debit card income	$13,340	$13,105	$10,420	$235	2%
Service charges on deposit accounts	7,587	6,626	6,697	961	15%
Income from fiduciary services	6,407	6,516	6,115	(109)	(2)%
Mortgage banking income, net	4,221	13,704	18,487	(9,483)	(69)%
Brokerage and insurance commissions	4,147	3,913	2,832	234	6%
Bank-owned life insurance	1,901	2,364	2,533	(463)	(20)%
Net loss on sale of securities	(912)	—	—	(912)	—
Other income	4,011	3,507	3,406	504	14%
Total non-interest income	$40,702	$49,735	$50,490	$(9,033)	(18)%
Non-interest income as a percentage of total revenues(1)	22%	27%	27%
(1)     Revenue is the sum of net interest income and non-interest income.

Mortgage banking income, net is generated through the sale of residential mortgage loans to secondary market investors and also includes income recognized upon the sale of residential mortgages in which we maintain the servicing rights creating a mortgage servicing asset, net of related amortization of the capitalized mortgage servicing asset. Our practice has been to sell the servicing rights for residential mortgages originated, except for certain third party relationships that require the Company to service the loan.

The decrease in mortgage banking income, net for the year ended 2022 compared to 2021, was driven by a 30% decrease in residential mortgage production between years as the shift in the interest rate environment in 2022 impacted purchase and refinance activity. Additionally, the Company sold 20% of its originated residential mortgage production in 2022, compared to 44% in 2021, which, again, reflects the shift in market dynamics between periods.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers, and the annual incentive bonus received from our network provider.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including overdraft and non-sufficient funds fees, normal fees for servicing deposit accounts, and cash management fees for business customers. Overdraft and non-sufficient fund fees totaled $5.3 million and $4.7 million for the years ended 2022 and 2021, respectively. Overdraft and non-sufficient fund fees for the year ended 2022 remained below pre-COVID-19 pandemic levels as customers continue to have elevated savings rates in comparison.

In the third quarter of 2022, the Company made certain non-sufficient funds and overdraft program changes to assist our customers and support their financial well-being. The changes are not expected to materially decrease revenues.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. Assets under management were $1.0 billion and $1.1 billion as of December 31, 2022 and 2021, respectively. The decrease in assets under management between periods was driven by overall portfolio performance during 2022, as seen across broader market indices for the year, and was partially offset by net inflows of cash and assets.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. The increase for the year ended 2022 over 2021 was driven by fees for brokerage and advisory services.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. The decrease in income for the year ended 2022 compared to 2021 was the result of the underlying investments in one of the Company's BOLI contracts dropping below its stable value wrapper and, thus, write downs totaling $387,000 were recognized in the third and fourth quarter of 2022. A further decrease in the market value of these underlying investments within this contract may result in lower BOLI income in future periods.

Net (loss) gain on sale of securities represents the realized (loss) gain upon sale of our debt investments. In 2022, we executed an investment portfolio restructure strategy to increase net interest income and improve our net interest margin. In doing so, we sold investments designated as AFS with a book value of $37.2 million and realized losses of $912,000, while simultaneously purchasing $32.8 million of new securities at current market rates.

We did not sell any investment securities during the years ended 2021 or 2020. Refer to “—Financial Condition—Investments,” and Note 2 of the consolidated financial statements for further discussion.

Other Income includes third party merchant and credit card commissions, customer loan swap fees and other miscellaneous fees and net gains on equity securities.

Non-Interest Expense
The following table sets forth information regarding non-interest expense for the periods indicated:

	For the Year Ended December 31,			Change from 2022 to 2021
(Dollars in thousands)	2022	2021	2020	$	%
Salaries and employee benefits	$62,019	$61,007	$57,938	$1,012	2%
Furniture, equipment and data processing	13,043	12,247	11,756	796	6%
Net occupancy costs	7,578	7,532	7,585	46	1%
Debit card expense	4,602	4,313	3,753	289	7%
Consulting and professional fees	4,073	3,691	3,833	382	10%
Regulatory assessments	2,338	2,074	1,450	264	13%
Amortization of core deposit intangible assets	625	655	682	(30)	(5)%
OREO and collection costs (recoveries), net	29	(101)	382	130	(129)%
Other expenses	12,542	12,302	12,604	240	2%
Total non-interest expense	$106,849	$103,720	$99,983	$3,129	3%
Ratio of non-interest expense to total revenues	56.72%	55.41%	53.52%
Efficiency ratio (non-GAAP)	56.16%	54.85%	52.56%

Salaries and employee benefits includes employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The increase for the year ended 2022 over 2021 was driven by the increase in wages and related taxes of 4% as we issued our normal annual merit increases in March 2022, partially offset by a decrease in bonuses and incentives of $1.4 million, based on annual performance-to-budget.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase for the year ended 2022 over 2021 was driven by continued investments in customer-facing technology platforms, internal systems and production platforms to drive increased productivity and efficiencies, and various information security and resiliency-related systems and enhancements.

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

Debit card expense is the cost incurred for the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. Debit card expense increased 7% in 2022 compared to 2021, while debit card income increased 2% over this same period. Many of the costs associated with debit card expense are fixed per unit.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. Regulatory assessment fees are based on a number of factors, not limited to, asset growth, regulator risk assessment and positive or negative trends specific to the financial institution. The increase for the year ended 2022 over 2021 was driven by the increase in quarterly FDIC assessments primarily due to asset growth. The FDIC has approved a 2 basis point increase in the assessment rate for all insured banks, effective January 1, 2023, that will result in an increase in the Company’s FDIC costs for 2023.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts for the Company's loans. Should asset quality metrics deteriorate in 2023, the associated costs with OREO, collection and foreclosure efforts would likely increase.

Amortization of core deposit intangible assets represents the amortization expense on core deposit intangible assets. Refer to “—Financial Condition—Goodwill and Core Deposit Intangible Assets,” and Note 4 of the consolidated financial statements for further details.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses; hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs; and other expenses.

Income Tax Expense

Income tax expense for the years ended 2022 and 2021 was $15.6 million and $17.6 million, respectively, which resulted in an effective income tax rate of 20.3% for each year. The state of Maine has a state tax rate for financial institutions lower than other states in the region in which we operate. As the Company’s lending and operating footprint continues to expand outside of Maine, it is anticipated that the Company’s effective tax rate will continue to increase.

The Company's effective income tax rate for the year ended 2022 of 20.3% was lower than our marginal tax rate of 22.8%, which includes our 21.0% federal income tax rate and 1.8% state income tax rate, net of federal tax benefit, primarily due to non-taxable interest income from municipal bonds and certain qualifying loans, non-taxable BOLI, and tax credits received on qualifying investments.

The Company's deferred tax assets were $50.2 million and $19.2 million at December 31, 2022 and 2021, respectively. The increase in deferred tax assets during 2022 was driven by an increase in unrealized losses on the AFS investments portfolio, including the investments transferred from AFS to HTM in June 2022. As of December 31, 2022, we have no need for, or intention to sell, any of these investment securities in an unrealized loss position and expect full recovery of the investment as the unrealized loss was the result of the significant increase in interest during 2022 and not a reflection of credit risk within the investment portfolio. Furthermore, while not anticipated as of December 31, 2022, should the Company realize a loss on these investments, as a financial institution the loss would be characterized as an ordinary loss for income tax purposes and not as a capital loss, and thus would not carry restrictions on use of any such loss. We continuously monitor and assess the need for a valuation allowance on our deferred tax assets, and we determined that no valuation allowance was necessary as of December 31, 2022 and 2021.

Refer to “—Financial Condition—Investments,” and Note 2 of the consolidated financial statements for further discussion of investments.

Refer to Note 19 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2021 Operating Results as Compared to 2020 Operating Results

Results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2021 annual report on Form 10-K filed with the SEC on March 11, 2022.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2022 were $75.4 million, compared to $220.6 million at December 31, 2021. Cash and cash equivalents balances decreased during 2022 as we redeployed cash to support the funding of loan growth of 17% during 2022. We continuously manage and monitor our cash levels to ensure compliance with applicable regulatory requirements.

In March 2020, the FRB reduced reserve requirement ratios to zero percent, effectively eliminating the cash reserve requirement for all depository institutions.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At December 31, 2022 and 2021, the Company’s investment portfolio generally consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value or amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost; and our mutual fund investments are designated as trading securities and are carried at fair value. At December 31, 2022 and 2021, total investments were 22% and 28% of total assets, respectively.

During the quarter ended June 30, 2022, we transferred 141 securities with a fair value of $520.3 million from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, a non-cash transaction. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. The weighted average life of the transferred securities as of the date of transfer was 8.8 years and the unrealized losses will be amortized over the remaining lives. At December 31, 2022, the net unrealized losses on the transferred securities reported within AOCI were $52.2 million, net of a deferred tax asset of $14.3 million and the weighted-average life on these securities was 8.8 years.

At December 31, 2022 and 2021, the Company's investments portfolio totaled $1.3 billion and $1.5 billion, respectively, representing a decrease of $264.3 million, or 17%, for the year ended December 31, 2022. The decrease was driven primarily by:
•Paydowns, calls and maturities of $174.5 million;
•Sales of AFS debt securities of $36.3 million; In 2022, we executed an investment portfolio restructure strategy to sell these securities and simultaneously purchase $32.8M of new securities to increase net interest income and improve our net interest margin.
•A net decrease in the fair value of the AFS debt securities portfolio of $99.6 million, driven primarily by rising interest rates during the year as economic policy tightened in an effort to curb inflationary pressures. As a result of rising interest rates, the 2-year U.S. Treasury increased 368 basis points and the 10-year U.S. Treasury increased 236 basis points to 4.41% and 3.88%, respectively, at December 31, 2022, causing bond prices to fall;
•A decrease of $66.4 million due to the unamortized unrealized losses on the AFS securities that were transferred to HTM in June of 2022;
•Partially offset by purchases of $138.4 million of debt securities during 2022, including the debt securities purchased as part of the Company’s investment restructuring discussed above. The weighted-average life of investments purchased during 2022 was 6.4 years.

Our AFS debt securities portfolio, which comprised 55% and 99% of our investment portfolio at December 31, 2022 and 2021, respectively, was carried at fair value using level 2 valuation techniques. Refer to Notes 1 and 21 of the consolidated financial statements for further details on the Company's fair value techniques.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, highly rated corporate and municipal bonds by nationally recognized rating agencies. At December 31, 2022 and 2021, the fair value of U.S. government and government-sponsored agencies represented approximately 88% and 91%, respectively, of the AFS and HTM debt securities portfolio. The fair value of corporate and municipal bonds carrying a credit rating of “AA” or higher at December 31, 2022 and 2021 was 6% and 6% , respectively, of the AFS and HTM debt securities

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2022 and 2021, our investment in FHLBB stock totaled $7.3 million and $4.9 million, respectively, and our investment in FRB stock was $5.4 million.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using level 1 valuation techniques.

The following table sets forth the carrying value of AFS and HTM debt securities along with the percentage distribution as of the dates indicated:

	December 31,
	2022		2021
(Dollars in thousands)	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
Trading Securities (carried at fair value):
Mutual funds	$3,990	—%	$4,428	—%
Total trading securities	3,990	—%	4,428	—%
AFS Debt Investments (carried at fair value):
Obligations of U.S. government-sponsored enterprises	—	—%	8,344	—%
Obligations of states and political subdivisions	49,226	4%	117,478	8%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	514,019	41%	1,000,257	66%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	109,347	9%	358,849	24%
Subordinated corporate bonds	23,283	2%	22,558	1%
Total AFS debt investments	695,875	56%	1,507,486	99%
HTM Debt Investments (carried at amortized cost):
Obligations of U.S. government-sponsored enterprises	7,457	1%	—	—%
Obligations of states and political subdivisions	55,978	4%	1,291	—%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	317,406	25%	—	—%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,069	12%	—	—%
Subordinated corporate bonds	20,673	1%	—	—%
Total HTM debt investments	546,583	43%	1,291	—%
Other Investments (carried at cost):
FHLBB stock	7,339	1%	4,906	—%
FRB stock	5,374	—%	5,374	—%
Total other investments	12,713	1%	10,280	1%
Total	$1,259,161	100%	$1,523,485	100%
The significant decrease in the AFS investments portfolio and increase in the HTM investments portfolio between December 31, 2021 and 2022 was the result of a designation transfer in 2022, refer to Note 2 of the consolidated financial statements for additional details of our transfer from AFS investments to HTM investments as of and for the year ended December 31, 2022.

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and review credit ratings. The overall mix of debt securities at December 31, 2022 compared to December 31, 2021 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2022 was 5.8 years, compared to 4.8 years at December 31, 2021. The change in market interest rates was the primary driver in the weighted average life of our debt securities portfolio from 4.8 years at December 31, 2021 to 5.8 years at December 31, 2022. We are currently using investment cash flows to support loan growth or pay-down borrowings, with limited reinvestment back into the investment portfolio.

The Company’s AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required in accordance with ASU 2016-13. As of and for the years ended December 31, 2022, 2021 and 2020, we did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for AFS investments as of and for the year ended December 31, 2022.

In accordance with ASU 2016-13, each reporting period our HTM debt securities are assessed to determine if an allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2022, 2021 and 2020, we did not record any allowances or write-down any of our HTM debt securities as of December 31, 2022. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for HTM investments as of and for the year ended December 31, 2022.

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity and the carrying value of other investments, for the periods indicated. Actual maturities of debt investments may differ from contractual maturities because borrowers may have the right to call or prepay.

					December 31,
					2022	2021
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Amortized Cost	Amortized Cost
Debt investments:
Obligations of U.S. government-sponsored enterprises	$—	$—	$7,457	$—	$7,457	$8,585
Obligations of states and political subdivisions	500	1,866	53,521	49,769	105,656	113,377
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	51	23,742	160,617	731,842	916,252	1,003,869
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	144	9,975	40,947	216,763	267,829	361,781
Subordinated corporate bonds	—	13,023	22,551	10,776	46,350	22,660
Total debt investments	$695	$48,606	$285,093	$1,009,150	$1,343,544	$1,510,272
Weighted-average yield on debt securities(1)	2.71	2.13%	3.23%	2.51%	2.65%	1.75%
Other investments(2):
Mutual funds (fair value)					$3,990	$4,428
FHLBB stock (cost)					7,339	4,906
FRB stock (cost)					5,374	5,374
Total other investments					$16,703	$14,708
(1) Weighted average is calculated by dividing the book value by the book value times tax yield.
(2)    There is no scheduled maturity date.

Loans

The Company provides loans primarily to customers located within our geographic market area. Our primary markets continue to be in Maine, making up 70% and 72% of our loan portfolio as of December 31, 2022 and 2021, respectively. Massachusetts and New Hampshire are our second and third largest markets, making up 15% and 14%, respectively, of our total loan portfolio as of December 31, 2022, compared to 9% and 13%, respectively, as of December 31, 2021. As of December 31, 2022, our distribution channels include 57 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and an online residential mortgage and small business digital loan platform.

At December 31, 2022 and 2021, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 34% and 28% of our total commercial real estate portfolio and 14% and 11% of total loans, respectively. At December 31, 2022, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The following table sets forth the composition of our loan portfolio at the dates indicated, as well as the change during 2022:

	December 31,
	2022		2021		Change
(Dollars in thousands)	$	% of Total Loan Portfolio	$	% of Total Loan Portfolio	$	%
Commercial real estate - non-owner-occupied	$1,292,443	32%	$1,178,185	34%	$114,258	10%
Commercial real estate - owner-occupied	332,494	8%	317,275	9%	15,219	5%
Commercial	429,499	11%	363,695	11%	65,804	18%
SBA PPP	632	—%	35,953	1%	(35,321)	(98)%
Residential real estate	1,700,266	42%	1,306,447	38%	393,819	30%
Consumer and home equity	255,019	6%	229,919	7%	25,100	11%
Total loans	$4,010,353	100%	$3,431,474	100%	$578,879	17%
Loan portfolio mix:
Commercial	2,055,068	51%	1,895,108	55%	159,960	8%
Retail	1,955,285	49%	1,536,366	45%	418,919	27%

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

At December 31, 2022 and 2021, 34% and 27% of the consumer loan portfolio was unsecured, respectively, and 47% of the home equity portfolio was secured by junior lien positions as of each date.

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 3 and Note 8 of the consolidated financial statements provide information on related party lending and deposit transactions, respectively. We have not entered into significant related party transactions.

Asset Quality

Asset quality is of the upmost importance to the Company, and continues to be of great focus given current and forecasted markets conditions. Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:

•The Credit Risk team, Collection and Special Assets team and the Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Compliance, and Commercial and Retail Banking. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.
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

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs, and property acquired through foreclosure or repossession. The following table sets forth the composition and amount of our non-performing loans as of the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial real estate - non-owner-occupied	$11	$51
Commercial real estate - owner-occupied	46	133
Commercial	715	829
SBA PPP	—	—
Residential real estate	1,733	2,107
Consumer and home equity	486	1,207
Total non-accrual loans	2,991	4,327
Accruing loans past due 90 days	—	—
Accruing TDRs (not included above)	2,114	2,392
Total non-performing loans	5,105	6,719
Other real estate owned	—	165
Total non-performing assets	$5,105	$6,884
Total loans, excluding loans held for sale	$4,010,353	$3,431,474
Total assets	$5,671,850	$5,500,356
ACL on loans	$36,922	$33,256
ACL on loans to non-accrual loans	1,234.44%	768.57%
Non-accrual loans to total loans	0.07%	0.13%
Non-performing loans to total loans	0.13%	0.20%
Non-performing assets to total assets	0.09%	0.13%

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current, all future principal and interest payments are reasonably assured, and a consistent repayment record, generally six consecutive payments, has been demonstrated. At that time, we may reclassify the loan to performing. For loans that qualify as TDRs, we will classify the interest collected as interest income once the aforementioned criteria for non-accrual loans is met and demonstrated. However, loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and (i) the loan is subsequently restructured and re-written in a new agreement at an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring, and (ii) there has been no principal forgiveness. In 2023 the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02") that will eliminate the TDR recognition and measurement guidance and now require the Company to evaluate if any modifications represent a new loan or continuation of an existing loan. The Company believes there will be no material updates to 2023 results from this adoption.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms (i.e., “foregone interest income”) and the interest income recognized on non-performing loans and performing TDRs for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Foregone interest income	$145	$256	$335
Interest income recognized on non-performing loans and performing TDRs	80	90	128

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to the financial condition of the borrowers or changes in collateral values, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2022, potential problem loans totaled $50,000.

Past Due Loans.  Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$267	$—
Commercial real estate - owner-occupied	55	47
Commercial	734	552
SBA PPP	67	—
Residential real estate	1,038	400
Consumer and home equity	391	509
Total loans 30-89 days past due	$2,552	$1,508
Total loans	$4,010,353	$3,431,474
Loans 30-89 days past due to total loans	0.06%	0.04%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
ACL on loans, beginning of period	$33,256	$37,865	$25,171
Impact of CECL adoption(1)	—	—	233
Provision (credit) for loan losses	4,430	(3,817)	13,215
Net charge-offs (recoveries)(2):
Commercial real estate	(5)	(9)	(17)
Commercial	663	579	558
SBA PPP	—	—	—
Residential real estate	66	(15)	(171)
Consumer and home equity	40	237	384
Total net charge-offs (recoveries)	764	792	754
ACL on loans, end of the period	$36,922	$33,256	$37,865
Components of ACL:
ACL on loans	$36,922	$33,256	$37,865
ACL on off-balance sheet credit exposures	3,265	3,195	2,568
ACL, end of period	$40,187	$36,451	$40,433
Total loans, excluding loans held for sale	$4,010,353	$3,431,474	$3,219,822
Average loans	$3,710,415	$3,299,313	$3,271,378
Net charge-offs to average loans	0.02%	0.02%	0.02%
Provision (credit) for loan losses to average loans	0.12%	(0.12)%	0.40%
ACL on loans to total loans	0.92%	0.97%	1.18%
(1)    Effective January 1, 2020, the Company adopted ASU 2016-13, commonly referred to as “CECL.” Refer to Note 1 of the consolidated financial statements for further details.
(2)    Additional information related to (credit) provision for loan losses and net (charge-offs) recoveries is presented in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2022
Commercial real estate	$—	$5	$(5)	$1,532,225	—%
Commercial	1,042	379	663	415,305	0.16%
SBA PPP	—	—	—	6,999	—%
Residential real estate	66	—	66	1,511,985	—%
Consumer and home equity	134	94	40	243,901	0.02%
Total	$1,242	$478	$764	$3,710,415	0.02%
2021:
Commercial real estate	$—	$9	$(9)	$1,412,884	—%
Commercial	799	220	579	361,256	0.16%
SBA PPP	—	—	—	118,414	—%
Residential real estate	92	107	(15)	1,156,698	—%
Consumer and home equity	273	36	237	250,061	0.09%
Total	$1,164	$372	$792	$3,299,313	0.02%
2020:
Commercial real estate	$103	$120	$(17)	$1,310,160	—%
Commercial	1,130	572	558	417,160	0.13%
SBA PPP	—	—	—	146,918	—%
Residential real estate	121	292	(171)	1,085,064	(0.02)%
Consumer and home equity	484	100	384	312,076	0.12%
Total	$1,838	$1,084	$754	$3,271,378	0.02%

The following table sets forth information concerning the allocation of the ACL on loans by loan categories at the dates indicated:

	December 31,
	2022		2021
(Dollars in thousands)	ACL on Loans	Percent of Loans in Each Category to Total Loans	ACL on Loans	Percent of Loans in Each Category to Total Loans
Commercial real estate - non-owner-occupied	$17,296	32%	$18,834	34%
Commercial real estate - owner-occupied	2,362	8%	2,539	9%
Commercial	5,445	11%	4,183	11%
SBA PPP	1	—%	19	1%
Residential real estate	9,089	42%	6,133	38%
Consumer and home equity	2,729	6%	1,548	7%
Total	$36,922	100%	$33,256	100%

There was no ACL on AFS or HTM debt securities as of December 31, 2022 or 2021.

Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further details of our CECL model macroeconomic factors (i.e. loss drivers), and refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ACL, as well as factors driving the change in the ACL on loans at December 31, 2022 compared to December 31, 2021.

Goodwill and Core Deposit Intangible Assets

Upon completion of an acquisition the Company will likely generate goodwill and other intangible assets. Goodwill represents the price paid in excess of the fair value of acquired assets and liabilities. Through the acquisition of other financial institutions, core deposit intangible assets are recognized at the estimated fair value of the acquired non-maturity deposit customer relationships. Goodwill is reviewed for impairment as of November 30th annually, or more frequently as determined by management, and core deposit intangible assets are reviewed when a triggering event suggests such a review necessary.

At December 31, 2022 and 2021, goodwill totaled $94.7 million. Through our annual impairment analysis performed as of November 30, 2022, we determined goodwill was not impaired. Refer to “—Critical Accounting Policies” and Note 4 of the consolidated financial statements for further details of the testing performed.

At December 31, 2022 and 2021, core deposit intangible assets totaled $1.6 million and $2.2 million, respectively, and related amortization was $625,000, $655,000, and $682,000 for the years ended 2022, 2021 and 2020, respectively. There were no indications of potential risk of impairment of core deposit intangible assets for any of the aforementioned years.

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $99.1 million and $97.2 million at December 31, 2022 and 2021, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. Currently we have on stable value account that is subject to a wrapper and approximately 10% of the portfolio while the remaining amounts are in general accounts. To mitigate this risk, annual financial condition reviews are completed on all carriers and limit each carrier to only 10% of the portfolio. BOLI is invested in the “general account” of quality insurance companies or in separate account products, 94% of our balances are with insurance carriers that had an A.M. Best rating of “B++” or better at December 31, 2022.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our geographic market area. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System. Total deposits at December 31, 2022 were $4.8 billion, which included brokered deposits of $181.3 million. Total deposits at December 31, 2022 increased $219.0 million, or 5%, over December 31, 2021. The increase was primarily within core deposits (non-GAAP), which grew $254.5 million, or 6%, over this period, primarily due to the sharp rise in short term interest rates. Over the same period, CDs decreased $9.2 million, or 3%.

At December 31, 2022, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 as of December 31, 2022 and 2021, were $2.0 billion and $1.3 billion, respectively. The Company has pledged certain securities as collateral covering certain deposits in the amount of $378.1 million and $347.0 million at December 31, 2022 and 2021, respectively.

The portion of CDs that exceeded the FDIC deposit insurance limit of $250,000, at December 31, 2022 was $84.5 million. At December 31, 2022, the Company does not have CDs that are otherwise uninsured.

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

At December 31, 2022, short-term borrowings were $265.2 million, representing an increase of $53.6 million, or 25%, since December 31, 2021. Short-term FHLBB borrowings were used as additional funding to supplement strong asset growth during 2022, primarily the result of loan growth.

At December 31, 2022 and 2021, the Company did not have any long-term borrowings, except for junior subordinated debentures totaling $44.3 million.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2022	2021	2020
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$18,725	$—	$—
Average daily balance outstanding	52,908	297	7,545
Maximum balance outstanding at any month end	102,225	—	10,725
Weighted average interest rate for the year	2.43%	0.40%	1.37%
Weighted average interest rate at end of year	4.38%	—%	—%
FHLBB advances (less than one year):
Balance outstanding at end of year	$50,000	$—	$—
Average daily balance outstanding	27,192	—	27,381
Maximum balance outstanding at any month end	50,000	—	50,000
Weighted average interest rate for the year	2.94%	—%	0.59%
Weighted average interest rate at end of year	4.93%	—%	—%
Customer repurchase agreements:
Balance outstanding at end of year	$196,451	$211,608	$162,439
Average daily balance outstanding	215,761	185,246	205,890
Maximum balance outstanding at any month end	268,876	217,320	265,997
Weighted average interest rate for the year	0.51%	0.31%	0.64%
Weighted average interest rate at end of year	1.00%	0.25%	0.34%

Junior Subordinated Debentures. In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and had outstanding at December 31, 2022 and 2021, junior subordinated debentures totaling $44.3 million.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.8 billion and $1.4 billion at December 31, 2022 and 2021, respectively. The carrying value of securities pledged as collateral at the FHLBB was $22,000 and $26,000 at December 31, 2022 and 2021, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2022 was $451.3 million, which was a decrease of $90.0 million, or 17%, since December 31, 2021. The decrease was primarily driven by the following:(1) a decrease in the fair value of the Company's AFS debt securities of $130.4 million, net of tax; (2) dividends declared of $23.7 million for the year ended 2022; and (3) repurchase of 225,245 shares of the Company's common stock for a total cost of $10.2 million, partially offset by the normal operating activities, including net income of $61.4 for the year ended 2022.

At December 31, 2022 and 2021, the Company and the Bank exceeded all regulatory capital guidelines, and, specifically, the Bank met the capital ratios necessary to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or the Bank's capital that occurred subsequent to December 31, 2022 that would change the Company or Bank's regulatory capital categorization.

In January 2023, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2022. This program replaces the 2022 program and will continue until the earlier of: (1) authorized number of shares are repurchased, (2) the Company's Board of Directors terminates the program or (3) January 3, 2024. (12 months from the announcement of the new program). Purchases under the new program may be made at the Company's discretion from time to time in the open market, through block trades or otherwise, and in privately negotiated transactions, subject to market conditions and other factors, and in accordance with applicable legal and regulatory requirements.

Refer to “—Capital Resources” and Note 14 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the periods indicated:

	As of and For the Year Ended December 31,
	2022	2021	2020
Financial Ratios
Average equity to average assets	8.51%	10.33%	10.39%
Common equity ratio	7.96%	9.84%	10.81%
Tangible common equity ratio (non-GAAP)	6.37%	8.22%	8.99%
Dividend payout ratio	38.76%	32.03%	33.33%
Per Share Data
Book value per share	$30.98	$36.72	$35.50
Tangible book value per share (non-GAAP)	$24.37	$30.15	$28.96
Dividends declared per share	$1.62	$1.48	$1.32

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2022 and 2021, the Company's liquidity level exceeded its target. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

We believe that our level of liquidity is sufficient to meet current and future funding requirements; however, changes in economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. For 2022, total deposits were $4.8 billion, an increase of 5% over December 31, 2021. Total deposit growth during 2022 was driven by growth in core deposits (which exclude CDs and brokered deposits) (non-GAAP) of $254.5 million, or 6%. Included within money market deposits for 2022 and 2021 were $73.5 million and $63.9 million, respectively, of deposits from Camden National Wealth Management, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs as of December 31, 2022:

(In thousands)	CDs
1 year or less	$206,621
> 1 year	93,830
Total	$300,451
Brokered deposits totaled $181.2 million at December 31, 2022, and consisted of $98.9 million of brokered CDs and $82.3 million of brokered money market accounts. All $98.9 million of the CDs will mature during 2023.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are with the FHLBB and customer repurchase agreements, but may also include alternative sources such as various forms of subordinated debentures. For the year ended 2022, total borrowings increased $53.6 million, or 21%, to $309.5 million compared to the same period last year. Our practice is to secure borrowings from the FHLBB with qualified commercial and residential real estate loans, home equity loans and certain investment securities. At December 31, 2022, total borrowing capacity was $710.8 million. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we also have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $50.0 million, and with the FRB Discount Window of $42.4 million as of December 31, 2022. Additionally, the Company also has a $10.0 million line of credit with a correspondent bank that matures on December 15, 2023. We also believe that we have additional untapped access to the brokered deposit market and wholesale reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of December 31, 2022:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$68,725	$196,451	$—	$265,176
> 1 year	—	—	44,331	44,331
Total	$68,725	$196,451	$44,331	$309,507

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of December 31, 2022, qualifying loans with a book value of $1.6 billion were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	December 31, 2022
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$17,913	$173,259	$592,000	$2,096	$785,268	20%
Commercial	9,106	99,097	89,664	446	198,313	5%
Residential real estate	305	10,006	175,713	1,164,477	1,350,501	34%
Consumer and home equity	2,926	11,993	23,454	168,034	206,407	5%
Total fixed rate	30,250	294,355	880,831	1,335,053	2,540,489	63%
Variable Rate:
Commercial real estate(2)	4,777	181,387	396,632	256,873	839,669	21%
Commercial	50,712	111,411	59,211	10,484	231,818	6%
Residential real estate	31	929	39,898	308,908	349,766	9%
Consumer and home equity	316	2,489	11,340	34,466	48,611	1%
Total variable rate	55,836	296,216	507,081	610,731	1,469,864	37%
Total loans	$86,086	$590,571	$1,387,912	$1,945,784	$4,010,353	100%
(1) Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
(2)    Commercial real estate loans includes non-owner-occupied and owner-occupied properties.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential mortgage loans to the secondary market. For the year ended 2022, we sold 20%, or $152.7 million, of our residential mortgage loan originations to the secondary market, which was down from 44%, or $471.5 million, for 2021.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 resulted in slowing cash flows. As of December 31, 2022 and 2021, the Company's MBS and CMO debt securities portfolio totaled 87% and 90%, respectively, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. As of December 31, 2022 and 2021, $277.0 million and $867.4 million, or 40% and 58%, respectively, were designated as AFS and not pledged as collateral. As of December 31, 2022 and 2021, $210.0 million and $0, or 38% and 0%, respectively, were designated as HTM and not pledged as collateral.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of December 31, 2022:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$105,514
> 1 year	1,197,639
Total	$1,303,153
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the year ended 2022, the Company reported $61.4 million of net income, paid cash dividends of $23.5 million to shareholders and repurchased shares of its common stock for $10.2 million.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may differ materially from that estimated and disclosed within the table below. At December 31, 2022, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
(In thousands)		1 Year or Less	> 1 Year
Operating leases	$13,498	$1,380	$12,118
Finance leases	7,122	311	6,811
Other contractual obligations	6,390	6,390	—
Total	$27,010	$8,081	$18,929

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $451.3 million and $541.3 million at December 31, 2022 and December 31, 2021, respectively, which amounted to 8% and 10% of total assets, respectively. Refer to “—Financial Condition—Shareholders' Equity” for discussion regarding changes in shareholders' equity since December 31, 2021.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $23.7 million, or $1.62 per share, $22.1 million, or $1.48 per share, and $19.8 million, or $1.32 per share, for the years ended 2022, 2021 and 2020, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the years ended 2022, 2021, and 2020, the Bank declared dividends payable to the Company in the amount of $31.7 million, $41.7 million, and $39.4 million, respectively. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's retained net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 14 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2022 and 2021, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as “well capitalized” under prompt corrective action provisions.

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

During 2020 and 2021, the spread of the COVID-19 pandemic increased many of the risks that we faced, including our credit, operational, vendor and third party, and technology risks. Over the course of 2022, the Company largely experienced a return to a pre-pandemic environment, and experienced minimal business or operational disruption related to the pandemic. During 2022, the Company reevaluated its “return-to-office” strategy that was implemented late in 2021 and determined to continue to operate under such strategy, which requires certain employees to work from the Company’s offices full-time, and permits others employees to work through a hybrid model (i.e., work from home part-time and from one of the Company's physical locations part-time) or to work remotely full-time. As of December 31, 2022, approximately 55% of the Company’s non-branch employees were working under a hybrid or remote arrangement. The Company continues to monitor, evaluate and address risks that may arise in connection with hybrid and remote work arrangements, such as potential cybersecurity risks, as described in more detail below.

The Company is, and may become, subject to other risks. Refer to Item 1A. Risk Factors for further description of the Company's material risks.

Credit Risk. Credit risk is the current and prospective risk to earnings or capital arising from an obligor's failure to meet the terms of any contract with the Company or otherwise to perform as agreed. It is found in all activities in which success depends on counterparty, issuer or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements, whether reflected on or off the Company's balance sheet. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding credit risk and the credit quality of the Company’s loan portfolio, refer to “—Financial Condition—Asset Quality,” and Note 3 of the consolidated financial statements.

Liquidity Risk. Liquidity risk is the current and prospective risk to earnings or capital arising from the Company’s inability to meet its obligations when they come due, without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. For further discussion regarding the Company's management of liquidity risk, refer to the “—Liquidity” section.

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

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. At December 31, 2022, client assets under management by Camden National Wealth Management were $1.0 billion. It is estimated that a 1% increase or decrease in client assets under management would have resulted in an annualized increase or decrease in reported 2022 income from fiduciary services of $63,000.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to internal ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth or change in composition, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of December 31, 2021 and 2020 as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of December 31, 2022, 2021 and 2020, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth or change in composition, and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2022	2021	2020
Year 1
+200 basis points	(3.93)%	0.80%	1.52%
-100 basis points	N/A	(1.32)%	(0.67)%
-200 basis points	3.06%	N/A	N/A
Year 2
+200 basis points	8.78%	5.63%	7.72%
-100 basis points	N/A	(10.46)%	(7.78)%
-200 basis points	11.57%	N/A	N/A

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

Based upon the net interest income simulation models, the Company expects that liabilities will reprice faster than assets as market rates rise over the first year and result in lower net interest income, or conversely, net interest income would increase should market rates decline over this period. When compared to current net interest income levels, net interest income is expected to increase in year two of the net interest income simulation models in both the rising and declining rate scenarios.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2022, we had interest rate swap agreements with a total notional of $43.0 million related to our junior subordinated debentures, $100.0 million of notional interest swap agreements on variable rate loans to mitigate exposure to falling interest rates, $50.0 million of notional interest rate swap agreements on variable rate deposits to mitigate exposure to rising rates, $50.0 million of notional interest rate swap agreements on short term funding to mitigate exposure to rising rates, which is scheduled to mature in March 2023, and $281.9 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. In the first quarter of 2023, we entered into interest rate swaps to hedge fixed-rate residential mortgages using the

“portfolio layer” method. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 12 of the consolidated financial statements for further discussion of our derivatives instruments.

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates, including SOFR. The working group has identified its products that utilize LIBOR and has implemented fallback language to facilitate the transition to alternative rates. The Company is also currently assessing the applicability and scope of the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and its implementing regulations, which were finalized in December 2022. The LIBOR Act and its implementing regulations establish a process for replacing LIBOR on existing LIBOR contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate with a benchmark replacement based on SOFR. As of December 31, 2022, the Company has no LIBOR-based deposits.

Capital Risk. Capital risk is the risk that an investor may lose all or part of the principal amount invested. The Company faces this risk as it manages its balance sheet and has investments or loans that may lose all or part of the principal amount the Company has invested, which can have an impact on shareholders' equity. The Company also faces capital risk in that the entity may lose value on components of its shareholders' equity. The regulatory environment mandates the Company and Bank maintain certain levels of capital. These capital levels can change based upon regulatory changes, which can then impact what the Company is able to accomplish from a strategic perspective. For further discussion regarding capital risk and management of this risk, refer to “—Capital Resources,” and Note 14 of the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2022	2021
ASSETS
Cash and due from banks	$50,566	$38,902
Interest-bearing deposits in other banks (including restricted cash)	24,861	181,723
Total cash, cash equivalents and restricted cash	75,427	220,625
Investments:
Trading securities	3,990	4,428
Available-for-sale securities, at fair value (amortized cost of $796,960 and $1,508,981, respectively)	695,875	1,507,486
Held-to-maturity securities, at amortized cost (fair value of $506,193 and $1,380, respectively)	546,583	1,291
Other investments	12,713	10,280
Total investments	1,259,161	1,523,485
Loans held for sale, at fair value (book value of $5,259 and $5,786, respectively)	5,197	5,815
Loans	4,010,353	3,431,474
Less: allowance for credit losses on loans	(36,922)	(33,256)
Net loans	3,973,431	3,398,218
Goodwill	94,697	94,697
Core deposit intangible assets	1,563	2,188
Bank-owned life insurance	99,142	97,241
Premises and equipment, net	36,022	37,775
Deferred tax assets	50,217	19,210
Other assets	76,993	101,102
Total assets	$5,671,850	$5,500,356
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,141,753	$1,279,565
Interest checking	1,763,850	1,351,736
Savings and money market	1,439,622	1,459,472
Certificates of deposit	300,451	309,648
Brokered deposits	181,253	208,468
Total deposits	4,826,929	4,608,889
Short-term borrowings	265,176	211,608
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	84,136	94,234
Total liabilities	5,220,572	4,959,062
Commitments and contingencies (Note 11)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,567,325 and 14,739,956 on December 31, 2022 and 2021, respectively	115,069	123,111
Retained earnings	462,164	424,412
Accumulated other comprehensive loss	(125,955)	(6,229)
Total shareholders’ equity	451,278	541,294
Total liabilities and shareholders’ equity	$5,671,850	$5,500,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2022	2021	2020
Interest Income
Interest and fees on loans	$144,709	$125,437	$134,000
Taxable interest on investments	23,339	18,869	18,399
Nontaxable interest on investments	3,096	3,001	3,253
Dividend income	531	412	655
Other interest income	1,113	765	893
Total interest income	172,788	148,484	157,200
Interest Expense
Interest on deposits	20,305	7,920	15,544
Interest on borrowings	2,649	605	1,837
Interest on subordinated debentures	2,140	2,523	3,512
Total interest expense	25,094	11,048	20,893
Net interest income	147,694	137,436	136,307
Provision (credit) for credit losses	4,500	(3,190)	12,418
Net interest income after provision (credit) for credit losses	143,194	140,626	123,889
Non-Interest Income
Debit card income	13,340	13,105	10,420
Service charges on deposit accounts	7,587	6,626	6,697
Income from fiduciary services	6,407	6,516	6,115
Mortgage banking income, net	4,221	13,704	18,487
Brokerage and insurance commissions	4,147	3,913	2,832
Bank-owned life insurance	1,901	2,364	2,533
Net loss on sale of securities	(912)	—	—
Other income	4,011	3,507	3,406
Total non-interest income	40,702	49,735	50,490
Non-Interest Expense
Salaries and employee benefits	62,019	61,007	57,938
Furniture, equipment and data processing	13,043	12,247	11,756
Net occupancy costs	7,578	7,532	7,585
Debit card expense	4,602	4,313	3,753
Consulting and professional fees	4,073	3,691	3,833
Regulatory assessments	2,338	2,074	1,450
Amortization of core deposit intangible assets	625	655	682
Other real estate owned and collection costs (recoveries), net	29	(101)	382
Other expenses	12,542	12,302	12,604
Total non-interest expense	106,849	103,720	99,983
Income before income tax expense	77,047	86,641	74,396
Income Tax Expense	15,608	17,627	14,910
Net income	$61,439	$69,014	$59,486
Per Share Data
Basic earnings per share	$4.18	$4.62	$3.96
Diluted earnings per share	$4.17	$4.60	$3.95
Cash dividends declared per share	$1.62	$1.48	$1.32
Weighted average number of common shares outstanding	14,644,170	14,903,855	14,985,235
Diluted weighted average number of common shares outstanding	14,701,010	14,971,578	15,023,767

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Net Income	$61,439	$69,014	$59,486
Other comprehensive (loss) income:
Net change in unrealized (loss) on debt securities, net of tax	(130,366)	(30,483)	26,060
Net change in unrealized gain on cash flow hedging derivatives, net of tax	7,670	2,847	1,422
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	2,970	667	(474)
Other comprehensive (loss) income	(119,726)	(26,969)	27,008
Comprehensive (Loss) Income	$(58,287)	$42,045	$86,494

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2019	15,144,719	$139,103	$340,580	$(6,268)	$473,415
Cumulative-effect adjustment— ASU 2016-13 (Note 1)	—	—	(2,809)	—	(2,809)
Net income	—	—	59,486	—	59,486
Other comprehensive income, net of tax	—	—	—	27,008	27,008
Stock-based compensation expense	—	1,785	—	—	1,785
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	38,732	(116)	—	—	(116)
Common stock repurchased	(274,354)	(9,700)	—	—	(9,700)
Cash dividends declared ($1.32 per share)	—	—	(19,755)	—	(19,755)
Balance at December 31, 2020	14,909,097	131,072	377,502	20,740	529,314
Net income	—	—	69,014	—	69,014
Other comprehensive loss, net of tax	—	—	—	(26,969)	(26,969)
Stock-based compensation expense	—	2,381	—	—	2,381
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	48,790	(263)	—	—	(263)
Common stock repurchased	(217,931)	(10,079)	—	—	(10,079)
Cash dividends declared ($1.48 per share)	—	—	(22,104)	—	(22,104)
Balance at December 31, 2021	14,739,956	123,111	424,412	(6,229)	541,294
Net income	—	—	61,439	—	61,439
Other comprehensive loss, net of tax	—	—	—	(119,726)	(119,726)
Stock-based compensation expense	—	2,553	—	—	2,553
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	52,614	(355)	—	—	(355)
Common stock repurchased	(225,245)	(10,240)	—	—	(10,240)
Cash dividends declared ($1.62 per share)	—	—	(23,687)	—	(23,687)
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating Activities
Net income	$61,439	$69,014	$59,486
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(152,170)	(436,740)	(654,097)
Proceeds from the sale of mortgage loans	156,100	484,718	640,841
Gain on sale of mortgage loans, net of origination costs	(3,403)	(13,265)	(15,328)
Provision (credit) for credit losses	4,500	(3,190)	12,418
Depreciation and amortization expense	3,490	3,708	3,828
Investment securities amortization and accretion, net	3,831	6,722	4,803
Stock-based compensation expense	2,553	2,381	1,785
Amortization of core deposit intangible assets	625	655	682
Purchase accounting accretion, net	(280)	(699)	(1,304)
Net decrease (increase) in derivative collateral posted	31,830	26,700	(26,540)
Net gain on sale of premises	(204)	—	—
Net loss (gain) on sale of investment securities	912	—	—
Deferred income tax expense (benefit)	1,785	(637)	(1,761)
(Increase) decrease in other assets	(4,063)	3,306	(9,151)
(Decrease) increase in other liabilities	(1,762)	43	2,568
Net cash provided by operating activities	105,183	142,716	18,230
Investing Activities
Proceeds from sales, calls and maturities of available-for-sale debt securities	210,777	321,625	264,124
Purchase of available-for-sale debt securities	(95,421)	(758,847)	(433,418)
Proceeds from maturities of held-to-maturity securities	22,896	—	—
Purchase of held-to-maturity securities	(42,748)	—	—
Net increase in loans	(579,363)	(211,745)	(124,488)
Purchase of Federal Home Loan Bank stock	(43,928)	(68)	(9,231)
Proceeds from sale of Federal Home Loan Bank	41,495	1,329	9,665
Purchase of premises and equipment	(2,183)	(1,852)	(2,926)
Proceeds from the sale of premises	466	—	—
Proceeds from other investments	—	—	1,712
Proceeds from sale of other real estate owned	287	465	110
Net cash used in investing activities	(487,722)	(649,093)	(294,452)
Financing Activities
Net increase in deposits	218,040	603,645	467,519
Net proceeds from (repayments of) borrowings less than 90 days	53,568	49,169	(106,370)
Proceeds from Federal Home Loan Bank long-term advances	—	—	25,000
Repayments of Federal Home Loan Bank long-term advances	—	(25,000)	(10,000)
Repayment of subordinated debt	—	(15,000)	—
Common stock repurchases	(10,240)	(10,090)	(9,689)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(355)	(263)	(116)
Cash dividends paid on common stock	(23,512)	(21,081)	(19,842)
Finance lease payments	(160)	(152)	(142)
Net cash provided by financing activities	237,341	581,228	346,360
Net (decrease) increase in cash, cash equivalents and restricted cash	(145,198)	74,851	70,138
Cash, cash equivalents and restricted cash at beginning of year	220,625	145,774	75,636
Cash, cash equivalents and restricted cash at end of year	$75,427	$220,625	$145,774
Supplemental information
Transfer from available-for-sale securities to held-to-maturity securities (Note 2)	$520,335	$—	$—
Interest paid	24,547	11,192	21,505
Income taxes paid	13,237	18,502	15,660
Cash dividends declared, not paid	6,134	5,959	4,936
Transfer from premises to other real estate owned	—	204	24
Transfer from loans to other real estate owned	—	—	236
Unsettled common stock repurchase	—	—	11
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

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
AOCI:	Accumulated other comprehensive income (loss)	HTM:	Held-to-maturity
ASC:	Accounting Standards Codification	IRS:	Internal Revenue Service
ASU:	Accounting Standards Update	LGD:	Loss given default
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LIBOR:	London Interbank Offered Rate
BOLI:	Bank-owned life insurance	LTIP:	Long-Term Performance Share Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CD:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	ROU:	Right-of-use
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLBB:	Federal Home Loan Bank of Boston	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLMC:	Federal Home Loan Mortgage Corporation	SERP:	Supplemental executive retirement plans
FNMA:	Federal National Mortgage Association	SOFR:	Secured Overnight Financing Rate
FOMC:	Federal Open Market Committee	TDR:	Troubled-debt restructured loan
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRBB:	Federal Reserve Bank of Boston	U.S.:	United States of America

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and the Bank (which includes the consolidated accounts of HPFC and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Reclassifications.  Certain reclassifications     have been made to prior year amounts, without impact to net income or total shareholders' equity, to conform to the current year's presentation.

Use of Estimates.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, such as the ACL, including the allowance for loan losses, off-balance sheet credit exposures, and AFS and HTM debt securities; the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets; accounting for income taxes; and postretirement benefits.

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2022 for potential recognition or disclosure as required by GAAP and have been disclosed in Note 12.

Significant Concentration of Credit Risk. The Company makes loans primarily to customers in Maine, Massachusetts and New Hampshire. Although it has a diversified loan portfolio, a large portion of the Company's loans are secured by commercial or residential real estate and are subject to real estate market volatility within these states. Furthermore, the debtors' ability to honor their contracts is highly dependent upon other economic factors throughout Maine, Massachusetts and New Hampshire. The Company does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Refer to Note 3 for further discussion of credit concentrations.

Cash, Cash Equivalents and Restricted Cash.  For the purpose of reporting, cash and cash equivalents consist of cash on hand and amounts due from banks. In March 2020, the FRB reduced its reserve requirement ratios to 0%, effectively eliminating cash reserve requirements for all depository institutions.

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

ACL on (or Write-off of) AFS Debt Securities. Management assesses its AFS debt securities in an unrealized loss position for the following: (i) whether it intends to sell the security, or (ii) it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income. For AFS debt securities that do not meet either of the two criteria, management evaluates whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the following: (i) the extent to which fair value is less than amortized cost, (ii) credit rating of the security, (iii) macroeconomic trends of the industry specific to the security, and (iv) any other adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on AFS debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. When assessing an AFS debt security for credit loss, securities with identical CUSIPs are pooled together to assess for impairment using the average cost basis. Any impairment that has not been recorded through an allowance is recognized in AOCI.

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

As of December 31, 2022 and 2021, there was no allowance carried on the Company's AFS debt securities nor were there any permanent write-offs for the years ended December 31, 2022, 2021, or 2020. Refer to Note 2 of the consolidated financial statements for further discussion.

ACL on (or Write-off of) HTM Debt Securities. The Company estimates expected credit losses on its HTM debt securities and carry an allowance for such. Management measures expected credit losses on HTM debt securities on a collective basis by major security types that share similar risk characteristics, which may include, but is not limited to, credit ratings, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry, and vintage.

The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Under ASU 2016-13 the Company has the ability to exclude certain securities when the historical credit loss information, adjusted for current conditions and forecasts, resulting in zero risk of nonpayment of the amortized cost basis of the security. The Company has evaluated and determined zero risk of nonpayment on all securities guaranteed by the U.S government agencies. Given the rarity of municipal and corporate bond defaults and losses, the Company will utilize external third party loss forecast models as the sole source of municipal and corporate bond default and loss rates. As with the loan portfolio, cash flows are modeled over a reasonable and supportable forecast period and then revert to the long-term average economic conditions on a straight line basis. Management may exercise discretion to make adjustments based on various qualitative factors.

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

As of December 31, 2022 and 2021, there was no allowance carried on the Company’s HTM debt securities nor were there any permanent write-offs for the years ended December 31, 2022, 2021, or 2020. Refer to Note 2 of the consolidated financial statements for further discussion.

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

Loans Held for Investment and Acquired Loans.  Loans held for investment are reported at amortized cost, adjusted for any partial charge-offs and net of any deferred loan fees or costs. Interest income is accrued based upon the daily principal amount outstanding, except for loans on non-accrual status. Loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income.

Loans acquired through a business or asset purchase are reported at fair value, as of acquisition date. Interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income.

A loan is classified as non-accrual generally when it becomes 90 days past due as to interest or principal payments, or sooner if management considers such action to be prudent. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the loan is considered delinquent and the amortization of any unamortized net deferred origination loan fees/costs stops. Interest payments received on non-accrual loans are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Should a loan transition from non-accrual to accrual, the unrecognized interest earned during the period the loan was on non-accrual and unamortized deferred origination fees and costs are recognized over the remaining contractual life of the loan using the level-yield method.

ACL on Loans. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended; effective January 1, 2020, using a modified-prospective approach. Upon adoption, the Company recorded a cumulative-effect adjustment of $2.8 million reducing retained earnings, with a corresponding adjustment of $233,000 increasing the ACL on loans, an adjustment of $3.3 million increasing other liabilities for the ACL on off-balance sheet credit exposures, and an adjustment of $769,000 increasing deferred tax assets.

The ACL on loans is based on the amortized cost basis of a loan, which is comprised of the unpaid principal balance of the loan, net deferred loan fees (costs), acquired premium (discount), and any write-downs previously taken on the loan.

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

Loans past due 30 days or more are considered delinquent. In general, secured loans that are delinquent for 90 consecutive days are placed on non-accrual status and may be subject to individual loss assessment in accordance with established internal policy. In general, unsecured loans that are delinquent for 90 consecutive days are charged-off.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a TDR, with the exception of loan modifications or concessions resulting directly from the effects of the COVID-19 pandemic during 2020 and 2021 that were granted to customers who were otherwise in current payment status at the time of the modification or concession.

The ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics (i.e. “segments”). The Company utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment or it does not have default and loss data that covers a full economic cycle.

As of December 31, 2022 and 2021, the primary macroeconomic drivers used within the discounted cash flow model included forecasts of Maine Unemployment, changes in Maine and National GDP, and changes in the Maine Housing Price Index. Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter) to determine if or that they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but is not limited to, the Federal Open Market Committee forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company’s reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of December 31, 2022 and 2021.

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

The ACL on loans evaluation may also consider various qualitative factors, such as: (i) actual or expected changes in economic trends and conditions, (ii) changes in the value of underlying collateral for loans, (iii) changes to lending policies, underwriting standards and/or management personnel performing such functions, (iv) delinquency and other credit quality trends, (v) credit risk concentrations, if any, (vi) changes to the nature of the Company's business impacting the loan portfolio, (vii) and other external factors, that may include, but are not limited to, results of internal loan reviews, examinations by bank regulatory agencies, or other such events such as a natural disaster.

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

Accrued Interest. Accrued interest receivable balances are presented within other assets on the consolidated statements of condition, and excluded from the measurement of the ACL, including investments and loans. Accrued interest receivable is written-off by reversing previously recognized interest income. The Company has a robust policy in place to write-off accrued interest when a loan is placed on non-accrual. For loans, write-off typically occurs when a loan has been in default for 90 days or more.

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

After performing the qualitative analysis and determining it is more-likely-than-not that the carrying value of its reporting unit exceeds its fair value or if the Company by-passed the qualitative analysis, it would perform a quantitative analysis to determine if the carrying value of its reporting unit exceeds its fair value. Alternatively, the Company may bypass the qualitative analysis and use a quantitative analysis. In completing the quantitative analysis, the Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods to determine the reporting unit's fair value. Goodwill impairment is recognized the extent the carrying value of a reporting unit exceeds its fair value.

The Company completed its testing for impairment of goodwill for the years ended December 31, 2022, 2021 and 2020 and concluded goodwill was not impaired. Refer to Note 4 of the consolidated financial statements for further details.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the years ended December 31, 2022, 2021 and 2020, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

BOLI.  BOLI represents the cash surrender value of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary and is recorded as an asset on the consolidated statements of condition. Increases in the cash surrender values of the policies, as well as death benefits received, net of any cash surrender value, are recorded in non-interest income on the consolidated statements of income, and are not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 10% of Tier 1 capital (as defined for regulatory purposes) and the total cash surrender value of life insurance policies is limited to 25% of Tier 1 capital.

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

Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2022, 2021, or 2020.

Leases. The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a ROU asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the lessor’s implicit rate in the lease if known or on the Company's incremental borrowing rate for borrowing terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

OREO.  OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL on loans upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2022 and 2021, OREO properties were carried within other assets on the consolidated statements of condition at $0 and $165,000, respectively.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more- likely-than-not that the Company will not be able to realize the benefit of the deferred tax assets, then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2022 and 2021, the Company did not carry a valuation allowance on its deferred tax assets.

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

Unvested share-based payment awards which include the right to receive non-forfeitable dividends are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Restricted share grants and management stock purchase grants awarded under the 2012 Equity and Incentive Plan, are considered participating securities for this purpose. Accordingly, the Company is required to calculate basic and diluted EPS using the two-class method. The calculation of EPS using the two-class method (i) excludes any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) excludes the dilutive impact of the participating securities from the denominator.

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

Stock-Based Compensation.  The Company recognizes stock-based compensation for restricted stock awards, restricted stock units and stock options based on the grant-date fair value of the award, with no adjustment for estimated forfeitures, as forfeitures are recognized when they occur. For restricted stock awards and units, compensation is recognized ratably over the requisite service period equal to the fair value of the award. For stock option awards, the fair value is determined using the Black-Scholes option-pricing model. Compensation expense for stock option awards is recognized ratably over the requisite service period equal to the fair value of the award. For performance-based share awards, the Company estimates the degree to which performance conditions will be met to determine the number of shares that will vest and the related compensation expense. Compensation expense is adjusted in the period such estimates change.

Off-Balance Sheet Credit Exposures.  In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

ACL on Off-Balance Sheet Credit Exposures. The ACL on off-balance sheet credit exposures, excluding those that are unconditionally cancellable by the Company, estimates the expected losses on the unfunded commitments and standby letters of credit at each reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and standby letters of credit using the Company’s own historical experience to estimate the expected funded for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percent of the amortized cost basis for each loan segment, is applied to calculate the ACL on off-balance sheet credit exposures as of the reporting date.

The ACL on off-balance sheet credit exposures is presented within accrued interest and other liabilities on the consolidated statements of condition. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the ACL on off-balance sheet exposures between reporting periods.

Derivative Financial Instruments Designated as Hedges.  The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in cash flows or fair values of hedged items. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Changes in fair value of a derivative that qualifies as a fair value hedge and the change in fair value of the hedged item are both recorded in earnings and offset each other when the transaction is effective. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Changes in fair value of a derivative that is effective and that qualifies as a cash flow hedge are recorded in OCI and are reclassified into earnings when the forecasted transaction or related cash flows affect earnings. The Company will also enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. Changes in the fair value for the derivatives not designated are recognized directly in earnings.

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

Recent Accounting Pronouncements:

The following provides a brief description of recently issued accounting pronouncements that have been adopted by the Company subsequent to December 31, 2022:

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The FASB issued ASU 2022-02 to provide new guidance on TDRs and write-offs for entities that have adopted ASU 2016-13. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has evaluated the effect of ASU 2022-02 on its consolidated financial statements and adopted effective January 1, 2023. ASU 2022-02 does not have a material impact to the Company’s consolidated financial statements.

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12, which was adopted by the Company in 2018. This amendment renames the "last-of-layer" method to the "portfolio layer" method, permits non-repayable financial assets to be included in a closed portfolio hedged using the portfolio layer method, and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The amendment is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2022-01, as amended, effective January 1, 2023 and has leveraged the “portfolio layer” method to enter into interest rate swaps to hedge fixed-rate residential mortgages during the first quarter of 2023.

NOTE 2 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of December 31, 2022 and 2021, the fair value of the Company's trading securities were $4.0 million and $4.4 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of AFS debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$49,678	$11	$(463)	$49,226
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	598,845	131	(84,957)	514,019
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	122,760	—	(13,413)	109,347
Subordinated corporate bonds	25,677	3	(2,397)	23,283
Total AFS debt securities	$796,960	$145	$(101,230)	$695,875
December 31, 2021
Obligations of U.S. government-sponsored enterprises	$8,585	$—	$(241)	$8,344
Obligations of states and political subdivisions	112,086	5,392	—	117,478
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,003,869	7,856	(11,468)	1,000,257
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	361,781	2,835	(5,767)	358,849
Subordinated corporate bonds	22,660	152	(254)	22,558
Total AFS debt securities	$1,508,981	$16,235	$(17,730)	$1,507,486

As of December 31, 2022 and 2021, there was no allowance carried on AFS debt securities.

In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within
AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into interest income on the consolidated statements of income. At December 31, 2022, the net unrealized losses on the transferred securities reported within AOCI were $52.2 million, net of a deferred tax asset of $14.3 million.

At December 31, 2022, net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) were $79.4 million, net of a deferred tax asset of $21.7 million. At December 31, 2021, net unrealized losses on AFS debt securities were $1.2 million, net of a deferred tax asset of $321,000.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Proceeds from sales of AFS debt securities	$36,280	$—	$—
Gross realized gains	13	—	—
Gross realized losses	(925)	—	—

The following table presents AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position as of the dates indicated:
○

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Obligations of states and political subdivisions	83	$42,276	$(463)	$—	$—	$42,276	$(463)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	175	118,290	(11,521)	381,355	(73,436)	499,645	(84,957)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	64	47,340	(4,589)	62,007	(8,824)	109,347	(13,413)
Subordinated corporate bonds	13	7,687	(384)	14,593	(2,013)	22,280	(2,397)
Total AFS debt securities	335	$215,593	$(16,957)	$457,955	$(84,273)	$673,548	$(101,230)
December 31, 2021
Obligations of U.S. government-sponsored enterprises	4	$8,344	$(241)	$—	$—	$8,344	$(241)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	113	659,851	(8,999)	61,978	(2,469)	721,829	(11,468)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	56	191,456	(4,602)	38,117	(1,165)	229,573	(5,767)
Subordinated corporate bonds	7	11,932	(232)	979	(22)	12,911	(254)
Total AFS debt securities	180	$871,583	$(14,074)	$101,074	$(3,656)	$972,657	$(17,730)

As of December 31, 2022 and 2021, the unrealized losses on Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions, were not reflective of credit events and the issuers continue to make timely principal and interest payments on the bonds. Agency-backed and government-sponsored enterprise securities have a long 40-year history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Subordinate corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes on other financial institutions.

At December 31, 2022 and 2021, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.9 million and $3.4 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

At December 31, 2022, the amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$500	$500
Due after one year through five years	14,026	12,526
Due after five years through ten years	60,829	59,483
Due after ten years	—	—
Subtotal	75,355	72,509
Mortgage-related securities	721,605	623,366
Total	$796,960	$695,875

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
Obligations of U.S. government-sponsored enterprises	$7,457	$—	$(777)	$6,680
Obligations of states and political subdivisions	55,978	431	(1,610)	54,799
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	317,406	—	(24,766)	292,640
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,069	—	(13,724)	131,345
Subordinated corporate bonds	20,673	332	(276)	20,729
Total HTM debt securities	$546,583	$763	$(41,153)	$506,193
December 31, 2021
Obligations of states and political subdivisions	$1,291	$89	$—	$1,380
Total HTM debt securities	$1,291	$89	$—	$1,380
(1) Amortized cost presented above includes unamortized unrealized losses of: $1.1 million in obligations of U.S. government-    sponsored enterprises, $6.1 million in obligations of state and political subdivisions, $38.4 million in mortgage-backed securities, $20.7 million in collateralized mortgage obligations and $117,000 in subordinated corporate bonds.

In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. See earlier discussion within “AFS Debt Securities” for further details.

Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinate corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes on other financial institutions. Accordingly, the Company determined that the expected credit loss on its HTM portfolio was immaterial, and therefore, an allowance was not carried on its HTM debt securities at December 31, 2022 or 2021.

As of December 31, 2022 and 2021, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the years ended December 31, 2022, 2021, and 2020. At December 31, 2022 and 2021, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $1.7 million and $10,000, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

At December 31, 2022, the amortized cost and estimated fair values of HTM debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	863	855
Due after five years through ten years	22,701	21,711
Due after ten years	60,544	59,642
Subtotal	84,108	82,208
Mortgage-related securities	462,475	423,985
Total	$546,583	$506,193

AFS and HTM Debt Securities Pledged

At December 31, 2022 and 2021, AFS and HTM debt securities with an amortized cost of $821.9 million and $640.1 million, respectively, and estimated fair values of $726.5 million and $641.2 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the years ended December 31, 2022, 2021 and 2020.

The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	December 31, 2022	December 31, 2021
FHLBB	$7,339	$4,906
FRB	5,374	5,374
Total	$12,713	$10,280

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2022	2021
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,292,443	$1,178,185
Commercial real estate - owner-occupied	332,494	317,275
Commercial	429,499	363,695
SBA PPP	632	35,953
Total commercial loans	2,055,068	1,895,108
Retail Loans:
Residential real estate	1,700,266	1,306,447
Home equity	234,428	210,403
Consumer	20,591	19,516
Total retail loans	1,955,285	1,536,366
Total loans	$4,010,353	$3,431,474

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2022	2021
Net unamortized fair value mark discount on acquired loans	$(313)	$(593)
Net unamortized loan origination costs(1)	6,890	3,110
Total	$6,577	$2,517
(1)     Net unamortized loan origination costs includes unrecognized origination fees for SBA PPP loans of $16,000 and $1.2 million as of December 31, 2022 and 2021, respectively.

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

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2022 and 2021, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

ACL on Loans

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:

•The Credit Risk team, Collection and Special Assets team and the Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of various Company executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Compliance, and Commercial and Retail Banking. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.
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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2022 and 2021, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

SBA PPP. SBA PPP loans are unsecured, fully-guaranteed commercial loans backed by the SBA, issued to qualifying small businesses as part of federal stimulus issued in response to the COVID-19 pandemic. Loans made under the program have terms of two or five years and are to be used by the borrower to offset certain payroll and other operating costs, such as rent and utilities. The loan and accrued interest, or a portion thereof, is eligible for forgiveness by the SBA should the qualifying small business meet certain conditions. These loans were originated under the guidance of the SBA, which has been subject to change. Effective May 31, 2021, the SBA PPP loan program ended and the Company is no longer originating loans under this program. At December 31, 2022, five loans remained outstanding with a total principal balance of $632,000.

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

ACL on Loans. The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	SBA PPP	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256
Loans charged-off	—	—	(1,042)	—	(66)	—	(134)	(1,242)
Recoveries	3	2	379	—	—	87	7	478
(Credit) provision for loan losses	(1,541)	(179)	1,925	(18)	3,022	669	552	4,430
Ending balance, December 31, 2022	$17,296	$2,362	$5,445	$1	$9,089	$2,225	$504	$36,922
At or For the Year Ended December 31, 2021
Beginning balance, December 31, 2020	$21,778	$2,832	$6,703	$69	$3,474	$2,616	$393	$37,865
Loans charged-off	—	—	(799)	—	(92)	(162)	(111)	(1,164)
Recoveries	—	9	220	—	107	4	32	372
(Credit) provision for loan losses	(2,944)	(302)	(1,941)	(50)	2,644	(989)	(235)	(3,817)
Ending balance, December 31, 2021	$18,834	$2,539	$4,183	$19	$6,133	$1,469	$79	$33,256

In the fourth quarter of 2022, the Company completed its annual reassessment of significant model inputs and assumptions within its discounted cash flow analysis used for estimating its ACL on loans as of December 31, 2022. The Company has engaged with a third party to help provide economic forecasts that align with management’s expectations to help drive the model and allows the Company to use qualitative factors to use multiple economic scenarios. This update enhanced the quantitative model and allowed the Company to eliminate certain other qualitative factors.

The ACL on loans at December 31, 2022, was $36.9 million, an increase of $3.6 million, or 11%, since December 31, 2021. As of December 31, 2022 and 2021, the significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:
•Macroeconomic (loss) drivers: As of December 31, 2022 and 2021, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in Maine GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in Maine GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National GDP.

Though the SBA PPP loans are fully guaranteed by the SBA, the Company applied an insignificant expected credit loss factor to its SBA PPP loan segment based on its past historical experience with similar loans and guarantees as of December 31, 2022 and 2021.
•Reasonable and Supportable Forecast Period: As of December 31, 2022 and 2021, the ACL on loans estimate used a reasonable and supportable forecast period of one year.
•Reversion Period: As of December 31, 2022 and 2021, the ACL on loans estimate used a reversion period of one year.
•Prepayment Speeds: The estimate of prepayment speed for each loan segment continued to be derived used internally-sourced prepayment data as of December 31, 2022 and 2021.
•Qualitative Factors: As of December 31, 2022 and 2021, the ACL on loans estimate incorporated various qualitative factors into the calculation.

The ACL on loans at December 31, 2022, was $36.9 million, compared to $33.3 million at December 31, 2021. The overall increase in ACL was driven by the increase in the volume of loans, coupled with the volatility of the global markets and the high degree of uncertainty. Given the strong loan growth and the future economic uncertainty, the reserve increased $3.6 million during 2022. This increase was partially offset by the release of certain qualitative factors due to strong asset quality and the continued maturity of the overall model. The increase in the reserve represents the elevated risk of credit loss within the Company's portfolio.

Credit Concentrations. The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. As of December 31, 2022, the Company's total exposure to the lessors of nonresidential buildings' industry and lessors of residential buildings’ industry were 14% and 11% of total loans and 34% and 28% of total commercial real estate loans, respectively. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2022.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the periods indicated:

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$339,171	$287,749	$160,621	$125,029	$108,823	$242,024	$—	$—	$1,263,417
Special mention (Grade 7)	—	167	364	259	75	321	—	—	1,186
Substandard (Grade 8)	—	127	1,306	203	7,798	18,406	—	—	27,840
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	339,171	288,043	162,291	125,491	116,696	260,751	—	—	1,292,443
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	60,127	80,781	28,378	23,381	39,554	70,568	—	—	302,789
Special mention (Grade 7)	—	2,053	—	19,992	—	411	—	—	22,456
Substandard (Grade 8)	17	—	—	—	3,266	3,966	—	—	7,249
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	60,144	82,834	28,378	43,373	42,820	74,945	—	—	332,494
Commercial
Risk rating
Pass (Grades 1-6)	73,537	69,478	32,272	33,491	22,271	26,245	135,157	30,191	422,642
Special mention (Grade 7)	—	—	93	141	70	189	1,196	12	1,701
Substandard (Grade 8)	149	52	133	216	846	1,524	50	2,186	5,156
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	73,686	69,530	32,498	33,848	23,187	27,958	136,403	32,389	429,499
SBA PPP
Risk rating
Pass (Grades 1-6)	—	632	—	—	—	—	—	—	632
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	—	632	—	—	—	—	—	—	632
Residential Real Estate
Risk rating
Pass (Grades 1-6)	533,035	579,216	244,691	79,492	50,214	210,262	340	—	1,697,250
Special mention (Grade 7)	—	—	—	—	—	23	—	—	23
Substandard (Grade 8)	—	—	—	—	163	2,830	—	—	2,993
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	533,035	579,216	244,691	79,492	50,377	213,115	340	—	1,700,266
Home equity
Risk rating
Performing	26,712	693	341	4,842	7,730	8,551	173,338	11,735	233,942
Non-performing	—	—	—	—	—	27	377	82	486
Total home equity	26,712	693	341	4,842	7,730	8,578	173,715	11,817	234,428
Consumer
Risk rating
Performing	8,009	3,816	1,702	1,188	345	2,462	3,069	—	20,591
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	8,009	3,816	1,702	1,188	345	2,462	3,069	—	20,591
Total Loans	$1,040,757	$1,024,764	$469,901	$288,234	$241,155	$587,809	$313,527	$44,206	$4,010,353

(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$286,428	$179,565	$161,695	$118,196	$96,169	$274,731	$—	$—	$1,116,784
Special mention (Grade 7)	171	7,266	286	119	4,294	10,590	—	—	22,726
Substandard (Grade 8)	350	1,518	217	9,942	391	26,257	—	—	38,675
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	286,949	188,349	162,198	128,257	100,854	311,578	—	—	1,178,185
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	91,328	39,082	31,409	43,786	46,466	56,682	—	—	308,753
Special mention (Grade 7)	—	—	—	3,396	362	1,708	—	—	5,466
Substandard (Grade 8)	—	—	54	—	1,785	1,217	—	—	3,056
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	91,328	39,082	31,463	47,182	48,613	59,607	—	—	317,275
Commercial
Risk rating
Pass (Grades 1-6)	91,102	43,757	44,925	23,895	13,818	27,743	80,775	31,586	357,601
Special mention (Grade 7)	145	117	590	115	383	222	967	244	2,783
Substandard (Grade 8)	—	339	320	492	293	1,209	360	298	3,311
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	91,247	44,213	45,835	24,502	14,494	29,174	82,102	32,128	363,695
SBA PPP
Risk rating
Pass (Grades 1-6)	35,164	319	—	—	—	—	—	—	35,483
Special mention (Grade 7)	470	—	—	—	—	—	—	—	470
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total SBA PPP	35,634	319	—	—	—	—	—	—	35,953
Residential Real Estate
Risk rating
Pass (Grades 1-6)	586,637	281,804	103,228	63,403	46,696	219,983	903	—	1,302,654
Special mention (Grade 7)	—	—	—	—	—	230	—	—	230
Substandard (Grade 8)	—	—	—	—	—	3,563	—	—	3,563
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	586,637	281,804	103,228	63,403	46,696	223,776	903	—	1,306,447
Home equity
Risk rating
Performing	760	554	6,179	10,995	2,464	10,792	165,189	12,295	209,228
Non-performing	—	—	—	41	—	174	847	113	1,175
Total home equity	760	554	6,179	11,036	2,464	10,966	166,036	12,408	210,403
Consumer
Risk rating
Performing	6,860	3,523	3,089	1,051	548	2,014	2,399	—	19,484
Non-performing	—	9	21	—	—	2	—	—	32
Total consumer	6,860	3,532	3,110	1,051	548	2,016	2,399	—	19,516
Total Loans	$1,099,415	$557,853	$352,013	$275,431	$213,669	$637,117	$251,440	$44,536	$3,431,474

Past Due and Non-Accrual Loans. The Company closely monitors the performance of its loan portfolio. A loan is placed on non-accrual when the financial condition of the borrower is deteriorating, payment in full of both principal and interest is not expected as scheduled or principal or interest has been in default for 90 days or more. Exceptions may be made if the asset is secured by collateral sufficient to satisfy both the principal and accrued interest in full and collection is reasonably assured. When one loan to a borrower is placed on non-accrual, all other loans to the borrower are re-evaluated to determine if they should also be placed on non-accrual. All previously accrued and unpaid interest is reversed at this time. A loan will return to accrual when collection of principal and interest is assured and the borrower has demonstrated timely payments of principal and interest for a reasonable period, generally at least six months. Unsecured loans, however, are not normally placed on non-accrual because they are charged-off once their collectability is in doubt.

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
December 31, 2022:
Commercial real estate - non-owner-occupied	$267	$—	$11	$278	$1,292,165	$1,292,443	$—
Commercial real estate - owner-occupied	55	—	47	102	332,392	332,494	—
Commercial	667	67	640	1,374	428,125	429,499	—
SBA PPP	—	67	—	67	565	632	—
Residential real estate	852	186	524	1,562	1,698,704	1,700,266	—
Home equity	357	—	171	528	233,900	234,428	—
Consumer	23	11	—	34	20,557	20,591	—
Total	$2,221	$331	$1,393	$3,945	$4,006,408	$4,010,353	$—
December 31, 2021:
Commercial real estate - non-owner-occupied	$—	$—	$51	$51	$1,178,134	$1,178,185	$—
Commercial real estate - owner-occupied	47	—	133	180	317,095	317,275	—
Commercial	282	174	787	1,243	362,452	363,695	—
SBA PPP	—	68	—	68	35,885	35,953	—
Residential real estate	379	475	1,210	2,064	1,304,383	1,306,447	—
Home equity	456	50	445	951	209,452	210,403	—
Consumer	95	1	32	128	19,388	19,516	—
Total	$1,259	$768	$2,658	$4,685	$3,426,789	$3,431,474	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	December 31,
	2022			2021
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$—	$11	$11	$38	$13	$51
Commercial real estate - owner-occupied	—	46	46	86	47	133
Commercial	415	300	715	785	44	829
Residential real estate	1,314	419	1,733	1,780	327	2,107
Home equity	421	65	486	1,064	111	1,175
Consumer	—	—	—	32	—	32
Total	$2,150	$841	$2,991	$3,785	$542	$4,327

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs) by portfolio segment and collateral type, as of the date indicated:

	December 31, 2022		December 31, 2021
	Collateral Type	Total Collateral -Dependent Non-Accrual Loans	Collateral Type	Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate		Real Estate
Residential real estate	$387	$387	$268	$268
Home equity	—	—	111	111
Total	$387	$387	$379	$379

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2022, 2021, and 2020 is estimated to have been $145,000, $256,000, and $335,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022 and 2021, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $10.3 million and $7.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

	Number of Contracts		Recorded Investment		Specific Reserve
(In thousands, except number of contracts)	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Commercial real estate - owner-occupied	1	1	$113	$118	$50	$43
Commercial	—	2	—	74	—	—
Residential real estate	18	19	2,208	2,341	307	348
Consumer and home equity	3	3	245	253	9	6
Total	22	25	$2,566	$2,786	$366	$397

At December 31, 2022, the Company had performing and non-performing TDRs with a recorded investment balance of $2.1 million and $452,000, respectively. At December 31, 2021, the Company had performing and non-performing TDRs with a recorded investment balance of $2.4 million and $394,000, respectively.

The following represents loan modifications that qualify as TDRs that occurred during the periods indicated:

	Number of Contracts			Pre-Modification Outstanding Recorded Investment			Post-Modification Outstanding Recorded Investment			Specific Reserve
(In thousands, except number of contracts)	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Home Equity
Interest rate concession and payment deferral	—	1	—	$—	$159	$—	$—	$170	$—	$—	$—	$—
Maturity concession	1	2	—	69	187	—	96	187	—	—	6	—
Total	1	3	—	$69	$346	$—	$96	$357	$—	$—	$6	$—

As of December 31, 2022, the Company did not have any other commitments to lend additional funds to borrowers with loans classified as TDRs.

For the years ended December 31, 2022, 2021 and 2020, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

Effective January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02") which eliminates the TDR recognition and measurement guidance and now requires the Company to evaluate if any modifications represent a new loan or continuation of an existing loan. Refer to Note 1 of the consolidated financial statements for further discussion of the Company's accounting recently adopted policy for the TDRs.

In-Process Foreclosure Proceedings

At December 31, 2022 and 2021, the Company had $481,000 and $888,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

At December 31, 2022 and 2021, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the years ended December 31, 2022 or 2021.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist.

The Company completed its annual goodwill impairment test as of November 30, 2022, 2021 and 2020 and determined goodwill was not impaired.

Previously recognized goodwill impairment was $3.6 million as of December 31, 2022 and 2021.

Core Deposit Intangible Assets

The gross carrying amount and accumulated amortization of core deposit intangible assets were as follows at the periods indicated:

	December 31,
	2022			2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$6,451	$(4,888)	$1,563	$6,451	$(4,263)	$2,188

For the years ended December 31, 2022, 2021 and 2020, the Company recorded amortization expense of $625,000, $655,000 and $682,000, respectively.

The following table reflects the amortization expense for core deposit intangible assets over the period of estimated economic benefit which will be fully realized by December 31, 2025:

(In thousands)	Core Deposit Intangible
2023	$592
2024	556
2025	415
Total	$1,563

NOTE 5 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2022	2021
Buildings and leasehold improvements	$46,670	$46,034
Furniture, fixtures and equipment	20,036	19,886
Land and land improvements	9,275	9,249
Total cost	75,981	75,169
Accumulated depreciation and amortization	(39,959)	(37,394)
Net premises and equipment	$36,022	$37,775

At December 31, 2022 and 2021, the Company had capitalized software costs of $2.5 million and related accumulated depreciation expense of $2.2 million and $2.1 million, respectively, and was presented within other assets on the consolidated statements of condition.

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For the Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2022	2021	2020
Furniture and equipment	Furniture, equipment and data processing	$1,796	$1,994	$2,113
Premises	Net occupancy costs	1,560	1,623	1,593
Software	Furniture, equipment and data processing	134	91	122
Total		$3,490	$3,708	$3,828

During 2022, the Company sold one building and recognized a gain of $204,000. There were no gains or losses from the sale of premises and equipment for the years ended December 31, 2021 or 2020.

NOTE 6 – LEASES

The Company enters into noncancellable lease arrangements primarily for office space, space for ATM locations and some of its branches. Certain lease arrangements contain clauses requiring increasing rental payments over the lease term, which may be linked to an index (commonly the Consumer Price Index) or contractually stipulated.

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

The Company entered into a lease agreement in 2019 to rent office space as a sub-tenant from another company in which a director of the Company serves as the Chairman and Chief Executive Officer of the other company. The term of the lease is through 2027.

The following ROU assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition as of the dates indicated:

		December 31,
		2022			2021
(In thousands)	Consolidated Statements of Condition Line Item	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
ROU assets	Other Assets	$12,324	$4,485	$16,809	$12,660	$4,719	$17,379
Lease liabilities	Other Liabilities	10,718	4,616	15,334	10,981	4,776	15,757

    In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating lease cost(1)	$1,488	$1,474	$1,663
Finance lease cost:
Amortization of ROU assets	233	233	223
Interest on lease liabilities(2)	150	154	151
Total finance lease cost	383	387	374
Total lease cost(3)	$1,871	$1,861	$2,037
(1)    Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2)    Includes immaterial variable lease costs.
(3)    Reported within net occupancy costs on the consolidated statements of income.

Supplemental cash flow information and non-cash activity related to leases was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,391	$1,355	$1,434
Operating cash flows from finance leases	149	154	151
Financing cash flows from finance leases	160	152	142
ROU assets obtained in exchange for new lease obligations:
Operating leases	$764	$106	$2,002
Finance leases	—	—	3,668

Supplemental information related to leases was as follows as of the dates indicated:

	December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	13.9 years	14.8 years
Finance leases	25.8 years	26.4 years
Weighted average discount rate:
Operating leases	3.44%	3.40%
Finance leases	3.44%	3.44%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2022:

(In thousands)	Operating Leases	Finance Leases
2023	$1,380	$311
2024	1,302	314
2025	1,077	317
2026	1,008	236
2027	977	211
Thereafter	7,754	5,733
Total minimum lease payments	13,498	7,122
Less: amount representing interest(1)	2,780	2,506
Present value of net minimum lease payments(2)	$10,718	$4,616
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.
(2)     Reflects the liability reported within other liabilities on the consolidated statements of condition.

NOTE 7 – MORTGAGE BANKING

Loans Sold

For the years ended December 31, 2022, 2021 and 2020, the Company sold $152.7 million, $471.5 million and $625.5 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $3.4 million, $13.3 million, and $15.3 million, respectively.

Loans Held for Sale

At December 31, 2022 and 2021, the Company had identified and designated loans with an unpaid principal balance of $5.3 million and $5.8 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2022 and 2021, the unrealized (loss) gain recorded was ($62,000) and $29,000, respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 was the change in unrealized (losses) gains on loans held for sale of ($91,000), ($1.0) million and $1.1 million, respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a “best-efforts” basis. For the years ended December 31, 2022, 2021 and 2020, net unrealized gains (losses) from the change in fair value on its forward delivery commitments were $140,000, ($35,000), and ($182,000), respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2022 and 2021, the Company's unpaid principal balances on its servicing assets were $389.4 million and $411.9 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded servicing fee income for its servicing assets of $1.2 million, $1.3 million and $1.0 million, respectively, which was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2022 and 2021 was $2.5 million. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2022 and 2021, the prepayment assumption used within the valuation model was 7.5% and 12.9%, respectively, and the discount rate was 9.6% for both years. At December 31, 2022, the estimated effect of a 10% and 20% increase to the prepayment assumption was a decrease of $137,000 and $266,000, respectively, to the valuation of the servicing assets. At December 31, 2022, the estimated effect of a 100 and 200 basis point increase to the discount rate assumption was a decrease of $175,000 and $338,000, respectively, to the valuation of the servicing assets. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As of and For the Year Ended December 31,
(In thousands)	2022	2021	2020
Servicing Assets:
Balance at beginning of year	$2,470	$2,196	$877
Capitalized servicing right fees upon sale(1)	370	790	1,763
Amortization charged against mortgage servicing fee income(2)	(382)	(515)	(419)
Valuation adjustment	—	(1)	(25)
Balance at end of year	$2,458	$2,470	$2,196
Valuation Allowance:
Balance at beginning of year	$(1)	$(27)	$(2)
Decrease (increase) in impairment reserve	1	26	(25)
Balance at end of year	$—	$(1)	$(27)
Fair value, beginning of year	$3,310	$2,447	$1,496
Fair value, end of year	$4,412	$3,310	$2,447
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

At December 31, 2022 and 2021, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 14 for further details of the Company and Bank's regulatory capital requirements at December 31, 2022 and 2021.

NOTE 8 – DEPOSITS

The following is a summary of the scheduled maturities of time deposits (i.e. CDs) as of the dates indicated:

	December 31,
(In thousands)	2022	2021
1 year or less	$206,621	$168,558
Over 1 year to 2 years	59,571	93,525
Over 2 years to 3 years	18,047	19,742
Over 3 years to 4 years	9,066	16,577
Over 4 years to 5 years	5,211	8,948
Over 5 years	1,935	2,298
Total	$300,451	$309,648

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $84.5 million and $80.7 million at December 31, 2022 and 2021, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $378.1 million and $347.0 million at December 31, 2022 and 2021, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2022 and 2021 was $723,000 and $822,000, respectively.

At December 31, 2022 and 2021, the Company, in the normal course of business, had deposits from certain officers, directors and their associated companies totaling $78.9 million and $52.6 million, respectively.

NOTE 9 – BORROWINGS

The following table summarizes the Company's short-term borrowings and junior subordinated debentures as presented on the consolidated statements of condition for the dates indicated. At December 31, 2022 and 2021, the Company did not have any long-term borrowings.

	December 31, 2022		Contractual Maturity						December 31, 2021
(Dollars in thousands)	Outstanding Balance	Weighted Average Contractual Rate	2023	2024	2025	2026	2027	Thereafter	Outstanding Balance	Weighted Average Contractual Rate
Short-Term Borrowings:
Customer repurchase agreements	$196,451	1.00%	$196,451	$—	$—	$—	$—	$—	$211,608	0.25%
FHLBB and correspondent bank overnight borrowings	68,725	4.78%	68,725	—	—	—	—	—	—	—
Total short-term borrowings	$265,176	1.98%	$265,176	$—	$—	$—	$—	$—	$211,608	0.25%
Junior Subordinated Debentures:
CCTA(1)	36,083	4.62%	—	—	—	—	—	36,083	36,083	5.50%
UBCT(1)	8,248	5.39%	—	—	—	—	—	8,248	8,248	5.48%
Total subordinated debentures	$44,331	4.76%	$—	$—	$—	$—	$—	$44,331	$44,331	5.50%
(1)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 12 for further discussion of derivative instruments.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows as of December 31, 2022. The Company had no FHLBB borrowings at December 31, 2021.

	December 31,
(Dollars in thousands)	2022
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate
January 2023	$18,725	4.38%
March 2023	50,000	4.93%
Total	$68,725

In February 2021, the Company terminated its $25.0 million FHLBB borrowing contract, with a maturity date in 2025, and incurred a one-time prepayment penalty of $514,000.

FHLBB borrowings, if any, are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.8 billion and $1.4 billion at December 31, 2022 and 2021, respectively. The carrying value of investment securities pledged as collateral at the FHLBB was $22,000 and $26,000 at December 31, 2022 and 2021, respectively.

Junior Subordinated Debentures

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities is three-month LIBOR plus 140 basis points, and in accordance with the LIBOR Act effective June 30, 2023, the index will transition to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2022 and 2021, the interest rate on the trust preferred securities was 5.07% and 1.62%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities is three-month LIBOR plus 1.42%, and in accordance with the LIBOR Act effective June 30, 2023 the index will transition to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2022 and 2021, the interest rate on the trust preferred securities was 5.50% and 1.54%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2022, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 8.3% of Tier 1 capital of the Company, or 106 basis points of the Tier 1 capital ratio.

The Company has a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $2.1 million, $2.5 million, and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 12 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2022, the Company has the following lines of credit available to it, for which it had no outstanding balances:
•The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2022 and 2021. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB.
•The Company has an unsecured $10.0 million line of credit with PNC Bank that has a maturity date of December 15, 2023, for which the interest rate is SOFR-based and is set daily by PNC Bank.
•The Company, through the Bank, has an unsecured $50.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.
•The Company, through the Bank, has a secured line of credit of $42.4 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2022, the Bank pledged investment securities of $51.4 million.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings, allocated by source of collateral, as of the dates indicated:

	December 31,
(In thousands)	2022	2021
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$99,105	$120,846
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	94,328	88,749
Obligations of states and political subdivisions	3,018	2,013
Total	$196,451	$211,608
(1)     Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At December 31, 2022 and 2021, certain customers held CDs totaling $616,000 and $728,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

	December 31,
(In thousands)	2022	2021
Commitments to extend credit	$817,772	$834,533
Standby letters of credit	6,801	7,952
Total	$824,573	$842,485

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of December 31, 2022 and 2021, the ACL on off-balance sheet credit exposures was $3.3 million and $3.2 million, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the years ended December 31, 2022, 2021 and 2020, the provision (credit) for credit losses on off-balance sheet credit exposures was $70,000, $627,000 and ($797,000), respectively.

Refer to Note 1 of the consolidated financial statements for further discussion of the Company's accounting policy for the ACL on off-balance sheet credit exposures.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of December 31, 2022 and 2021.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges of Interest Rate Risk

Interest Rate Contracts. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the years ended December 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $3.0 million will be reclassified as a decrease to interest expense and an additional $3.1 million will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$13,051	$133,000	Accrued interest and other liabilities	$5,515
Total derivatives designated as hedging instruments			$13,051			$5,515
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$260,130	Other assets	$14,802	$260,130	Accrued interest and other liabilities	$14,850
Risk participation agreements	21,818	Other assets	—	44,438	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	4,493	Other assets	31	9,597	Accrued interest and other liabilities	87
Forward delivery commitments	5,259	Other assets	114	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$14,947			$14,937
December 31, 2021
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$160,000	Other assets	$5,589	$83,000	Accrued interest and other liabilities	$7,872
Total derivatives designated as hedging instruments			$5,589			$7,872
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$345,545	Other assets	$19,297	$345,545	Accrued interest and other liabilities	$19,485
Risk participation agreements	25,347	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	20,437	Other assets	371	8,587	Accrued interest and other liabilities	91
Forward delivery commitments	3,882	Other assets	86	1,903	Accrued interest and other liabilities	6
Total derivatives not designated as hedging instruments			$19,754			$19,582
(1)    Reported fair values include accrued interest receivable and payable.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Year Ended December 31, 2022
Interest rate contracts	$(6,147)	$(6,147)	$—	Interest and fees on loans	$5	$5	$—
Interest rate contracts	5,892	5,892	—	Interest on deposits	441	441	—
Interest rate contracts	2,455	2,455	—	Interest on borrowings	551	551	—
Interest rate contracts	7,838	7,838	—	Interest on subordinated debentures	(729)	(729)	—
Total	$10,038	$10,038	$—		$268	$268	$—

For the Year Ended December 31, 2021
Interest rate contracts	$(1,697)	$(1,697)	$—	Interest and fees on loans	$1,614	$1,614	$—
Interest rate contracts	2,447	2,447	—	Interest on deposits	(661)	(661)	—
Interest rate contracts	2,237	2,237	—	Interest on subordinated debentures	(1,593)	(1,593)	—
Total	$2,987	$2,987	$—		$(640)	$(640)	$—

For the Year Ended December 31, 2020
Interest rate contracts	$5,693	$5,693	$—	Interest and fees on loans	$1,006	$1,006	$—
Interest rate contracts	(810)	(810)	—	Interest on deposits	(130)	(130)	—
Interest rate contracts	(135)	(135)	—	Interest on borrowings	(102)	(102)	—
Interest rate contracts	(3,534)	(3,534)	—	Interest on subordinated debentures	(1,371)	(1,371)	—
Total	$1,214	$1,214	$—		$(597)	$(597)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	For the Year Ended December 31,
	2022				2021			2020
(Dollars in thousands)	Interest and Fees on Loans	Interest on Deposits	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on Borrowings	Interest on Subordinated Debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$144,709	$20,305	$2,649	$2,140	$125,437	$7,920	$2,523	$134,000	$15,544	$1,837	$3,512
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$5	$441	$551	$(729)	$1,614	$(661)	$(1,593)	$1,006	$(130)	$(102)	$(1,371)
Amount of gain (loss) reclassified from AOCI into income - included component	$5	$441	$551	$(729)	$1,614	$(661)	$(1,593)	$1,006	$(130)	$(102)	$(1,371)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Year Ended December 31,
(Dollars in thousands)		2022	2021	2020
Customer loan swaps	Other expense	$(336)	$(189)	$—
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	34	(80)	(102)
Forward delivery commitments	Mortgage banking income, net	140	(35)	(182)
Total		$(162)	$(304)	$(284)

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
As of December 31, 2022 and 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $14.8 million and $26.1 million, respectively. As of December 31, 2022 and 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $30.7 million, respectively. If the Company had breached any of these provisions at December 31, 2022 or 2021, it could have been required to settle its obligations under the agreements at their termination value of $14.8 million and $26.1 million, respectively.

Subsequent to December 31, 2022, the Company executed four fixed-for-floating interest rate swaps for a total of $300.0 million of notional on a designated pool of fixed rate residential real estate loans. The derivative transaction was designated as a “fair value hedge” under ASC 815. Refer to the recent accounting pronouncements section within Note 1 Business and Summary of Significant Accounting Policies.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2022
Derivative assets:
Customer loan swaps - dealer bank(2)	$14,802	$—	$14,802	$—	$—	$14,802
Interest rate contracts(3)	13,051	—	13,051	—	(10,915)	2,136
Total	$27,853	$—	$27,853	$—	$(10,915)	$16,938
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$14,850	$—	14,850	$—	$—	$14,850
Interest rate contracts(3)	5,515	—	5,515	—	5,515	—
Total	$20,365	$—	$20,365	$—	$5,515	$14,850
Customer repurchase agreements	$196,451	$—	$196,451	$196,451	$—	$—
December 31, 2021
Derivative assets:
Customer loan swaps - commercial customer(3)	$19,297	$—	$19,297	$—	$—	$19,297
Interest rate contracts(3)	5,589	—	5,589	—	(5,529)	60
Total	$24,886	$—	$24,886	$—	$(5,529)	$19,357
Derivative liabilities:
Customer loan swaps - dealer bank(2)	$19,485	$—	19,485	$—	$19,485	$—
Interest rate contracts(3)	7,872	—	7,872	—	6,603	1,269
Total	$27,357	$—	$27,357	$—	$26,088	$1,269
Customer repurchase agreements	$211,608	$—	$211,608	$211,608	$—	$—
(1)     The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    Interest rate swap contracts were completed with the same dealer bank. The company maintains a master netting arrangement and settles collateral requested or pledged on a net basis for all contracts.
(3)    The Company manages its net exposure with its commercial customers by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its commercial customers as part of its contract.

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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2022 and 2021, and the Bank's capital ratios met the requirements for the Bank to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2022 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2022		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2021		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$557,571	13.80%	10.50%	10.00%	$522,714	14.71%	10.50%	10.00%
Tier 1 risk-based capital ratio	517,385	12.81%	8.50%	6.00%	486,263	13.68%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	474,385	11.74%	7.00%	N/A	443,263	12.47%	7.00%	N/A
Tier 1 leverage capital ratio(1)	517,385	9.22%	4.00%	N/A	486,263	8.92%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$525,346	13.03%	10.50%	10.00%	$488,070	13.78%	10.50%	10.00%
Tier 1 risk-based capital ratio	485,160	12.03%	8.50%	8.00%	451,620	12.75%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	485,160	12.03%	7.00%	6.50%	451,620	12.75%	7.00%	6.50%
Tier 1 leverage capital ratio	485,160	8.65%	4.00%	5.00%	451,620	8.31%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At December 31, 2022 and 2021, $43.0 million of the junior subordinated debentures were induced in Tier 1 and Tier 2 capital for the Company.

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

For the years ended December 31, 2022, 2021, and 2020, the Bank declared dividends for payment to the Company in the amount of $31.7 million, $41.7 million, and $39.4 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company declared $23.7 million, $22.1 million and $19.8 million, respectively, in dividends payable to its shareholders.

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

In February 2021, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2020. For the year ended December 31, 2021, the Company purchased 217,931 shares of its common stock at a weighted-average price of $46.25. This program terminated on January 3, 2022.

In January 2022, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2021. For the year ended December 31, 2022, the Company purchased 225,245 shares of its common stock at a weighted-average price of $45.46. This program terminated on January 3, 2023.

On January 3, 2023, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2022. This program replaces the 2022 program and will continue until the earlier of: (1) the authorized number of shares are repurchased, (2) the Company's Board of Directors terminates the program or (3) January 3, 2024.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Year Ended December 31,
	2022			2021			2020
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(161,269)	$34,673	$(126,596)	$(38,832)	$8,349	$(30,483)	$33,198	$(7,138)	$26,060
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	5,715	(1,229)	4,486	—	—	—	—	—	—
Less: reclassification adjustment for net realized losses(2)	(912)	196	(716)
Net change in fair value	(166,072)	35,706	(130,366)	(38,832)	8,349	(30,483)	33,198	(7,138)	26,060
Cash Flow Hedges:
Change in fair value	10,038	(2,158)	7,880	2,987	(642)	2,345	1,214	(260)	954
Less: reclassified AOCI gain (loss) into interest expense(3)	263	(57)	206	(2,254)	485	(1,769)	(1,603)	345	(1,258)
Less: reclassified AOCI gain into interest income(4)	5	(1)	4	1,614	(347)	1,267	1,006	(216)	790
Net change in fair value	9,770	(2,100)	7,670	3,627	(780)	2,847	1,811	(389)	1,422
Postretirement Plans:
Net actuarial gain (loss)	2,859	(614)	2,245	(20)	4	(16)	(1,282)	277	(1,005)
Less: Amortization of net actuarial loss(5)	(947)	203	(744)	(894)	192	(702)	(701)	151	(550)
Less: Amortization of net prior service credits(5)	24	(5)	19	24	(5)	19	24	(5)	19
Net gain (loss) on postretirement plans	3,782	(812)	2,970	850	(183)	667	(605)	131	(474)
Other comprehensive (loss) income	$(152,520)	$32,794	$(119,726)	$(34,355)	$7,386	$(26,969)	$34,404	$(7,396)	$27,008
(1)    Reclassified into taxable interest on investments and/or nontaxable interest on investments in the consolidated statements of income. Refer to Note 2 of the consolidated financial statements for further details.
(2) Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 2 of the consolidated financial statements for further details.
(3)    Reclassified into interest on deposits, borrowings and/or subordinated debentures on the consolidated statements of income. Refer to Note 12 of the consolidated financial statements for further details.
(4)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 12 of the consolidated financial statements for further details.
(5)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 18 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized (Losses) Gains on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2019	$3,250	$(6,048)	$(3,470)	$(6,268)
Other comprehensive income (loss) before reclassifications	26,060	954	—	27,014
Less: Amounts reclassified from AOCI	—	(468)	474	6
Other comprehensive income (loss)	26,060	1,422	(474)	27,008
Balance at December 31, 2020	29,310	(4,626)	(3,944)	20,740
Other comprehensive income (loss) before reclassifications	(30,483)	2,345	—	(28,138)
Less: Amounts reclassified from AOCI	—	(502)	(667)	(1,169)
Other comprehensive income (loss)	(30,483)	2,847	667	(26,969)
Balance at December 31, 2021	(1,173)	(1,779)	(3,277)	(6,229)
Other comprehensive (loss) income before reclassifications	(126,596)	7,880	—	(118,716)
Less: Amounts reclassified from AOCI	3,770	210	(2,970)	1,010
Other comprehensive (loss) income	(130,366)	7,670	2,970	(119,726)
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
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

		For the Year Ended December 31,
(In thousands)	Location on Consolidated Statements of Income	2022	2021	2020
Debit card interchange income	Debit card income	$13,340	$13,105	$10,420
Services charges on deposit accounts	Service charges on deposit accounts	7,587	6,626	6,697
Fiduciary services income	Income from fiduciary services	6,407	6,516	6,115
Investment program income	Brokerage and insurance commissions	4,147	3,913	2,832
Other non-interest income	Other income	1,793	1,794	1,672
Total non-interest income within the scope of ASC 606		33,274	31,954	27,736
Total non-interest income not in scope of ASC 606		7,428	17,781	22,754
Total non-interest income		$40,702	$49,735	$50,490

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

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the years ended December 31, 2022, 2021 and 2020, cash rewards totaled $525,000, $477,000 and $603,000, respectively.

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

NOTE 17 – STOCK-BASED COMPENSATION PLANS

On April 26, 2022, the shareholders of the Company approved the Camden National Corporation 2022 Equity and Incentive Plan (“2022 Plan”), which replaced the Company’s 2012 Equity and Incentive Plan (“2012 Plan”). The total number of shares reserved and available for issuance under the 2022 Plan is 500,000, plus shares that are subject to awards granted under the 2012 Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date of the 2022 Plan. Awards are authorized to be granted in the form of dividend equivalent rights, stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other stock-based or cash-based awards, and the exercise price will not be less than 100% of the fair market value on the date of grant of a share of stock. No stock option granted will be exercisable more than ten years after the date the stock option was granted.

On May 1, 2012, the shareholders of the Company approved the 2012 Plan, the maximum number of shares of stock reserved and available for issuance under the 2012 Plan was 1.2 million shares. Awards were authorized to be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price will not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock option was exercisable more than ten years after the date the stock option was granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for certain non-qualified stock options that were issued in conjunction with an acquisition. The 2012 Plan was replaced by the 2022 Plan effective April 26, 2022 and no further awards will be granted under the 2012 Plan. Awards outstanding as of the effective date, remain outstanding in accordance with their original terms as granted under the 2012 Plan.

The amount of cash used to settle stock-based compensation transactions for the years ended December 31, 2022, 2021 and 2020 was $688,000, $629,000 and $374,000, respectively.

Stock Option Awards

Stock options granted under the 2012 Plan included both incentive stock options and non-qualified stock options. Incentive stock options and non-qualified stock options granted vest pro-rata over a five year period, or earlier if an employee retires and has met the retirement eligibility requirements of the plan, and have a contractual life of ten years. There have been no stock options granted under the 2022 Plan.

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

For the years ended December 31, 2022, 2021 and 2020, the Company did not issue any stock options. At December 31, 2022 there were no options outstanding.

Stock option expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. For the years ended December 31, 2022, 2021 and 2020, the expense recognized was $0, $0 and $4,000, respectively. The Company does not receive any tax benefit on its issuance of incentive stock options, unless upon exercise a disqualifying disposition is made. The total tax benefit to the Company upon exercise of incentive stock options for the years ended December 31, 2022, 2021 and 2020 was $6,000, $23,000, and $7,000, respectively. Additionally, for the years ended December 31, 2022, 2021 and 2020, the Company received a tax benefit upon the exercise of non-qualified stock options of $0, $1,000 and $1,000, respectively.

Stock option activity for the year ended December 31, 2022 was as follows:

(Dollars in thousands, except per option data)	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	3,000	$23.89
Granted	—	—
Exercised	(3,000)	23.89
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2022	—	$—	—	$—
Options exercisable at December 31, 2022	—	$—	—	$—

At December 31, 2022 there were no unvested or outstanding stock options.

For the years ended December 31, 2022, 2021 and 2020, the Company received cash from the exercise of stock options of $72,000, $159,000 and $33,000 respectively.

The Company did not have any unrecognized expense for nonvested stock options at December 31, 2022. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $62,000, $146,000, and $90,000, respectively.

Restricted Stock Units

Restricted stock units vest pro-rata over the requisite service period, which is typically three or five years. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until shares of the Company’s stock are delivered in respect of the restricted stock units after vesting.

For the years ended December 31, 2022, 2021 and 2020, the Company issued restricted stock units with a grant-date fair value of $1.3 million, $994,000 and $500,000, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Restricted stock unit expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Expense	$724	$610	$475
Income tax benefit	156	131	102
Fair value of grants vested	622	506	407

Restricted stock unit activity for the year ended December 31, 2022 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2022	49,585	$41.23
Granted	26,854	49.72
Vested	(15,002)	41.43
Forfeited	(3,615)	45.07
Nonvested at December 31, 2022	57,822	$44.88	3.2	$2,411	$1,882

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three years, or earlier if a recipient retires and has met all retirement eligibility requirements of the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. Recipients of restricted stock awards are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the 2022 Plan, cash dividends will be retained by the Company during the vesting period and will be paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends will revert back to the Company. For restricted stock awards issued under the 2012 Plan, cash dividends are paid out immediately during the vesting period and not subject to forfeiture.

For the years ended December 31, 2022, 2021 and 2020, the Company issued restricted stock awards with a grant-date fair value of $1.2 million, $924,000 and $1.0 million, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

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

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Expense	$1,053	$895	$781
Income tax benefit	226	192	168
Fair value of grants vested	1,014	901	772

Restricted stock award activity, which includes awards issued to directors of the Company, for the year ended December 31, 2022 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2022	18,971	$39.80
Granted	25,644	45.74
Vested	(24,079)	42.10
Forfeited	—	—
Nonvested at December 31, 2022	20,536	$44.53	1.6	$856	$580

MSPP

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of a portion of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount to the fair market value of the Company’s common stock on the date of grant and they cliff vest two years after the grant date, or earlier if a recipient reaches any applicable retirement eligibility requirements of the plan. Should an employee forfeit his or her non-vested MSPP awards, the Company will return the lesser of the price paid by the employee or the fair value of the non-vested awards as of the date forfeited. Recipients of restricted stock issued under the MSPP are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the MSPP of the 2022 Plan, cash dividends will be retained by the Company during the vesting period and will be paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends will revert back to the Company. For restricted stock awards issued under the MSPP of the 2012 Plan, cash dividends are paid out immediately during the vesting period and not subject to forfeiture.

For the years ended December 31, 2022, 2021 and 2020, the Company issued MSPP awards with a grant-date fair value of $113,000, $157,000 and $83,000, respectively, to certain employees.

The expense for restricted stock awards under the MSPP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Expense	$124	$104	$71
Income tax benefit	27	22	15
Fair value of grants vested	87	70	110

MSPP award activity for the year ended December 31, 2022 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2022	18,891	$11.64
Granted	9,314	12.15
Vested	(10,796)	8.08
Forfeited	(225)	14.62
Nonvested at December 31, 2022	17,184	$14.12	0.7	$84	$71

For the years ended December 31, 2022, 2021 and 2020, the Company received cash from the issuance of restricted shares under the MSPP of $342,000, $324,000 and $247,000, respectively. At December 31, 2022 and 2021, cash received from current participating employees totaled $633,000 and $554,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

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

For the years ended December 31, 2022, 2021 and 2020, the Company issued performance-based share unit awards with a grant-date fair value of $1.1 million, $753,000 and $978,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the performance-based share units is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related tax benefit for the LTIP's performance-based share units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Expense	$457	$637	$332
Related income tax benefit	98	137	71
Fair value of grants vested	548	435	—

LTIP performance-based share unit activity for the year ended December 31, 2022 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2022	51,580	$39.17
Granted(1)	23,600	46.96
Vested	(13,228)	41.46
Forfeited(2)	(766)	41.48
Nonvested at December 31, 2022	61,186	$41.65	1.7	$2,548	$500
(1)    Number of shares granted assumes payout at 200% of target.
(2) Forfeited shares consists of 766 shares forfeited due to payout at less than 200% of target

DCRP

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. Annually, participants will receive a credit to an account administered by the Company of 10% of each participant’s annual base salary and cash bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock unit awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of a share of the common stock of the Company on the date of grant. For all active participants vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. In 2018, the DCRP was amended to provide the ability to tailor vesting terms for new participants.

For the years ended December 31, 2022, 2021 and 2020, the Company issued DCRP awards with a grant-date fair value of $267,000, $247,000 and $169,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the DCRP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Expense	$169	$135	$122
Related income tax benefit	36	29	26
Fair value of grants vested	174	118	129

DCRP award activity for the year ended December 31, 2022 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2022	7,006	$40.33
Granted	5,377	49.66
Vested	(4,001)	43.40
Forfeited	—	—
Nonvested at December 31, 2022	8,382	$44.85	14.0	$349	$332

NOTE 18 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) plan and the majority of its employees participate in it. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. For the years ended December 31, 2022, 2021, and 2020 expenses under the 401(k) plan matching contributions totaled $1.6 million, $1.5 million, and $1.5 million, respectively. For years prior to 2022, the Company, at its discretion, made profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For each of the years ended December 31, 2021 and 2020, these additional profit sharing contributions totaled 3% of employee eligible compensation, and expenses were $1.3 million and $1.4 million, respectively.

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

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,		December 31,
(In thousands)	2022	2021	2022	2021
Benefit obligations:
Beginning of year	$16,610	$16,031	$4,167	$4,420
Service cost	534	504	21	26
Interest cost	460	389	111	103
Actuarial (gain) loss	(1,996)	222	(863)	(202)
Benefits paid	(566)	(536)	(175)	(180)
End of year	15,042	16,610	3,261	4,167
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	566	536	175	180
Benefits paid	(566)	(536)	(175)	(180)
End of year	—	—	—	—
Unfunded status at end of year(1)	$15,042	$16,610	$3,261	$4,167
Amounts recognized in AOCI, net of tax:
Net actuarial loss (gain)	$412	$2,653	$(29)	$718
Prior service credit	—	—	(76)	(94)
Total	$412	$2,653	$(105)	$624
(1)    Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2022 and 2021 was $15.0 million and $16.5 million, respectively.

For the year ending December 31, 2022, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $0. All prior service costs have been fully amortized.

For the year ending December 31, 2022, the estimated actuarial gain and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $3,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the periods indicated:

	SERP			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In thousands)	2022	2021	2020	2022	2021	2020
Net periodic benefit cost:
Service cost(1)	$534	$504	$464	$21	$26	$28
Interest cost(2)	460	389	460	111	103	123
Recognized net actuarial loss(2)	859	778	623	88	116	78
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	1,853	1,671	1,547	196	221	205
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss arising during period	(1,996)	222	911	(863)	(202)	371
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial loss	(859)	(778)	(623)	(88)	(116)	(78)
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	(2,855)	(556)	288	(927)	(294)	317
Total recognized in net periodic benefit cost and OCI, before taxes	$(1,002)	$1,115	$1,835	$(731)	$(73)	$522
(1)    Presented in salaries and employee benefits on the consolidated statements of income.
(2)    Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs:

	SERP			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	5.1%	2.8%	2.5%	5.2%	2.8%	2.4%
Discount rate for net periodic benefit cost	2.8%	2.5%	3.2%	2.8%	2.4%	3.2%
Rate of compensation increase for benefit obligation	3.0%	3.0%	3.0%	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost	3.0%	3.0%	3.0%	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 7.5%	4.5% - 6.5%	4.5% - 6.5%

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2022.

For the year ending December 31, 2022, the expected contribution for the SERP is $873,000 and for the other postretirement benefits plan is $295,000. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2023	$873	$295
2024	1,136	287
2025	1,285	261
2026	1,285	248
2027	1,262	236
Next 5 years	6,256	1,129

NOTE 19 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$12,334	$16,555	$15,197
State	1,489	1,709	1,474
Total	13,823	18,264	16,671
Deferred:
Federal	1,743	(622)	(1,720)
State	42	(15)	(41)
Total	1,785	(637)	(1,761)
Income tax expense	$15,608	$17,627	$14,910

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21.0% as a result of the following:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Computed tax expense	$16,180	$18,195	$15,623
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	1,209	1,338	1,132
Low income housing credits	(846)	(591)	(500)
Tax exempt income	(732)	(782)	(894)
Income from life insurance	(399)	(496)	(532)
Share-based awards	(100)	(103)	33
Other	296	66	48
Income tax expense	$15,608	$17,627	$14,910
Income before income tax expense	$77,047	$86,641	$74,396
Effective tax rate	20.3%	20.3%	20.0%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2022		2021
(In thousands)	Asset	Liability	Asset	Liability
Net unrealized losses on AFS debt securities	$36,027	$—	$321	$—
Allowance for credit losses	8,640	—	7,837	—
Net operating loss and tax credit carryforward	7,913	—	8,741	—
Pension and other benefits	4,536	—	5,027	—
Deferred compensation and benefits	892	—	1,002	—
Deferred loan origination fees	—	(3,253)	—	(2,038)
Depreciation	—	(2,536)	—	(2,382)
Net unrealized (gains) losses on derivative instruments	—	(1,613)	528	—
Other	—	(389)	174	—
Gross deferred tax assets (liabilities)	$58,008	$(7,791)	$23,630	$(4,420)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$50,217		$19,210

At December 31, 2022 and 2021, the Company had $36.7 million and $40.5 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2022 and 2021 determined that no valuation allowance was necessary.

As of December 31, 2022, the Company's federal and state income tax returns for the years ended December 31, 2021, 2020 and 2019 were open to audit by federal and state authorities.
`

NOTE 20 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2022	2021	2020
Net income	$61,439	$69,014	$59,486
Dividends and undistributed earnings allocated to participating securities(1)	(162)	(190)	(149)
Net income available to common shareholders	$61,277	$68,824	$59,337
Weighted-average common shares outstanding for basic EPS	14,644,170	14,903,855	14,985,235
Dilutive effect of stock-based awards(2)	56,840	67,723	38,532
Weighted-average common and potential common shares for diluted EPS	14,701,010	14,971,578	15,023,767
Earnings per common share:
Basic EPS	$4.18	$4.62	$3.96
Diluted EPS	$4.17	$4.60	$3.95
Awards excluded from the calculation of diluted EPS(3):
Performance-based share units	—	2,403	1,849
Stock options	—	—	1,000
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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Trading Securities and Deferred Compensation. The fair value of trading securities and deferred compensation is reported using market quoted prices and has been classified as Level 1 as such securities and underlying securities are actively traded and no valuation adjustments have been applied.

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

Derivatives.  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of December 31, 2022 and 2021, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2022
Financial assets:
Trading securities	$3,990	$3,990	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	49,226	—	49,226	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	514,019	—	514,019	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	109,347	—	109,347	—
Subordinated corporate bonds	23,283	—	23,283	—
Loans held for sale	5,197	—	5,197	—
Customer loan swaps	14,802	—	14,802	—
Interest rate contracts	13,051	—	13,051	—
Fixed rate mortgage interest rate lock commitments	31	—	31	—
Forward delivery commitments	114	—	114	—
Financial liabilities:
Deferred compensation	$3,990	$3,990	$—	$—
Customer loan swaps	14,850	—	14,850	—
Interest rate contracts	5,515	—	5,515	—
Fixed rate mortgage interest rate lock commitments	87	—	87	—
Forward delivery commitments	—	—	—	—
December 31, 2021
Financial assets:
Trading securities	$4,428	$4,428	$—	$—
AFS debt securities:
Obligations of U.S. government-sponsored enterprises	8,344	—	8,344	—
Obligations of states and political subdivisions	117,478	—	117,478	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	1,000,257	—	1,000,257	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	358,849	—	358,849	—
Subordinated corporate bonds	22,558	—	22,558	—
Loans held for sale	5,815	—	5,815	—
Customer loan swaps	19,297	—	19,297	—
Interest rate contracts	5,589	—	5,589	—
Fixed rate mortgage interest rate lock commitments	371	—	371	—
Forward delivery commitments	86	—	86	—
Financial liabilities:
Deferred compensation	$4,428	$4,428	$—	$—
Customer loan swaps	19,485	—	19,485	—
Interest rate contracts	7,872	—	7,872	—
Fixed rate mortgage interest rate lock commitments	91	—	91	—
Forward delivery commitments	6	—	6	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2022 or 2021. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP, which may consist of collateral-dependent loans and servicing assets. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. As of December 31, 2022 and 2021, the Company did not have any material financial instruments measured and reported at fair value.

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

Non-Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company had no non-financial assets or non-financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021. Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets.

OREO. OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At December 31, 2022 and December 31, 2021, the Company did not have any
OREO properties.

Goodwill. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. Through its assessments, management concluded goodwill was not impaired for the years ended December 31, 2022 or, 2021.

Core Deposit Intangible Assets. Core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the years ended December 31, 2022 or 2021, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2022
Financial Assets:
HTM debt securities	$546,583	$506,193	$—	$506,193	$—
Commercial real estate loans(1)(2)	1,605,279	1,550,379	—	—	1,550,379
Commercial loans(2)	424,054	413,706	—	—	413,706
SBA PPP loans(2)	631	647	—	—	647
Residential real estate loans(2)	1,691,177	1,494,707	—	—	1,494,707
Home equity loans(2)	232,203	237,967	—	—	237,967
Consumer loans(2)	20,087	17,853	—	—	17,853
Servicing assets	2,458	4,412	—	—	4,412
Financial liabilities:
Time deposits	$300,451	$291,568	$—	$291,568	$—
Short-term borrowings	265,176	264,779	—	264,779	—
Subordinated debentures	44,331	31,032	—	31,032	—
December 31, 2021
Financial assets:
HTM debt securities	$1,291	$1,380	$—	$1,380	$—
Commercial real estate loans(1)(2)	1,474,087	1,435,794	—	—	1,435,794
Commercial loans(2)	359,512	356,463	—	—	356,463
SBA PPP loans(2)	35,934	37,133	—	—	37,133
Residential real estate loans(2)	1,300,314	1,297,592	—	—	1,297,592
Home equity loans(2)	208,934	205,920	—	—	205,920
Consumer loans(2)	19,437	17,551	—	—	17,551
Servicing assets	2,471	3,310	—	—	3,310
Financial liabilities:
Time deposits	$409,668	$409,264	$—	$409,264	$—
Short-term borrowings	211,608	211,586	—	211,586	—
Subordinated debentures	44,331	33,248	—	33,248	—
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

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2022	2021
ASSETS
Cash	$40,076	$34,339
Investment in subsidiary	460,753	558,045
Receivable from subsidiary	47	—
Other assets	9,410	19,259
Total assets	$510,286	$611,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$44,331	$44,331
Due to subsidiary	16	156
Other liabilities	14,660	25,862
Shareholders’ equity	451,279	541,294
Total liabilities and shareholders’ equity	$510,286	$611,643

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating Income
Dividend income from subsidiary	$31,700	$41,700	$39,400
Other income	19	7	103
Total operating income	31,719	41,707	39,503
Operating Expenses
Interest on borrowings	2,140	2,524	3,512
Fees to Bank	180	160	160
Other operating expenses	794	628	578
Total operating expenses	3,114	3,312	4,250
Income before equity in undistributed income of subsidiaries and income taxes	28,605	38,395	35,253
Equity in undistributed income of subsidiaries	32,129	29,869	23,299
Income before income taxes	60,734	68,264	58,552
Income tax benefit	705	750	934
Net Income	$61,439	$69,014	$59,486

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating Activities
Net income	$61,439	$69,014	$59,486
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(32,129)	(29,869)	(23,299)
Decrease (increase) in other assets	9,219	4,244	(5,228)
(Decrease) increase in due to subsidiaries	(187)	202	71
(Decrease) increase in other liabilities	(1,051)	(558)	(83)
Net cash provided by operating activities	37,291	43,033	30,947
Investing Activities
Proceeds from other investments	—	—	1,712
Net cash provided by investing activities	—	—	1,712
Financing Activities
Net proceeds from issuance of common stock	2,198	2,118	1,670
Common stock repurchases	(10,240)	(10,090)	(9,689)
Repayment of subordinated debt	—	(15,000)	—
Cash dividends paid on common stock	(23,512)	(21,081)	(19,842)
Net cash used in financing activities	(31,554)	(44,053)	(27,861)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,737	(1,020)	4,798
Cash, cash equivalents and restricted cash at beginning of year	34,339	35,359	30,561
Cash, cash equivalents and restricted cash at end of year	$40,076	$34,339	$35,359

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and its Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans
The Company's allowance for credit losses (ACL) on loans balance was $36.9 million at December 31, 2022. As described In Notes 1 and 3 to the financial statements, the ACL on loans reduces the loan portfolio to the net amount expected to be collected and represents the expected losses over the life of all loans at the reporting date. Management disaggregates the loan portfolio into pools of similar risk characteristics and utilizes a discounted cash flow (DCF) approach to calculate the expected loss for each segment. The DCF method incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. Loss drivers are used to calculate the expected probability of default over the forecast and reversion periods. The ACL on loans also considers qualitative factors based on management’s judgement.

We identified the determination of the forecasted economic scenarios and qualitative factors as a critical audit matter because auditing the underlying assumptions required a high degree of complexity and auditor judgment in the evaluation of the Company's methodology and assumptions and involves a high degree of estimation uncertainty.

Our audit procedures related to this critical audit matter include the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for credit losses on loans and tested such controls for design and operating effectiveness, including those over approval of key data inputs including forecasted economic scenarios, loss drivers and qualitative factors (such as economic and business conditions) including validation of underlying data.
•We tested the completeness and accuracy of data used by management in determining inputs to the forecasted economic scenarios and qualitative factors by agreeing those inputs to internal or external information sources.
•We tested management's forecasts of future economic loss drivers which include Maine unemployment, change in national gross domestic product (GDP) growth, change in Maine GDP growth and change in Maine Housing Price Index, by comparing these forecasts to external and internal information sources.
•We evaluated management's judgments and assumptions used in the development of the qualitative factors, including magnitude and directional consistency, and the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

We have served as the Company's auditor since 2014.

/s/ RSM US LLP

Des Moines, Iowa
March 10, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and its Subsidiary's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and our report dated March 10, 2023 expressed an unqualified opinion.

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

Des Moines, Iowa
March 10, 2023

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2022. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2022 was included within Item 1. Business — Information about our Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 23, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 23, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	—	$—	459,247
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	459,247
(1)     Represents the 500,000 shares available under the 2022 Equity and Incentive Plan less awards granted plus shares added back that cease to be subject to awards due to forfeiture, expiration, termination, lapse, cash settlement or otherwise.

Refer to Note 1 and Note 17 of the consolidated financial statements for further information related to the Company’s equity compensation plans.

Additional information required by this Item 12 can be found in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 23, 2023 under the heading “Common Stock Beneficially Owned by an Entity with 5% or More of Common Stock and Owned by Directors and Executive Officers.” That information is incorporated into this report by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 23, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 23, 2023.

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
3.3
Amendment to the Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on April 28, 2022).

3.4
Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-8 filed with the Commission on April 28, 2022).

4.1*	Description of Camden National Corporation's Securities Registered under Section 12 of the Exchange Act.
10.1+
Camden National Corporation 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the Commission on April 28, 2022).

10.2+
Camden National Corporation Second Amended and Restated Long-Term Performance Share Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 28, 2022).

10.3+
Camden National Corporation Second Amended and Restated Management Stock Purchase Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.4+
Camden National Corporation Third Amended and Restated Defined Contribution Retirement Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.5+
Camden National Corporation Amended and Restated Independent Directors' Equity Compensation Program, effective as of April 26, 2022 (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.6+
Form of Non-Executive Restricted Stock Award Agreement Under the 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

Exhibit No.	Definition
10.7+
Form of Executive Restricted Stock Award Agreement Under the 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.8+
Form of Restricted Stock Award Agreement Under the Second Amended and Restated Management Stock Purchase Program (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.9+
Form of Restricted Stock Unit Award Agreement for Company Employees Under the 2022 Equity and Incentive Plan with grant dates in 2022 (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.10+
Form of Performance Share Unit Award Agreement Under the Second Amended and Restated Long-Term Performance Share Program (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2022).

10.11+
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
10.15+
Camden National Corporation Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2022).

10.16+
Camden National Corporation Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2022).

10.17+	Camden National Corporation Audit Committee Complaint Procedures (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on March 2, 2011).
10.18+	Camden National Corporation Executive Annual Incentive Program (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-Q filed with the Commission on March 15, 2021).
10.19+
Form of Change in Control Agreement for chief executive officer and other executive officers (incorporated herein by reference to Exhibit 10.21 in the Company’s Form 10-K filed with the Commission on March 10, 2015).

10.20+
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

10.22+
Camden National Corporation 2020-2022 Amended and Restated Long-Term Performance Share Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on May 4, 2020).

10.23*+	Camden National Corporation Third Amended and Restated Management Stock Purchase Program, effective as of February 28, 2023.
10.24*+	Form of Restricted Stock Award Agreement Under the Third Amended and Restated Management Stock Purchase Program.
10.25*+	Form of Restricted Stock Unit Award Agreement for Company Employees Under the 2022 Equity and Incentive Plan, effective as of February 28, 2023.
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Definition
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	iXBRL (Inline eXtensible Business Reporting Language).

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

Date: March 10, 2023	CAMDEN NATIONAL CORPORATION
/s/ Gregory A. Dufour
Gregory A. Dufour President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gregory A. Dufour	President, Director and Chief Executive Officer	March 10, 2023
Gregory A. Dufour
/s/ Michael R. Archer	Chief Financial Officer and Principal Financial and Accounting Officer	March 10, 2023
Michael R. Archer
/s/ Lawrence J. Sterrs	Chair and Director	March 10, 2023
Lawrence J. Sterrs
/s/ Ann W. Bresnahan	Director	March 10, 2023
Ann W. Bresnahan
/s/ Craig N. Denekas	Director	March 10, 2023
Craig N. Denekas
/s/ David C. Flanagan	Director	March 10, 2023
David C. Flanagan
/s/ Rebecca K. Hatfield	Director	March 10, 2023
Rebecca K. Hatfield
/s/ S. Catherine Longley	Director	March 10, 2023
S. Catherine Longley
/s/ Marie J. McCarthy	Director	March 10, 2023
Marie J. McCarthy
/s/ Robert Dana Merrill	Director	March 10, 2023
Robert Dana Merrill
/s/ James H. Page	Director	March 10, 2023
James H. Page
/s/ Carl J. Soderberg	Director	March 10, 2023
Carl J. Soderberg
/s/ Robin A. Sawyer	Director	March 10, 2023
Robin A. Sawyer