Form 10-Q
period 2023-03-31
CAMDEN NATIONAL CORP
filed 2023-05-09
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 28, 2023: Common stock (no par value) 14,592,804 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$53,867	$50,566
Interest-bearing deposits in other banks (including restricted cash)	21,874	24,861
Total cash, cash equivalents and restricted cash	75,741	75,427
Investments:
Trading securities	3,971	3,990
Available-for-sale securities, at fair value (amortized cost of $777,621 and $796,960, respectively)	686,423	695,875
Held-to-maturity securities, at amortized cost (fair value of $510,999 and $506,193, respectively)	540,074	546,583
Other investments	19,414	12,713
Total investments	1,249,882	1,259,161
Loans held for sale, at fair value (book value of $4,539 and $5,259, respectively)	4,562	5,197
Loans	4,073,108	4,010,353
Less: allowance for credit losses on loans	(37,134)	(36,922)
Net loans	4,035,974	3,973,431
Goodwill	94,697	94,697
Core deposit intangible assets	1,415	1,563
Bank-owned life insurance	99,734	99,142
Premises and equipment, net	35,688	36,022
Deferred tax assets	47,281	50,217
Other assets	71,631	76,993
Total assets	$5,716,605	$5,671,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,047,491	$1,141,753
Interest checking	1,609,330	1,763,850
Savings and money market	1,409,861	1,439,622
Certificates of deposit	360,103	300,451
Brokered deposits	215,949	181,253
Total deposits	4,642,734	4,826,929
Short-term borrowings	486,318	265,176
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	78,348	84,136
Total liabilities	5,251,731	5,220,572
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,587,906 and 14,567,325 on March 31, 2023 and December 31, 2022, respectively	115,590	115,069
Retained earnings	468,755	462,164
Accumulated other comprehensive loss	(119,471)	(125,955)
Total shareholders’ equity	464,874	451,278
Total liabilities and shareholders’ equity	$5,716,605	$5,671,850

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2023	2022
Interest Income
Interest and fees on loans	$45,332	$32,035
Taxable interest on investments	5,963	5,789
Nontaxable interest on investments	763	764
Dividend income	219	106
Other interest income	448	164
Total interest income	52,725	38,858
Interest Expense
Interest on deposits	15,832	1,833
Interest on borrowings	2,085	131
Interest on junior subordinated debentures	528	529
Total interest expense	18,445	2,493
Net interest income	34,280	36,365
Provision (credit) for credit losses	2,002	(1,075)
Net interest income after provision (credit) for credit losses	32,278	37,440
Non-Interest Income
Debit card income	2,938	2,924
Service charges on deposit accounts	1,762	1,833
Income from fiduciary services	1,600	1,631
Brokerage and insurance commissions	1,093	994
Mortgage banking income, net	716	1,034
Bank-owned life insurance	592	576
Other income	1,165	833
Total non-interest income	9,866	9,825
Non-Interest Expense
Salaries and employee benefits	14,573	15,506
Furniture, equipment and data processing	3,211	3,132
Net occupancy costs	2,079	2,144
Debit card expense	1,201	1,066
Consulting and professional fees	1,055	1,007
Regulatory assessments	845	655
Amortization of core deposit intangible assets	148	156
Other expenses	3,053	2,543
Total non-interest expense	26,165	26,209
Income before income tax expense	15,979	21,056
Income Tax Expense	3,252	4,261
Net Income	$12,727	$16,795
Per Share Data
Basic earnings per share	$0.87	$1.14
Diluted earnings per share	$0.87	$1.13
Cash dividends declared per share	$0.42	$0.40
Weighted average number of common shares outstanding	14,573,122	14,741,271
Diluted weighted average number of common shares outstanding	14,631,542	14,822,332

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Income	$12,727	$16,795
Other comprehensive income (loss):
Net change in unrealized loss on debt securities, net of tax	9,094	(72,811)
Net change in unrealized gain on cash flow hedging derivatives, net of tax	(2,605)	2,945
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(5)	182
Other comprehensive income (loss)	6,484	(69,684)
Comprehensive Income (Loss)	$19,211	$(52,889)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
Net income	—	—	16,795	—	16,795
Other comprehensive loss, net of tax	—	—	—	(69,684)	(69,684)
Stock-based compensation expense	—	624	—	—	624
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	19,540	(114)	—	—	(114)
Common stock repurchased	(13,086)	(609)	—	—	(609)
Cash dividends declared ($0.40 per share)	—	—	(5,860)	—	(5,860)
Balance at March 31, 2022	14,746,410	$123,012	$435,347	$(75,913)	$482,446
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	12,727	—	12,727
Other comprehensive loss, net of tax	—	—	—	6,484	6,484
Stock-based compensation expense	—	459	—	—	459
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	20,581	62	—	—	62
Cash dividends declared ($0.42 per share)	—	—	(6,136)	—	(6,136)
Balance at March 31, 2023	14,587,906	$115,590	$468,755	$(119,471)	$464,874

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating Activities
Net Income	$12,727	$16,795
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(34,397)	(47,671)
Proceeds from the sale of mortgage loans	35,501	47,771
Gain on sale of mortgage loans, net of origination costs	(384)	(1,132)
Provision (credit) for credit losses	2,002	(1,075)
Depreciation and amortization expense	815	899
Investment securities amortization and accretion, net	605	1,217
Stock-based compensation expense	459	624
Amortization of core deposit intangible assets	148	156
Purchase accounting accretion, net	(34)	(80)
Net (increase) decrease in derivative collateral posted	(1,370)	24,070
(Increase) decrease in other assets	(189)	998
(Decrease) increase in other liabilities	(1,367)	178
Net cash provided by operating activities	14,516	42,750
Investing Activities
Proceeds from available-for-sale debt securities	18,888	69,572
Proceeds from sales, calls and maturities of available-for-sale debt securities	—	(77,865)
Proceeds from maturities of held-to-maturity securities	6,216	—
Net increase in loans	(63,055)	(102,976)
Purchase of Federal Home Loan Bank stock	(13,591)	(1,799)
Proceeds from sale of Federal Home Loan Bank stock	6,890	1,892
Purchase of premises and equipment	(495)	(393)
Recoveries of previously charged-off loans	107	62
Proceeds from the sale of other real estate owned	—	287
Net cash used in investing activities	(45,040)	(111,220)
Financing Activities
Net decrease in deposits	(184,195)	(32,225)
Net proceeds from borrowings less than 90 days	221,142	26,060
Common stock repurchases	—	(542)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	62	(114)
Cash dividends paid on common stock	(6,135)	(5,911)
Finance lease payments	(36)	(40)
Net cash provided (used in) by financing activities	30,838	(12,772)
Net increase (decrease) in cash, cash equivalents and restricted cash	314	(81,242)
Cash, cash equivalents, and restricted cash at beginning of period	75,427	220,625
Cash, cash equivalents and restricted cash at end of period	$75,741	$139,383
Supplemental information
Interest paid	17,840	2,470
Income taxes paid	146	150
Cash dividends declared, not paid	6,135	5,908
Unsettled common stock repurchase	—	67

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2023 and December 31, 2022, the consolidated statements of income for the three months ended March 31, 2023 and 2022, the consolidated statements of comprehensive (loss) income for the three months ended March 31, 2023 and 2022, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2023 and 2022, and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2023, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
CARES Act:	Coronavirus Aid, Relief, and Economic Security Act, signed into law in March 2020 in response to COVID-19	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLB:	Federal Home Loan Bank	SERP:	Supplemental executive retirement plans
FHLBB:	Federal Home Loan Bank of Boston	SOFR:	Secured Overnight Financing Rate
FHLMC:	Federal Home Loan Mortgage Corporation	TDR:	Troubled-debt restructured loan
FNMA:	Federal National Mortgage Association	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FOMC:	Federal Open Market Committee	U.S.:	United States of America
FRB:	Federal Reserve System Board of Governors

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted and updated its accounting policies for the following accounting standards that have been applied to the Company's interim consolidated financial statements for the three months ended March 31, 2023:

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12, which was adopted by the Company in 2018. This amendment renames the "last-of-layer" method to the "portfolio layer" method, permits non-repayable financial assets to be included in a closed portfolio hedged using the portfolio layer method, and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The Company adopted ASU 2022-01, as amended, effective January 1, 2023 and leveraged the "portfolio layer" method to enter into interest rate swaps to hedge fixed-rate residential mortgages during the three months ended March 31, 2023. There was no impact to the Company's consolidated financial statements upon adoption. Refer to Note 8 of the consolidated financial statements for further details.

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The FASB issued ASU 2022-02 to provide new guidance on TDRs and charge-offs for entities that have adopted ASU 2016-13. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis, and upon adoption there was no impact to the consolidated financial statements. The adoption of ASU 2022-02 eliminates the accounting and disclosure requirements for TDRs, including the requirement to measure the allowance using a discounted cash flow ("DCF") methodology. Beginning January 1, 2023, the Company no longer establishes a specific reserve for newly modified loans to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective segments, and the ACL is calculated utilizing models that consider the borrowers' probability of default, loss given default and exposure at default.

ASU 2022-02 also requires disclosure of modifications of loans to borrowers experiencing financial difficulty if the modification involves principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of any of these types of modifications. Additionally, ASU 2022-02 requires the disclosure of current period gross charge-offs by year of loss origination (vintage) which are required to be applied prospectively as of January 1, 2023, the Company's date of adoption. Refer to Note 4 of the consolidated financial statements for further details.

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). The FASB issued ASU 2023-02 to permit reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits or other tax benefits received. ASU 2023-02 is effective for interim and annual periods beginning after December 15, 2023. While the Company is currently evaluating, it does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of March 31, 2023 and December 31, 2022, the fair value of the Company's trading securities were $4.0 million. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
Obligations of states and political subdivisions	$49,142	$41	$(132)	$49,051
MBS issued or guaranteed by U.S. government-sponsored enterprises	585,249	214	(77,632)	507,831
CMO issued or guaranteed by U.S. government-sponsored enterprises	117,552	—	(11,319)	106,233
Subordinated corporate bonds	25,678	—	(2,370)	23,308
Total AFS debt securities	$777,621	$255	$(91,453)	$686,423
December 31, 2022
Obligations of states and political subdivisions	$49,678	$11	$(463)	$49,226
MBS issued or guaranteed by U.S. government-sponsored enterprises	598,845	131	(84,957)	514,019
CMO issued or guaranteed by U.S. government-sponsored enterprises	122,760	—	(13,413)	109,347
Subordinated corporate bonds	25,677	3	(2,397)	23,283
Total AFS debt securities	$796,960	$145	$(101,230)	$695,875

As of March 31, 2023 and December 31, 2022, there was no allowance carried on AFS debt securities.
In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into interest income on the consolidated statements of income. At March 31, 2023 the net unrealized losses on the transferred securities reported within AOCI were $50.9 million, net of a deferred tax asset of $13.9 million and at December 31, 2022 were $52.2 million, net of a deferred tax asset of $14.3 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at March 31, 2023, were $71.6 million, net of a deferred tax asset of $19.6 million and at December 31, 2022 were $79.4 million, net of a deferred tax asset of $21.7 million.

For the three months ended March 31, 2023 and 2022, the Company did not sell any AFS debt securities.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Obligations of states and political subdivisions	54	$19,151	$(48)	$10,384	$(84)	$29,535	$(132)
MBS issued or guaranteed by U.S. government-sponsored enterprises	172	3,310	(80)	488,861	(77,552)	492,171	(77,632)
CMO issued or guaranteed by U.S. government-sponsored enterprises	62	2,506	(56)	103,727	(11,263)	106,233	(11,319)
Subordinated corporate bonds	14	6,179	(412)	17,129	(1,958)	23,308	(2,370)
Total AFS debt securities	302	$31,146	$(596)	$620,101	$(90,857)	$651,247	$(91,453)
December 31, 2022
Obligations of states and political subdivisions	83	42,276	(463)	—	—	42,276	(463)
MBS issued or guaranteed by U.S. government-sponsored enterprises	175	118,290	(11,521)	381,355	(73,436)	499,645	(84,957)
CMO issued or guaranteed by U.S. government-sponsored enterprises	64	47,340	(4,589)	62,007	(8,824)	109,347	(13,413)
Subordinated corporate bonds	13	7,687	(384)	14,593	(2,013)	22,280	(2,397)
Total AFS debt securities	335	$215,593	$(16,957)	$457,955	$(84,273)	$673,548	$(101,230)

For the three months ended March 31, 2023 and 2022, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. AFS municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

At March 31, 2023 and December 31, 2022, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.0 million and $1.9 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at March 31, 2023, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,002	$1,003
Due after one year through five years	13,612	12,323
Due after five years through ten years	60,206	59,032
Due after ten years	—	—
Subtotal	74,820	72,358
Mortgage-related securities	702,801	614,065
Total	$777,621	$686,423

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
Obligations of U.S. government-sponsored enterprises	$7,491	$—	$(507)	$6,984
Obligations of states and political subdivisions	56,049	1,683	(760)	56,972
MBS issued or guaranteed by U.S. government-sponsored enterprises	314,589	—	(18,932)	295,657
CMO issued or guaranteed by U.S. government-sponsored enterprises	143,030	—	(10,628)	132,402
Subordinated corporate bonds	18,915	607	(538)	18,984
Total HTM debt securities	$540,074	$2,290	$(31,365)	$510,999
December 31, 2022
Obligations of U.S. government-sponsored enterprises	$7,457	$—	$(777)	$6,680
Obligations of states and political subdivisions	55,978	431	(1,610)	54,799
MBS issued or guaranteed by U.S. government-sponsored enterprises	317,406	—	(24,766)	292,640
CMO issued or guaranteed by U.S. government-sponsored enterprises	145,069	—	(13,724)	131,345
Subordinated corporate bonds	20,673	332	(276)	20,729
Total HTM debt securities	$546,583	$763	$(41,153)	$506,193
(1) Amortized cost presented above includes unamortized unrealized losses for March 31, 2023 and December 31, 2022: $1.1 million in obligations of U.S. government-sponsored enterprises for both periods, $6.0 million and $6.1 million in obligations of state and political subdivisions, $37.4 million and $38.4 million in mortgage-backed securities, $20.1 million and $20.7 million in collateralized mortgage obligations and $108,000 and $117,000 in subordinated corporate bonds.

Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions. For the three months ended March 31, 2023 and 2022, the Company recorded a provision for credit losses on its HTM debt securities portfolio of $1.8 million and $0, respectively. The provision for credit losses recorded during the three months ended March 31, 2023 was due to the write-off of a Signature Bank subordinated corporate bond, which was designated as HTM and previously carried no ACL, as the bank failed during the quarter. Additionally, the Company wrote-off accrued interest receivable due from the Signature Bank subordinated corporate bond of $8,000 during the three months ended March 31, 2023, and it was recorded as a reversal of interest income on the consolidated statements of income. The Company did not write-off any accrued interest for the three months ended March 31, 2022.

The Company evaluated its HTM debt securities with an amortized cost as of March 31, 2023 and December 31, 2022, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL at either date.

As of March 31, 2023 and December 31, 2022, none of the Company's HTM debt securities were past due or on non-accrual status. For the three months ended March 31, 2023 and 2022, the Company did not recognize any interest income on non-accrual HTM debt securities. At March 31, 2023 and December 31, 2022, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $1.5 million and $1.7 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the HTM debt securities accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at March 31, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,285	1,272
Due after five years through ten years	20,527	19,720
Due after ten years	60,643	61,947
Subtotal	82,455	82,939
Mortgage-related securities	457,619	428,060
Total	$540,074	$510,999

AFS and HTM Debt Securities Pledged

At March 31, 2023 and December 31, 2022, AFS and HTM debt securities with an amortized cost of $630.2 million and $821.9 million and estimated fair values of $560.3 million and $726.5 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three months ended March 31, 2023 and 2022.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
FHLBB	$14,040	$7,339
FRB	5,374	5,374
Total other investments	$19,414	$12,713

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,328,793	$1,292,443
Commercial real estate - owner-occupied	337,824	332,494
Commercial	421,099	430,131
Total commercial loans	2,087,716	2,055,068
Retail Loans:
Residential real estate	1,733,147	1,700,266
Home equity	232,512	234,428
Consumer	19,733	20,591
Total retail loans	1,985,392	1,955,285
Total loans	$4,073,108	$4,010,353

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Net unamortized fair value mark discount on acquired loans	$(279)	$(313)
Net unamortized loan origination costs	6,944	6,890
Total	$6,665	$6,577

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

SBA PPP Loans. Beginning in April 2020, the Company originated SBA PPP loans issued to qualifying businesses as part of the federal stimulus packages issued due to the COVID-19 pandemic. This program provided qualifying businesses a specialized, low-interest-rate loan by the U.S. Treasury Department and was administered by the SBA. SBA PPP loans provided borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilized the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. Effective May 31, 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program. At March 31, 2023 and December 31, 2022, five loans with a total principal balance of $583,000 and $648,000, respectively, remain outstanding and were presented in commercial loans.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At March 31, 2023 and December 31, 2022, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended March 31, 2023 and 2022, the Company sold $35.1 million and $46.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $384,000 and $1.1 million, respectively.

At March 31, 2023 and December 31, 2022, the Company had certain residential mortgage loans with a principal balance of $4.5 million and $5.3 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2023 and December 31, 2022, recorded an unrealized gain (loss) of $23,000 and ($62,000), respectively. For the three months ended March 31, 2023 and 2022, the Company recorded unrealized gains on loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $85,000 and $142,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2023 and December 31, 2022. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2023 and December 31, 2022, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	—	(312)	(18)	—	(4)	(334)
Recoveries	1	—	99	4	—	3	107
(Credit) provision for loan losses	(973)	108	(652)	1,737	215	4	439
Ending balance, March 31, 2023	$16,324	$2,470	$4,581	$10,812	$2,440	$507	$37,134
At or For The Three Months Ended March 31, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Charge-offs	—	—	(245)	—	—	(67)	(312)
Recoveries	1	2	57	—	—	2	62
(Credit) provision for loan losses	(2,263)	(202)	843	343	(34)	92	(1,221)
Ending balance, March 31, 2022	$16,572	$2,339	$4,857	$6,476	$1,435	$106	$31,785
At or For The Year Ended December 31, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Charge-offs	—	—	(1,042)	(66)	—	(134)	(1,242)
Recoveries	3	2	379	—	87	7	478
(Credit) provision for loan losses	(1,541)	(179)	1,907	3,022	669	552	4,430
Ending balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922

The ACL on loans increased $200,000 during the three months ended March 31, 2023, to $37.1 million. The net increase was driven by: an overall softening economy and the increasing likelihood of a recession and 2% loan growth during this period, which was primarily driven by residential real estate and commercial real estate - non-owner-occupied.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31, 2023, the Company's total exposure to the lessors of nonresidential buildings' industry and lessors of residential buildings' industry were 13% and 12% of total loans and 32% and 28% of total commercial real estate loans, respectively. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2023.

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

The Company periodically reassesses asset quality indicators to reflect appropriately the risk composition of the Company’s loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due over 90 days and non-accrual loans, including TDRs prior to adoption of ASU 2022-02, are considered non-performing.

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of the dates indicated:

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended March 31, 2023
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$32,495	$348,906	$292,459	$158,884	$123,148	$343,942	$—	$—	$1,299,834
Special mention (Grade 7)	—	—	166	356	252	388	—	—	1,162
Substandard (Grade 8)	—	177	123	1,255	200	26,042	—	—	27,797
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$32,495	$349,083	$292,748	$160,495	$123,600	$370,372	$—	$—	$1,328,793
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$17,730	$54,516	$79,464	$27,889	$21,962	$106,937	$—	$—	$308,498
Special mention (Grade 7)	—	—	—	—	—	404	—	—	404
Substandard (Grade 8)	—	8	2,228	—	19,993	6,693	—	—	28,922
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$17,730	$54,524	$81,692	$27,889	$41,955	$114,034	$—	$—	$337,824
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating
Pass (Grades 1-6)	$13,993	$68,567	$66,044	$30,359	$31,455	$45,211	$130,278	$30,254	$416,161
Special mention (Grade 7)	—	—	—	87	114	180	200	10	591
Substandard (Grade 8)	192	229	88	134	267	1,906	692	839	4,347
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$14,185	$68,796	$66,132	$30,580	$31,836	$47,297	$131,170	$31,103	$421,099
Gross charge-offs for the three months ended	$—	$—	$51	$9	$—	$172	$20	$60	$312
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$47,241	$544,518	$572,505	$236,212	$77,364	$252,040	$347	$—	$1,730,227
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	—	92	2,828	—	—	2,920
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$47,241	$544,518	$572,505	$236,212	$77,456	$254,868	$347	$—	$1,733,147
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating
Performing	$3,926	$25,674	$564	$338	$4,655	$15,125	$170,075	$11,717	$232,074
Non-performing	—	—	—	—	—	12	347	79	438
Total home equity	$3,926	$25,674	$564	$338	$4,655	$15,137	$170,422	$11,796	$232,512
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating
Performing	$1,441	$7,204	$3,359	$1,455	$826	$2,662	$2,786	$—	$19,733
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,441	$7,204	$3,359	$1,455	$826	$2,662	$2,786	$—	$19,733
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$4	$—	$—	$4

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$339,171	$287,749	$160,621	$125,029	$108,823	$242,024	$—	$—	$1,263,417
Special mention (Grade 7)	—	167	364	259	75	321	—	—	1,186
Substandard (Grade 8)	—	127	1,306	203	7,798	18,406	—	—	27,840
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$339,171	$288,043	$162,291	$125,491	$116,696	$260,751	$—	$—	$1,292,443
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$60,127	$80,781	$28,378	$23,381	$39,554	$70,568	$—	$—	$302,789
Special mention (Grade 7)	—	2,053	—	19,992	—	411	—	—	22,456
Substandard (Grade 8)	17	—	—	—	3,266	3,966	—	—	7,249
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$60,144	$82,834	$28,378	$43,373	$42,820	$74,945	$—	$—	$332,494
Commercial
Risk rating
Pass (Grades 1-6)	$73,537	$70,110	$32,272	$33,491	$22,271	$26,245	$135,157	$30,191	$423,274
Special mention (Grade 7)	—	—	93	141	70	189	1,196	12	1,701
Substandard (Grade 8)	149	52	133	216	846	1,524	50	2,186	5,156
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$73,686	$70,162	$32,498	$33,848	$23,187	$27,958	$136,403	$32,389	$430,131
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$533,035	$579,216	$244,691	$79,492	$50,214	$210,262	$340	$—	$1,697,250
Special mention (Grade 7)	—	—	—	—	—	23	—	—	23
Substandard (Grade 8)	—	—	—	—	163	2,830	—	—	2,993
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$533,035	$579,216	$244,691	$79,492	$50,377	$213,115	$340	$—	$1,700,266
Home equity
Risk rating
Performing	$26,712	$693	$341	$4,842	$7,730	$8,551	$173,338	$11,735	$233,942
Non-performing	—	—	—	—	—	27	377	82	486
Total home equity	$26,712	$693	$341	$4,842	$7,730	$8,578	$173,715	$11,817	$234,428
Consumer
Risk rating
Performing	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
March 31, 2023
Commercial real estate - non-owner-occupied	$34	$—	$10	$44	$1,328,749	$1,328,793	$—
Commercial real estate - owner-occupied	77	—	47	124	337,700	337,824
Commercial	965	79	465	1,509	419,590	421,099	—
Residential real estate	283	194	459	936	1,732,211	1,733,147	—
Home equity	552	106	151	809	231,703	232,512	—
Consumer	32	29	—	61	19,672	19,733	—
Total	$1,943	$408	$1,132	$3,483	$4,069,625	$4,073,108	$—
December 31, 2022
Commercial real estate - non-owner-occupied	$267	$—	$11	$278	$1,292,165	$1,292,443	$—
Commercial real estate - owner-occupied	55	—	47	102	332,392	332,494	—
Commercial	667	134	640	1,441	428,690	430,131	—
Residential real estate	852	186	524	1,562	1,698,704	1,700,266	—
Home equity	357	—	171	528	233,900	234,428	—
Consumer	23	11	—	34	20,557	20,591	—
Total	$2,221	$331	$1,393	$3,945	$4,006,408	$4,010,353	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs prior to adoption of ASU 2022-02) by portfolio segment as of the dates indicated:

	March 31, 2023			December 31, 2022
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$—	$10	$10	$—	$11	$11
Commercial real estate - owner-occupied	—	47	47	—	46	46
Commercial	606	142	748	415	300	715
Residential real estate	1,359	356	1,715	1,314	419	1,733
Home equity	377	61	438	421	65	486
Consumer	—	—	—	—	—	—
Total	$2,342	$616	$2,958	$2,150	$841	$2,991

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs prior to adoption of ASU 2022-02) by portfolio segment and collateral type, as of the dates indicated:

	March 31, 2023			December 31, 2022
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Residential real estate	$325	$—	$325	$387	$—	$387
Home equity	—	—	—	—	—	—
Total	$325	$—	$325	$387	$—	$387

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $25,000 and $46,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three months ended March 31, 2023 and 2022. At March 31, 2023 and December 31, 2022, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $11.0 million and $10.3 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted prospectively ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 provided guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, the Company evaluates all loan modifications made to borrowers experiencing financial difficulty, according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loan modifications for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan.

We offer several types of loans and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, we may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. There were no modified loans that required disclosure for the three months ended March 31, 2023.

Troubled Debt Restructuring Disclosures Prior to Adoption of ASU 2022-02

Prior to the Company's adoption of ASU 2022-02, which became effective for the Company on January 1, 2023, TDRs consisted of loans where the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise consider. TDRs typically involved term modifications or a reduction of either interest or principal. Once such an obligation has been restructured, it will remain a TDR until paid in full, or until the loan is again restructured at current market rates and no concessions are granted.

The specific reserve allowance was determined by discounting the total expected future cash flows from the borrower at the original loan interest rate, or if the loan is currently collateral-dependent, using net realizable value, which was obtained through independent appraisals and internal evaluations. The following is a summary of TDRs prior to adoption of ASU 2022-02, by portfolio segment, and the associated specific reserve included within the ACL as of December 31, 2022:

	Number of Contracts	Recorded Investment	Specific Reserve
(In thousands, except number of contracts)	December 31, 2022	December 31, 2022	December 31, 2022
Commercial real estate - owner-occupied	1	$113	$50
Commercial	—	—	—
Residential real estate	18	2,208	$307
Consumer and home equity	3	245	9
Total	22	$2,566	$366

At December 31, 2022, the Company had performing and non-performing TDRs with a recorded investment balance of $2.1 million and $452,000, respectively.

The following represents loan modifications that qualify as TDRs as of December 31, 2022 that occurred during the period indicated:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
(In thousands, except number of contracts)	December 31, 2022	December 31, 2022	December 31, 2022	December 31, 2022
Home equity:
Interest rate concession and payment deferral	—	$—	$—	$—
Maturity concession	1	69	96	—
Total	1	$69	$96	$—

For the year ended December 31, 2022, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At March 31, 2023 and December 31, 2022, the Company had $450,000 and $481,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.8 billion at March 31, 2023 and December 31, 2022, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated. The Company did not have any long-term borrowings as of the dates indicated.

(In thousands)	March 31, 2023	December 31, 2022
Short-Term Borrowings:
Customer repurchase agreements	$196,918	$196,451
Overnight borrowings	189,400	18,725
FHLBB borrowings	100,000	50,000
Total short-term borrowings	$486,318	$265,176

The Company has two tranches of junior subordinated debentures in the amount of $44.3 million as of March 31, 2023 and December 31, 2022. Refer to Note 10 of the consolidated financial statements for further details.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$174,276	$99,105
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	22,642	94,328
Obligations of states and political subdivisions	—	3,018
Total	$196,918	$196,451
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At March 31, 2023 and December 31, 2022, certain customers held CDs totaling $617,000 and $616,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$779,402	$817,772
Standby letters of credit	6,769	6,801
Total	$786,171	$824,573

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of March 31, 2023 and December 31, 2022, the ACL on off-balance sheet credit exposures was $3.0 million and $3.3 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2023 and 2022, the (credit) provision for credit losses on off-balance sheet credit exposures was ($275,000) and $161,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2023 and December 31, 2022, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three months ended March 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as, cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $2.5 million will be reclassified as a decrease to interest expense and an additional $3.0 million will be reclassified as a decrease to interest income over the next 12 months.

Interest Rate Contracts - Fair Value Hedges. Derivatives designated as fair value hedges are utilized to mitigate the risk of changes in the fair values of recognized assets and liabilities. The Company uses interest rate contracts in this manner to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.

Changes in the fair value of the derivatives and changes in the fair value of the hedged item due to changes in the hedged risk are recognized in earnings in the same line item. If a hedge is terminated, but the hedged item was not derecognized, all remaining adjustments to the carrying amount of the hedged item are amortized over a period that is consistent with the amortization of other discounts or premiums associated with the hedged item.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
March 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$60,000	Other assets	$10,996	$433,000	Accrued interest and other liabilities	$6,859
Total derivatives designated as hedging instruments			$10,996			$6,859
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$288,076	Other assets	$11,479	$288,076	Accrued interest and other liabilities	$11,554
Risk participation agreements	21,696	Other assets	—	44,127	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	6,883	Other assets	71	5,843	Accrued interest and other liabilities	43
Forward delivery commitments	2,887	Other assets	32	1,651	Accrued interest and other liabilities	14
Total derivatives not designated as hedging instruments			$11,582			$11,611
December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$13,051	$133,000	Accrued interest and other liabilities	$5,515
Total derivatives designated as hedging instruments			$13,051			$5,515
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$260,130	Other assets	$14,802	$345,545	Accrued interest and other liabilities	$14,850
Risk participation agreements	21,818	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	4,493	Other assets	31	9,597	Accrued interest and other liabilities	87
Forward delivery commitments	5,259	Other assets	114	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$14,947			$14,937
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans(1)	$301,552	$—	$(1,552)	$—
Total	$301,552	$—	$(1,552)	$—
(1)     These amounts include the amortized cost basis of closed portfolios of fixed rate assets used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $853.7 million and the amounts of the designated hedged items were $300.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended March 31, 2023
Interest rate contracts	$182	$182	$—	Interest and fees on loans	$(717)	$(717)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	(796)	(796)	—	Interest on borrowings	487	487	—
Interest rate contracts	(934)	(934)	—	Interest on junior subordinated debentures	133	133	—
Total	$(1,549)	$(1,549)	$—		$209	$209	$—

For the Three Months Ended March 31, 2022
Interest rate contracts	$(3,011)	$(3,011)	$—	Interest and fees on loans	$382	$382	$—
Interest rate contracts	3,488	3,488	—	Interest on deposits	(149)	(149)	—
Interest rate contracts	3,158	3,158		Interest on junior subordinated debentures	(351)	(351)
Total	$3,635	$3,635	$—		$(118)	$(118)	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2023				2022
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$45,332	$15,832	$2,085	$528	$32,035	$1,833	$529
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$1,552	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$(1,077)	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(717)	$306	$487	$133	$382	$(149)	$(351)
Amount of gain (loss) reclassified from AOCI into income - included component	$(717)	$306	$487	$133	$382	$(149)	$(351)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(Dollars in thousands)		2023	2022
Customer loan swaps	Other expense	$(27)	$94
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	84	(459)
Forward delivery commitments	Mortgage banking income, net	(96)	166
Total		$(39)	$(199)

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

As of March 31, 2023 and December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $11.6 million and $14.8 million, respectively. As of March 31, 2023 and December 31, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $0, respectively. If the Company had breached any of these provisions at March 31, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $11.6 million and $14.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2023
Derivative assets:
Customer loan swaps - commercial customer(2)	$11,479	$—	$11,479	$—	$—	$11,479
Interest rate contracts(3)	10,996	—	10,996	—	(10,889)	107
Total	$22,475	$—	$22,475	$—	$(10,889)	$11,586
Derivative liabilities:
Customer loan swaps - dealer bank(3)	$11,554	$—	$11,554	$—	$—	$11,554
Interest rate contracts(3)	6,859	—	6,859	—	6,859	—
Total	$18,413	$—	$18,413	$—	$6,859	$11,554
Customer repurchase agreements	$196,918	$—	$196,918	$196,918	$—	$—
December 31, 2022
Derivative assets:
Customer loan swaps - dealer bank(3)	$14,802	$—	$14,802	$—	$—	$14,802
Interest rate contracts(3)	13,051	—	13,051	—	(10,915)	2,136
Total	$27,853	$—	$27,853	$—	$(10,915)	$16,938
Derivative liabilities:
Customer loan swaps - commercial customer(2)	$14,850	$—	14,850	$—	$—	$14,850
Interest rate contracts(3)	5,515	—	5,515	—	5,515	—
Total	$20,365	$—	$20,365	$—	$5,515	$14,850
Customer repurchase agreements	$196,451	$—	$196,451	$196,451	$—	$—
(1)    The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    The Company manages its net exposure on its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its commercial customers as part of its contract..
(3)    Interest rate swap contracts were completed with the same dealer bank. The Company maintains a master netting arrangement with each counterparty and settles collateral on a net basis for all contracts
NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at March 31, 2023 and December 31, 2022, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2023 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2023		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2022		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$564,967	13.95%	10.50%	10.00%	$557,571	13.80%	10.50%	10.00%
Tier 1 risk-based capital ratio	524,843	12.96%	8.50%	6.00%	517,385	12.81%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	481,843	11.90%	7.00%	N/A	474,385	11.74%	7.00%	N/A
Tier 1 leverage capital ratio(1)	524,843	9.24%	4.00%	N/A	517,385	9.22%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$532,658	13.18%	10.50%	10.00%	$525,346	13.03%	10.50%	10.00%
Tier 1 risk-based capital ratio	492,534	12.19%	8.50%	8.00%	485,160	12.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	492,534	12.19%	7.00%	6.50%	485,160	12.03%	7.00%	6.50%
Tier 1 leverage capital ratio	492,534	8.68%	4.00%	5.00%	485,160	8.65%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At March 31, 2023 and December 31, 2022, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$9,885	$(2,125)	$7,760	$(92,753)	$19,942	$(72,811)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	(1,699)	365	(1,334)	—	—	—
Net change in fair value	11,584	(2,490)	9,094	(92,753)	19,942	(72,811)
Cash Flow Hedges:
Change in fair value	(3,109)	668	(2,441)	3,635	(782)	2,853
Less: reclassified AOCI gain (loss) into interest expense(2)	926	(199)	727	(500)	108	(392)
Less: reclassified AOCI (loss) gain into interest income(3)	(717)	154	(563)	382	(82)	300
Net change in fair value	(3,318)	713	(2,605)	3,753	(808)	2,945
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(4)	(6)	1	(5)	232	(50)	182
Other comprehensive income (loss)	$8,260	$(1,776)	$6,484	$(88,768)	$19,084	$(69,684)
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive income (loss) before reclassifications	7,760	(2,441)	—	5,319
Less: Amounts reclassified from AOCI	(1,334)	164	5	(1,165)
Other comprehensive income (loss)	9,094	(2,605)	(5)	6,484
Balance at March 31, 2023	$(122,445)	$3,286	$(312)	$(119,471)

Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(72,811)	2,853	—	(69,958)
Less: Amounts reclassified from AOCI	—	(92)	(182)	(274)
Other comprehensive (loss) income	(72,811)	2,945	182	(69,684)
Balance at March 31, 2022	$(73,984)	$1,166	$(3,095)	$(75,913)
(1)    All amounts are net of tax

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

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2023	2022
Debit card interchange income	Debit card income	$2,938	$2,924
Services charges on deposit accounts	Service charges on deposit accounts	1,762	1,833
Fiduciary services income	Income from fiduciary services	1,600	1,631
Investment program income	Brokerage and insurance commissions	1,093	994
Other non-interest income	Other income	422	400
Total non-interest income within the scope of ASC 606		7,815	7,782
Total non-interest income not in scope of ASC 606		2,051	2,043
Total non-interest income		$9,866	$9,825

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit costs were as follows for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended March 31,
Net periodic pension cost		2023	2022
Service cost	Salaries and employee benefits	$70	$133
Interest cost	Other expenses	189	115
Recognized net actuarial loss	Other expenses	—	216
Total		$259	$464

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended March 31,
Net periodic postretirement benefit cost		2023	2022
Service cost	Salaries and employee benefits	$3	$5
Interest cost	Other expenses	40	28
Recognized net actuarial (gain) loss	Other expenses	(1)	22
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$36	$49

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2023	2022
Net income	$12,727	$16,795
Dividends and undistributed earnings allocated to participating securities(1)	(25)	(43)
Net income available to common shareholders	$12,702	$16,752
Weighted-average common shares outstanding for basic EPS	14,573,122	14,741,271
Dilutive effect of stock-based awards(2)	58,420	81,061
Weighted-average common and potential common shares for diluted EPS	14,631,542	14,822,332
Earnings per common share:
Basic EPS	$0.87	$1.14
Diluted EPS	$0.87	$1.13
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	1,141	1,027
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of March 31, 2023 and December 31, 2022, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2023
Financial assets:
Trading securities	$3,971	$3,971	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	49,051	—	49,051	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	507,831	—	507,831	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	106,233	—	106,233	—
Subordinated corporate bonds	23,308	—	23,308	—
Loans held for sale	4,562	—	4,562	—
Customer loan swaps	11,479	—	11,479	—
Interest rate contracts	10,996	—	10,996	—
Fixed rate mortgage interest rate lock commitments	71	—	71	—
Forward delivery commitments	32	—	32	—
Financial liabilities:
Deferred compensation	$3,971	$3,971	$—	$—
Customer loan swaps	11,554	—	11,554	—
Interest rate contracts	6,859	—	6,859	—
Fixed rate mortgage interest rate lock commitments	43	—	43	—
Forward delivery commitments	14	—	14	—
December 31, 2022
Financial assets:
Trading securities	$3,990	$3,990	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	49,226	—	49,226	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	514,019	—	514,019	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	109,347	—	109,347	—
Subordinated corporate bonds	23,283	—	23,283	—
Loans held for sale	5,197	—	5,197	—
Customer loan swaps	14,802	—	14,802	—
Interest rate contracts	13,051	—	13,051	—
Fixed rate mortgage interest rate lock commitments	31	—	31	—
Forward delivery commitments	114	—	114	—
Financial liabilities:
Deferred compensation	$3,990	$3,990	$—	$—
Customer loan swaps	14,850	—	14,850	—
Interest rate contracts	5,515	—	5,515	—
Fixed rate mortgage interest rate lock commitments	87	—	87	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP, which may consist of collateral-dependent loans and servicing assets. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. As of March 31, 2023 and March 31, 2022, the Company did not have any material financial instruments measured and reported at fair value.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets or non-financial liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and March 31, 2022. Non-financial assets measured at fair value on a non-recurring basis consist of OREO, goodwill and core deposit intangible assets.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At March 31, 2023 and December 31, 2022, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2023, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2023, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2023
Financial assets:
HTM debt securities	$540,074	$510,999	$—	$510,999	$—
Commercial real estate loans(1)(2)	1,647,823	1,586,974	—	—	1,586,974
Commercial loans(2)	416,518	405,429	—	—	404,847
Residential real estate loans(2)	1,722,335	1,509,387	—	—	1,509,387
Home equity loans(2)	230,072	228,821	—	—	228,821
Consumer loans(2)	19,226	16,993	—	—	16,993
Servicing assets	2,413	4,187	—	—	4,187
Financial liabilities:
Time deposits	$360,103	$351,795	$—	$351,795	$—
Short-term borrowings	486,318	485,505	—	485,505	—
Subordinated debentures	44,331	31,918	—	31,918	—
December 31, 2022
Financial assets:
HTM debt securities	$546,583	$506,193	$—	$506,193	$—
Commercial real estate loans(1)(2)	1,605,279	1,550,379	—	—	1,550,379
Commercial loans(2)	424,685	414,353	—	—	414,353
Residential real estate loans(2)	1,691,177	1,494,707	—	—	1,494,707
Home equity loans(2)	232,203	237,967	—	—	237,967
Consumer loans(2)	20,087	17,853	—	—	17,853
Servicing assets	2,458	4,412	—	—	4,412
Financial liabilities:
Time deposits	$300,451	$291,568	$—	$291,568	$—
Short-term borrowings	265,176	264,779	—	264,779	—
Subordinated debentures	44,331	31,032	—	31,032	—
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
•turmoil and volatility in the financial services industry, including failures or rumors of failures of other depository institutions, which could affect the ability of depository institutions, including Camden National Bank, to attract and retain depositors, and could affect the ability of financial services providers, including the Company, to borrow or raise capital;

•actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions;
•increases in deposit insurance assessments due to bank failures;
•changes to regulatory capital requirements in response to recent development affecting the banking sector; and
•questions about the soundness of one or more financial institutions with which the Company does business.

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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income, as presented	$12,727	$16,795
Add: amortization of core deposit intangible assets, net of tax(1)	117	123
Net income, adjusted for amortization of core deposit intangible assets	$12,844	$16,918
Average equity, as presented	$462,651	$525,438
Less: average goodwill and core deposit intangible assets	(96,191)	(96,815)
Average tangible equity	$366,460	$428,623
Return on average equity	11.16%	12.96%
Return on average tangible equity	14.21%	16.01%
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

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Non-interest expense, as presented	$26,165	$26,209
Net interest income, as presented	$34,280	$36,365
Add: effect of tax-exempt income(1)	229	226
Non-interest income, as presented	9,866	9,825
Adjusted net interest income plus non-interest income	$44,375	$46,416
Ratio of non-interest expense to total revenues(2)	59.27%	56.74%
Efficiency ratio	58.96%	56.47%
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

	Three Months Ended March 31,
(In thousands)	2023	2022
Net interest income, as presented	$34,280	$36,365
Add: effect of tax-exempt income(1)	229	226
Net interest income (fully-taxable equivalent)	$34,509	$36,591
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

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income, as presented	$12,727	$16,795
Add: income tax expense, as presented	3,252	4,261
Add: provision (credit) for credit losses, as presented	2,002	(1,075)
Earnings before income taxes and provision for credit losses	17,981	19,981
Less: SBA PPP loan income	(4)	(1,033)
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$17,977	$18,948

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

(In thousands, except number of shares, per share data and ratios)	March 31, 2023	December 31, 2022
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$464,874	$451,278
Less: goodwill and core deposit intangible assets	(96,112)	(96,260)
Tangible shareholders’ equity	$368,762	$355,018
Shares outstanding at period end	14,587,906	14,567,325
Book value per share	$31.87	$30.98
Tangible book value per share	$25.28	$24.37
Tangible Common Equity Ratio:
Total assets	$5,716,605	$5,671,850
Less: goodwill and core deposit intangible assets	(96,112)	(96,260)
Tangible assets	$5,620,493	$5,575,590
Common equity ratio	8.13%	7.96%
Tangible common equity ratio	6.56%	6.37%

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

(In thousands)	March 31, 2023	December 31, 2022
Total deposits	$4,642,734	$4,826,929
Less: certificates of deposit	(360,103)	(300,451)
Less: brokered deposits	(215,949)	(181,253)
Core deposits	$4,066,682	$4,345,225

Average Core Deposits. Average core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and at a lower interest rate cost. The Company calculates average core deposits as total average deposits (excluding average brokered deposits, as disclosed on the Average Balance, Interest and Yield/Rate Analysis tables) less average certificates of deposit. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	Three Months Ended March 31,
(In thousands)	2023	2022
Total average deposits(1)	$4,520,424	$4,380,035
Less: average certificates of deposit	(320,209)	(304,720)
Average core deposits	$4,200,215	$4,075,315
(1)    Brokered deposits excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

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

There have been no material changes to the Company's critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2022. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.7 billion in assets at March 31, 2023, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is now registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

First Quarter Update. Throughout the first quarter of 2023, the interest rate environment remained volatile, highlighted by the 10-year U.S Treasury ranging from 3.37% to 4.08% and averaging 3.65% for the quarter. The yield curve continues to be inverted, and for the first quarter of 2023 the average 3-month U.S. Treasury was 114 basis points higher than the average 10-year U.S. Treasury. The volatility in interest rates and prolonged inverted yield curve continues to be the result of rising interest rates in response to inflationary pressures in the U.S., but were amplified further by the failing of two regional banks in March 2023, and concerns that additional banks could fail, which did subsequently occur on May 1, 2023. As a result of the turbulence in the banking industry in the first quarter of 2023, the focus across much of the industry quickly transitioned from earnings to financial position.

The Company's financial footing is strong based on firm fundamentals that are supported by a diverse deposit base, a strong liquidity position, excellent asset quality and regulatory capital that is well in excess of all required levels. The following are a few metrics that highlight the Company's financial strength as of March 31, 2023:
•Uninsured and uncollateralized1 deposits were 15% of total deposits, compared to 16% as of December 31, 2022, which speaks to the diversification of our depositor base.
1 Uncollateralized deposits are customer deposit balances for which the Company has not pledged any of its assets, including investment securities, or provided any other type of guarantee.

•Primary liquidity sources, which consists of cash, investment securities and FHLBB and FRB borrowing capacity, totaled $1.3 billion, which was approximately 1.9 times total uninsured and uncollateralized deposits.
•Annualized net charge-offs for the first quarter of 2023 were 0.02%, compared to 0.03% for the fourth quarter of 2022 and 0.02% for the first quarter of 2022.
•Non-performing assets were 0.09% of total assets and past due loans were 0.05% of total loans, compared to 0.09% and 0.06%, respectively, as of December 31, 2022.
•Equity to assets ratio was 8.13% and tangible common equity ratio (non-GAAP) was 6.56%, compared to 7.96% and 6.37%, respectively, as of December 31, 2022.
•Common Equity Tier 1 risk-based capital ratio was 11.90%, which exceeded the minimum regulatory capital required for capital adequacy plus the capital conservation buffer by 4.90%.

Like many others across the banking industry, the Company's earnings have been affected by the inverted yield curve, as deposit and funding costs have risen at a faster pace than our assets have repriced, which in turn has resulted in continued compression of our net interest margin. Our net interest margin for the first quarter of 2023 was 2.54%, compared to 2.76% for the fourth quarter of 2022 and 2.87% for the first quarter of 2022. We have taken, and continue to take, actions to manage net interest margin closely, including, but not limited to, disciplined loan and deposit pricing, as well as the utilization of interest rate swaps and brokered and retail CDs to reduce our exposure to rising short-term interest rates. The results of these actions can be seen in our interest rate risk position as of March 31, 2023, which is detailed in our interest rate risk modeling within "—Risk Management—Interest Rate Risk," as the Company's net interest income at risk over a 12-month period improved in an up 200 basis points scenario (based on our model as described). As of March 31, 2023, net interest income would decrease 2.24% in an up 200 basis point scenario, as compared to a decrease of 3.93% as of December 31, 2022.

The Company's investment portfolio continues to be a primary source of liquidity through investment cash flows, as well as the ability to pledge securities as collateral for funding. As of March 31, 2023, the fair value of the Company's bond portfolio was $1.2 billion and was in a net unrealized loss position of $122.0 million. We did not purchase any investments during the first quarter of 2023, as we used investment cash flows to fund incremental loan growth. The investment portfolio continues to be primarily made up of agency-backed MBS and CMO, but also contains subordinated corporate bonds and municipal securities as further described within "—Financial Condition—Investments." While the investment portfolio consists primarily of highly-rated securities, the Company did fully charge-off of a $1.8 million Signature Bank bond due to Signature Bank's failure in March 2023. As of March 31, 2023, we did not have any other exposures to failed banks. The weighted-average life and duration of our bond portfolio as of March 31, 2023, was 8.2 years and 5.7 years, respectively, compared to 7.8 years and 5.8 years, respectively, as of December 31, 2022.

Discussed below is further information on the Company's financial performance for the first quarter of 2023 and its current financial position.

Operating Results. Net income for the first quarter of 2023 was $12.7 million, a decrease of $4.1 million or 24%, compared to the first quarter of 2022, and diluted EPS decreased $0.26, or 23%, to $0.87 for the first quarter of 2023 compared to the same period last year. Earnings before income taxes, provision expense and SBA PPP loan income (non-GAAP) for the first quarter of 2023 were $18.0 million, a decrease of $971,000, or 5%, between periods.

The key drivers of the decrease in net income between the quarter ended March 31, 2023 and 2022 included:
•A decrease in net interest income of $2.1 million, or 6%, driven by a decrease in net interest margin between periods of 33 basis points, which more than offset the increase in average interest-earnings assets between periods of 6%.
•An increase in provision for credit losses of $3.1 million between periods. For the first quarter of 2023, the Company recorded a provision of $2.0 million that was primarily driven by the full charge-off of a $1.8 million Signature Bank bond due to Signature Bank's failure in March 2023. For the first quarter of 2022, the Company recorded negative provision expense (or a credit) of $1.1 million as it released a portion of its ACL on loans it established in 2020 at the onset of the COVID-19 pandemic.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended March 31,
	2023	2022
Return on average assets (annualized)	0.91%	1.26%
Return on average equity (annualized)	11.16%	12.96%
Return on average tangible equity (annualized) (non-GAAP)	14.21%	16.01%
Ratio of non-interest expense to total revenues	59.27%	56.74%
Efficiency ratio (non-GAAP)	58.96%	56.47%
Overhead ratio (non-interest expense divided by average assets) (annualized)	1.84%	1.93%

Asset Quality. As of March 31, 2023 and December 31, 2022, the Company's credit quality metrics remained strong with non-performing loans totaling 0.13%. We continue to monitor the Company's loan portfolio closely for any leading indicators of potential stress.

As previously noted, in the first quarter of 2023, we fully wrote-off a $1.8 million investment in a Signature Bank bond. Our corporate and municipal bond portfolio continues to be of high credit quality, and we have since re-evaluated these portfolios and do not see any further credit risk at this time. As of March 31, 2023, there was no allowance or impairments recorded on the Company's investment portfolio.

Shareholders' Equity. As of March 31, 2023, the Company's regulatory capital ratios were each well in excess of regulatory capital requirements.

The Company announced a cash dividend of $0.42 per share, payable on April 28, 2023, to shareholders of record on April 14, 2023, representing an annualized dividend yield of 4.64%, based on the Company's closing share price of $36.19, as reported by NASDAQ on March 31, 2023.

In January 2023, we announced a new share repurchase program was approved by the Company’s Board of Directors for up to 750,000 shares, or approximately 5% of total shares outstanding as of December 31, 2022, and the termination of our share repurchase program that was opened in 2022.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended March 31, 2023, net interest income was 78% of total revenues, compared to 79% for the quarter ended March 31, 2022. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income on a fully-taxable equivalent basis (non-GAAP) as a percentage of average interest-earning assets.

Net Interest Income and Net Interest Margin. Net interest income on a fully-taxable equivalent basis for the quarter ended March 31, 2023 was $34.5 million, a decrease of $2.1 million, or 6%, compared to the same period in 2022. The decrease consisted of a $16.0 million increase in interest expense, which reflects the change in short-term interest rates between periods, partially offset by an increase in interest income on a fully-taxable equivalent basis of $13.9 million, or 36%, between periods.

Our net interest margin on a fully-taxable equivalent basis for the quarters ended March 31, 2023 and 2022 was 2.54% and 2.87%, respectively.
•The increase in interest expense between periods was primarily the result of a 124 basis points increase in our average cost of funds. The Federal Funds Target Rate range at March 31, 2023 was 4.75% - 5.00%, compared to 0.25% - 0.50% at March 31, 2022. From the start of the rising interest rate cycle (December 31, 2021), the Company has actively managed its funding costs and, in doing so, has held its total funding beta2 to 28% through March 31, 2023. More recently, the Company has seen its total funding cost beta rise at an accelerated pace due to the FOMC increasing interest rates 125 basis points in the fourth quarter of 2022 and another 50 basis points in the first quarter of 2023. The Company's total funding beta for the first quarter of 2023 was 56%.
The Company’s funding costs grew to 1.45% for first quarter of 2023, compared to 0.21% for the first quarter of 2022 as deposits costs increased 107 basis points over this period to 1.22% for the first quarter of 2023 and borrowing costs increased 228 basis points over this period to 3.13% for the first quarter of 2023. As short-term interest rates continued to rise, depositors became more interest rate sensitive and deposit balances shifted from lower cost deposits, such as non-interest checking and savings, to higher cost deposits, such as interest checking and CDs.
•The increase in interest income between periods was driven by both interest-earning assets yield expansion and average interest-earning asset growth of $311.7 million, or 6%. Between periods, our yield on interest-earning assets grew 85 basis points to 3.92% for the first quarter of 2023, driven by loan yield expansion of 80 basis points to 4.50% for the first quarter of 2023 and investment yield expansion of 35 basis points to 2.19% for the first quarter of 2023. over this same period. This increased yield reflects the increase in interest rates between periods.
Furthermore, in the first quarter of 2023, the Company executed four pay-fixed, receive-floating interest rate swaps, totaling $300.0 million of notional value on a designated pool of fixed rate residential real estate loans. The derivative transaction was designated as a “fair value hedge” under ASC 815, and was completed to reduce its near-term interest rate risk exposure to rising interest rates. For the first quarter of 2023, the Company paid a weighted-average rate on these interest swaps of 3.65% and received Fed Funds Overnight Index Swap ("OIS") Rate, which generated $479,000 of interest income.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

2 The total funding beta measures the change in total funding costs for the Company as compared to the change in the average Federal Funds Rate over the same period.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$26,018	$253	3.89%	$100,002	$33	0.13%
Investments - taxable	1,237,351	6,377	2.06%	1,409,567	6,026	1.71%
Investments - nontaxable(1)	105,502	966	3.66%	115,021	967	3.36%
Loans(2):
Commercial real estate	1,646,005	18,959	4.61%	1,489,304	13,559	3.64%
Commercial(1)	409,112	5,615	5.49%	372,910	3,302	3.54%
SBA PPP	594	4	2.55%	21,687	1,033	19.05%
Municipal(1)	15,997	140	3.56%	15,221	130	3.46%
Residential real estate	1,715,192	16,200	3.78%	1,347,427	11,652	3.46%
Consumer and home equity	253,760	4,440	7.10%	226,731	2,382	4.26%
Total loans	4,040,660	45,358	4.50%	3,473,280	32,058	3.70%
Total interest-earning assets	5,409,531	52,954	3.92%	5,097,870	39,084	3.07%
Cash and due from banks	46,713			47,820
Other assets	268,550			308,524
Less: ACL	(37,127)			(33,111)
Total assets	$5,687,667			$5,421,103
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,076,469	$—	—%	$1,199,456	$—	—%
Interest checking	1,689,862	8,341	2.00%	1,414,704	664	0.19%
Savings	734,804	137	0.08%	750,899	76	0.04%
Money market	699,080	3,785	2.20%	710,256	518	0.30%
Certificates of deposit	320,209	1,368	1.73%	304,720	338	0.45%
Total deposits	4,520,424	13,631	1.22%	4,380,035	1,596	0.15%
Borrowings:
Brokered deposits	220,559	2,201	4.05%	176,399	237	0.55%
Customer repurchase agreements	182,754	481	1.07%	208,147	129	0.25%
Subordinated debentures	44,331	528	4.83%	44,331	529	4.84%
Other borrowings	175,223	1,604	3.71%	1,613	2	0.39%
Total borrowings	622,867	4,814	3.13%	430,490	897	0.85%
Total funding liabilities	5,143,291	18,445	1.45%	4,810,525	2,493	0.21%
Other liabilities	81,725			85,140
Shareholders' equity	462,651			525,438
Total liabilities & shareholders' equity	$5,687,667			$5,421,103
Net interest income (fully-taxable equivalent)		34,509			36,591
Less: fully-taxable equivalent adjustment		(229)			(226)
Net interest income		$34,280			$36,365
Net interest rate spread (fully-taxable equivalent)			2.47%			2.86%
Net interest margin (fully-taxable equivalent)			2.54%			2.87%
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

	Three Months Ended March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(24)	$244	$220
Investments – taxable	(736)	1,087	351
Investments – nontaxable	(80)	79	(1)
Commercial real estate	1,469	3,546	5,015
Commercial	397	1,922	2,319
SBA PPP	(1,005)	(24)	(1,029)
Municipal	7	3	10
Residential real estate	3,080	1,847	4,927
Consumer and home equity	284	1,774	2,058
Total interest income (fully-taxable equivalent)	3,392	10,478	13,870
Interest-bearing liabilities:
Interest checking	129	7,548	7,677
Savings	(2)	63	61
Money market	(8)	3,275	3,267
Certificates of deposit	17	1,013	1,030
Brokered deposits	60	1,904	1,964
Customer repurchase agreements	(16)	368	352
Junior subordinated debentures	—	(1)	(1)
Other borrowings	191	1,411	1,602
Total interest expense	371	15,581	15,952
Net interest income (fully-taxable equivalent)	$3,021	$(5,103)	$(2,082)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended March 31,
(In thousands)		2023	2022
Loan (cost) fees	Interest income	$(467)	$1,081
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	34	81
Recoveries on previously charged-off acquired loans	Interest income	26	145
Total		$(407)	$1,307

Provision (Credit) for Credit Losses
The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Provision (credit) for loan losses	$439	$(1,236)	$1,675	(136)%
(Credit) provision for credit losses on off-balance sheet credit exposures	(276)	161	(437)	(271)%
Provision for HTM debt securities	1,839	—	1,839	—%
Provision (credit) for credit losses	$2,002	$(1,075)	$3,077	(286)%

Provision for loan losses. For the quarter ended March 31, 2023, we recorded provision for loan losses of $439,000 due to the continued future uncertain macroeconomic conditions and outlook as a fear of a recession in the near term continues to grow. Partially offsetting the need for provisions was continued strong asset quality across the Company’s loan portfolios with no immediate signs of deterioration, as highlighted by the following credit quality metrics: (i) net charge-offs of 0.02% of average loans (annualized) for the quarter ended March 31, 2023, (ii) non-performing assets of 0.09% of total assets as of March 31, 2023, and (iii) and past due loans (30-89 days) of 0.05% of total loans as of March 31, 2023. The release of $1.2 million in provision for the first quarter of 2022 was driven by the release of qualitative reserves for certain commercial real estate loans that were established at the onset of the COVID-19 pandemic.

(Credit) provision for credit losses on off-balance credit exposures. At March 31, 2023, the ACL on off-balance sheet credit exposures was $3.0 million, as compared to $3.4 million as of March 31, 2022. The decrease was driven by the decrease in unfunded commitments of $110.1 million between periods.

Provision for HTM debt securities. The provision for HTM debt securities was driven by the full write-off of one corporate bond invested in Signature Bank due to its failure in the first quarter of 2023.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Debit card income	$2,938	$2,924	$14	—%
Service charges on deposit accounts	1,762	1,833	(71)	(4)%
Income from fiduciary services	1,600	1,631	(31)	(2)%
Brokerage and insurance commissions	1,093	994	99	10%
Mortgage banking income, net(1)	716	1,034	(318)	(31)%
Bank-owned life insurance	592	576	16	3%
Other income(2)	1,165	833	332	40%
Total non-interest income	$9,866	$9,825	$41	—%
Non-interest income as a percentage of total revenues	22%	21%
(1)    Mortgage banking income, net: The decrease for the three months ended March 31, 2023, compared to the same period of 2022, was driven by the change in the housing market between periods, highlighted by the shift in the interest rate environment between periods that drove the decrease in mortgage production of 58% compared to the first quarter of 2022. During the first quarter of 2023, the Company sold $35.1 million, or 40%, of its residential mortgage loan production compared to $46.6 million, or 24%, of its residential mortgage loan production for the first quarter of 2022. As of March 31, 2023, the Company's residential mortgage loan pipeline stood at $45.5 million, compared to the $121.4 million at March 31, 2022, a decrease of 62%.
(2)    Other income: The increase in other income for the first quarter of 2023, compared to the same period last year, was driven by an increase in customer loan swap fees of $299,000.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Salaries and employee benefits(1)	$14,573	$15,506	$(933)	(6)%
Furniture, equipment and data processing	3,211	3,132	79	3%
Net occupancy costs	2,079	2,144	(65)	(3)%
Debit card expense(2)	1,201	1,066	135	13%
Consulting and professional fees	1,055	1,007	48	5%
Regulatory assessments(3)	845	655	190	29%
Amortization of core deposit intangible assets	148	156	(8)	(5)%
Other expenses(4)	3,053	2,543	510	20%
Total non-interest expense	$26,165	$26,209	$(44)	—%
Ratio of non-interest expense to total revenues	59.27%	56.74%
Efficiency ratio (non-GAAP)	58.96%	56.47%
(1)    Salaries and employee benefits: The decrease between periods was primarily driven by lower incentive accruals.
(2)    Debit card expense: The increase between periods was driven by higher per unit costs.
(3)    Regulatory assessments: The increase between periods was driven by the increase in FDIC assessments rates, effective January 1, 2023.
(4)    Other expenses: The increase between periods was driven by an increase in external hiring costs of $234,000, and a change in the credit valuation adjustment on the Company's back-to-back loan swaps with its commercial customers of $123,000.

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents at March, 31 2023, were $75.7 million, compared to $75.4 million at December 31, 2022. We continually monitor our cash levels as part of our liquidity risk management practices. Refer to the "—Liquidity" section for additional details.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At March 31, 2023 and December 31, 2022, the Company’s investment portfolio consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value or amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

In the second quarter of 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At March 31, 2023, the net unrealized losses on the transferred securities reported within AOCI were $50.9 million, net of a deferred tax asset of $13.9 million, and the weighted-average life on these securities was 8.8 years. At December 31, 2022, the net unrealized losses on the transferred securities reported within AOCI were $52.2 million, net of a deferred tax asset of $14.3 million.

At March 31, 2023, the reported value of Company's total investments portfolio was $1.2 billion, a decrease of $9.3 million, or 0.7%, since December 31, 2022. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $25.1 million;

•A net increase in the fair value of the AFS debt securities portfolio of $9.9 million due to interest rate movements during the quarter. The 2-year U.S. Treasury decreased 35 basis points and the 10-year U.S. Treasury fell 40 basis points during the first three months of 2023 to 4.06% and 3.48%, respectively, at March 31, 2023, causing bond prices to rise.
•An increase of $6.7 million in FHLBB common stock due to increased borrowing levels during the first quarter of 2023.
•At March 31, 2023, the Company wrote-off a $1.8 million Signature Bank bond as the bank failed during the first quarter of 2023.

Our AFS debt securities portfolio, which comprised 55% of our investment portfolio at March 31, 2023 and December 31, 2022, was carried at fair value using Level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities portfolio comprised 43% of our investment portfolio at March 31, 2023 and at December 31, 2022.

The book value of our debt securities as of March 31, 2023 and December 31, 2022, was $1.3 billion. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. The following table provides the make-up of the Company's investment portfolio as of March 31, 2023, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	Three Months Ended March 31, 2023	Percentage of Total
MBS - Agency Backed	$877,688	66%
CMO - Agency Backed	260,582	19%
Municipal	105,191	8%
Corporate Bonds	44,593	3%
Other - Agency Backed	53,026	4%
Total	$1,341,080	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities at March 31, 2023, compared to December 31, 2022, remains relatively unchanged and the Company expects it will continue to be well positioned to provide a stable source of cash flow. At March 31, 2023 and December 31, 2022, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.7 years and 5.8 years, respectively.

In the first quarter of 2023, we wrote-off a $1.8 million Signature Bank corporate bond as that bank failed during the quarter. This corporate bond was designated as HTM and previously carried no ACL. We completed a review of our HTM and AFS investment portfolio as of March 31, 2023, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Fair Value	Book Value	Net Unrealized (Loss) Gain	Fair Value	Book Value	Net Unrealized Loss
Corporate bonds	$42,292	$44,593	$(2,301)	$44,013	$46,350	$(2,337)
Municipal bonds	106,023	105,191	832	104,024	105,656	(1,632)
Total	$148,315	$149,784	$(1,469)	$148,037	$152,006	$(3,969)

At March 31, 2023, corporate bonds were approximately 3% of the book value of the total bond portfolio. At March 31, 2023, corporate bonds with a book value of $35.1 million, or 79% of the corporate bond portfolio, carried an investment-grade credit rating and the remaining $9.5 million of book value, or 21% of the corporate bond portfolio, were non-rated corporate bonds of community banks within our markets. As of March 31, 2023, the corporate bond portfolio was made up of 20 different companies, which included 17 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with the largest exposure being to a global systemically important bank, or "G-SIB", with a book value of $6.7 million as of March 31, 2023. Since March 31, 2023, a limited number of the rated corporate bonds in the portfolio have been downgraded as a result of stress in the banking system, although all remain investment-grade. We will continue to monitor this portfolio.

At March 31, 2023, municipal bonds were approximately 8% of the book value of the total bond portfolio. At March 31, 2023, all municipal bonds carried an investment-grade credit rating.

At March 31, 2023 and December 31, 202, the Company did not carry an ACL on any of its corporate or municipal bonds.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2023 and December 31, 2022, our investment in FHLBB stock totaled $14.0 million and $7.3 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Loans
The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 69% and 70% of the loan portfolio as of March 31, 2023 and December 31, 2022, respectively. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 15% and 9%, of our total loan portfolio as of March 31, 2023, respectively, and 15% and 9% as of December 31, 2022. As of March 31, 2023, our distribution channels included 57 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and an online residential mortgage and small business digital loan platform.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	March 31, 2023	December 31, 2022	($)	(%)
Commercial real estate - non-owner-occupied	$1,328,793	$1,292,443	$36,350	3%
Commercial real estate - owner-occupied	337,824	332,494	5,330	2%
Commercial	421,099	430,131	(9,032)	(2)%
Residential real estate	1,733,147	1,700,266	32,881	2%
Consumer and home equity	252,245	255,019	(2,774)	(1)%
Total loans	$4,073,108	$4,010,353	$62,755	2%
Commercial Loan Portfolio	$2,087,716	$2,055,068	$32,648	2%
Retail Loan Portfolio	$1,985,392	$1,955,285	$30,107	2%
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

For the first quarter of 2023, the Company held 60% of its funded residential mortgage production, which decreased from 84% in the fourth quarter of 2022. The Company anticipates over the next several quarters it will continue to sell more residential mortgage production as a percentage of total production in comparison to more recent periods in order to manage the Company's balance sheet in the current interest rate environment.

At March 31, 2023 and December 31, 2022, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 32% and 28% of our total commercial real estate portfolio and 13% and 12% of total loans, respectively. At March 31, 2023, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

During the first quarter of 2023, the banking industry faced a heightened focus on commercial real estate and the office space sector specifically given the increase in vacant properties. As of March 31, 2023, the Company's commercial portfolio, including commercial real estate and commercial loans, totaled $2.1 billion, of which office space totaled $207.2 million, or 5% of total loans and 20% of the commercial real estate investment portfolio. The Company's office space loans as of March 31, 2023, were located in its primary markets — Maine, Massachusetts and New Hampshire. As of March 31, 2023, the Company was not aware of any troubled credits within its office space portfolio, and it had no office space loans that were non-performing or 30-89 days past due.

Asset Quality
Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continually reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:
•The Credit Risk and Special Assets team and the Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan ratings system.
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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - non-owner-occupied	$10	$11
Commercial real estate - owner-occupied	47	46
Commercial	748	715
Residential real estate	1,715	1,733
Consumer and home equity	438	486
Total non-accrual loans	2,958	2,991
Accruing TDRs prior to ASU 2022-02 adoption not included above	2,154	2,114
Total non-performing loans	5,112	5,105
Other real estate owned	—	—
Total non-performing assets	$5,112	$5,105
Total loans, excluding loans held for sale	$4,073,108	$4,010,353
Total assets	$5,716,605	$5,671,850
ACL on loans	$37,134	$36,922
ACL on loans to non-accrual loans	1,255.38%	1,234.44%
Non-accrual loans to total loans	0.07%	0.07%
Non-performing loans to total loans	0.13%	0.13%
Non-performing assets to total assets	0.09%	0.09%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2023, loans classified as potential problem loans totaled $65,000.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$34	$267
Commercial real estate - owner-occupied	77	55
Commercial	1,030	801
Residential real estate	313	1,038
Consumer and home equity	684	391
Total	$2,138	$2,552
Total loans	$4,073,108	$4,010,353
Accruing loans 30-89 days past due to total loans	0.05%	0.06%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2022
(Dollars in thousands)	2023	2022
ACL on loans at the beginning of the period	$36,922	$33,256	$33,256
Provision (credit) for loan losses	439	(1,236)	4,430
Net charge-offs (recoveries)[1]
Commercial real estate	(1)	(2)	(5)
Commercial	213	189	663
Residential real estate	14	—	66
Consumer and home equity	1	63	40
ACL on loans at the end of the period	$37,134	$31,770	$36,922
Components of ACL:
ACL on loans	$37,134	$31,770	$36,922
ACL on off-balance sheet credit exposures	2,990	3,355	3,265
ACL at end of the period	$40,124	$35,125	$40,187
Total loans, excluding loans held for sale	$4,073,108	$3,534,218	$4,010,353
Average Loans	$4,040,660	$3,473,280	$3,710,415
Net charge-offs to average loans (annualized)	0.02%	0.03%	0.02%
Provision (credit) for loan losses (annualized) to average loans	0.04%	(0.14)%	0.12%
ACL on loans to total loans	0.91%	0.90%	0.92%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended March 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans (Annualized)
2023:
Commercial real estate	$—	$1	$(1)	$1,646,005	—%
Commercial	312	99	213	425,703	0.20%
Residential real estate	18	4	14	1,715,192	—%
Consumer and home equity	4	3	1	253,760	—%
Total	$334	$107	$227	$4,040,660	0.02%
2022:
Commercial real estate	$—	$2	$(2)	$1,489,304	—%
Commercial	246	57	189	394,597	0.19%
Residential real estate	—	—	—	1,347,427	—%
Consumer and home equity	66	3	63	226,731	0.11%
Total	$312	$62	$250	$3,458,059	0.03%

	For the Year Ended December 31, 2022
Commercial real estate	$—	$5	$(5)	$1,532,225	—%
Commercial	1,042	379	663	422,304	0.16%
Residential real estate	66	—	66	1,511,985	—%
Consumer and home equity	134	94	40	243,901	0.02%
Total	$1,242	$478	$764	$3,710,415	0.02%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months ended March 31, 2023. The significant key assumptions used with the ACL on loans calculation at March 31, 2023 and December 31, 2022, included: (i) Company-specific macroeconomic factors (i.e. loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of March 31, 2023 and December 31, 2022, the recorded ACL on loans was $37.1 million and $36.9 million, respectively, and represented our best estimate. The increase in the ACL on loans between periods was primarily driven by economic outlook of a softening economy over the coming quarters.

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

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the three months ended March 31, 2023. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of March 31, 2023 and December 31, 2022, was $3.0 million and $3.3 million, respectively.

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

ACL on HTM Securities. Each quarter the Company evaluates its investment portfolio for potential credit risk, and, in the first quarter of 2023, the Company fully wrote-off one $1.8 million Signature Bank HTM corporate bond. Through our evaluation of our HTM security holdings there were no other credit concerns identified within our investment portfolio. As of March 31, 2023 and December 31, 2022, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 3 of the consolidated financial statements for further discussion.

Liabilities
Deposits. At March 31, 2023, deposits totaled $4.6 billion, a decrease of $184.2 million, or 4%, since December 31, 2022. The decrease in deposits during the first quarter of 2023 was driven primarily by one large municipal deposit relationship decreasing its interest checking balance by $122.4 million during the first quarter of 2023. The Company has the ability to move funds in and out of this deposit relationship when it is cost advantageous compared to other funding sources, such as FHLBB borrowings. Excluding the impact of this one large municipal deposit relationship, the Company's total deposits decreased $61.8 million, or 1%, during the first quarter of 2023.

Core deposits (non-GAAP) totaled $4.1 billion as of March 31, 2023, a decrease of $278.5 million, or 6%, since December 31, 2022. However, excluding the impact of the one large municipal deposit relationship discussed above, core deposits decreased $156.1 million, or 4%, during the first quarter of 2023. The decrease in core deposits was primarily the result of normal seasonal outflows combined with pricing pressures as depositors look for alternative products with higher interest rates in the current environment, such as certificates of deposit ("CD"), which increased $59.7 million, or 20%, during the first quarter of 2023.

The Company's loan-to-deposit ratio was 88% at March 31, 2023, compared to 82% at December 31, 2022.

At March 31, 2023, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 was $1.1 billion, or 24% of total deposits, as of March 31, 2023 and $1.4 billion, or 29% of total deposits, as of December 31, 2022.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $691.5 million, or 15% of total deposits, as of March 31, 2023 and $754.9 million, or 16% of total deposits, as of December 31, 2022.

The portion of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $72.9 million, or 20% of CD balances, as of March 31, 2023 and $62.5 million, or 21% of CD balances, as of December 31, 2022.

Borrowings. At March 31, 2023, total borrowings were $530.6 million, an increase of $221.1 million, or 71%, since December 31, 2022. The increase reflects the need for additional funding to support asset growth of 1% and a decrease in deposits of 4% during the first quarter of 2023. FHLBB overnight advances increased $170.7 million during the first quarter of 2023 to $189.4 million at March 31, 2023, and short-term FHLBB advances increased $50.0 million during the first quarter of 2023 to $100.0 million at March 31, 2023.

Shareholders' Equity
Shareholders' equity at March 31, 2023, totaled $464.9 million, an increase of $13.6 million, or 3%, since December 31, 2022. The increase was driven by net income of $12.7 million for the first quarter of 2023, net of regular quarterly cash dividends of $6.1 million, and an increase AOCI of $6.5 million driven by a decrease in long-term interest rates between periods resulting in an improvement in valuation of the AFS bond portfolio.

On March 28, 2023, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on April 28, 2023 to shareholders of record as of April 14, 2023. As of March 31, 2023, the Company's annualized dividend yield was 4.64% based on Camden National's closing share price of $36.19, as reported by NASDAQ on March 31, 2023.

In January 2023, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2022. During the first quarter ended March 31, 2023, the Company did not repurchase any shares.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2022
	2023	2022
Financial Ratios
Average equity to average assets	8.13%	9.69%	8.51%
Common equity ratio	8.13%	8.90%	7.96%
Tangible common equity ratio (non-GAAP)	6.56%	7.25%	6.37%
Dividend payout ratio	48.28%	35.09%	38.76%
Per Share Data
Book value per share	$31.87	$32.72	$30.98
Tangible book value per share (non-GAAP)	$25.28	$26.16	$24.37
Dividends declared per share	$0.42	$0.40	$1.62
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

During the first quarter of 2023, the banking industry experienced two high-profile bank failures, followed by another on May 1, 2023, which led to an industry-wide increase in concerns related to liquidity, deposit outflows and eroding customer confidence in the banking system. Despite these developments and related recent volatility in the banking industry, our liquidity position continued to exceed our target levels and we believe we currently have appropriate liquidity available to respond to demands.

As of March 31, 2023, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash[1]	$17,259
Unpledged investment securities	475,225
Unpledged municipal securities	94,967
Over collateralized securities pledging position	150,687
FHLBB borrowing capacity	446,478
Current Fed Discount Window availability	43,502
Unsecured borrowing lines	69,872
Total available primary liquidity	$1,297,990
(1)     Excess Cash represents cash held at the FRB that is above the minimum reserve requirement. At March 31, 2023 the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.3 billion was 1.9 times uninsured and uncollateralized deposits as of March 31, 2023. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of March 31, 2023, we may access additional funding through the brokered markets.

Subsequent to March 31, 2023, we are also now eligible to borrow up to $146.0 million from the Federal Reserve's Bank Term Funding Program ("BTFP"), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. Advances can be requested under the BTFP until at least March 11, 2024, and may have a term of up to one year. The Company can borrow any time during the term and can repay the obligation at any time without penalty.
Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of March 31, 2023 and December 31, 2022, total deposits, including brokered deposits, were $4.6 billion, which included money market deposits of $72.6 million and $73.5 million, respectively, from Camden National Wealth Management, which represent client funds. These funds fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs as of March 31, 2023:

(In thousands)	CDs
1 year or less	$133,263
> 1 year	226,840
Total	$360,103

Brokered deposits totaled $215.9 million at March 31, 2023, and consisted of $143.4 million of brokered CDs and $72.5 million of brokered money market accounts. As of March 31, 2023, all brokered CDs are schedule to mature within the next 12 months. At March 31, 2023, we also have access to additional brokered deposits.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity, which may include borrowings and advances from the FHLBB, federal funds and repurchase agreements. As of March 31, 2023, total borrowings were $530.6 million, compared to $309.5 million as of December 31, 2022. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of March 31, 2023, the Company had $446.5 million in this borrowing capacity from the FHLBB. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with correspondent banks of $50.0 million and $10.0 million, and with the FRB Discount Window of $43.5 million as of March 31, 2023. We also believe we have additional untapped access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

As previously noted, subsequent to March 31, 2023, we added $146.0 million of borrowing capacity under the BTFP, which has not been utilized to date. The Company pledged securities to obtain such level of borrowing capacity.

The following is a summary of the scheduled maturities of borrowings as of March 31, 2023:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$289,400	$196,918	$—	$486,318
> 1 year	—	—	44,331	44,331
Total	$289,400	$196,918	$44,331	$530,649

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of March 31, 2023, qualifying residential mortgage loans with a book value of $1.6 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	March 31, 2023
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$17,884	$184,365	$597,129	$2,070	$801,448	20%
Commercial	8,192	95,643	88,544	436	192,815	5%
Residential real estate	251	10,106	168,556	1,174,591	1,353,504	33%
Consumer and home equity	2,677	11,633	22,592	165,353	202,255	5%
Total fixed rate	29,004	301,747	876,821	1,342,450	2,550,022	63%
Adjustable Rate(3):
Commercial real estate(2)	6,070	188,060	410,220	260,819	865,169	21%
Commercial	65,251	96,499	56,268	10,266	228,284	6%
Residential real estate	28	957	39,009	339,649	379,643	9%
Consumer and home equity	143	2,148	11,220	36,479	49,990	1%
Total variable rate	71,492	287,664	516,717	647,213	1,523,086	37%
Total loans	$100,496	$589,411	$1,393,538	$1,989,663	$4,073,108	100%
(1)    Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less
(2)    Commercial real estate loans includes non-owner-occupied and owner-occupied properties.
(3)    Includes floating rate loans.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential mortgage loans to the secondary market.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 resulted in slowing cash flows. As of March 31, 2023 and December 31, 2022, the Company's MBS and CMO debt securities portfolio totaled 88% of book value for both periods, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market, which was $338.2 million at March 31, 2023.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of March 31, 2023:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$90,747
> 1 year	1,135,745
Total	$1,226,492
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the first quarter ended March 31, 2023, the Company reported $12.7 million of net income and paid cash dividends of $6.1 million to shareholders.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At March 31, 2023, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	<1 Year	1 – 3 Years
Operating leases	$3,659	$1,360	$2,299
Finance leases	945	312	633
Other contractual obligations	6,390	6,390	—
Total	$10,994	$8,062	$2,932

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $464.9 million and $451.3 million at March 31, 2023 and December 31, 2022, respectively, which amounted to 8% of total assets for both periods. Refer to "—Financial Condition—Shareholders' Equity" for discussion regarding the driver for the increase in shareholders' equity for the three months ended March 31, 2023.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $6.1 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2023 and 2022, the Bank declared dividends payable to the Company in the amount of $6.3 million and $8.1 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2023 and December 31, 2022, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

RISK MANAGEMENT

The Company’s Board of Directors and management have identified significant risk categories which affect the Company. The risk categories include: credit; liquidity; market; interest rate; capital; operational and technology, including cybersecurity; vendor and third party; people and compensation; compliance and legal; strategic alignment; and reputation. The Board of Directors has approved an Enterprise Risk Management ("ERM") Policy that addresses each category of risk. The direct oversight and responsibility for the Company's risk management program has been delegated to the Company's Executive Vice President, Enterprise Risk Management and Chief Risk Officer, who is a member of the Executive Committee and reports directly to the Chief Executive Officer.

During 2020 and 2021, the spread of the COVID-19 pandemic increased many of the risks that we faced, including our credit, operational, vendor and third party, and technology risks. Over the course of 2022, the Company largely experienced a return to a pre-pandemic environment, and experienced minimal business or operational disruption related to the pandemic. During 2022, the Company reevaluated its “return-to-office” strategy that was implemented late in 2021 and determined to continue to operate under such strategy, which requires certain employees to work from the Company’s offices full-time, and permits others employees to work through a hybrid model (i.e., work from home part-time and from one of the Company's physical locations part-time) or to work remotely full-time. As of March 31, 2023, a majority of the Company’s non-branch employees were working under a hybrid or remote arrangement. The Company continues to monitor, evaluate and address risks that may arise in connection with hybrid and remote work arrangements, such as potential cybersecurity risks.

There have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding the Company's risk management.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming a static balance sheet, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of March 31, 2022, as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

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

As of March 31, 2023 and 2022, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2023	March 31, 2022
Year 1
+200 basis points	(2.24)%	(0.79)%
-100 basis points	N/A	(0.24)%
-200 basis points	1.87%	N/A
Year 2
+200 basis points	13.52%	6.04%
-100 basis points	N/A	(1.91)%
-200 basis points	10.96%	N/A
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

If rates decrease 200 basis points, net interest income is projected to increase slightly in the first year of the simulation as reductions in funding costs are able to more than offset near-term asset yield deterioration. In the second year, net interest income is projected to increase, however to a lesser degree than the up 200 basis points scenario discussed above, as asset yields are supported by fixed rates and floors while cost of funds reductions continue at a slowing pace and begin to reach assumed floors.

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of March 31, 2023 and December 31, 2022.

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

LIBOR is a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The administrator of LIBOR has announced that the publication of the most commonly used U.S. Dollar LIBOR settings will cease to be provided or will cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. As such, the Company has an internal project team that is focused on an orderly transition from LIBOR to alternative reference rates. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and its implementing regulations, were finalized in December 2022. The LIBOR Act and its implementing regulations establish a process for replacing LIBOR on existing LIBOR contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate with a benchmark replacement based on SOFR. As of March 31, 2023, the Company has no LIBOR-based deposits.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for discussion of these risks.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
10.1†*	Camden National Corporation Third Amended and Restated Long-Term Incentive Program, effective as of March 31, 2023.
10.2†
Camden National Corporation Third Amended and Restated Management Stock Purchase Program, effective as of February 28, 2023 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2023).

10.3†*	Camden National Corporation Third Amended and Restated Defined Contribution Retirement Program, effective as of April 26, 2023.
10.4†
Form of Restricted Stock Award Agreement Under the Third Amended and Restated Management Stock Purchase Program (incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2023).

10.5†
Form of Restricted Stock Unit Award Agreement for Company Employees Under the 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the Commission on March 10, 2023).

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in iXBRL: (i) Consolidated Statements of Condition - March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three Months Ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2023 and 2022; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	May 9, 2023
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	May 9, 2023
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer