Form 10-Q
period 2023-06-30
CAMDEN NATIONAL CORP
filed 2023-08-09
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 31, 2023: Common stock (no par value) 14,554,911 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$51,487	$50,566
Interest-bearing deposits in other banks (including restricted cash)	42,791	24,861
Total cash, cash equivalents and restricted cash	94,278	75,427
Investments:
Trading securities	4,235	3,990
Available-for-sale securities, at fair value (amortized cost of $757,959 and $796,960, respectively)	658,205	695,875
Held-to-maturity securities, at amortized cost (fair value of $495,590 and $506,193, respectively)	534,584	546,583
Other investments	14,655	12,713
Total investments	1,211,679	1,259,161
Loans held for sale, at fair value (book value of $11,685 and $5,259, respectively)	12,036	5,197
Loans	4,100,131	4,010,353
Less: allowance for credit losses on loans	(36,983)	(36,922)
Net loans	4,063,148	3,973,431
Goodwill	94,697	94,697
Core deposit intangible assets	1,267	1,563
Bank-owned life insurance	100,357	99,142
Premises and equipment, net	35,356	36,022
Deferred tax assets	48,105	50,217
Other assets	83,008	76,993
Total assets	$5,743,931	$5,671,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,015,184	$1,141,753
Interest checking	1,627,250	1,763,850
Savings and money market	1,377,791	1,439,622
Certificates of deposit	449,265	300,451
Brokered deposits	224,255	181,253
Total deposits	4,693,745	4,826,929
Short-term borrowings	448,182	265,176
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	90,297	84,136
Total liabilities	5,276,555	5,220,572
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,554,778 and 14,567,325 on June 30, 2023 and December 31, 2022, respectively	114,302	115,069
Retained earnings	475,008	462,164
Accumulated other comprehensive loss	(121,934)	(125,955)
Total shareholders’ equity	467,376	451,278
Total liabilities and shareholders’ equity	$5,743,931	$5,671,850

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$48,645	$33,121	$93,977	$65,156
Taxable interest on investments	5,852	5,850	11,815	11,639
Nontaxable interest on investments	762	770	1,525	1,534
Dividend income	267	106	486	212
Other interest income	529	183	977	347
Total interest income	56,055	40,030	108,780	78,888
Interest Expense
Interest on deposits	19,245	2,510	35,077	4,343
Interest on borrowings	3,587	454	5,672	585
Interest on junior subordinated debentures	533	532	1,061	1,061
Total interest expense	23,365	3,496	41,810	5,989
Net interest income	32,690	36,534	66,970	72,899
Provision for credit losses	103	2,345	2,105	1,270
Net interest income after provision for credit losses	32,587	34,189	64,865	71,629
Non-Interest Income
Debit card income	3,079	3,213	6,017	6,137
Service charges on deposit accounts	1,935	1,931	3,697	3,764
Income from fiduciary services	1,775	1,681	3,375	3,312
Brokerage and insurance commissions	1,152	1,272	2,245	2,266
Mortgage banking income, net	590	1,517	1,306	2,551
Bank-owned life insurance	613	569	1,205	1,145
Net loss on sale of securities	—	(9)	—	(9)
Other income	966	967	2,131	1,800
Total non-interest income	10,110	11,141	19,976	20,966
Non-Interest Expense
Salaries and employee benefits	15,288	15,402	29,861	30,908
Furniture, equipment and data processing	3,179	3,202	6,390	6,334
Net occupancy costs	1,852	1,806	3,931	3,950
Debit card expense	1,262	1,134	2,463	2,200
Consulting and professional fees	1,375	1,293	2,430	2,300
Regulatory assessments	868	515	1,713	1,170
Amortization of core deposit intangible assets	148	157	296	313
Other real estate owned and collection costs (recoveries), net	4	38	9	(47)
Other expenses	3,167	3,009	6,215	5,637
Total non-interest expense	27,143	26,556	53,308	52,765
Income before income tax expense	15,554	18,774	31,533	39,830
Income Tax Expense	3,165	3,748	6,417	8,009
Net Income	$12,389	$15,026	$25,116	$31,821
Per Share Data
Basic earnings per share	$0.85	$1.02	$1.72	$2.16
Diluted earnings per share	$0.85	$1.02	$1.72	$2.15
Cash dividends declared per share	$0.42	$0.40	$0.84	$0.80
Weighted average number of common shares outstanding	14,564,282	14,651,851	14,568,680	14,696,323
Diluted weighted average number of common shares outstanding	14,604,316	14,704,651	14,612,372	14,757,062

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Income	$12,389	$15,026	$25,116	$31,821
Other comprehensive income (loss):
Net change in unrealized loss on debt securities, net of tax	(5,384)	(42,053)	3,710	(114,864)
Net change in unrealized gain on cash flow hedging derivatives, net of tax	2,927	2,819	322	5,764
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(6)	181	(11)	363
Other comprehensive (loss) income	(2,463)	(39,053)	4,021	(108,737)
Comprehensive Income (Loss)	$9,926	$(24,027)	$29,137	$(76,916)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2022	14,746,410	$123,012	$435,347	$(75,913)	$482,446
Net income	—	—	15,026	—	15,026
Other comprehensive loss, net of tax	—	—	—	(39,053)	(39,053)
Stock-based compensation expense	—	893	—	—	893
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	27,101	(276)	—	—	(276)
Common stock repurchased	(148,470)	(6,804)	—	—	(6,804)
Cash dividends declared ($0.40 per share)	—	—	(5,851)	—	(5,851)
Balance at June 30, 2022	14,625,041	$116,825	$444,522	$(114,966)	$446,381
Balance at March 31, 2023	14,587,906	$115,590	$468,755	$(119,471)	$464,874
Net income	—	—	12,389	—	12,389
Other comprehensive loss, net of tax	—	—	—	(2,463)	(2,463)
Stock-based compensation expense	—	948	—	—	948
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	32,564	(236)	—	—	(236)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($0.42 per share)	—	—	(6,136)	—	(6,136)
Balance at June 30, 2023	14,554,778	$114,302	$475,008	$(121,934)	$467,376

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
Net income	—	—	31,821	—	31,821
Other comprehensive loss, net of tax	—	—	—	(108,737)	(108,737)
Stock-based compensation expense	—	1,517	—	—	1,517
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	46,641	(390)	—	—	(390)
Common stock repurchased	(161,556)	(7,413)	—	—	(7,413)
Cash dividends declared ($0.80 per share)	—	—	(11,711)	—	(11,711)
Balance at June 30, 2022	14,625,041	$116,825	$444,522	$(114,966)	$446,381
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	25,116	—	25,116
Other comprehensive income, net of tax	—	—	—	4,021	4,021
Stock-based compensation expense	—	1,407	—	—	1,407
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	53,145	(174)	—	—	(174)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($0.84 per share)	—	—	(12,272)	—	(12,272)
Balance at June 30, 2023	14,554,778	$114,302	$475,008	$(121,934)	$467,376

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating Activities
Net Income	$25,116	$31,821
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(77,838)	(91,275)
Proceeds from the sale of mortgage loans	71,780	95,846
Gain on sale of mortgage loans, net of origination costs	(761)	(2,165)
Provision for credit losses	2,105	1,270
Depreciation and amortization expense	1,642	1,774
Investment securities amortization and accretion, net	1,218	2,166
Stock-based compensation expense	1,407	1,517
Amortization of core deposit intangible assets	296	313
Purchase accounting accretion, net	(81)	(126)
Net increase in derivative collateral posted	6,540	30,470
(Increase) decrease in other assets	(687)	1,265
Increase (decrease) in other liabilities	923	(3,361)
Net cash provided by operating activities	31,660	69,515
Investing Activities
Proceeds from available-for-sale debt securities	38,113	130,634
Purchase of available-for-sale debt securities	—	(80,868)
Proceeds from maturities of held-to-maturity securities	13,227	371
Purchase of held-to-maturity securities	—	(24,502)
Net increase in loans	(96,663)	(293,288)
Purchase of bank-owned life insurance	(10)	—
Purchase of Federal Home Loan Bank stock	(25,105)	(14,840)
Proceeds from sale of Federal Home Loan Bank stock	23,164	10,689
Purchase of premises and equipment	(1,034)	(952)
Recoveries of previously charged-off loans	212	374
Proceeds from the sale of other real estate owned	—	287
Net cash used in investing activities	(48,096)	(272,095)
Financing Activities
Net decrease in deposits	(133,184)	(81,828)
Net proceeds from borrowings less than 90 days	183,006	159,894
Common stock repurchases	(2,000)	(7,413)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(174)	(390)
Cash dividends paid on common stock	(12,277)	(11,805)
Finance lease payments	(84)	(80)
Net cash provided by financing activities	35,287	58,378
Net increase (decrease) in cash, cash equivalents and restricted cash	18,851	(144,202)
Cash, cash equivalents, and restricted cash at beginning of period	75,427	220,625
Cash, cash equivalents and restricted cash at end of period	$94,278	$76,423
Supplemental information
Interest paid	$41,157	$5,858
Income taxes paid	4,894	4,811
Cash dividends declared, not paid	6,129	5,865
Change in fair value hedges presented within residential real estate loans and other assets	6,070	—
Transfer from available-for-sale to held-to-maturity securities	—	592,438

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2023 and December 31, 2022, the consolidated statements of income for the three and six months ended June 30, 2023 and 2022, the consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2023, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	FRBB:	Federal Reserve Bank of Boston
ALCO:	Asset/Liability Committee	GAAP:	Generally accepted accounting principles in the United States
ACL:	Allowance for credit losses	GDP:	Gross domestic product
AOCI:	Accumulated other comprehensive income (loss)	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASC:	Accounting Standards Codification	HTM:	Held-to-maturity
ASU:	Accounting Standards Update	IRS:	Internal Revenue Service
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	LGD:	Loss given default
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLB:	Federal Home Loan Bank	SERP:	Supplemental executive retirement plans
FHLBB:	Federal Home Loan Bank of Boston	SOFR:	Secured Overnight Financing Rate
FHLMC:	Federal Home Loan Mortgage Corporation	TDR:	Troubled-debt restructured loan
FNMA:	Federal National Mortgage Association	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FOMC:	Federal Open Market Committee	U.S:	United States of America
FRB:	Board of Governors of the Federal Reserve System

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted and updated its accounting policies for the following accounting standards that have been applied to the Company's interim consolidated financial statements for the three and six months ended June 30, 2023:

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12, which was adopted by the Company in 2018. This amendment renames the "last-of-layer" method to the "portfolio layer" method, permits non-repayable financial assets to be included in a closed portfolio hedged using the portfolio layer method, and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The Company adopted ASU 2022-01, as amended, effective January 1, 2023 and leveraged the "portfolio layer" method to enter into interest rate swaps to hedge fixed-rate residential mortgages during the six months ended June 30, 2023. There was no impact to the Company's consolidated financial statements upon adoption. Refer to Note 8 of the consolidated financial statements for further details.

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of June 30, 2023 and December 31, 2022, the fair value of the Company's trading securities were $4.2 million and $4.0 million respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
Obligations of states and political subdivisions	$49,110	$11	$(498)	$48,623
MBS issued or guaranteed by U.S. government-sponsored enterprises	569,383	38	(82,641)	486,780
CMO issued or guaranteed by U.S. government-sponsored enterprises	113,789	—	(13,088)	100,701
Corporate bonds	25,677	—	(3,576)	22,101
Total AFS debt securities	$757,959	$49	$(99,803)	$658,205
December 31, 2022
Obligations of states and political subdivisions	$49,678	$11	$(463)	$49,226
MBS issued or guaranteed by U.S. government-sponsored enterprises	598,845	131	(84,957)	514,019
CMO issued or guaranteed by U.S. government-sponsored enterprises	122,760	—	(13,413)	109,347
Corporate bonds	25,677	3	(2,397)	23,283
Total AFS debt securities	$796,960	$145	$(101,230)	$695,875

As of June 30, 2023 and December 31, 2022, there was no allowance carried on AFS debt securities.
In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into interest income on the consolidated statements of income. At June 30, 2023 the net unrealized losses on the transferred securities reported within AOCI were $49.5 million, net of a deferred tax asset of $13.6 million and at December 31, 2022 were $52.2 million, net of a deferred tax asset of $14.3 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at June 30, 2023, were $78.3 million, net of a deferred tax asset of $21.4 million and at December 31, 2022 were $79.4 million, net of a deferred tax asset of $21.7 million.

For the six months ended June 30, 2023 and 2022, the Company did not sell any AFS debt securities.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Obligations of states and political subdivisions	75	$30,020	$(316)	$8,842	$(182)	$38,862	$(498)
MBS issued or guaranteed by U.S. government-sponsored enterprises	178	7,275	(26)	471,342	(82,615)	478,617	(82,641)
CMO issued or guaranteed by U.S. government-sponsored enterprises	60	—	—	100,701	(13,088)	100,701	(13,088)
Corporate bonds	14	2,724	(879)	19,377	(2,697)	22,101	(3,576)
Total AFS debt securities	327	$40,019	$(1,221)	$600,262	$(98,582)	$640,281	$(99,803)
December 31, 2022
Obligations of states and political subdivisions	83	42,276	(463)	—	—	42,276	(463)
MBS issued or guaranteed by U.S. government-sponsored enterprises	175	118,290	(11,521)	381,355	(73,436)	499,645	(84,957)
CMO issued or guaranteed by U.S. government-sponsored enterprises	64	47,340	(4,589)	62,007	(8,824)	109,347	(13,413)
Corporate bonds	13	7,687	(384)	14,593	(2,013)	22,280	(2,397)
Total AFS debt securities	335	$215,593	$(16,957)	$457,955	$(84,273)	$673,548	$(101,230)

For the three and six months ended June 30, 2023 and 2022, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. AFS municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

At June 30, 2023 and December 31, 2022, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.9 million for both periods, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at June 30, 2023, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,002	$998
Due after one year through five years	13,835	12,483
Due after five years through ten years	59,950	57,243
Due after ten years	—	—
Subtotal	74,787	70,724
Mortgage-related securities	683,172	587,481
Total	$757,959	$658,205

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
Obligations of U.S. government-sponsored enterprises	$7,525	$—	$(639)	$6,886
Obligations of states and political subdivisions	56,120	1,174	(963)	56,331
MBS issued or guaranteed by U.S. government-sponsored enterprises	311,208	—	(24,389)	286,819
CMO issued or guaranteed by U.S. government-sponsored enterprises	140,751	—	(13,454)	127,297
Corporate bonds	18,980	528	(1,251)	18,257
Total HTM debt securities	$534,584	$1,702	$(40,696)	$495,590
December 31, 2022
Obligations of U.S. government-sponsored enterprises	$7,457	$—	$(777)	$6,680
Obligations of states and political subdivisions	55,978	431	(1,610)	54,799
MBS issued or guaranteed by U.S. government-sponsored enterprises	317,406	—	(24,766)	292,640
CMO issued or guaranteed by U.S. government-sponsored enterprises	145,069	—	(13,724)	131,345
Corporate bonds	20,673	332	(276)	20,729
Total HTM debt securities	$546,583	$763	$(41,153)	$506,193
(1) Amortized cost presented above included unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities as of June 30, 2023 and December 31, 2022, as follows: (1) $1.1 million in obligations of U.S. government-sponsored enterprises at both dates, (2) $5.9 million and $6.1 million in obligations of state and political subdivisions, (3) $36.5 million and $38.4 million in mortgage-backed securities, (4) $19.5 million and $20.7 million in collateralized mortgage obligations, and (5) $101,000 and $117,000 in corporate bonds, respectively.

Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions. For the three months ended June 30, 2023 and 2022, the Company did not record a provision for credit losses on its HTM debt security portfolio. For the six months ended June 30, 2023 and 2022, the Company recorded a provision for credit losses on its HTM debt securities portfolio of $1.8 million and $0, respectively. The provision for credit losses recorded during the six months ended June 30, 2023 was due to the write-off of a corporate bond issued by Signature Bank, which was designated as HTM and previously carried no ACL, resulting from Signature Bank's failure during the quarter ended March 31, 2023. Accordingly, the Company wrote-off accrued interest receivable of $8,000 due from the Signature Bank corporate bond during the six months ended June 30, 2023, and the write-off was recorded as a reversal of interest income on the consolidated statements of income. The Company did not write-off any accrued interest for the six months ended June 30, 2022.

The Company evaluated its HTM debt securities with an amortized cost as of June 30, 2023 and December 31, 2022, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

As of June 30, 2023 and December 31, 2022, none of the Company's HTM debt securities were past due or on non-accrual status. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any interest income on non-accrual HTM debt securities. At June 30, 2023 and December 31, 2022, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis on HTM debt securities, was $1.7 million for both periods and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the HTM debt securities accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at June 30, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,294	2,301
Due after five years through ten years	23,223	21,712
Due after ten years	57,108	57,461
Subtotal	82,625	81,474
Mortgage-related securities	451,959	414,116
Total	$534,584	$495,590

AFS and HTM Debt Securities Pledged

At June 30, 2023 and December 31, 2022, AFS and HTM debt securities with an amortized cost of $667.5 million and $821.9 million and estimated fair values of $589.9 million and $726.5 million, respectively, were pledged to secure FHLBB advances, FRB advances (including the BTFP), public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and six months ended June 30, 2023 and 2022.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
FHLBB	$9,281	$7,339
FRB	5,374	5,374
Total other investments	$14,655	$12,713

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,341,138	$1,292,443
Commercial real estate - owner-occupied	335,864	332,494
Commercial	422,437	430,131
Total commercial loans	2,099,439	2,055,068
Retail Loans:
Residential real estate	1,748,303	1,700,266
Home equity	232,618	234,428
Consumer	19,771	20,591
Total retail loans	2,000,692	1,955,285
Total loans	$4,100,131	$4,010,353

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Net unamortized fair value mark discount on acquired loans	$(232)	$(313)
Net unamortized loan origination costs	7,169	6,890
Total	$6,937	$6,577

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

SBA PPP Loans. Beginning in April 2020, the Company originated SBA PPP loans issued to qualifying businesses as part of the federal stimulus packages issued due to the COVID-19 pandemic. This program provided qualifying businesses a specialized, low-interest-rate loan by the U.S. Treasury Department and was administered by the SBA. SBA PPP loans provided borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilized the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. Effective May 31, 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program. At June 30, 2023 and December 31, 2022, four loans with a total principal balance of $469,000 and five loans with a total principal balance of $648,000, respectively, remained outstanding and were presented in commercial loans.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At June 30, 2023 and December 31, 2022, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended June 30, 2023 and 2022, the Company sold $36.0 million and $47.0 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $377,000 and $1.0 million, respectively. For the six months ended June 30, 2023 and 2022, the Company sold $71.1 million and $93.7 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $761,000 and $2.2 million, respectively.

At June 30, 2023 and December 31, 2022, the Company had certain residential mortgage loans with a principal balance of $12.1 million and $5.3 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at June 30, 2023 and December 31, 2022, recorded an unrealized loss of $42,000 and $62,000, respectively on residential mortgage loans held for sale. For the three months ended June 30, 2023 and 2022, the Company recorded an unrealized (loss) gain on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $(65,000) and $73,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an unrealized gain (loss) on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $20,000 and $(69,000), respectively.

The Company has forward delivery commitments with a secondary market investor on each of its residential mortgage loans held for sale at June 30, 2023 and December 31, 2022. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2023 and December 31, 2022, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$16,324	$2,470	$4,581	$10,812	$2,440	$507	$37,134
Charge-offs	—	—	(534)	—	—	(27)	(561)
Recoveries	1	—	64	29	—	11	105
(Credit) provision for loan losses	(170)	(119)	684	(214)	(43)	167	305
Ending balance, June 30, 2023	$16,155	$2,351	$4,795	$10,627	$2,397	$658	$36,983
At or For The Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	—	(846)	(18)	—	(31)	(895)
Recoveries	2	—	163	33	—	14	212
(Credit) provision for loan losses	(1,143)	(11)	32	1,523	172	171	744
Ending balance, June 30, 2023	$16,155	$2,351	$4,795	$10,627	$2,397	$658	$36,983
At or For The Three Months Ended June 30, 2022
Beginning balance, March 31, 2022	$16,572	$2,339	$4,842	$6,476	$1,435	$106	$31,770
Charge-offs	—	—	(316)	(16)	—	(17)	(349)
Recoveries	—	—	223	—	86	3	312
(Credit) provision for loan losses	(362)	162	397	1,978	275	61	2,511
Ending balance, June 30, 2022	$16,210	$2,501	$5,146	$8,438	$1,796	$153	$34,244
At or For The Six Months Ended June 30, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Charge-offs	—	—	(561)	(16)	—	(84)	(661)
Recoveries	1	2	280	—	86	5	374
(Credit) provision for loan losses	(2,625)	(40)	1,225	2,321	241	153	1,275
Ending balance, June 30, 2022	$16,210	$2,501	$5,146	$8,438	$1,796	$153	$34,244
At or For The Year Ended December 31, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Charge-offs	—	—	(1,042)	(66)	—	(134)	(1,242)
Recoveries	3	2	379	—	87	7	478
(Credit) provision for loan losses	(1,541)	(179)	1,907	3,022	669	552	4,430
Ending balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922

The ACL on loans increased $61,000 during the six months ended June 30, 2023, to $37.0 million. The net increase over this period was primarily driven by:
•A $1.5 million increase in the residential real estate ACL on loans primarily due to the forecasted decrease in the Maine House Price Index over the Company's forecast period, as compared to December 31, 2022, and 3% loan growth in this loan portfolio during the period.
•A $1.1 million decrease in the CRE non-owner-occupied ACL on loans primarily due to the forecasted improvement in Maine GDP and Maine unemployment over the Company's forecast period, as compared to December 31, 2022, more than offsetting the 4% loan growth in this loan portfolio during the period.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of June 30, 2023, the Company's total exposure to the lessors of nonresidential buildings' industry and lessors of residential buildings' industry were 13% and 11% of total loans and 32% and 26% of total commercial real estate loans, respectively. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2023.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended June 30, 2023
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$54,990	$351,938	$296,093	$153,529	$121,813	$352,101	$—	$—	$1,330,464
Special mention (Grade 7)	—	—	165	354	246	379	—	—	1,144
Substandard (Grade 8)	—	176	119	945	116	8,174	—	—	9,530
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$54,990	$352,114	$296,377	$154,828	$122,175	$360,654	$—	$—	$1,341,138
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$22,789	$56,703	$78,340	$27,420	$21,554	$99,781	$—	$—	$306,587
Special mention (Grade 7)	—	—	—	—	—	464	—	—	464
Substandard (Grade 8)	—	—	2,203	—	19,990	6,620	—	—	28,813
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$22,789	$56,703	$80,543	$27,420	$41,544	$106,865	$—	$—	$335,864
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating
Pass (Grades 1-6)	$20,721	$63,346	$62,997	$28,583	$29,499	$41,727	$127,696	$42,492	$417,061
Special mention (Grade 7)	—	—	—	80	103	457	375	9	1,024
Substandard (Grade 8)	189	253	49	140	281	1,186	843	1,411	4,352
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$20,910	$63,599	$63,046	$28,803	$29,883	$43,370	$128,914	$43,912	$422,437
Gross charge-offs for the six months ended	$—	$68	$137	$23	$—	$538	$20	$60	$846
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$85,198	$547,343	$562,723	$230,363	$74,997	$244,040	$354	$394	$1,745,412
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	314	—	91	2,486	—	—	2,891
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$85,198	$547,343	$563,037	$230,363	$75,088	$246,526	$354	$394	$1,748,303
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating
Performing	$8,177	$24,663	$559	$334	$4,452	$14,214	$167,186	$12,567	$232,152
Non-performing	—	—	—	—	—	17	351	98	466
Total home equity	$8,177	$24,663	$559	$334	$4,452	$14,231	$167,537	$12,665	$232,618
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating
Performing	$3,512	$6,276	$2,777	$1,206	$596	$2,562	$2,826	$—	$19,755
Non-performing	—	—	—	—	7	9	—	—	16
Total consumer	$3,512	$6,276	$2,777	$1,206	$603	$2,571	$2,826	$—	$19,771
Gross charge-offs for the six months ended	$—	$—	$14	$10	$1	$4	$2	$—	$31

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$339,171	$287,749	$160,621	$125,029	$108,823	$242,024	$—	$—	$1,263,417
Special mention (Grade 7)	—	167	364	259	75	321	—	—	1,186
Substandard (Grade 8)	—	127	1,306	203	7,798	18,406	—	—	27,840
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$339,171	$288,043	$162,291	$125,491	$116,696	$260,751	$—	$—	$1,292,443
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$60,127	$80,781	$28,378	$23,381	$39,554	$70,568	$—	$—	$302,789
Special mention (Grade 7)	—	2,053	—	19,992	—	411	—	—	22,456
Substandard (Grade 8)	17	—	—	—	3,266	3,966	—	—	7,249
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$60,144	$82,834	$28,378	$43,373	$42,820	$74,945	$—	$—	$332,494
Commercial
Risk rating
Pass (Grades 1-6)	$73,537	$70,110	$32,272	$33,491	$22,271	$26,245	$135,157	$30,191	$423,274
Special mention (Grade 7)	—	—	93	141	70	189	1,196	12	1,701
Substandard (Grade 8)	149	52	133	216	846	1,524	50	2,186	5,156
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$73,686	$70,162	$32,498	$33,848	$23,187	$27,958	$136,403	$32,389	$430,131
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$533,035	$579,216	$244,691	$79,492	$50,214	$210,262	$340	$—	$1,697,250
Special mention (Grade 7)	—	—	—	—	—	23	—	—	23
Substandard (Grade 8)	—	—	—	—	163	2,830	—	—	2,993
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$533,035	$579,216	$244,691	$79,492	$50,377	$213,115	$340	$—	$1,700,266
Home equity
Risk rating
Performing	$26,712	$693	$341	$4,842	$7,730	$8,551	$173,338	$11,735	$233,942
Non-performing	—	—	—	—	—	27	377	82	486
Total home equity	$26,712	$693	$341	$4,842	$7,730	$8,578	$173,715	$11,817	$234,428
Consumer
Risk rating
Performing	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
June 30, 2023
Commercial real estate - non-owner-occupied	$112	$—	$9	$121	$1,341,017	$1,341,138	$—
Commercial real estate - owner-occupied	—	—	47	47	335,817	335,864
Commercial	292	260	458	1,010	421,427	422,437	—
Residential real estate	721	777	628	2,126	1,746,177	1,748,303	—
Home equity	396	281	125	802	231,816	232,618	—
Consumer	77	3	7	87	19,684	19,771	—
Total	$1,598	$1,321	$1,274	$4,193	$4,095,938	$4,100,131	$—
December 31, 2022
Commercial real estate - non-owner-occupied	$267	$—	$11	$278	$1,292,165	$1,292,443	$—
Commercial real estate - owner-occupied	55	—	47	102	332,392	332,494	—
Commercial	667	134	640	1,441	428,690	430,131	—
Residential real estate	852	186	524	1,562	1,698,704	1,700,266	—
Home equity	357	—	171	528	233,900	234,428	—
Consumer	23	11	—	34	20,557	20,591	—
Total	$2,221	$331	$1,393	$3,945	$4,006,408	$4,010,353	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs prior to adoption of ASU 2022-02) by portfolio segment as of the dates indicated:

	June 30, 2023			December 31, 2022
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$—	$9	$9	$—	$11	$11
Commercial real estate - owner-occupied	—	47	47	—	46	46
Commercial	596	133	729	415	300	715
Residential real estate	1,527	254	1,781	1,314	419	1,733
Home equity	403	63	466	421	65	486
Consumer	16	—	16	—	—	—
Total	$2,542	$506	$3,048	$2,150	$841	$2,991

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs prior to adoption of ASU 2022-02) by portfolio segment and collateral type, as of the dates indicated:

	June 30, 2023			December 31, 2022
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Residential real estate	$229	$—	$229	$387	$—	$387
Home equity	—	—	—	—	—	—
Total	$229	$—	$229	$387	$—	$387

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $24,000 and $38,000 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $50,000 and $85,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three or six months ended June 30, 2023 and 2022. At June 30, 2023 and December 31, 2022, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $10.8 million and $10.3 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted prospectively ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 provided guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, the Company evaluates all loan modifications made to borrowers experiencing financial difficulty according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Our loan modifications for borrowers experiencing financial difficulty are generally accounted for as a continuation of the existing loan.

We offer several types of loans and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, we may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. There were no modified loans that required disclosure for the three and six months ended June 30, 2023.

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

The following represents loan modifications that qualified as TDRs during the year ended December 31, 2022:

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

In-Process Foreclosure Proceedings

At June 30, 2023 and December 31, 2022, the Company had $378,000 and $481,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion at June 30, 2023 and $1.8 billion December 31, 2022, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Short-Term Borrowings:
Customer Repurchase Agreements	$193,182	$196,451
Bank Term Funding Program	135,000	—
Overnight Borrowings	—	18,725
FHLBB Borrowings	120,000	50,000
Total Short-Term Borrowings	$448,182	$265,176

The Company did not have any long-term borrowings as of the dates indicated.

The Company has two tranches of junior subordinated debentures in the amount of $44.3 million as of June 30, 2023 and December 31, 2022. Refer to Note 10 of the consolidated financial statements for further details.

In the second quarter of 2023, the Company borrowed $135.0 million from the BTFP for a period of one year at a fixed rate of 4.70%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company's MBS and CMO securities at par.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$171,014	$99,105
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	22,168	94,328
Obligations of states and political subdivisions	—	3,018
Total	$193,182	$196,451
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At June 30, 2023 and December 31, 2022, certain customers held CDs totaling $617,000 and $616,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$776,288	$817,772
Standby letters of credit	6,268	6,801
Total	$782,556	$824,573

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of June 30, 2023 and December 31, 2022, the ACL on off-balance sheet credit exposures was $2.8 million and $3.3 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended June 30, 2023 and 2022, the credit for credit losses on off-balance sheet credit exposures was ($202,000) and ($166,000), respectively. For the six months ended June 30, 2023 and 2022, the credit for credit losses on off-balance sheet credit exposures was ($477,000) and ($5,000), respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of June 30, 2023 and December 31, 2022, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and six months ended June 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as, cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $3.2 million will be reclassified as a decrease to interest expense and an additional $3.4 million will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
June 30, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$435,000	Other Assets	$18,433	$133,000	Accrued interest and other liabilities	$4,398
Total derivatives designated as hedging instruments			$18,433			$4,398
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$285,002	Other assets	$15,329	$285,002	Accrued interest and other liabilities	$15,366
Risk participation agreements	28,324	Other assets	—	43,801	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	11,358	Other assets	110	18,472	Accrued interest and other liabilities	162
Forward delivery commitments	8,591	Other assets	143	2,076	Accrued interest and other liabilities	9
Total derivatives not designated as hedging instruments			$15,582			$15,537
December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$13,051	$133,000	Accrued interest and other liabilities	$5,515
Total derivatives designated as hedging instruments			$13,051			$5,515
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$260,130	Other assets	$14,802	$345,545	Accrued interest and other liabilities	$14,850
Risk participation agreements	21,818	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	4,493	Other assets	31	9,597	Accrued interest and other liabilities	87
Forward delivery commitments	5,259	Other assets	114	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$14,947			$14,937
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Loans(1)	$368,930	$—	$6,070	$—
Total	$368,930	$—	$6,070	$—
(1)     These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $839.1 million and the amount of the designated hedged residential loans was $375.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended June 30, 2023
Interest rate contracts	$(864)	$(864)	$—	Interest and fees on loans	$(862)	$(862)	$—
Interest rate contracts	1,517	1,517	—	Interest on borrowings	537	537	—
Interest rate contracts	1,406	1,406	—	Interest on junior subordinated debentures	182	182	—
Total	$2,059	$2,059	$—		$(143)	$(143)	$—

For the Six Months Ended June 30, 2023
Interest rate contracts	$(682)	$(682)	$—	Interest and fees on loans	$(1,579)	$(1,579)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	722	722	—	Interest on borrowings	1,024	1,024	—
Interest rate contracts	472	472	—	Interest on junior subordinated debentures	315	315	—
Total	$511	$511	$—		$66	$66	$—

For the Three Months Ended June 30, 2022
Interest rate contracts	$(904)	$(904)	$—	Interest and fees on loans	$237	$237	$—
Interest rate contracts	2,233	2,233	—	Interest on deposits	32	32	—
Interest rate contracts	2,259	2,259		Interest on junior subordinated debentures	(271)	(271)
Total	$3,588	$3,588	$—		$(2)	$(2)	$—

For the Six Months Ended June 30, 2022
Interest rate contracts	$(3,915)	$(3,915)	$—	Interest and fees on loans	$619	$619	$—
Interest rate contracts	5,721	5,721	—	Interest on deposits	(117)	(117)	—
Interest rate contracts	5,417	5,417	—	Interest on junior subordinated debentures	(622)	(622)	—
Total	$7,223	$7,223	$—		$(120)	$(120)	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2023				2022
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$48,645	$19,245	$3,587	$533	$33,121	$2,510	$532
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(7,655)	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$8,859	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(862)	$—	$537	$182	$237	$32	$(271)
Amount of gain (loss) reclassified from AOCI into income - included component	$(862)	$—	$537	$182	$237	$32	$(271)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2023				2022
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$93,977	$35,077	$5,672	$1,061	$65,156	$4,343	$1,061
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(6,103)	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$7,786	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(1,579)	$306	$1,024	$315	$619	$(117)	$(622)
Amount of gain (loss) reclassified from AOCI into income - included component	$(1,579)	$306	$1,024	$315	$619	$(117)	$(622)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2023	2022	2023	2022
Customer loan swaps	Other expense	$38	$44	$11	$138
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(80)	268	4	(191)
Forward delivery commitments	Mortgage banking income, net	116	(155)	20	11
Total		$74	$157	$35	$(42)

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

As of June 30, 2023 and December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $15.4 million and $14.8 million, respectively. As of June 30, 2023 and December 31, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $0, respectively. If the Company had breached any of these provisions at June 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $15.4 million and $14.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2023
Derivative assets:
Customer loan swaps - dealer bank(2)	$15,329	$—	$15,329	$—	$—	$15,329
Interest rate contracts(2)	18,433	—	18,433	—	(16,338)	2,095
Total	$33,762	$—	$33,762	$—	$(16,338)	$17,424
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$15,366	$—	$15,366	$—	$—	$15,366
Interest rate contracts(2)	4,398	—	4,398	—	4,398	—
Total	$19,764	$—	$19,764	$—	$4,398	$15,366
Customer repurchase agreements	$193,182	$—	$193,182	$193,182	$—	$—
December 31, 2022
Derivative assets:
Customer loan swaps - dealer bank(2)	$14,802	$—	$14,802	$—	$—	$14,802
Interest rate contracts(2)	13,051	—	13,051	—	(10,915)	2,136
Total	$27,853	$—	$27,853	$—	$(10,915)	$16,938
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$14,850	$—	14,850	$—	$—	$14,850
Interest rate contracts(2)	5,515	—	5,515	—	5,515	—
Total	$20,365	$—	$20,365	$—	$5,515	$14,850
Customer repurchase agreements	$196,451	$—	$196,451	$196,451	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at June 30, 2023 and December 31, 2022, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2023 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2023		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2022		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$569,925	13.95%	10.50%	10.00%	$557,571	13.80%	10.50%	10.00%
Tier 1 risk-based capital ratio	530,154	12.97%	8.50%	6.00%	517,385	12.81%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	487,154	11.92%	7.00%	N/A	474,385	11.74%	7.00%	N/A
Tier 1 leverage capital ratio(1)	530,154	9.29%	4.00%	N/A	517,385	9.22%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$539,656	13.23%	10.50%	10.00%	$525,346	13.03%	10.50%	10.00%
Tier 1 risk-based capital ratio	499,885	12.25%	8.50%	8.00%	485,160	12.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	499,885	12.25%	7.00%	6.50%	485,160	12.03%	7.00%	6.50%
Tier 1 leverage capital ratio	499,885	8.77%	4.00%	5.00%	485,160	8.65%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At June 30, 2023 and December 31, 2022, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(5,163)	$1,110	$(4,053)	$(53,580)	$11,520	$(42,060)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	1,696	(365)	1,331	—	—	—
Less: reclassification adjustment for net realized losses(2)	—	—	—	(9)	2	(7)
Net change in fair value	(6,859)	1,475	(5,384)	(53,571)	11,518	(42,053)
Cash Flow Hedges:
Change in fair value	3,586	(772)	2,814	3,588	(771)	2,817
Less: reclassified AOCI gain (loss) into interest expense(3)	719	(155)	564	(239)	51	(188)
Less: reclassified AOCI (loss) gain into interest income(4)	(862)	185	(677)	237	(51)	186
Net change in fair value	3,729	(802)	2,927	3,590	(771)	2,819
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(5)	(8)	2	(6)	231	(50)	181
Other comprehensive loss	$(3,138)	$675	$(2,463)	$(49,750)	$10,697	$(39,053)
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

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$1,330	$(285)	$1,045	$(146,333)	$31,462	$(114,871)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	(3,395)	730	(2,665)	—	—	—
Less: reclassification adjustment for net realized losses(2)	—	—	—	(9)	2	(7)
Net change in fair value	4,725	(1,015)	3,710	(146,324)	31,460	(114,864)
Cash Flow Hedges:
Change in fair value	476	(102)	374	7,223	(1,553)	5,670
Less: reclassified AOCI gain (loss) into interest expense(3)	1,645	(353)	1,292	(739)	159	(580)
Less: reclassified AOCI (loss) gain into interest income(4)	(1,579)	339	(1,240)	619	(133)	486
Net change in fair value	410	(88)	322	7,343	(1,579)	5,764
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(5)	(14)	3	(11)	463	(100)	363
Other comprehensive income (loss)	$5,121	$(1,100)	$4,021	$(138,518)	$29,781	$(108,737)
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
At or For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$(122,445)	$3,286	$(312)	$(119,471)
Other comprehensive income (loss) before reclassifications	(4,053)	2,814	—	(1,239)
Less: Amounts reclassified from AOCI	1,331	(113)	6	1,224
Other comprehensive (loss) income	(5,384)	2,927	(6)	(2,463)
Balance at June 30, 2023	$(127,829)	$6,213	$(318)	$(121,934)
At or For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive income before reclassifications	1,045	374	—	1,419
Less: Amounts reclassified from AOCI	(2,665)	52	11	(2,602)
Other comprehensive income (loss)	3,710	322	(11)	4,021
Balance at June 30, 2023	$(127,829)	$6,213	$(318)	$(121,934)
At or For the Three Months Ended June 30, 2022
Balance at March 31, 2022	$(73,984)	$1,166	$(3,095)	$(75,913)
Other comprehensive (loss) income before reclassifications	(42,060)	2,817	—	(39,243)
Less: Amounts reclassified from AOCI	(7)	(2)	(181)	(190)
Other comprehensive (loss) income	(42,053)	2,819	181	(39,053)
Balance at June 30, 2022	$(116,037)	$3,985	$(2,914)	$(114,966)
At or For the Six Months Ended June 30, 2023
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(114,871)	5,670	—	(109,201)
Less: Amounts reclassified from AOCI	(7)	(94)	(363)	(464)
Other comprehensive (loss) income	(114,864)	5,764	363	(108,737)
Balance at June 30, 2022	$(116,037)	$3,985	$(2,914)	$(114,966)
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

	Location on Consolidated Statements of Income	Three Months Ended June 31,		Six Months Ended June 30,
(In thousands)		2023	2022	2023	2022
Debit card interchange income	Debit card income	$3,079	$3,213	$6,017	$6,137
Services charges on deposit accounts	Service charges on deposit accounts	1,935	1,931	3,697	3,764
Fiduciary services income	Income from fiduciary services	1,775	1,681	3,375	3,312
Investment program income	Brokerage and insurance commissions	1,152	1,272	2,245	2,266
Other non-interest income	Other income	465	450	887	850
Total non-interest income within the scope of ASC 606		8,406	8,547	16,221	16,329
Total non-interest income not in scope of ASC 606		1,704	2,594	3,755	4,637
Total non-interest income		$10,110	$11,141	$19,976	$20,966

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit costs were as follows for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost		2023	2022	2023	2022
Service cost	Salaries and employee benefits	$70	$133	$140	$267
Interest cost	Other expenses	189	115	378	230
Recognized net actuarial loss	Other expenses	—	215	—	431
Total		$259	$463	$518	$928

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost		2023	2022	2023	2022
Service cost	Salaries and employee benefits	$3	$5	$5	$10
Interest cost	Other expenses	41	28	81	56
Recognized net actuarial (gain) loss	Other expenses	—	22	(1)	44
Amortization of prior service credit	Other expenses	(6)	(6)	(11)	(12)
Total		$38	$49	$74	$98

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2023	2022	2023	2022
Net income	$12,389	$15,026	$25,116	$31,821
Dividends and undistributed earnings allocated to participating securities(1)	(17)	(40)	(41)	(83)
Net income available to common shareholders	$12,372	$14,986	$25,075	$31,738
Weighted-average common shares outstanding for basic EPS	14,564,282	14,651,851	14,568,680	14,696,323
Dilutive effect of stock-based awards(2)	40,034	52,800	43,692	60,739
Weighted-average common and potential common shares for diluted EPS	14,604,316	14,704,651	14,612,372	14,757,062
Earnings per common share:
Basic EPS	$0.85	$1.02	$1.72	$2.16
Diluted EPS	$0.85	$1.02	$1.72	$2.15
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	9,111	305	10,705	76
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of June 30, 2023 and December 31, 2022, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2023
Financial assets:
Trading securities	$4,235	$4,235	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	48,623	—	48,623	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	486,780	—	486,780	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	100,701	—	100,701	—
Corporate bonds	22,101	—	22,101	—
Loans held for sale	12,036	—	12,036	—
Customer loan swaps	15,329	—	15,329	—
Interest rate contracts	18,433	—	18,433	—
Fixed rate mortgage interest rate lock commitments	110	—	110	—
Forward delivery commitments	143	—	143	—
Financial liabilities:
Deferred compensation	$4,235	$4,235	$—	$—
Customer loan swaps	15,366	—	15,366	—
Interest rate contracts	4,398	—	4,398	—
Fixed rate mortgage interest rate lock commitments	162	—	162	—
Forward delivery commitments	9	—	9	—
December 31, 2022
Financial assets:
Trading securities	$3,990	$3,990	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	49,226	—	49,226	—
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	514,019	—	514,019	—
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	109,347	—	109,347	—
Corporate bonds	23,283	—	23,283	—
Loans held for sale	5,197	—	5,197	—
Customer loan swaps	14,802	—	14,802	—
Interest rate contracts	13,051	—	13,051	—
Fixed rate mortgage interest rate lock commitments	31	—	31	—
Forward delivery commitments	114	—	114	—
Financial liabilities:
Deferred compensation	$3,990	$3,990	$—	$—
Customer loan swaps	14,850	—	14,850	—
Interest rate contracts	5,515	—	5,515	—
Fixed rate mortgage interest rate lock commitments	87	—	87	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2023. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP, which may consist of collateral-dependent loans and servicing assets. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. As of June 30, 2023 and December 31, 2022, the Company did not have any material financial instruments measured and reported at fair value.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets or non-financial liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022. Non-financial assets measured at fair value on a non-recurring basis consist of OREO, goodwill and core deposit intangible assets.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At June 30, 2023 and December 31, 2022, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2023, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2023, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2023
Financial assets:
HTM debt securities	$534,584	$495,590	$—	$495,590	$—
Commercial real estate loans(1)(2)	1,658,496	1,564,814	—	—	1,564,814
Commercial loans(2)	417,642	403,100	—	—	403,100
Residential real estate loans(2)	1,737,676	1,512,478	—	—	1,512,478
Home equity loans(2)	230,221	228,473	—	—	228,473
Consumer loans(2)	19,113	16,873	—	—	16,873
Servicing assets	2,363	4,283	—	—	4,283
Financial liabilities:
Time deposits	$449,265	$439,762	$—	$439,762	$—
Short-term borrowings	448,182	447,761	—	447,761	—
Subordinated debentures	44,331	31,032	—	31,032	—
December 31, 2022
Financial assets:
HTM debt securities	$546,583	$506,193	$—	$506,193	$—
Commercial real estate loans(1)(2)	1,605,279	1,550,379	—	—	1,550,379
Commercial loans(2)	424,685	414,353	—	—	414,353
Residential real estate loans(2)	1,691,177	1,494,707	—	—	1,494,707
Home equity loans(2)	232,203	237,967	—	—	237,967
Consumer loans(2)	20,087	17,853	—	—	17,853
Servicing assets	2,458	4,412	—	—	4,412
Financial liabilities:
Time deposits	$300,451	$291,568	$—	$291,568	$—
Short-term borrowings	265,176	264,779	—	264,779	—
Subordinated debentures	44,331	31,032	—	31,032	—
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

In addition, statements regarding the potential effects of notable national and global current events on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income, as presented	$12,389	$15,026	$25,116	$31,821
Add: amortization of core deposit intangible assets, net of tax(1)	117	124	234	247
Net income, adjusted for amortization of core deposit intangible assets	$12,506	$15,150	$25,350	$32,068
Average equity, as presented	$466,198	$457,804	$464,434	$491,434
Less: average goodwill and core deposit intangible assets	(96,036)	(96,648)	(96,113)	(96,731)
Average tangible equity	$370,162	$361,156	$368,321	$394,703
Return on average equity	10.66%	13.16%	10.91%	13.06%
Return on average tangible equity	13.55%	16.83%	13.88%	16.38%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Non-interest expense, as presented	$27,143	$26,556	$53,308	$52,765
Net interest income, as presented	$32,690	$36,534	$66,970	$72,899
Add: effect of tax-exempt income(1)	235	231	464	458
Non-interest income, as presented	10,110	11,141	19,976	20,966
Add: net loss on sale of securities	—	9	—	9
Adjusted net interest income plus non-interest income	$43,035	$47,915	$87,410	$94,332
Ratio of non-interest expense to total revenues(2)	63.42%	55.70%	61.31%	56.21%
Efficiency ratio	63.07%	55.42%	60.99%	55.94%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net interest income, as presented	$32,690	$36,534	$66,970	$72,899
Add: effect of tax-exempt income(1)	235	231	464	458
Net interest income (fully-taxable equivalent)	$32,925	$36,765	$67,434	$73,357
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income, as presented	$12,389	$15,026	$25,116	$31,821
Add: income tax expense, as presented	3,165	3,748	6,417	8,009
Add: provision for credit losses, as presented	103	2,345	2,105	1,270
Earnings before income taxes and provision for credit losses	15,657	21,119	$33,638	$41,100
Less: SBA PPP loan income	(6)	(165)	(9)	(1,198)
Earnings before income taxes, provision for credit losses and SBA PPP Loan income	$15,651	$20,954	$33,629	$39,902

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

(Dollars in thousands, except number of shares, per share data and ratios)	June 30, 2023	December 31, 2022
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$467,376	$451,278
Less: goodwill and core deposit intangible assets	(95,964)	(96,260)
Tangible shareholders’ equity	$371,412	$355,018
Shares outstanding at period end	14,554,778	14,567,325
Book value per share	$32.11	$30.98
Tangible book value per share	$25.52	$24.37
Tangible Common Equity Ratio:
Total assets	$5,743,931	$5,671,850
Less: goodwill and core deposit intangible assets	(95,964)	(96,260)
Tangible assets	$5,647,967	$5,575,590
Common equity ratio	8.14%	7.96%
Tangible common equity ratio	6.58%	6.37%

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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Total deposits	$4,693,745	$4,826,929
Less: certificates of deposit	(449,265)	(300,451)
Less: brokered deposits	(224,255)	(181,253)
Core deposits	$4,020,225	$4,345,225

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

	Three Months Ended June 31,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Total average deposits(1)	$4,426,370	$4,382,798	$4,473,138	$4,381,424
Less: average certificates of deposit	(410,272)	(298,335)	(365,489)	(301,510)
Average core deposits	$4,016,098	$4,084,463	$4,107,649	$4,079,914
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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.8 billion in assets at June 30, 2023, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Throughout the first half of 2023, the interest rate environment remained volatile, highlighted by the 10-year U.S Treasury ranging from 3.29% to 4.07%, and averaging 3.62% for the first six months of 2023. The yield curve continues to be inverted, and for the first six months of 2023, the average 3-month U.S. Treasury was 161 basis points higher than the average 10-year U.S. Treasury. The volatility in interest rates and the prolonged inverted yield curve continue to be the result of rising interest rates in response to inflationary pressures in the U.S., but were amplified further by the failing of three regional banks in the first six months of 2023. As a result of the continued turbulence in the banking industry in 2023, the focus across much of the industry quickly transitioned from earnings to financial position. In response to the market dynamics, including the interest rate environment, our short-term priorities have shifted to deposit and net interest margin optimization, and to maintaining our strong credit quality position as of June 30, 2023.

The Company's financial footing is strong and is supported by a diverse deposit base, a strong liquidity position, excellent asset quality and regulatory capital that is well in excess of all required levels. The following metrics highlight the Company's financial strength as of June 30, 2023:
•Uninsured and uncollateralized1 deposits were 15% of total deposits, compared to 16% as of December 31, 2022, which speaks to the diversification of our depositor base.
1 Uncollateralized deposits are customer deposit balances for which the Company has not pledged any of its assets, including investment securities, or provided any other type of guarantee.

•Primary liquidity sources, which consists of cash, investment securities and FHLBB and FRB borrowing capacity, totaled $1.4 billion, which was approximately 2.0 times total uninsured and uncollateralized deposits.
•Annualized net charge-offs for the first half of 2023 were 0.03%, compared to 0.02% for the six months ended June 30, 2022.
•Non-performing assets were 0.09% of total assets and past due loans were 0.05% of total loans, compared to 0.09% and 0.06%, respectively, as of December 31, 2022.
•Common equity ratio was 8.14% and tangible common equity ratio (non-GAAP) was 6.58%, compared to 7.96% and 6.37%, respectively, as of December 31, 2022.
•Common Equity Tier 1 risk-based capital ratio was 11.92%, which exceeded the minimum regulatory capital required for capital adequacy plus the capital conservation buffer by 4.92%.

Like many others across the banking industry, the Company's earnings have been greatly affected by the inverted yield curve, as deposit and other funding costs have risen at a faster pace than our assets have repriced, which in turn resulted in the continued compression of our net interest margin through the first half of 2023. Our net interest margin for the six months ended June 30, 2023 was 2.47%, compared to 2.85% for the same period of 2022, and for the second quarter of 2023 was 2.40%, compared to 2.54% for the first quarter of 2023 and 2.84% for the second quarter of 2022. We continue to take actions to manage the net interest margin closely, including, but not limited to, disciplined loan and deposit pricing, redeployment of investment cash flows to fund incremental loan growth, as well as the utilization of interest rate swaps, longer term borrowings at lower rates, and brokered and retail CDs to reduce our exposure to rising short-term interest rates. The results of these actions can be seen in our interest rate risk position as of June 30, 2023, which is detailed in our interest rate risk modeling within "—Risk Management—Interest Rate Risk," as the Company's net interest income at risk over a 12-month period improved in an up 200 basis points scenario (based on our model as described).

The Company's investment portfolio continues to be a primary source of liquidity through investment cash flows, as well as the ability to pledge securities as collateral for funding. As of June 30, 2023, the fair value of the Company's bond portfolio was $1.2 billion and was in a net unrealized loss position of $140.1 million. We did not purchase any investments during the first six months of 2023, as we used investment cash flows to fund incremental loan growth. The investment portfolio continues to be primarily made up of agency-backed MBS and CMO, but also contains corporate bonds and municipal securities as further described within "—Financial Condition—Investments." As of June 30, 2023, the corporate bond portfolio was comprised of 20 different companies, of which 18 were differing banks. The banks in the portfolio range from the largest U.S. banks to community banks, with the largest exposure being to a global systemically important bank, or “G-SIB”, with a book value of $6.7 million as of June 30, 2023.The weighted-average life and duration of our bond portfolio as of June 30, 2023, was 7.8 years and 5.7 years, respectively, compared to 7.8 years and 5.8 years, respectively, as of December 31, 2022.

Discussed below is further information on the Company's financial performance for the second quarter of 2023 and its current financial position.

Operating Results. Net income for the second quarter of 2023 was $12.4 million, a decrease of $2.6 million or 18%, compared to the second quarter of 2022, and diluted EPS decreased $0.17, or 17%, to $0.85 for the second quarter of 2023 compared to the same period last year. Earnings before income taxes, provision expense and SBA PPP loan income (non-GAAP) for the second quarter of 2023 were $15.7 million, a decrease of $5.3 million, or 25%, between periods.

The key drivers of the decrease in net income between the quarter ended June 30, 2023 and 2022 included:
•A decrease in net interest income of $3.8 million, or 11%, driven by a decrease in net interest margin between periods of 44 basis points, which more than offset the increase in average interest-earnings assets between periods of 6%.
•A decrease in non-interest income of $1.0 million driven by the decrease in mortgage banking of $927,000. This decrease was driven by the change in the markets between periods, highlighted by the change in interest rates. Additionally, the Company's residential mortgage production volumes through the first six months of 2023 decreased 56% when compared to the same period in 2022.
•The decrease in net income was partially offset by the decrease in provision for credit losses of $2.2 million between periods. In the second quarter of 2022, the Company started to increase the overall reserves in anticipation of a softening economy that drove a significant increase through the quarterly provision. The Company has continued to incorporate these forecasted economic factors to address the potential risk of an economic slowdown that has not yet occurred, which has allowed the ACL to remain relatively stable.

Net income for the six months of 2023 was $25.1 million, a decrease of $6.7 million or 21%, compared to the first six months of 2022, and diluted EPS decreased $0.43, or 20%, to $1.72 for the first half of 2023 compared to the same period last year. Earnings before income taxes, provision expense and SBA PPP loan income (non-GAAP) for the first six months of 2023 were $33.6 million, a decrease of $6.3 million, or 16%, between periods.

The key drivers of the decrease in net income between the first six months ended June 30, 2023 and 2022 included:
•A decrease in net interest income of $5.9 million, or 8%, driven by a decrease in net interest margin between periods of 38 basis points, which more than offset the increase in average interest-earnings assets between periods of 6%.
•An increase in provision for credit losses of $835,000 between periods. For the first six months of 2023, the Company recorded a provision of $2.1 million that was primarily driven by the full charge-off of a $1.8 million bond issued by Signature Bank due to Signature Bank's failure in March 2023. For the first six months of 2022, the Company recorded provision expense of $1.3 million driven by the increase in anticipation of an economic slowdown, offset by a release of ACL on a portion of loans that the Company established in 2020 at the onset of the COVID-19 pandemic.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Return on average assets (annualized)	0.87%	1.11%	0.89%	1.18%
Return on average equity (annualized)	10.66%	13.16%	10.91%	13.06%
Return on average tangible equity (annualized) (non-GAAP)	13.55%	16.83%	13.88%	16.38%
Ratio of non-interest expense to total revenues	63.42%	55.70%	61.31%	56.21%
Efficiency ratio (non-GAAP)	63.07%	55.42%	60.99%	55.94%
Overhead ratio (non-interest expense divided by average assets) (annualized)	1.90%	1.96%	1.87%	1.95%

Asset Quality. As of June 30, 2023 and December 31, 2022, the Company's credit quality metrics were strong with non-performing loans totaling 0.13% of total loans. We continue to monitor the Company's loan portfolio closely for any leading indicators of potential stress.

As previously noted, in the first quarter of 2023, we fully wrote-off a $1.8 million investment in a bond issued by Signature Bank. Our corporate and municipal bond portfolio continues to be of high credit quality. In the second quarter of 2023 we re-evaluated these portfolios and do not see any further credit risk at this time. As of June 30, 2023, there was no allowance or impairment recorded on the Company's investment portfolios.

Shareholders' Equity. As of June 30, 2023, the Company's regulatory capital ratios were each well in excess of regulatory capital requirements.

The Company announced a cash dividend of $0.42 per share, payable on July 31, 2023, to shareholders of record on July 14, 2023, representing an annualized dividend yield of 5.42%, based on the Company's closing share price of $30.97, as reported by NASDAQ on June 30, 2023.

In January 2023, we announced a new share repurchase program was approved by the Company’s Board of Directors for up to 750,000 shares, or approximately 5% of total shares outstanding as of December 31, 2022, and the termination of our share repurchase program that was opened in 2022. The Company repurchased 65,692 shares of its outstanding common stock through the first six months of 2023 at a weighted-average price of $30.44 per share, all of which were repurchased in the second quarter of 2023.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended June 30, 2023, net interest income was 76% of total revenues, compared to 77% for the quarter ended June 30, 2022. For the six months ended June 30, 2023, net interest income was 77% of total revenues, compared to 78% for the same period of 2022. Net interest income is affected by several factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, the volume and mix of interest-earning assets and liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income on a fully-taxable equivalent basis (non-GAAP) as a percentage of average interest-earning assets.

Net Interest Income and Net Interest Margin. Net interest income on a fully-taxable equivalent basis for the quarter ended June 30, 2023 was $32.9 million, a decrease of $3.8 million, or 11%, compared to the second quarter of 2022. The decrease consisted of a $19.9 million increase in interest expense, partially offset by an increase in interest income on a fully-taxable equivalent basis of $16.0 million, or 40%, between periods. The sharp increase in interest expense and interest income between periods reflects the significant change in the interest rate environment between periods.
•The increase in interest expense between periods was primarily the result of a 127 basis points increase in our average cost of funds. The Federal Funds Target Rate range at June 30, 2023 was 5.00% - 5.25%, compared to 1.50% - 1.75% at June 30, 2022. From the start of the rising interest rate cycle (December 31, 2021), the Company has actively managed its funding costs and, in doing so, has held its total funding beta2 to 32% through June 30, 2023; however, the pace in which funding costs have risen has increased through the first six months of 2023 as the Federal Funds Interest Rate rose another 75 basis points. As a result, our total funding beta for the second quarter of 2023 was 74%, compared to 12% for the second quarter of 2022, and our total funding beta for the first half of 2023 was 62%, compared to 11% for the same period of 2022.
The Company’s average funding costs grew to 1.81% for second quarter of 2023, compared to 0.29% for the second quarter of 2022 as deposits costs increased 127 basis points over this period to 1.48% for the second quarter of 2023 and borrowing costs increased 280 basis points over this period to 3.77% for the second quarter of 2023. As short-term interest rates continued to rise, depositors have become more interest rate sensitive and deposit balances have shifted from lower cost deposits, such as non-interest checking and savings, to higher cost deposits, such as CDs and interest checking accounts.
•The increase in interest income between periods was driven by both interest-earning assets yield expansion and average interest-earning asset growth of $288.6 million, or 6%. Between periods, our yield on interest-earning assets grew 101 basis points to 4.12% for the second quarter of 2023, driven by loan yield expansion of 109 basis points to 4.73% for the second quarter of 2023 and investment yield expansion of 30 basis points to 2.21% for the second quarter of 2023. This increased yield reflects the increase in interest rates between periods.
Furthermore, in the first half of 2023, the Company executed five pay-fixed, receive-floating interest rate swaps, totaling $375.0 million of notional value on a designated pool of fixed rate residential real estate loans. The derivative transaction was designated as a “fair value hedge” under ASC 815, and was completed to reduce its near-term interest rate risk exposure to rising interest rates. For the second quarter of 2023, these interest rate swaps generated $1.2 million of interest income.

Our net interest margin on a fully-taxable equivalent basis for the quarters ended June 30, 2023 and 2022 was 2.40% and 2.84%, respectively.
2 The total funding beta measures the change in total funding costs for the Company as compared to the change in the average Federal Funds Rate over the same period.

In the first six months of 2023 the Company had net interest income on a fully-taxable equivalent basis of $67.0 million, a decrease of $5.9 million, or 8%, compared to the same period in 2022. The decrease consisted of a $35.8 million increase in interest expense, partially offset by an increase in interest income on a fully-taxable equivalent basis of $29.9 million, or 38%, between periods. The sharp increase in interest expense and interest income between periods reflects the significant change in the interest rate environment between periods.
•The increase in interest expense between periods was primarily driven by a 138 basis points increase in our average cost of funds to 1.63% for the six months ended June 30, 2023. Average deposit costs increased 117 basis points between periods to 1.35% for the six months ended June 30, 2023.
•The increase in interest income between periods was driven by both interest-earning assets yield expansion of 93 basis points to 4.02% for the six months ended June 30, 2023, and average interest-earning asset growth of $300.1 million, or 6%. Between periods, our average loan yield expanded 94 basis points to 4.61% for six months ended June 30, 2023. For the first six months of 2023, our investment yield expanded to 2.20%, an increase of 33 basis points over the same period in 2022. This increased yield reflects the increase in interest rates between periods.
Furthermore, the five pay-fixed, receive-floating interest rate swaps entered into in 2023, for a total $375.0 million of notional value on a designated pool of fixed rate residential real estate loans, generated $1.7 million of interest income.

Our net interest margin on a fully-taxable equivalent basis for the six months ended June 30, 2023 and 2022 was 2.47% and 2.85%, respectively.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$27,008	$335	4.90%	$51,018	$55	0.43%
Investments - taxable	1,212,942	6,313	2.08%	1,366,612	6,084	1.78%
Investments - nontaxable(1)	105,210	965	3.67%	112,954	975	3.45%
Loans(2):
Commercial real estate	1,670,299	20,040	4.75%	1,500,284	14,142	3.73%
Commercial(1)	405,485	5,975	5.83%	399,240	3,674	3.64%
SBA PPP	512	6	4.27%	4,696	165	13.88%
Municipal(1)	17,484	173	3.98%	18,633	145	3.13%
Residential real estate	1,748,443	17,730	4.06%	1,457,639	12,461	3.42%
Consumer and home equity	253,308	4,753	7.53%	240,967	2,560	4.26%
Total loans	4,095,531	48,677	4.73%	3,621,459	33,147	3.64%
Total interest-earning assets	5,440,691	56,290	4.12%	5,152,043	40,261	3.11%
Cash and due from banks	49,540			49,733
Other assets	259,697			242,093
Less: ACL	(37,415)			(32,234)
Total assets	$5,712,513			$5,411,635
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$999,809	$—	—%	$1,199,678	$—	—%
Interest checking	1,638,677	9,330	2.28%	1,426,335	1,147	0.32%
Savings	685,282	164	0.10%	751,274	77	0.04%
Money market	692,330	4,258	2.47%	707,176	746	0.42%
Certificates of deposit	410,272	2,603	2.55%	298,335	324	0.44%
Total deposits	4,426,370	16,355	1.48%	4,382,798	2,294	0.21%
Borrowings:
Brokered deposits	237,083	2,890	4.89%	145,735	216	0.59%
Customer repurchase agreements	192,428	707	1.47%	223,212	224	0.40%
Subordinated debentures	44,331	533	4.83%	44,331	532	4.81%
Other borrowings	272,737	2,880	4.23%	85,917	230	1.07%
Total borrowings	746,579	7,010	3.77%	499,195	1,202	0.97%
Total funding liabilities	5,172,949	23,365	1.81%	4,881,993	3,496	0.29%
Other liabilities	73,366			71,838
Shareholders' equity	466,198			457,804
Total liabilities & shareholders' equity	$5,712,513			$5,411,635
Net interest income (fully-taxable equivalent)		32,925			36,765
Less: fully-taxable equivalent adjustment		(235)			(231)
Net interest income		$32,690			$36,534
Net interest rate spread (fully-taxable equivalent)			2.31%			2.82%
Net interest margin (fully-taxable equivalent)			2.40%			2.84%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$26,515	$587	4.41%	$75,375	$88	0.23%
Investments - taxable	1,225,079	12,690	2.07%	1,387,971	12,110	1.74%
Investments - nontaxable(1)	105,355	1,931	3.67%	113,982	1,941	3.41%
Loans(2):
Commercial real estate	1,658,219	38,998	4.68%	1,494,824	27,702	3.69%
Commercial(1)	407,288	11,591	5.66%	386,147	6,976	3.59%
SBA PPP	553	9	3.35%	13,145	1,198	18.12%
Municipal(1)	16,744	314	3.78%	16,937	275	3.28%
Residential real estate	1,731,911	33,930	3.92%	1,402,838	24,114	3.44%
Consumer and home equity	253,533	9,194	7.31%	233,888	4,942	4.26%
Total loans	4,068,248	94,036	4.61%	3,547,779	65,207	3.67%
Total interest-earning assets	5,425,197	109,244	4.02%	5,125,107	79,346	3.09%
Cash and due from banks	48,134			48,782
Other assets	264,099			275,124
Less: ACL	(37,272)			(32,670)
Total assets	$5,700,158			$5,416,343
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,037,927	$—	—%	$1,199,567	$—	—%
Interest checking	1,664,128	17,671	2.14%	1,420,552	1,810	0.26%
Savings	709,907	301	0.09%	751,087	153	0.04%
Money market	695,687	8,043	2.33%	708,708	1,264	0.36%
Certificates of deposit	365,489	3,971	2.19%	301,510	662	0.44%
Total deposits	4,473,138	29,986	1.35%	4,381,424	3,889	0.18%
Borrowings:
Brokered deposits	228,866	5,091	4.49%	160,982	454	0.57%
Customer repurchase agreements	187,618	1,188	1.28%	215,721	354	0.33%
Subordinated debentures	44,331	1,061	4.83%	44,331	1,061	4.83%
Other borrowings	224,249	4,484	4.03%	43,998	231	1.06%
Total borrowings	685,064	11,824	3.48%	465,032	2,100	0.91%
Total funding liabilities	5,158,202	41,810	1.63%	4,846,456	5,989	0.25%
Other liabilities	77,522			78,453
Shareholders' equity	464,434			491,434
Total liabilities & shareholders' equity	$5,700,158			$5,416,343
Net interest income (fully-taxable equivalent)		67,434			73,357
Less: fully-taxable equivalent adjustment		(464)			(458)
Net interest income		$66,970			$72,899
Net interest rate spread (fully-taxable equivalent)			2.39%			2.84%
Net interest margin (fully-taxable equivalent)			2.47%			2.85%
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

	Three Months Ended June 30, 2023 vs. June 30, 2022			Six Months Ended June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(26)	$306	$280	$(56)	$555	$499
Investments – taxable	(684)	913	229	(1,417)	1,997	580
Investments – nontaxable	(67)	57	(10)	(147)	137	(10)
Commercial real estate	1,624	4,091	5,715	3,089	7,639	10,728
Commercial	57	2,254	2,311	382	4,248	4,630
SBA PPP	(147)	(12)	(159)	(1,147)	(42)	(1,189)
Municipal	(9)	37	28	(3)	42	39
Residential real estate	2,450	2,992	5,442	5,528	4,841	10,369
Consumer and home equity	131	2,062	2,193	415	3,837	4,252
Total interest income (fully-taxable equivalent)	3,329	12,700	16,029	6,644	23,254	29,898
Interest-bearing liabilities:
Interest checking	169	8,014	8,183	314	15,547	15,861
Savings	(7)	94	87	(8)	156	148
Money market	(16)	3,528	3,512	(23)	6,802	6,779
Certificates of deposit	123	2,156	2,279	140	3,169	3,309
Brokered deposits	134	2,540	2,674	192	4,445	4,637
Customer repurchase agreements	(31)	514	483	(46)	880	834
Junior subordinated debentures	—	1	1	—	—	—
Other borrowings	499	2,151	2,650	947	3,306	4,253
Total interest expense	871	18,998	19,869	1,516	34,305	35,821
Net interest income (fully-taxable equivalent)	$2,458	$(6,298)	$(3,840)	$5,128	$(11,051)	$(5,923)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2023	2022	2023	2022
Loan fees (cost)	Interest income	$157	$222	$(311)	$1,303
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	47	46	80	126
Recoveries on previously charged-off acquired loans	Interest income	11	24	37	169
Total		$215	$292	$(194)	$1,598

Provision for Credit Losses
The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended June 30, 2023		Change		Six Months Ended June 30, 2023		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Provision for loan losses	$305	$2,511	$(2,206)	(88)%	$744	$1,275	$(531)	42%
Credit for credit losses on off-balance sheet credit exposures	(202)	(166)	(36)	22%	(477)	(5)	(472)	9440%
Provision for HTM debt securities	—	—	—	—%	1,838	—	1,838	100%
Provision for credit losses	$103	$2,345	$(2,242)	(96)%	$2,105	$1,270	$835	66%

Provision for loan losses. The provision for loan losses for the three and six months ended June 30, 2023, were driven by our forecasted macroeconomic outlook, including the ongoing risk of a potential downturn over the next 12 to 24 months and loan growth of 1% for the second quarter of 2023 and 3% for the first half of 2023. Partially offsetting the need for provisions was continued strong asset quality across the Company’s loan portfolios. For the three and six months ended June 30, 2023, annualized net charge-offs were 0.04% and 0.03% of average loans, respectively; non-performing assets were 0.09% of total assets as of June 30, 2023; and loans 30-89 days past due were 0.05% of total loans as of June 30, 2023.

For the three and six months ended June 30, 2022, the provision for loan losses reflected loan growth of 5% and 9%, respectively, as well as accounted for the uncertainty in the macroeconomic environment at that time. Partially offsetting the need for higher provisions was the release of allowances recorded for certain loans at the onset of the COVID-19 pandemic totaling $2.4 million and $4.3 million for the three and six months ended June 30, 2023.

Credit for credit losses on off-balance credit exposures. At June 30, 2023, the ACL on off-balance sheet credit exposures was $2.8 million, as compared to $3.2 million as of June 30, 2022. The decrease in provision for the three and six months ended June 30, 2023 compared to the same periods in 2022 were driven by the decrease in unfunded commitments and credit lines during each period.

Provision for HTM debt securities. In the first quarter of 2023 the Company fully wrote-off of one Signature Bank corporate bond as Signature Bank failed. There were no necessary provisions recorded in the second quarter of 2023 or in the three and six months ended June 30, 2022.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Debit card income	$3,079	$3,213	$(134)	(4)%	$6,017	$6,137	$(120)	(2)%
Service charges on deposit accounts	1,935	1,931	4	N.M.	3,697	3,764	(67)	(2)%
Income from fiduciary services	1,775	1,681	94	6%	3,375	3,312	63	2%
Brokerage and insurance commissions	1,152	1,272	(120)	(9)%	2,245	2,266	(21)	(1)%
Mortgage banking income, net(1)	590	1,517	(927)	(61)%	1,306	2,551	(1,245)	(49)%
Bank-owned life insurance	613	569	44	8%	1,205	1,145	60	5%
Net loss on sale of securities	—	(9)	9	N.M.	—	(9)	9	N.M.
Other income(2)	966	967	(1)	N.M.	2,131	1,800	331	18%
Total non-interest income	$10,110	$11,141	$(1,031)	(9)%	$19,976	$20,966	$(990)	(5)%
Non-interest income as a percentage of total revenues	24%	23%			23%	22%
(1)    Mortgage banking income, net: The decrease for the three months ended June 30, 2023, compared to the same period of 2022, was driven by the change in the housing market between periods, highlighted by the shift in the interest rate environment between periods that drove the decrease in mortgage production of 56% compared to the second quarter of 2022. During the second quarter of 2023, the Company sold $36.0 million, or 41%, of its residential mortgage loan production compared to $47.0 million, or 19%, of its residential mortgage loan production for the second quarter of 2022. As of June 30 2023, the Company's residential mortgage loan pipeline stood at $62.7 million, compared to the $98.6 million at June 30 2022, a decrease of 36%.
The decrease for the six months ended June 30, 2023, compared to the same period of 2022, was due to the decrease in residential mortgage loan sales, compared to June 30, 2022. For the six months ended June 30, 2023, the Company sold $71.1 million, or 40%, of its residential mortgages, compared to $93.7 million, or 21%, for the six months ended June 30, 2022. This decrease in residential mortgage production through the first six months of 2023, compared to the same period last year, (for the reasons outlined above) aligns with the decrease in residential mortgage activity across the industry.
(2)    Other income: The increase in other income for the first six months of 2023, compared to the same period last year, was driven by an increase in customer loan swap fees of $299,000.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Salaries and employee benefits(1)	$15,288	$15,402	$(114)	(1)%	$29,861	$30,908	$(1,047)	(3)%
Furniture, equipment and data processing	3,179	3,202	(23)	(1)%	6,390	6,334	56	1%
Net occupancy costs	1,852	1,806	46	3%	3,931	3,950	(19)	—%
Debit card expense(2)	1,262	1,134	128	11%	2,463	2,200	263	12%
Consulting and professional fees	1,375	1,293	82	6%	2,430	2,300	130	6%
Regulatory assessments(3)	868	515	353	69%	1,713	1,170	543	46%
Amortization of core deposit intangible assets	148	157	(9)	(6)%	296	313	(17)	(5)%
Other real estate owned and collection costs (recoveries), net	4	38	(34)	(89)%	9	(47)	56	(119)%
Other expenses(4)	3,167	3,009	158	5%	6,215	5,637	578	10%
Total non-interest expense	$27,143	$26,556	$587	2%	$53,308	$52,765	$543	1%
Ratio of non-interest expense to total revenues	63.42%	55.70%			61.31%	56.21%
Efficiency ratio (non-GAAP)	63.07%	55.42%			60.99%	55.94%
(1)    Salaries and employee benefits: The decrease for the six months ended June 30, 2023, compared to the same period in 2022, was primarily driven by lower incentive accruals.
(2)    Debit card expense: The increase for both the three months and six months ended June 30, 2023, compared to the same periods in 2022, reflects inflationary costs driving a higher costs per transaction to process and support.
(3)    Regulatory assessments: The increase for both the three months and six months ended June 30, 2023 compared to the same periods in 2022, was driven by the increase in FDIC assessments rates, effective January 1, 2023.
(4)    Other expenses: The increase for the six months ended June 30, 2023, compared to the same period in 2022, was driven by: (i) an increase in external hiring costs of $278,000 as the Company's Board of Directors engaged a national-recognized recruiting firm to support its efforts in identifying the successor for both the Company's President and Chief Executive Officer and the Chief Risk Officer roles, (ii) higher marketing costs of $208,000, in part, to support our deposit acquisition strategy, and (iii) a change in the credit valuation adjustment on the Company's back-to-back loan swaps of $128,000.

On May 11, 2023, the FDIC released a proposed rule that would impose special assessments to recover the losses to the deposit insurance fund resulting from the FDIC’s use of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the recent failures by other banking institutions. Under the proposed rule, the first $5 billion of estimated uninsured deposits would be excluded from the assessment base for the special assessments. As a result, the Bank would not be subject to the special assessment if the rule is implemented as proposed. The effect of the proposed rule on the Company and the Bank, if any, will depend on the final form of the FDIC’s rulemaking.

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents at June 30, 2023, were $94.3 million, compared to $75.4 million at December 31, 2022. We continually monitor our cash levels as part of our liquidity risk management practices. Refer to the "—Liquidity" section for additional details.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At June 30, 2023 and December 31, 2022, the Company’s investment portfolio consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for its executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value or amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

In the second quarter of 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At June 30, 2023, the net unrealized losses on the transferred securities reported within AOCI were $49.5 million, net of a deferred tax asset of $13.6 million, and the weighted-average life on these securities was 8.7 years. At December 31, 2022, the net unrealized losses on the transferred securities reported within AOCI were $52.2 million, net of a deferred tax asset of $14.3 million.

At June 30, 2023, the reported value of Company's total investments portfolio was $1.2 billion, a decrease of $47.5 million, or 3.8%, since December 31, 2022. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $51.3 million;
•A net increase in the fair value of the AFS debt securities portfolio of $1.3 million due to interest rate movements during the quarter.
•An increase of $1.9 million in FHLBB common stock due to increased borrowing levels during the first half of 2023.
•At June 30, 2023, the Company wrote-off a $1.8 million Signature Bank corporate bond as Signature Bank failed during the first quarter of 2023.

Our AFS debt securities portfolio, which comprised 54% and 55% of our investment portfolio at June 30, 2023 and December 31, 2022, was carried at fair value using Level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities portfolio comprised 44% and 43% of our investment portfolio at June 30, 2023 and at December 31, 2022.

The book value of our debt securities as of June 30, 2023 and December 31, 2022, was $1.3 billion. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. The following table provides the make-up of the Company's investment portfolio as of June 30, 2023, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	June 30, 2023	Percentage of Total
MBS - Agency-backed	$880,591	68%
CMO - Agency-backed	254,540	20%
Municipal	105,230	8%
Corporate	44,657	3%
Other - Agency-backed	7,525	1%
Total	$1,292,543	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities at June 30, 2023, compared to December 31, 2022, remains relatively unchanged and the Company expects it will continue to be well positioned to provide a stable source of cash flow. At June 30, 2023 and December 31, 2022, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.7 years and 5.8 years, respectively.

In the first quarter of 2023, we wrote-off a $1.8 million corporate bond issued by Signature Bank due to Signature Bank's failure during the first quarter. This corporate bond was designated as HTM and previously carried no ACL. We completed a review of our HTM and AFS investment portfolio as of June 30, 2023, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Fair Value	Book Value	Net Unrealized (Loss) Gain	Fair Value	Book Value	Net Unrealized Loss
Corporate bonds	$40,358	$44,657	$(4,299)	$44,012	$46,350	$(2,338)
Municipal bonds	104,954	105,230	(276)	104,025	105,656	(1,229)
Total	$145,312	$149,887	$(4,575)	$148,037	$152,006	$(3,567)

At June 30, 2023, corporate bonds were approximately 3% of the book value of the total bond portfolio. At June 30, 2023, corporate bonds with a book value of $35.1 million, or 79% of the corporate bond portfolio, carried an investment-grade credit rating and the remaining $9.5 million of book value, or 21% of the corporate bond portfolio, were non-rated corporate bonds of community banks within our markets. As of June 30, 2023, the corporate bond portfolio was made up of 20 different companies, which included 18 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 38% of our exposure as of June 30, 2023, being to global systemically important banks, or "G-SIBs." Since March 31, 2023, a limited number of the rated corporate bonds in the portfolio have been downgraded as a result of stress in the banking system, although all remain investment-grade. We will continue to monitor this portfolio.

At June 30, 2023, municipal bonds were approximately 8% of the book value of the total bond portfolio. At June 30, 2023, all municipal bonds carried an investment-grade credit rating.

At June 30, 2023 and December 31, 2022, the Company did not carry an ACL on any of its corporate or municipal bonds.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2023 and December 31, 2022, our investment in FHLBB stock totaled $9.3 million and $7.3 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Loans
The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 69% of the loan portfolio as of June 30, 2023 and December 31, 2022. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 15% and 9%, respectively, of our total loan portfolio as of June 30, 2023, and 15% and 9% as of December 31, 2022. As of June 30, 2023, our distribution channels included 57 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and an online residential mortgage and small business digital loan platform.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2023	December 31, 2022	($)	(%)
Commercial real estate - non-owner-occupied	$1,341,138	$1,292,443	$48,695	4%
Commercial real estate - owner-occupied	335,864	332,494	3,370	1%
Commercial	422,437	430,131	(7,694)	(2)%
Residential real estate	1,748,303	1,700,266	48,037	3%
Consumer and home equity	252,389	255,019	(2,630)	(1)%
Total loans	$4,100,131	$4,010,353	$89,778	2%
Commercial Loan Portfolio	$2,099,439	$2,055,068	$44,371	2%
Retail Loan Portfolio	$2,000,692	$1,955,285	$45,407	2%
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

For the first six months of 2023, the Company held 60% of its funded residential mortgage production, which decreased from 79% in the same period of 2022. The Company anticipates over the next several quarters it will continue to sell more residential mortgage production as a percentage of total production in comparison to more recent periods in order to manage the Company's balance sheet in the current interest rate environment.

At June 30, 2023, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 32% and 26%, respectively, of our total commercial real estate portfolio and 13% and 11% of total loans. At December 31, 2022, the non-residential building operators' industry and lessors of residential buildings industry concentrations were 34% and 28%, respectively, of our total commercial real estate portfolio and 14% and 11% of total loans. At June 30, 2023, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

During the first six months of 2023, the banking industry faced a heightened focus on commercial real estate and the office space sector specifically given the increase in vacant properties. As of June 30, 2023, the Company's commercial portfolio, including commercial real estate and commercial loans, totaled $2.1 billion, of which office space totaled $204.7 million, or 5% of total loans and 20% of the commercial real estate investment portfolio. The Company's office space loans as of June 30, 2023, were located in its primary markets — Maine, Massachusetts and New Hampshire. As of June 30, 2023, the Company was not aware of any troubled credits within its commercial real estate office space loan portfolio and none of these loans were non-performing or 30-89 days past due.

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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - non-owner-occupied	$9	$11
Commercial real estate - owner-occupied	47	46
Commercial	729	715
Residential real estate	1,781	1,733
Consumer and home equity	482	486
Total non-accrual loans	3,048	2,991
Accruing TDRs prior to ASU 2022-02 adoption not included above	2,140	2,114
Total non-performing loans	5,188	5,105
Other real estate owned	—	—
Total non-performing assets	$5,188	$5,105
Total loans, excluding loans held for sale	$4,100,131	$4,010,353
Total assets	$5,743,931	$5,671,850
ACL on loans	$36,983	$36,922
ACL on loans to non-accrual loans	1,213.35%	1,234.44%
Non-accrual loans to total loans	0.07%	0.07%
Non-performing loans to total loans	0.13%	0.13%
Non-performing assets to total assets	0.09%	0.09%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At June 30, 2023, there were no loans classified as potential problem loans.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$112	$267
Commercial real estate - owner-occupied	—	55
Commercial	294	801
Residential real estate	1,192	1,038
Consumer and home equity	653	391
Total	$2,251	$2,552
Total loans	$4,100,131	$4,010,353
Accruing loans 30-89 days past due to total loans	0.05%	0.06%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2022
(Dollars in thousands)	2023	2022	2023	2022
ACL on loans at the beginning of the period	$37,134	$31,770	$36,922	$33,256	$33,256
Provision (credit) for loan losses	305	2,511	744	1,275	4,430
Net charge-offs (recoveries)[1]
Commercial real estate	(1)	—	(2)	(3)	(5)
Commercial	470	93	683	281	663
Residential real estate	(29)	16	(15)	16	66
Consumer and home equity	16	(72)	17	(7)	40
Total net charge-offs	456	37	683	287	764
ACL on loans at the end of the period	$36,983	$34,244	$36,983	$34,244	$36,922
Components of ACL:
ACL on loans	$36,983	$34,244	$36,983	$34,244	$36,922
ACL on off-balance sheet credit exposures	2,788	3,190	2,788	3,190	3,265
ACL at end of the period	$39,771	$37,434	$39,771	$37,434	$40,187
Total loans, excluding loans held for sale	$4,100,131	$3,724,227	$4,100,131	$3,724,227	$4,010,353
Average Loans	$4,095,531	$3,621,459	$4,068,248	$3,547,779	$3,710,415
Net charge-offs to average loans (annualized)	0.04%	—%	0.03%	0.02%	0.02%
Provision for loan losses (annualized) to average loans	0.03%	0.28%	0.04%	0.07%	0.12%
ACL on loans to total loans	0.90%	0.92%	0.90%	0.92%	0.92%
ACL on loans to non-performing loans	712.86%	588.28%	712.86%	588.28%	723.25%
ACL on loans to net charge-offs (annualized)	2,027.58%	23,137.84%	2,707.39%	5,965.85%	4,832.72%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended June 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2023:
Commercial real estate	$—	$1	$(1)	$1,670,299	—%
Commercial	534	64	470	423,481	0.11%
Residential real estate	—	29	(29)	1,748,443	—%
Consumer and home equity	27	11	16	253,308	0.01%
Total	$561	$105	$456	$4,095,531	0.04%
2022:
Commercial real estate	$—	$—	$—	$1,500,284	—%
Commercial	316	223	93	422,569	0.02%
Residential real estate	16	—	16	1,457,639	—%
Consumer and home equity	17	89	(72)	240,967	(0.03)%
Total	$349	$312	$37	$3,621,459	—%

	For The Six Months Ended June 30,
2023:
Commercial real estate	$—	$2	$(2)	$1,658,219	—%
Commercial	846	163	683	424,585	0.16%
Residential real estate	18	33	(15)	1,731,911	—%
Consumer and home equity	31	14	17	253,533	0.01%
Total	$895	$212	$683	$4,068,248	0.03%
2022:
Commercial real estate	$—	$3	$(3)	$1,494,824	—%
Commercial	561	280	281	416,229	0.07%
Residential real estate	16	—	16	1,402,838	—%
Consumer and home equity	84	91	(7)	233,888	—%
Total	$661	$374	$287	$3,547,779	0.02%

	For the Year Ended December 31, 2022
Commercial real estate	$—	$5	$(5)	$1,532,225	—%
Commercial	1,042	379	663	422,304	0.16%
Residential real estate	66	—	66	1,511,985	—%
Consumer and home equity	134	94	40	243,901	0.02%
Total	$1,242	$478	$764	$3,710,415	0.02%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the six months ended June 30, 2023. The significant key assumptions used with the ACL on loans calculation at June 30, 2023 and December 31, 2022, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of June 30, 2023 and December 31, 2022, the recorded ACL on loans was $37.0 million, or 0.90% to total loans, and $36.9 million, or 0.92% of total loans, respectively, and represented our best estimate. The increase in the ACL balance between periods was driven loan growth of 3% during the first half of 2023 and our forecasted macroeconomic outlook, which incorporates the ongoing risk of a potential downturn over the next 12 to 24 months.

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

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the six months ended June 30, 2023. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of June 30, 2023 and December 31, 2022, was $2.8 million and $3.3 million, respectively.

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

ACL on HTM Securities. Each quarter the Company evaluates its investment portfolio for potential credit risk, and, in the first quarter of 2023, the Company fully wrote-off one $1.8 million corporate bond issued by Signature Bank that was designated as HTM. Through our evaluation of our HTM debt securities there were no other credit concerns identified within our investment portfolio. As of June 30, 2023 and December 31, 2022, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 3 of the consolidated financial statements for further discussion.

Liabilities
Deposits. At June 30, 2023, deposits totaled $4.7 billion, a decrease of $133.2 million, or 3%, since December 31, 2022. The interest rate environment for the first half of 2023 has created a highly competitive landscape for deposits across our markets as depositors looked to deploy excess liquidity into higher yielding, interest-bearing deposit accounts and the recent turmoil in the banking industry, which included the failure of three larger, regional banks during the first of 2023, put an increased focused on bank liquidity. We have and continue to manage deposits closely with a focus on maintaining and enhancing existing depositor relationships and developing new ones, while balancing the Company's overall funding cost and liquidity position. Another factor impacting deposits through the first half of 2023 was the decrease in average consumer deposit balances, primarily checking and savings accounts, which, in part, was likely due to depositors redeploying excess liquidity given the current interest rate environment as described above, but also likely reflects the shift in the overall financial position of the consumer as average checking and savings account deposit balances from the onset of the COVID-19 pandemic in 2020 through mid-year 2022 steadily increased before reaching its peak. As of June 30, 2023, the Company's average consumer checking and savings account deposit balances have decreased 13%, compared June 30, 2022, but still remain significantly higher than pre-pandemic.

The decrease in deposits through the first half of 2023 was primarily within checking and savings account balances, which were down $263.2 million, or 9%, and $83.9 million, or 11%, respectively. The Company was primarily able to attract new deposits and retain existing deposits through its higher yielding, interesting-bearing deposit accounts. Additionally, the Company leveraged the brokered deposits market to lock-in certain funding during the first six months of 2023 when it proved cost advantageous to other funding sources. For the first half of 2023, CD balances grew $148.8 million, or 50%, money market deposit balances grew $22.1 million, or 3%, and brokered deposit balances grew $43.0 million, or 24%. The Company has used a mix of deposit product offerings to attract new deposits and retain existing deposits throughout the first half of 2023.

The Company's loan-to-deposit ratio was 87% at June 30, 2023, compared to 83% at December 31, 2022.

At June 30, 2023, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 was $1.1 billion, or 24% of total deposits, as of June 30, 2023, and $1.4 billion, or 29% of total deposits, as of December 31, 2022.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $699.1 million, or 15% of total deposits, as of June 30, 2023 and $745.9 million, or 16% of total deposits, as of December 31, 2022.

The portion of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $79.9 million, or 18% of CD balances, as of June 30, 2023, and $62.5 million, or 21% of CD balances, as of December 31, 2022.

Borrowings. At June 30, 2023, total borrowings were $492.5 million, an increase of $183.0 million, or 59%, since December 31, 2022. The increase reflects the need for additional funding to support asset growth of 1% and a decrease in deposits of 3% during the first half of 2023. Included in total borrowings at June 30, 2023, was $135.0 million from the BTFP, for a period of one year at a fixed rate of 4.70%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company's investment securities at par. The Company utilized the BTFP to manage borrowing costs while obtaining favorable prepayment terms. Short-term FHLBB advances increased $20.0 million during the second quarter of 2023 to $120.0 million at June 30, 2023.

Shareholders' Equity
Shareholders' equity at June 30, 2023, totaled $467.4 million, an increase of $16.1 million, or 4%, since December 31, 2022. The increase was driven by net income of $25.1 million for the six months ended June 30, 2023, net of regular quarterly cash dividends of $12.3 million, and an increase to AOCI of $4.0 million driven by a decrease in long-term interest rates between periods resulting in an improvement in valuation of the AFS bond portfolio.

On June 30, 2023, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on July 31, 2023 to shareholders of record as of July 14, 2023. As of June 30, 2023, the Company's annualized dividend yield was 5.42% based on Camden National's closing share price of $30.97, as reported by NASDAQ on June 30, 2023.

In January 2023, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2022. During the six months ended June 30, 2023, the Company repurchased 65,692 shares at a weighted average price of $30.44.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended June 30,		At or For The Six Months Ended June 30,		At or For The Year Ended December 31, 2022
	2023	2022	2023	2022
Financial Ratios
Average equity to average assets	8.16%	8.46%	8.15%	9.07%	8.51%
Common equity ratio	8.14%	8.17%	8.14%	8.17%	7.96%
Tangible common equity ratio (non-GAAP)	6.58%	6.51%	6.58%	6.51%	6.37%
Dividend payout ratio	49.41%	39.22%	48.84%	37.04%	38.76%
Per Share Data
Book value per share	$32.11	$30.52	$32.11	$30.52	$30.98
Tangible book value per share (non-GAAP)	$25.52	$23.92	$25.52	$23.92	$24.37
Dividends declared per share	$0.42	$0.40	$0.84	$0.80	$1.62
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

During the first six months of 2023, the banking industry experienced three high-profile bank failures, which led to an industry-wide increase in concerns related to liquidity, deposit outflows and eroding customer confidence in the banking system. Despite these developments and related recent volatility in the banking industry, our liquidity position continued to exceed our target levels and we believe we currently have appropriate liquidity available to respond to demands.

As of June 30, 2023, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash[1]	$28,276
Unpledged investment securities	522,306
Over collateralized securities pledging position	58,013
FHLBB	672,134
Fed Discount Window	41,950
BTFP	29,757
Unsecured borrowing lines	69,872
Total available primary liquidity	$1,422,308
(1)     Excess Cash represents cash held at the FRB that is above the minimum reserve requirement. At June 30, 2023 the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.4 billion was 2.0 times uninsured and uncollateralized deposits as of June 30, 2023. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of June 30, 2023, we may access additional funding through brokered deposits.
Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of June 30, 2023 and December 31, 2022, total deposits, including brokered deposits, were $4.7 billion, which included money market deposits of $61.0 million and $73.5 million, respectively, from Camden National Wealth Management, a division of the Bank, which represent client funds. These funds fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of June 30, 2023:

(In thousands)	CDs
1 year or less	$373,619
> 1 year	75,646
Total	$449,265

Brokered deposits totaled $224.3 million at June 30, 2023, and consisted of $163.4 million of brokered CDs and $60.8 million of brokered money market accounts. As of June 30, 2023, all brokered CDs are schedule to mature within the next 12 months. At June 30, 2023, we also have access to additional brokered deposits.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity, which may include borrowings and advances from the FHLBB, federal funds and repurchase agreements. As of June 30, 2023, total borrowings were $492.5 million, compared to $309.5 million as of December 31, 2022. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of June 30, 2023, the Company had $672.1 million in this borrowing capacity from the FHLBB. In the second quarter of 2023, the Company borrowed $135.0 million from the BTFP for a period of one year at a fixed rate of 4.70%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company's investment securities at par. The Company utilized the BTFP to manage borrowing costs while obtaining favorable prepayment terms. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with correspondent banks of $50.0 million and $10.0 million, and with the FRB Discount Window of $42.0 million as of June 30, 2023. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of June 30, 2023:

(In thousands)	FHLBB Advances	BTFP	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$120,000	$135,000	$193,182	$—	$448,182
> 1 year	—	—	—	44,331	44,331
Total	$120,000	$135,000	$193,182	$44,331	$492,513

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of June 30, 2023, qualifying residential mortgage loans with a book value of $1.7 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	June 30, 2023
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$22,053	$190,654	$600,547	$3,049	$816,303	20%
Commercial	11,717	95,242	82,949	430	190,338	5%
Residential real estate	337	10,283	157,949	1,198,198	1,366,767	33%
Consumer and home equity	2,567	11,825	22,709	163,197	200,298	5%
Total fixed rate	36,674	308,004	864,154	1,364,874	2,573,706	63%
Adjustable/Variable Rate:
Commercial real estate(2)	11,636	195,124	404,719	249,220	860,699	21%
Commercial	54,452	119,566	48,466	9,616	232,100	6%
Residential real estate	15	927	40,385	340,209	381,536	9%
Consumer and home equity	72	2,076	11,481	38,461	52,090	1%
Total adjustable/variable rate	66,175	317,693	505,051	637,506	1,526,425	37%
Total loans	$102,849	$625,697	$1,369,205	$2,002,380	$4,100,131	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 and the first six months of 2023 resulted in slowing cash flows. As of June 30, 2023 and December 31, 2022, the Company's MBS and CMO debt securities portfolio totaled 88% of book value for both periods, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market, which was $365.6 million at June 30, 2023.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of June 30, 2023:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$98,668
> 1 year	1,094,121
Total	$1,192,789
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the six months ended June 30, 2023, the Company reported net income of $25.1 million and paid cash dividends of $12.3 million to shareholders.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At June 30, 2023, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$12,797	$1,343	$11,454
Finance leases	6,966	313	6,653
Other contractual obligations	6,390	6,390	—
Total	$26,153	$8,046	$18,107

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $467.4 million and $451.3 million at June 30, 2023 and December 31, 2022, respectively, which amounted to 8% of total assets for both periods. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the six months ended June 30, 2023.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $12.3 million and $11.7 million for the six months ended June 30, 2023 and 2022, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2023 and 2022, the Bank declared dividends payable to the Company in the amount of $12.4 million and $16.3 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At June 30, 2023 and December 31, 2022, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

RISK MANAGEMENT

The Company’s Board of Directors and management have identified significant risk categories which affect the Company. The risk categories include: credit; liquidity; market; interest rate; capital; operational and technology, including cybersecurity; vendor and third party; people and compensation; compliance and legal; strategic alignment; and reputation. The Board of Directors has approved an Enterprise Risk Management ("ERM") Policy that addresses each category of risk. The direct oversight and responsibility for the Company's risk management program has been delegated to the Company's Executive Vice President, Chief Risk Officer, who is a member of the Executive Committee and reports directly to the Chief Executive Officer.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming a static balance sheet, given a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a

“rate shock” have on earnings expectations. In the down 200 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

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

As of June 30, 2023 and 2022, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2023	June 30, 2022
Year 1
+200 basis points	(1.01)%	(2.43)%
-200 basis points	2.32%	0.19%
Year 2
+200 basis points	16.57%	6.05%
-200 basis points	14.91%	(2.33)%
If rates remain at or near current levels, net interest income is projected to increase in year two of the simulation. Asset cash flows reprice and replace into the current higher rate environment at rates above current portfolio averages more than offsetting the pressure from funding costs replacing into higher rates, causing balance sheet spread to expand.

If rates increase 200 basis points, net interest income is projected to decrease slightly in the first year of the simulation as the funding base adjusts into the higher rate environment to a greater degree than asset yields increase. In the second year, net interest income is projected to increase as loan and investment yields continue to reprice/reset into higher yields and funding cost increases slow.

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

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of June 30, 2023 and December 31, 2022.

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

LIBOR was a benchmark interest rate for certain floating rate loans, deposits and borrowings, and off-balance sheet exposures of the Company. The publication of all U.S. Dollar LIBOR settings ceased to be provided or ceased to be representative as of July 2, 2023. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), and its implementing regulations, were finalized in December 2022. The LIBOR Act and its implementing regulations established a process for replacing LIBOR on existing LIBOR contracts that did not provide for the use of a clearly defined or practicable replacement benchmark rate with a benchmark replacement based on SOFR. The Company no longer offers new contracts that reference LIBOR and all legacy contracts that were indexed to U.S. Dollar LIBOR have been transitioned to SOFR-based or other alternative reference rates in accordance with the fallback provisions of the LIBOR Act.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased (1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1-30, 2023	15,718	$31.88	12,741	737,259
May 1-31, 2023	52,951	30.09	52,951	684,308
June 1-30, 2023	—	—	—	684,308
Total	68,669	$30.50	65,692	684,308
1) Includes 2,977 shares surrendered by employees of the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.
2) In January 2023, the Company announced that the Board of Directors had authorized a common stock repurchase program for management to repurchase up to 750,000 shares. This program replaced the 2022 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 3, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1
Amended and Restated Articles of Incorporation of Camden National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2023.

3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2023).
4.1*	Description of Camden National Corporation's Securities Registered under Section 12 of the Exchange Act.
10.1†*	Form of Performance Share Unit Award Agreement Under the Camden National Corporation Third Amended and Restated Long-Term Incentive Program.
10.2†*	Form of Restricted Stock Award Agreement Under the Camden National Corporation 2022 Equity and Incentive Plan.
10.3†
Camden National Corporation Third Amended and Restated Defined Contribution Retirement Program, effective as of April 26, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2023).

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three and Six Months Ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2023 and 2022; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	August 9, 2023
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	August 9, 2023
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer