Form 10-Q
period 2023-09-30
CAMDEN NATIONAL CORP
filed 2023-11-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 31, 2023: Common stock (no par value) 14,558,137 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$91,291	$50,566
Interest-bearing deposits in other banks (including restricted cash)	120,223	24,861
Total cash, cash equivalents and restricted cash	211,514	75,427
Investments:
Trading securities	4,195	3,990
Available-for-sale securities, at fair value (amortized cost of $705,019 and $796,960, respectively)	589,003	695,875
Held-to-maturity securities, at amortized cost (fair value of $483,547 and $506,193, respectively)	549,961	546,583
Other investments	14,459	12,713
Total investments	1,157,618	1,259,161
Loans held for sale, at fair value (book value of $11,299 and $5,259, respectively)	11,187	5,197
Loans	4,058,413	4,010,353
Less: allowance for credit losses on loans	(36,407)	(36,922)
Net loans	4,022,006	3,973,431
Goodwill	94,697	94,697
Core deposit intangible assets	1,119	1,563
Bank-owned life insurance	101,001	99,142
Premises and equipment, net	35,121	36,022
Deferred tax assets	50,247	50,217
Other assets	95,165	76,993
Total assets	$5,779,675	$5,671,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,023,239	$1,141,753
Interest checking	1,579,991	1,763,850
Savings and money market	1,389,180	1,439,622
Certificates of deposit	552,111	300,451
Brokered deposits	133,885	181,253
Total deposits	4,678,406	4,826,929
Short-term borrowings	470,140	265,176
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	123,500	84,136
Total liabilities	5,316,377	5,220,572
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,558,137 and 14,567,325 on September 30, 2023 and December 31, 2022, respectively	114,842	115,069
Retained earnings	478,664	462,164
Accumulated other comprehensive loss	(130,208)	(125,955)
Total shareholders’ equity	463,298	451,278
Total liabilities and shareholders’ equity	$5,779,675	$5,671,850

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$50,115	$37,568	$144,092	$102,724
Taxable interest on investments	5,814	5,756	17,629	17,395
Nontaxable interest on investments	748	790	2,273	2,324
Dividend income	302	137	788	349
Other interest income	690	330	1,667	677
Total interest income	57,669	44,581	166,449	123,469
Interest Expense
Interest on deposits	20,969	5,442	56,046	9,785
Interest on borrowings	3,577	787	9,249	1,372
Interest on junior subordinated debentures	539	539	1,600	1,600
Total interest expense	25,085	6,768	66,895	12,757
Net interest income	32,584	37,813	99,554	110,712
(Credit) provision for credit losses	(574)	2,764	1,531	4,034
Net interest income after provision for credit losses	33,158	35,049	98,023	106,678
Non-Interest Income
Debit card income	3,130	3,234	9,147	9,371
Service charges on deposit accounts	2,040	1,941	5,737	5,705
Income from fiduciary services	1,641	1,535	5,016	4,847
Brokerage and insurance commissions	1,217	1,003	3,462	3,269
Mortgage banking income, net	583	635	1,889	3,186
Bank-owned life insurance	644	374	1,849	1,519
Net loss on sale of securities	(5,335)	—	(5,335)	(9)
Other income	1,152	1,232	3,283	3,032
Total non-interest income	5,072	9,954	25,048	30,920
Non-Interest Expense
Salaries and employee benefits	14,744	15,849	44,605	46,757
Furniture, equipment and data processing	3,382	3,305	9,772	9,639
Net occupancy costs	1,804	1,765	5,735	5,715
Debit card expense	1,318	1,210	3,781	3,410
Consulting and professional fees	897	814	3,327	3,114
Regulatory assessments	861	575	2,574	1,745
Amortization of core deposit intangible assets	148	156	444	469
Other real estate owned and collection (recoveries) costs, net	(34)	56	(25)	9
Other expenses	3,087	3,361	9,302	8,998
Total non-interest expense	26,207	27,091	79,515	79,856
Income before income tax expense	12,023	17,912	43,556	57,742
Income Tax Expense	2,236	3,645	8,653	11,654
Net Income	$9,787	$14,267	$34,903	$46,088
Per Share Data
Basic earnings per share	$0.67	$0.97	$2.39	$3.13
Diluted earnings per share	$0.67	$0.97	$2.39	$3.12
Cash dividends declared per share	$0.42	$0.40	$1.26	$1.20
Weighted average number of common shares outstanding	14,556,057	14,619,460	14,564,431	14,670,450
Diluted weighted average number of common shares outstanding	14,597,649	14,675,332	14,607,031	14,728,349

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net Income	$9,787	$14,267	$34,903	$46,088
Other comprehensive loss:
Net change in unrealized loss on debt securities, net of tax	(11,399)	(24,231)	(7,689)	(139,095)
Net change in unrealized gain on cash flow hedging derivatives, net of tax	3,130	2,560	3,452	8,324
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(5)	181	(16)	544
Other comprehensive loss	(8,274)	(21,490)	(4,253)	(130,227)
Comprehensive Income (Loss)	$1,513	$(7,223)	$30,650	$(84,139)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2022	14,625,041	$116,825	$444,522	$(114,966)	$446,381
Net income	—	—	14,267	—	14,267
Other comprehensive loss, net of tax	—	—	—	(21,490)	(21,490)
Stock-based compensation expense	—	522	—	—	522
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	2,476	16	—	—	16
Common stock repurchased	(63,689)	(2,827)	—	—	(2,827)
Cash dividends declared ($0.40 per share)	—	—	(5,862)	—	(5,862)
Balance at September 30, 2022	14,563,828	$114,536	$452,927	$(136,456)	$431,007
Balance at June 30, 2023	14,554,778	$114,302	$475,008	$(121,934)	$467,376
Net income	—	—	9,787	—	9,787
Other comprehensive loss, net of tax	—	—	—	(8,274)	(8,274)
Stock-based compensation expense	—	543	—	—	543
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	3,359	(3)	—	—	(3)
Common stock repurchased	—	—	—	—	—
Cash dividends declared ($0.42 per share)	—	—	(6,131)	—	(6,131)
Balance at September 30, 2023	14,558,137	$114,842	$478,664	$(130,208)	$463,298

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
Net income	—	—	46,088	—	46,088
Other comprehensive loss, net of tax		—	—	(130,227)	(130,227)
Stock-based compensation expense	—	2,039	—	—	2,039
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	49,117	(374)	—	—	(374)
Common stock repurchased	(225,245)	(10,240)	—	—	(10,240)
Cash dividends declared ($1.20 per share)	—	—	(17,573)	—	(17,573)
Balance at September 30, 2022	14,563,828	$114,536	$452,927	$(136,456)	$431,007
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	34,903	—	34,903
Other comprehensive loss, net of tax	—	—	—	(4,253)	(4,253)
Stock-based compensation expense	—	1,950	—	—	1,950
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings	56,504	(177)	—	—	(177)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($1.26 per share)	—	—	(18,403)	—	(18,403)
Balance at September 30, 2023	14,558,137	$114,842	$478,664	$(130,208)	$463,298

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating Activities
Net Income	$34,903	$46,088
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(143,277)	(130,725)
Proceeds from the sale of mortgage loans	138,429	134,597
Gain on sale of mortgage loans, net of origination costs	(1,191)	(2,948)
Provision for credit losses	1,531	4,034
Depreciation and amortization expense	2,465	2,638
Investment securities amortization and accretion, net	3,653	3,118
Stock-based compensation expense	1,950	2,039
Amortization of core deposit intangible assets	444	469
Purchase accounting accretion, net	(110)	(197)
Net gain on sale of premises and equipment	—	(204)
Net loss on sale of investment securities	5,335	9
Net increase in derivative collateral posted	32,690	30,470
Increase in other assets	(3,277)	(774)
Increase (decrease) in other liabilities	5,260	(3,899)
Net cash provided by operating activities	78,805	84,715
Investing Activities
Proceeds from sales of available-for-sale debt securities	61,343	8,723
Proceeds from maturities of available-for-sale debt securities	55,565	151,985
Purchase of available-for-sale debt securities	(31,611)	(80,868)
Proceeds from maturities of held-to-maturity securities	18,557	15,192
Purchase of held-to-maturity securities	(20,981)	(24,502)
Net increase in loans	(58,285)	(429,948)
Purchase of Federal Home Loan Bank stock	(27,377)	(29,104)
Proceeds from sale of Federal Home Loan Bank stock	25,631	24,276
Purchase of premises and equipment	(1,730)	(1,348)
Proceeds from the sale of premises and equipment	—	466
Recoveries of previously charged-off loans	437	437
Proceeds from the sale of other real estate owned	—	287
Net cash provided by (used in) investing activities	21,549	(364,404)
Financing Activities
Net decrease in deposits	(148,523)	(40,285)
Net proceeds from borrowings less than 90 days	204,964	209,493
Common stock repurchases	(2,000)	(9,968)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(177)	(374)
Cash dividends paid on common stock	(18,406)	(17,671)
Finance lease payments	(125)	(119)
Net cash provided by financing activities	35,733	141,076
Net increase (decrease) in cash, cash equivalents and restricted cash	136,087	(138,613)
Cash, cash equivalents, and restricted cash at beginning of period	75,427	220,625
Cash, cash equivalents and restricted cash at end of period	$211,514	$82,012
Supplemental information
Interest paid	$65,798	$12,565
Income taxes paid	8,845	9,761
Transfer from available-for-sale to held-to-maturity securities	—	592,438
Cash dividends declared, not paid	6,131	5,861
Change in fair value hedges presented within residential real estate loans and other assets	9,095	—
Unsettled common stock repurchase	—	272

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2023 and December 31, 2022, the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2023, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	FRB:	Board of Governors of the Federal Reserve System
ALCO:	Asset/Liability Committee	FRBB:	Federal Reserve Bank of Boston
ACL:	Allowance for credit losses	GAAP:	Generally accepted accounting principles in the United States
AOCI:	Accumulated other comprehensive income (loss)	GDP:	Gross domestic product
ASC:	Accounting Standards Codification	HPFC:	Healthcare Professional Funding Corporation, a wholly-owned subsidiary of Camden National Bank
ASU:	Accounting Standards Update	HTM:	Held-to-maturity
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	IRS:	Internal Revenue Service
BOLI:	Bank-owned life insurance	LIBOR:	London Interbank Offered Rate
Board ALCO:	Board of Directors' Asset/Liability Committee	LTIP:	Long-Term Performance Share Plan
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	Management ALCO:	Management Asset/Liability Committee
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	MBS:	Mortgage-backed security
CDs:	Certificate of deposits	MSPP:	Management Stock Purchase Plan
CECL:	Current Expected Credit Losses	N/A:	Not applicable
Company:	Camden National Corporation	N.M.:	Not meaningful
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CUSIP:	Committee on Uniform Securities Identification Procedures	OCI:	Other comprehensive income (loss)
DCRP:	Defined Contribution Retirement Plan	OREO:	Other real estate owned
EPS:	Earnings per share	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FDIC:	Federal Deposit Insurance Corporation	SERP:	Supplemental executive retirement plans
FHLB:	Federal Home Loan Bank	SOFR:	Secured Overnight Financing Rate
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FHLMC:	Federal Home Loan Mortgage Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FNMA:	Federal National Mortgage Association	U.S:	United States of America
FOMC:	Federal Open Market Committee

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted and updated its accounting policies for the following accounting standards that have been applied to the Company's interim consolidated financial statements for the three and nine months ended September 30, 2023:

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12, which was adopted by the Company in 2018. This amendment renames the "last-of-layer" method to the "portfolio layer" method, permits non-repayable financial assets to be included in a closed portfolio hedged using the portfolio layer method, and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The Company adopted ASU 2022-01, as amended, effective January 1, 2023 and leveraged the "portfolio layer" method to enter into interest rate swaps to hedge fixed-rate residential mortgages during the nine months ended September 30, 2023. There was no impact to the Company's consolidated financial statements upon adoption. Refer to Note 8 of the consolidated financial statements for further details.

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

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). The FASB issued ASU 2023-02 to permit reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits or other tax benefits received. ASU 2023-02 is effective for interim and annual periods beginning after December 15, 2023. Although the Company continues to evaluate the potential effects of ASU 2023-02, it does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of September 30, 2023 and December 31, 2022, the fair value of the Company's trading securities were $4.2 million and $4.0 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
Obligations of states and political subdivisions	$42,652	$—	$(1,983)	$40,669
MBS issued or guaranteed by U.S. government-sponsored enterprises	521,794	19	(96,837)	424,976
CMO issued or guaranteed by U.S. government-sponsored enterprises	118,890	25	(14,099)	104,816
Corporate bonds	21,683	—	(3,141)	18,542
Total AFS debt securities	$705,019	$44	$(116,060)	$589,003
December 31, 2022
Obligations of states and political subdivisions	$49,678	$11	$(463)	$49,226
MBS issued or guaranteed by U.S. government-sponsored enterprises	598,845	131	(84,957)	514,019
CMO issued or guaranteed by U.S. government-sponsored enterprises	122,760	—	(13,413)	109,347
Corporate bonds	25,677	3	(2,397)	23,283
Total AFS debt securities	$796,960	$145	$(101,230)	$695,875

As of September 30, 2023 and December 31, 2022, there was no allowance carried on AFS debt securities.
In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. At September 30, 2023, the net unrealized losses on the transferred securities reported within AOCI were $48.2 million, net of a deferred tax asset of $13.2 million and at December 31, 2022 were $52.2 million, net of a deferred tax asset of $14.3 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at September 30, 2023 and December 31, 2022, were $91.1 million and $79.4 million, respectively, and were net of a deferred tax asset of $24.9 million and $21.7 million, respectively.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Obligations of states and political subdivisions	82	$29,363	$(1,272)	$11,306	$(711)	$40,669	$(1,983)
MBS issued or guaranteed by U.S. government-sponsored enterprises	153	12,086	(274)	405,769	(96,563)	417,855	(96,837)
CMO issued or guaranteed by U.S. government-sponsored enterprises	50	21,429	(172)	78,344	(13,927)	99,773	(14,099)
Corporate bonds	12	2,705	(910)	15,837	(2,231)	18,542	(3,141)
Total AFS debt securities	297	$65,583	$(2,628)	$511,256	$(113,432)	$576,839	$(116,060)
December 31, 2022
Obligations of states and political subdivisions	83	$42,276	$(463)	$—	$—	$42,276	$(463)
MBS issued or guaranteed by U.S. government-sponsored enterprises	175	118,290	(11,521)	381,355	(73,436)	499,645	(84,957)
CMO issued or guaranteed by U.S. government-sponsored enterprises	64	47,340	(4,589)	62,007	(8,824)	109,347	(13,413)
Corporate bonds	13	7,687	(384)	14,593	(2,013)	22,280	(2,397)
Total AFS debt securities	335	$215,593	$(16,957)	$457,955	$(84,273)	$673,548	$(101,230)

For the three and nine months ended September 30, 2023 and 2022, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. AFS municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

The following table details the Company's sales of AFS debt securities for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Proceeds from sales of investments	$61,343	$—	$61,343	$8,723
Gross realized gains	—	—	—	13
Gross realized losses	(5,335)	—	(5,335)	(22)

At September 30, 2023 and December 31, 2022, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.8 million and $1.9 million respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at September 30, 2023, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,001	$995
Due after one year through five years	10,304	9,272
Due after five years through ten years	53,030	48,944
Due after ten years	—	—
Subtotal	64,335	59,211
Mortgage-related securities	640,684	529,792
Total	$705,019	$589,003

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
Obligations of U.S. government-sponsored enterprises	$7,559	$—	$(876)	$6,683
Obligations of states and political subdivisions	56,191	—	(5,441)	50,750
MBS issued or guaranteed by U.S. government-sponsored enterprises	307,846	—	(38,755)	269,091
CMO issued or guaranteed by U.S. government-sponsored enterprises	159,322	—	(20,135)	139,187
Corporate bonds	19,043	103	(1,310)	17,836
Total HTM debt securities	$549,961	$103	$(66,517)	$483,547
December 31, 2022
Obligations of U.S. government-sponsored enterprises	$7,457	$—	$(777)	$6,680
Obligations of states and political subdivisions	55,978	431	(1,610)	54,799
MBS issued or guaranteed by U.S. government-sponsored enterprises	317,406	—	(24,766)	292,640
CMO issued or guaranteed by U.S. government-sponsored enterprises	145,069	—	(13,724)	131,345
Corporate bonds	20,673	332	(276)	20,729
Total HTM debt securities	$546,583	$763	$(41,153)	$506,193
(1) Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities as of September 30, 2023 and December 31, 2022, as follows: (1) $1.0 million and $1.1 million in obligations of U.S. government-sponsored enterprises, (2) $5.8 million and $6.1 million in obligations of state and political subdivisions, (3) $35.5 million and $38.4 million in mortgage-backed securities, (4) $18.9 million and $20.7 million in collateralized mortgage obligations, and (5) $93,000 and $117,000 in corporate bonds, respectively.

Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. HTM municipal debt holdings are comprised solely of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions. For the three months ended September 30, 2023 and 2022, the Company did not record a provision for credit losses on its HTM debt security portfolio. For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for credit losses on its HTM debt securities portfolio of $1.8 million and $0, respectively. The provision for credit losses recorded during the nine months ended September 30, 2023, was due to the write-off of a corporate bond issued by Signature Bank, which was designated as HTM and previously carried no ACL, resulting from Signature Bank's failure during the quarter ended March 31, 2023. Accordingly, the Company also wrote-off accrued interest receivable of $8,000 that was due from the Signature Bank corporate bond during the nine months ended September 30, 2023, the write-off was recorded as a reversal of interest income on the consolidated statements of income. The Company did not write-off any accrued interest for the nine months ended September 30, 2022.

The Company evaluated its HTM debt securities with an amortized cost as of September 30, 2023 and December 31, 2022, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

As of September 30, 2023 and December 31, 2022, none of the Company's HTM debt securities were past due or on non-accrual status. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any interest income on non-accrual HTM debt securities. At September 30, 2023 and December 31, 2022, total accrued interest receivable on HTM debt securities, which has been excluded from reported amortized cost basis of HTM debt securities, was $1.5 million and $1.7 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the HTM debt securities accrued interest receivable at either date.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at September 30, 2023 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,293	2,245
Due after five years through ten years	34,134	31,732
Due after ten years	46,366	41,292
Subtotal	82,793	75,269
Mortgage-related securities	467,168	408,278
Total	$549,961	$483,547

AFS and HTM Debt Securities Pledged

At September 30, 2023 and December 31, 2022, AFS and HTM debt securities with an amortized cost of $672.1 million and $821.9 million and estimated fair values of $564.7 million and $726.5 million, respectively, were pledged to secure FHLBB advances, FRB advances (including the BTFP), public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the Company's investment in FHLBB stock and FRBB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
FHLBB	$9,085	$7,339
FRB	5,374	5,374
Total other investments	$14,459	$12,713

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,349,463	$1,292,443
Commercial real estate - owner-occupied	303,825	332,494
Commercial	400,031	430,131
Total commercial loans	2,053,319	2,055,068
Retail Loans:
Residential real estate	1,752,401	1,700,266
Home equity	233,452	234,428
Consumer	19,241	20,591
Total retail loans	2,005,094	1,955,285
Total loans	$4,058,413	$4,010,353

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Net unamortized loan origination costs	$7,069	$6,890
Net unamortized fair value mark discount on acquired loans	(203)	(313)
Total	$6,866	$6,577

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

SBA PPP Loans. Beginning in April 2020, the Company originated SBA PPP loans issued to qualifying businesses as part of the federal stimulus packages issued due to the COVID-19 pandemic. This program provided qualifying businesses a specialized, low-interest-rate loan by the U.S. Treasury Department and was administered by the SBA. SBA PPP loans provided borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilized the loan proceeds to cover employee compensation-related business operating costs, as well as certain other costs up to pre-established limits. Effective May 31, 2021, the SBA PPP loan program ended and the Company ceased originating loans under this program. At September 30, 2023 and December 31, 2022, four loans with a total principal balance of $425,000 and five loans with a total principal balance of $648,000, respectively, remained outstanding and were presented in commercial loans.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At September 30, 2023 and December 31, 2022, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended September 30, 2023 and 2022, the Company sold $66.2 million and $37.9 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $429,000 and $783,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company sold $137.2 million and $131.6 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.2 million and $2.9 million, respectively.

At September 30, 2023 and December 31, 2022, the Company had certain residential mortgage loans with a principal balance of $11.3 million and $5.3 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at September 30, 2023 and December 31, 2022, recorded an unrealized loss of $112,000 and $62,000, respectively on residential mortgage loans held for sale. For the three months ended September 30, 2023 and 2022, the Company recorded an unrealized gain on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $69,000 and $193,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an unrealized gain on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $49,000 and $262,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its residential mortgage loans held for sale at September 30, 2023 and December 31, 2022. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of September 30, 2023 and December 31, 2022, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner-occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non-owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Construction projects are also included within the non-owner-occupied commercial real estate loan segment until they are completed. Commercial real estate loans typically are written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans primarily are paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured.

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$16,155	$2,351	$4,795	$10,627	$2,397	$658	$36,983
Charge-offs	—	(58)	(255)	—	—	(32)	(345)
Recoveries	17	—	189	5	1	13	225
Provision (credit) for loan losses	607	(131)	(247)	(590)	(101)	6	(456)
Ending balance, September 30, 2023	$16,779	$2,162	$4,482	$10,042	$2,297	$645	$36,407
At or For The Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	(58)	(1,101)	(18)	—	(63)	(1,240)
Recoveries	19	—	352	38	1	27	437
(Credit) provision for loan losses	(536)	(142)	(215)	933	71	177	288
Ending balance, September 30, 2023	$16,779	$2,162	$4,482	$10,042	$2,297	$645	$36,407
At or For The Three Months Ended September 30, 2022
Beginning balance, June 30, 2022	$16,210	$2,501	$5,146	$8,438	$1,796	$153	$34,244
Charge-offs	—	—	(183)	(49)	—	(46)	(278)
Recoveries	1	—	61	—	1	—	63
Provision for loan losses	922	146	192	696	63	494	2,513
Ending balance, September 30, 2022	$17,133	$2,647	$5,216	$9,085	$1,860	$601	$36,542
At or For The Nine Months Ended September 30, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Charge-offs	—	—	(744)	(65)	—	(130)	(939)
Recoveries	2	2	341	—	87	5	437
(Credit) provision for loan losses	(1,703)	106	1,417	3,017	304	647	3,788
Ending balance, September 30, 2022	$17,133	$2,647	$5,216	$9,085	$1,860	$601	$36,542
At or For The Year Ended December 31, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Charge-offs	—	—	(1,042)	(66)	—	(134)	(1,242)
Recoveries	3	2	379	—	87	7	478
(Credit) provision for loan losses	(1,541)	(179)	1,907	3,022	669	552	4,430
Ending balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922

The ACL on loans decreased $515,000 during the nine months ended September 30, 2023, to $36.4 million. The net decrease over this period was primarily driven by:
•An increase of $954,000 in the ACL on loans for the residential real estate loan portfolio, primarily due to the deterioration in the economic outlook primarily for the Maine unemployment forecast over the Company's forecast period, as compared to December 31, 2022, and 3% loan growth in this loan portfolio during the forecast period; and
•A combined $1.5 million decrease in commercial and commercial real estate non-owner occupied ACL on loans, primarily due to the forecasted improvement in U.S. and Maine GDP over the Company's forecast period, as compared to December 31, 2022. Additionally, charge offs for the commercial loans for the first nine months of 2023 decreased the ACL $1.1 million primarily due to a few large commercial relationships charges off that were considered to be isolated and not part of a trend for higher charge offs.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of September 30, 2023, the Company's total exposure to the lessors of nonresidential buildings' industry and lessors of residential buildings' industry were 13% and 12% of total loans and 33% and 28% of total commercial real estate loans, respectively. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2023.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended September 30, 2023
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$60,945	$356,211	$300,251	$149,663	$118,273	$341,183	$—	$—	$1,326,526
Special mention (Grade 7)	7,997	—	—	352	34	3,629	—	—	12,012
Substandard (Grade 8)	—	176	116	2,183	115	8,335	—	—	10,925
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$68,942	$356,387	$300,367	$152,198	$118,422	$353,147	$—	$—	$1,349,463
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$22,527	$55,097	$77,457	$25,120	$18,982	$95,828	$—	$—	$295,011
Special mention (Grade 7)	—	—	—	—	—	142	—	—	142
Substandard (Grade 8)	—	—	2,179	—	—	6,493	—	—	8,672
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$22,527	$55,097	$79,636	$25,120	$18,982	$102,463	$—	$—	$303,825
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$58	$—	$—	$58
Commercial
Risk rating
Pass (Grades 1-6)	$25,211	$57,843	$59,490	$26,000	$27,833	$40,535	$111,723	$41,471	$390,106
Special mention (Grade 7)	47	—	166	205	1	105	2,181	871	3,576
Substandard (Grade 8)	265	427	310	803	294	1,374	1,380	1,496	6,349
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$25,523	$58,270	$59,966	$27,008	$28,128	$42,014	$115,284	$43,838	$400,031
Gross charge-offs for the nine months ended	$—	$68	$137	$23	$20	$725	$32	$96	$1,101
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$119,925	$542,015	$552,802	$225,028	$73,467	$234,661	$361	$391	$1,748,650
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	968	—	90	2,693	—	—	3,751
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$119,925	$542,015	$553,770	$225,028	$73,557	$237,354	$361	$391	$1,752,401
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating
Performing	$12,311	$23,740	$553	$329	$4,197	$13,442	$165,017	$13,230	$232,819
Non-performing	—	—	—	—	—	14	373	246	633
Total home equity	$12,311	$23,740	$553	$329	$4,197	$13,456	$165,390	$13,476	$233,452
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating
Performing	$4,720	$5,671	$2,393	$986	$447	$2,433	$2,550	$—	$19,200
Non-performing	—	—	—	—	7	34	—	—	41
Total consumer	$4,720	$5,671	$2,393	$986	$454	$2,467	$2,550	$—	$19,241
Gross charge-offs for the nine months ended	$—	$19	$21	$10	$2	$4	$7	$—	$63

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$339,171	$287,749	$160,621	$125,029	$108,823	$242,024	$—	$—	$1,263,417
Special mention (Grade 7)	—	167	364	259	75	321	—	—	1,186
Substandard (Grade 8)	—	127	1,306	203	7,798	18,406	—	—	27,840
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$339,171	$288,043	$162,291	$125,491	$116,696	$260,751	$—	$—	$1,292,443
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$60,127	$80,781	$28,378	$23,381	$39,554	$70,568	$—	$—	$302,789
Special mention (Grade 7)	—	2,053	—	19,992	—	411	—	—	22,456
Substandard (Grade 8)	17	—	—	—	3,266	3,966	—	—	7,249
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$60,144	$82,834	$28,378	$43,373	$42,820	$74,945	$—	$—	$332,494
Commercial
Risk rating
Pass (Grades 1-6)	$73,537	$70,110	$32,272	$33,491	$22,271	$26,245	$135,157	$30,191	$423,274
Special mention (Grade 7)	—	—	93	141	70	189	1,196	12	1,701
Substandard (Grade 8)	149	52	133	216	846	1,524	50	2,186	5,156
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$73,686	$70,162	$32,498	$33,848	$23,187	$27,958	$136,403	$32,389	$430,131
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$533,035	$579,216	$244,691	$79,492	$50,214	$210,262	$340	$—	$1,697,250
Special mention (Grade 7)	—	—	—	—	—	23	—	—	23
Substandard (Grade 8)	—	—	—	—	163	2,830	—	—	2,993
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$533,035	$579,216	$244,691	$79,492	$50,377	$213,115	$340	$—	$1,700,266
Home equity
Risk rating
Performing	$26,712	$693	$341	$4,842	$7,730	$8,551	$173,338	$11,735	$233,942
Non-performing	—	—	—	—	—	27	377	82	486
Total home equity	$26,712	$693	$341	$4,842	$7,730	$8,578	$173,715	$11,817	$234,428
Consumer
Risk rating
Performing	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
September 30, 2023
Commercial real estate - non-owner-occupied	$45	$—	$92	$137	$1,349,326	$1,349,463	$—
Commercial real estate - owner-occupied	—	142	—	142	303,683	303,825
Commercial	1,975	820	515	3,310	396,721	400,031	—
Residential real estate	507	527	1,024	2,058	1,750,343	1,752,401	—
Home equity	585	14	281	880	232,572	233,452	—
Consumer	30	6	7	43	19,198	19,241	—
Total	$3,142	$1,509	$1,919	$6,570	$4,051,843	$4,058,413	$—
December 31, 2022
Commercial real estate - non-owner-occupied	$267	$—	$11	$278	$1,292,165	$1,292,443	$—
Commercial real estate - owner-occupied	55	—	47	102	332,392	332,494	—
Commercial	667	134	640	1,441	428,690	430,131	—
Residential real estate	852	186	524	1,562	1,698,704	1,700,266	—
Home equity	357	—	171	528	233,900	234,428	—
Consumer	23	11	—	34	20,557	20,591	—
Total	$2,221	$331	$1,393	$3,945	$4,006,408	$4,010,353	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs prior to adoption of ASU 2022-02) by portfolio segment as of the dates indicated:

	September 30, 2023			December 31, 2022
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$83	$9	$92	$—	$11	$11
Commercial real estate - owner-occupied	—	—	—	—	46	46
Commercial	978	105	1,083	415	300	715
Residential real estate	1,943	832	2,775	1,314	419	1,733
Home equity	570	63	633	421	65	486
Consumer	41	—	41	—	—	—
Total	$3,615	$1,009	$4,624	$2,150	$841	$2,991

The following table presents the amortized cost basis of collateral-dependent non-accrual loans (including non-accruing TDRs prior to adoption of ASU 2022-02) by portfolio segment and collateral type, as of the dates indicated:

	September 30, 2023			December 31, 2022
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	General Business Assets		Real Estate	General Business Assets
Residential real estate	$144	$—	$144	$387	$—	$387
Total	$144	$—	$144	$387	$—	$387

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $34,000 and $30,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $84,000 and $115,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accruals for the three or nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 31, 2022, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $11.6 million and $8.9 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

The Company offers several types of loans and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. There were no modified loans that required disclosure for the three and nine months ended September 30, 2023.

TDR Disclosures Prior to Adoption of ASU 2022-02

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

(In thousands, except number of contracts)	Number of Contracts	Recorded Investment	Specific Reserve
Commercial real estate - owner-occupied	1	$113	$50
Commercial	—	—	—
Residential real estate	18	2,208	307
Consumer and home equity	3	245	9
Total	22	$2,566	$366

At December 31, 2022, the Company had performing and non-performing TDRs with a recorded investment balance of $2.1 million and $452,000, respectively.

The following represents loan modifications that qualified as TDRs during the year ended December 31, 2022:

(In thousands, except number of contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve
Home equity:
Maturity concession	1	$69	$96	$—
Total	1	$69	$96	$—

For the year ended December 31, 2022, no loans were modified as TDRs within the previous 12 months for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At September 30, 2023 and December 31, 2022, the Company had $135,000 and $481,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. At September 30, 2023 and December 31, 2022, the combined carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion and $1.8 billion, respectively.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Short-Term Borrowings:
Customer Repurchase Agreements	$210,140	$196,451
Bank Term Funding Program(1)	135,000	—
Overnight Borrowings	—	18,725
FHLBB Borrowings	125,000	50,000
Total Short-Term Borrowings	$470,140	$265,176

(1)    In the second quarter of 2023, the Company borrowed $135.0 million from the BTFP for a period of one year at a fixed rate of 4.70%. Under the program, the Company may prepay this borrowing at any time without penalty and the borrowing is secured by the Company's MBS and CMO securities at par.

The Company did not have any long-term borrowings as of the dates indicated.

The Company has two tranches of junior subordinated debentures in the amount of $44.3 million as of September 30, 2023 and December 31, 2022. Refer to Note 10 of the consolidated financial statements for further details.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$177,453	$99,105
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	32,687	94,328
Obligations of states and political subdivisions	—	3,018
Total	$210,140	$196,451
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At September 30, 2023 and December 31, 2022, certain customers held CDs totaling $617,000 and $616,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$741,482	$817,772
Standby letters of credit	5,880	6,801
Total	$747,362	$824,573

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of September 30, 2023 and December 31, 2022, the ACL on off-balance sheet credit exposures was $2.7 million and $3.3 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended September 30, 2023 and 2022, the (credit) provision for credit losses on off-balance sheet credit exposures was ($118,000) and $251,000, respectively. For the nine months ended September 30, 2023 and 2022, the (credit) provision for credit losses on off-balance sheet credit exposures was ($595,000) and $246,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of September 30, 2023 and December 31, 2022, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and nine months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as, cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $3.5 million will be reclassified as a decrease to interest expense and an additional $2.6 million will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
September 30, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$543,000	Other Assets	$23,853	$100,000	Accrued interest and other liabilities	$2,817
Total derivatives designated as hedging instruments			$23,853			$2,817
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$290,340	Other assets	$19,785	$290,340	Accrued interest and other liabilities	$19,834
Risk participation agreements	28,201	Other assets	—	43,470	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	5,537	Other assets	26	14,159	Accrued interest and other liabilities	154
Forward delivery commitments	10,587	Other assets	198	321	Accrued interest and other liabilities	2
Total derivatives not designated as hedging instruments			$20,009			$19,990
December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$13,051	$133,000	Accrued interest and other liabilities	$5,515
Total derivatives designated as hedging instruments			$13,051			$5,515
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$260,130	Other assets	$14,802	$345,545	Accrued interest and other liabilities	$14,850
Risk participation agreements	21,818	Other assets	—	53,704	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	4,493	Other assets	31	9,597	Accrued interest and other liabilities	87
Forward delivery commitments	5,259	Other assets	114	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$14,947			$14,937
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Loans(1)	$365,905	$—	$(9,095)	$—
Total	$365,905	$—	$(9,095)	$—
(1)     These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $823.8 million and the amount of the designated hedged residential loans was $375.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended September 30, 2023
Interest rate contracts	$(130)	$(130)	$—	Interest and fees on loans	$(909)	$(909)	$—
Interest rate contracts	2,033	2,033	—	Interest on borrowings	650	650	—
Interest rate contracts	2,013	2,013	—	Interest on junior subordinated debentures	222	222	—
Total	$3,916	$3,916	$—		$(37)	$(37)	$—

For the Nine Months Ended September 30, 2023
Interest rate contracts	$(812)	$(812)	$—	Interest and fees on loans	$(2,488)	$(2,488)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	2,755	2,755	—	Interest on borrowings	1,674	1,674	—
Interest rate contracts	2,485	2,485	—	Interest on junior subordinated debentures	538	538	—
Total	$4,427	$4,427	$—		$30	$30	$—

For the Three Months Ended September 30, 2022
Interest rate contracts	$(1,798)	$(1,798)	$—	Interest and fees on loans	$(121)	$(121)	$—
Interest rate contracts	146	146	—	Interest on deposits	189	189	—
Interest rate contracts	$2,544	2,544		Interest on borrowings	185	185
Interest rate contracts	2,489	2,489		Interest on junior subordinated debentures	(133)	(133)
Total	$3,381	$3,381	$—		$120	$120	$—

For the Nine Months Ended September 30, 2022
Interest rate contracts	$(5,713)	$(5,713)	$—	Interest and fees on loans	$498	$498	$—
Interest rate contracts	5,867	5,867	—	Interest on deposits	72	72	—
Interest rate contracts	2,544	2,544	—	Interest on borrowings	185	185	—
Interest rate contracts	7,906	7,906	—	Interest on junior subordinated debentures	(755)	(755)	—
Total	$10,604	$10,604	$—		$—	$—	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2023				2022
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$50,115	$20,969	$3,577	$539	$37,568	$5,442	$787	$539
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(2,992)	$—	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$4,404	$—	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(909)	$—	$650	$222	$(121)	$189	$185	$(133)
Amount of gain (loss) reclassified from AOCI into income - included component	$(909)	$—	$650	$222	$(121)	$189	$185	$(133)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2023				2022
(Dollars in thousands)	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$144,092	$56,046	$9,249	$1,600	$102,724	$9,785	$1,372	$1,600
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(9,095)	$—	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$12,190	$—	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$2,488	$306	$1,674	$538	$498	$72	$185	$(755)
Amount of gain (loss) reclassified from AOCI into income - included component	$2,488	$306	$1,674	$538	$498	$72	$185	$(755)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2023	2022	2023	2022
Customer loan swaps	Other expense	$(12)	$28	$(1)	$166
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(76)	(473)	(72)	(664)
Forward delivery commitments	Mortgage banking income, net	62	227	82	238
Total		$(26)	$(218)	$9	$(260)

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

As of September 30, 2023 and December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $19.8 million and $14.8 million, respectively. As of September 30, 2023 and December 31, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $0, respectively. If the Company had breached any of these provisions at September 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $19.8 million and $14.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2023
Derivative assets:
Customer loan swaps - dealer bank(2)	$19,785	$—	$19,785	$—	$(19,785)	$—
Interest rate contracts(2)	23,853	—	23,853	—	(19,829)	4,024
Total	$43,638	$—	$43,638	$—	$(39,614)	$4,024
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$19,834	$—	$19,834	$—	$—	$19,834
Interest rate contracts(2)	2,817	—	2,817	—	2,817	—
Total	$22,651	$—	$22,651	$—	$2,817	$19,834
Customer repurchase agreements	$210,140	$—	$210,140	$—	$—	$210,140
December 31, 2022
Derivative assets:
Customer loan swaps - dealer bank(2)	$14,802	$—	$14,802	$—	$—	$14,802
Interest rate contracts(2)	13,051	—	13,051	—	(10,915)	2,136
Total	$27,853	$—	$27,853	$—	$(10,915)	$16,938
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$14,850	$—	14,850	$—	$—	$14,850
Interest rate contracts(2)	5,515	—	5,515	—	5,515	—
Total	$20,365	$—	$20,365	$—	$5,515	$14,850
Customer repurchase agreements	$196,451	$—	$196,451	$196,451	$—	$—
(1)    The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    The Company maintains master netting arrangements with each counterparty and settles collateral on a net basis for all contracts.
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at September 30, 2023 and December 31, 2022, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2023 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2023		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2022		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$573,773	14.19%	10.50%	10.00%	$557,571	13.80%	10.50%	10.00%
Tier 1 risk-based capital ratio	534,696	13.22%	8.50%	6.00%	517,385	12.81%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	491,696	12.16%	7.00%	N/A	474,385	11.74%	7.00%	N/A
Tier 1 leverage capital ratio(1)	534,696	9.35%	4.00%	N/A	517,385	9.22%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$544,093	13.48%	10.50%	10.00%	$525,346	13.03%	10.50%	10.00%
Tier 1 risk-based capital ratio	505,017	12.51%	8.50%	8.00%	485,160	12.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	505,017	12.51%	7.00%	6.50%	485,160	12.03%	7.00%	6.50%
Tier 1 leverage capital ratio	505,017	8.84%	4.00%	5.00%	485,160	8.65%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At September 30, 2023 and December 31, 2022, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	September 30, 2023			September 30, 2022
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(18,115)	$3,895	$(14,220)	$(28,432)	$6,113	$(22,319)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	1,742	(375)	1,367	2,436	(524)	1,912
Less: reclassification adjustment for net realized losses(2)	(5,335)	1,147	(4,188)	—	—	—
Net change in fair value	(14,522)	3,123	(11,399)	(30,868)	6,637	(24,231)
Cash Flow Hedges:
Change in fair value	3,950	(849)	3,101	3,381	(727)	2,654
Less: reclassified AOCI gain (loss) into interest expense(3)	872	(187)	685	241	(52)	189
Less: reclassified AOCI (loss) gain into interest income(4)	(909)	195	(714)	(121)	26	(95)
Net change in fair value	3,987	(857)	3,130	3,261	(701)	2,560
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(5)	(6)	1	(5)	230	(49)	181
Other comprehensive loss	$(10,541)	$2,267	$(8,274)	$(27,377)	$5,887	$(21,490)
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

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(9,993)	$2,149	$(7,844)	$(173,421)	$37,286	$(136,135)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM(1)	5,137	(1,104)	4,033	3,780	(813)	2,967
Less: reclassification adjustment for net realized losses(2)	(5,335)	1,147	(4,188)	(9)	2	(7)
Net change in fair value	(9,795)	2,106	(7,689)	(177,192)	38,097	(139,095)
Cash Flow Hedges:
Change in fair value	4,427	(951)	3,476	10,604	(2,280)	8,324
Less: reclassified AOCI gain (loss) into interest expense(3)	2,518	(541)	1,977	(498)	107	(391)
Less: reclassified AOCI (loss) gain into interest income(4)	(2,488)	535	(1,953)	498	(107)	391
Net change in fair value	4,397	(945)	3,452	10,604	(2,280)	8,324
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(5)	(20)	4	(16)	693	(149)	544
Other comprehensive loss	$(5,418)	$1,165	$(4,253)	$(165,895)	$35,668	$(130,227)
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
At or For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$(127,829)	$6,213	$(318)	$(121,934)
Other comprehensive (loss) income before reclassifications	(14,220)	3,101	—	(11,119)
Less: Amounts reclassified from AOCI	(2,821)	(29)	5	(2,845)
Other comprehensive (loss) income	(11,399)	3,130	(5)	(8,274)
Balance at September 30, 2023	$(139,228)	$9,343	$(323)	$(130,208)
At or For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive (loss) income before reclassifications	(7,844)	3,476	—	(4,368)
Less: Amounts reclassified from AOCI	(155)	24	16	(115)
Other comprehensive (loss) income	(7,689)	3,452	(16)	(4,253)
Balance at September 30, 2023	$(139,228)	$9,343	$(323)	$(130,208)
At or For the Three Months Ended September 30, 2022
Balance at June 30, 2022	$(116,037)	$3,985	$(2,914)	$(114,966)
Other comprehensive (loss) income before reclassifications	(22,319)	2,654	—	(19,665)
Less: Amounts reclassified from AOCI	1,912	94	(181)	1,825
Other comprehensive (loss) income	(24,231)	2,560	181	(21,490)
Balance at September 30, 2022	$(140,268)	$6,545	$(2,733)	$(136,456)
At or For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(136,135)	8,324	—	(127,811)
Less: Amounts reclassified from AOCI	2,960	—	(544)	2,416
Other comprehensive (loss) income	(139,095)	8,324	544	(130,227)
Balance at September 30, 2022	$(140,268)	$6,545	$(2,733)	$(136,456)
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

	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2023	2022	2023	2022
Debit card interchange income	Debit card income	$3,130	$3,234	$9,147	$9,371
Services charges on deposit accounts	Service charges on deposit accounts	2,040	1,941	5,737	5,705
Fiduciary services income	Income from fiduciary services	1,641	1,535	5,016	4,847
Investment program income	Brokerage and insurance commissions	1,217	1,003	3,462	3,269
Other non-interest income	Other income	505	509	1,392	1,360
Total non-interest income within the scope of ASC 606		8,533	8,222	24,754	24,552
Total non-interest income not in scope of ASC 606		(3,461)	1,732	294	6,368
Total non-interest income		$5,072	$9,954	$25,048	$30,920

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit costs were as follows for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost		2023	2022	2023	2022
Service cost	Salaries and employee benefits	$71	$133	$211	$400
Interest cost	Other expenses	189	115	567	345
Recognized net actuarial loss	Other expenses	—	214	—	645
Total		$260	$462	$778	$1,390

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost		2023	2022	2023	2022
Service cost	Salaries and employee benefits	$3	$5	$8	$15
Interest cost	Other expenses	40	28	121	84
Recognized net actuarial (gain) loss	Other expenses	(1)	22	(2)	66
Amortization of prior service credit	Other expenses	(7)	(6)	(18)	(18)
Total		$35	$49	$109	$147

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2023	2022	2023	2022
Net income	$9,787	$14,267	$34,903	$46,088
Dividends and undistributed earnings allocated to participating securities(1)	(9)	(39)	(48)	(121)
Net income available to common shareholders	$9,778	$14,228	$34,855	$45,967
Weighted-average common shares outstanding for basic EPS	14,556,057	14,619,460	14,564,431	14,670,450
Dilutive effect of stock-based awards(2)	41,592	55,872	42,600	57,899
Weighted-average common and potential common shares for diluted EPS	14,597,649	14,675,332	14,607,031	14,728,349
Earnings per common share:
Basic EPS	$0.67	$0.97	$2.39	$3.13
Diluted EPS	$0.67	$0.97	$2.39	$3.12
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	9,049	3,903	10,829	—
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

Derivatives:  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of September 30, 2023 and December 31, 2022, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2023
Financial assets:
Trading securities	$4,195	$4,195	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	40,669	—	40,669	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	424,976	—	424,976	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	104,816	—	104,816	—
Corporate bonds	18,542	—	18,542	—
Loans held for sale	11,187	—	11,187	—
Customer loan swaps	19,785	—	19,785	—
Interest rate contracts	23,853	—	23,853	—
Fixed rate mortgage interest rate lock commitments	26	—	26	—
Forward delivery commitments	198	—	198	—
Financial liabilities:
Deferred compensation	$4,195	$4,195	$—	$—
Customer loan swaps	19,834	—	19,834	—
Interest rate contracts	2,817	—	2,817	—
Fixed rate mortgage interest rate lock commitments	154	—	154	—
Forward delivery commitments	2	—	2	—
December 31, 2022
Financial assets:
Trading securities	$3,990	$3,990	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	49,226	—	49,226	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	514,019	—	514,019	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	109,347	—	109,347	—
Corporate bonds	23,283	—	23,283	—
Loans held for sale	5,197	—	5,197	—
Customer loan swaps	14,802	—	14,802	—
Interest rate contracts	13,051	—	13,051	—
Fixed rate mortgage interest rate lock commitments	31	—	31	—
Forward delivery commitments	114	—	114	—
Financial liabilities:
Deferred compensation	$3,990	$3,990	$—	$—
Customer loan swaps	14,850	—	14,850	—
Interest rate contracts	5,515	—	5,515	—
Fixed rate mortgage interest rate lock commitments	87	—	87	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2023. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP, which may consist of collateral-dependent loans and servicing assets. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. As of September 30, 2023 and December 31, 2022, the Company did not have any material financial instruments measured and reported at fair value.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

The Company had no non-financial assets or non-financial liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022. Non-financial assets measured at fair value on a non-recurring basis consist of OREO, goodwill and core deposit intangible assets.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At September 30, 2023 and December 31, 2022, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2023, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the nine months ended September 30, 2023, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2023
Financial assets:
HTM debt securities	$549,961	$483,547	$—	$483,547	$—
Commercial real estate loans(1)(2)	1,634,347	1,532,605	—	—	1,532,605
Commercial loans(2)	395,549	379,502	—	—	379,502
Residential real estate loans(2)	1,742,359	1,460,556	—	—	1,460,556
Home equity loans(2)	231,155	228,878	—	—	228,878
Consumer loans(2)	18,596	16,385	—	—	16,385
Servicing assets	2,316	4,321	—	—	4,321
Financial liabilities:
Time deposits	$617,609	$609,195	$—	$609,195	$—
Short-term borrowings	470,140	469,103	—	469,103	—
Junior subordinated debentures	44,331	31,475	—	31,475	—
December 31, 2022
Financial assets:
HTM debt securities	$546,583	$506,193	$—	$506,193	$—
Commercial real estate loans(1)(2)	1,605,279	1,550,379	—	—	1,550,379
Commercial loans(2)	424,685	414,353	—	—	414,353
Residential real estate loans(2)	1,691,177	1,494,707	—	—	1,494,707
Home equity loans(2)	232,203	237,967	—	—	237,967
Consumer loans(2)	20,087	17,853	—	—	17,853
Servicing assets	2,458	4,412	—	—	4,412
Financial liabilities:
Time deposits	$300,451	$291,568	$—	$291,568	$—
Short-term borrowings	265,176	264,779	—	264,779	—
Junior subordinated debentures	44,331	31,032	—	31,032	—
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
•the adequacy of succession planning for key executives or other personnel, and the Company’s ability to transition effectively to new members of the senior executive team;
•competitive pressures, including continued industry consolidation and the increased financial services provided by non-banks;
•deterioration in the value of the Company's investment securities;
•commercial real estate vacancies and their impact on the ability of borrowers to repay their loans;
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
•the effects of civil unrest, international hostilities, including the war in Ukraine and conflict in the Middle East, or other geopolitical events;

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures such as: adjusted net income; adjusted diluted earnings per share; adjusted return on average assets; adjusted return on average equity; pre-tax, pre-provision income; adjusted pre-tax, pre-provision income; return on average tangible equity and adjusted return on average tangible equity; the efficiency and tangible common equity ratios; net interest income (fully-taxable equivalent); tangible book value per share; core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Adjusted Net Income; Adjusted Diluted Earnings per Share; Adjusted Return on Average Assets; and Adjusted Return on Average Equity. The following table provides a reconciliation of net income, diluted EPS, return on average assets and return on average equity to adjusted net income, adjusted diluted EPS, adjusted return on average assets and adjusted return on average equity. Certain transactions have been excluded to calculate adjusted net income, adjusted diluted EPS, adjusted return on average assets and adjusted return on average equity. We believe the following adjusted financial metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except number of shares, per share data and ratios)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted Net Income:
Net income, as presented	$9,787	$14,267	$34,903	$46,088
Adjustment for net loss on sale of securities	5,335	—	5,335	9
Adjustment for Signature Bank bond write-off	—	—	1,838	—
Tax impact of above adjustments(1)	(1,120)	—	(1,506)	(2)
Adjusted net income	$14,002	$14,267	$40,570	$46,095
Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$0.67	$0.97	$2.39	$3.12
Adjustment for net loss on sale of securities	0.37	—	0.37	—
Adjustment for Signature Bank bond write-off	—	—	0.13	—
Tax impact of above adjustments(1)	(0.08)	—	(0.12)	—
Adjusted diluted earnings per share	$0.96	$0.97	$2.77	$3.12
Adjusted Return on Average Assets:
Return on average assets, as presented	0.68%	1.03%	0.82%	1.13%
Adjustment for net loss on sale of securities	0.37%	—	0.13%	—
Adjustment for Signature Bank bond write-off	—	—	0.04%	—
Tax impact of above adjustments(1)	(0.08)%	—	(0.04)%
Adjusted return on average assets	0.97%	1.03%	0.95%	1.13%
Adjusted Return on Average Equity:
Return on average equity, as presented	8.25%	12.50%	10.00%	12.88%
Adjustment for net loss on sale of securities	4.50%	—	1.53%	—
Adjustment for Signature Bank bond write-off	—	—	0.53%	—
Tax impact of above adjustments(1)	(0.95)%	—	(0.43)%	—
Adjusted return on average equity	11.80%	12.50%	11.63%	12.88%
(1) Assumed a 21% tax rate.

Pre-Tax, Pre-Provision Income and Adjusted Pre-Tax, Pre-Provision Income. Pre-tax, pre-provision income and adjusted pre-tax, pre-provision income are each a supplemental measure of operating earnings and performance. Pre-tax, pre-provision income is calculated as net income before provision for credit losses and income tax expense, and adjusted pre-tax, pre-provision income is calculated as net income before provision for credit losses, income tax expense, and adjusted for certain other items, as applicable. These supplemental measures became more widely used by financial institutions as a measure of financial performance for comparability across financial institutions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income, as presented	$9,787	$14,267	$34,903	$46,088
Adjustment for (credit) provision for credit losses	(574)	2,764	1,531	4,034
Adjustment for income tax expense	2,236	3,645	8,653	11,654
Pre-tax, pre-provision income	11,449	20,676	45,087	61,776
Adjustment for net loss on sale of securities	5,335	—	5,335	9
Adjustment for SBA PPP loan income	(3)	(50)	(12)	(1,248)
Adjusted pre-tax, pre-provision income	$16,781	$20,626	$50,410	$60,537

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Non-interest expense, as presented	$26,207	$27,091	$79,515	$79,856
Net interest income, as presented	$32,584	$37,813	$99,554	$110,712
Adjustment for the effect of tax-exempt income(1)	237	242	701	700
Non-interest income, as presented	5,072	9,954	25,048	30,920
Adjustment for net loss on sale of securities	5,335	—	5,335	9
Adjusted net interest income plus non-interest income	$43,228	$48,009	$130,638	$142,341
Ratio of non-interest expense to total revenues(2)	69.60%	56.71%	63.82%	56.38%
Efficiency ratio	60.63%	56.43%	60.87%	56.10%
(1)    Assumed a 21% tax rate.
(2)    Revenue is the sum of net interest income and non-interest income.

Return on Average Tangible Equity: Return on average tangible equity is the ratio of (i) net income, adjusted for (a) amortization of core deposit intangible assets and the tax impact of the adjustment and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets. This adjusted financial ratio reflects a shareholder's return on tangible capital deployed in our business and is a common measure within the financial services industry.

Adjusted Return on Average Tangible Equity: Adjusted return on average tangible equity is the ratio of (i) adjusted net income (as defined in the table above) adjusted for (a) amortization of core deposit intangible assets and the tax impact of the adjustment and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on Average Tangible Equity:
Net income, as presented	$9,787	$14,267	$34,903	$46,088
Adjustment for amortization of core deposit intangible assets	148	156	444	469
Tax impact of above adjustment(1)	(31)	(33)	(93)	(98)
Net income, adjusted for amortization of core deposit intangible assets	$9,904	$14,390	$35,254	$46,459
Average equity, as presented	$470,750	$452,815	$466,563	$478,420
Adjustment for average goodwill and core deposit intangible assets	(95,888)	(96,493)	(96,037)	(96,651)
Average tangible equity	$374,862	$356,322	$370,526	$381,769
Return on average equity	8.25%	12.50%	10.00%	12.88%
Return on average tangible equity	10.48%	16.02%	12.72%	16.27%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see "Adjusted Net Income" table above)	$14,002	$14,267	$40,570	$46,095
Adjustment for amortization of core deposit intangible assets	148	156	444	469
Tax impact of above adjustment(1)	(31)	(33)	(93)	(98)
Adjusted net income, adjusted for amortization of core deposit intangible assets	$14,119	$14,390	$40,921	$46,466
Adjusted return on average tangible equity	14.94%	16.02%	14.77%	16.27%
(1)    Assumed a 21% tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net interest income, as presented	$32,584	$37,813	$99,554	$110,712
Adjustment for the effect of tax-exempt income(1)	237	242	701	700
Net interest income (fully-taxable equivalent)	$32,821	$38,055	$100,255	$111,412
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

(Dollars in thousands, except number of shares, per share data and ratios)	September 30, 2023	December 31, 2022
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$463,298	$451,278
Adjustment for goodwill and core deposit intangible assets	(95,816)	(96,260)
Tangible shareholders’ equity	$367,482	$355,018
Shares outstanding at period end	14,558,137	14,567,325
Book value per share	$31.82	$30.98
Tangible book value per share	$25.24	$24.37
Tangible Common Equity Ratio:
Total assets	$5,779,675	$5,671,850
Adjustment for goodwill and core deposit intangible assets	(95,816)	(96,260)
Tangible assets	$5,683,859	$5,575,590
Common equity ratio	8.02%	7.96%
Tangible common equity ratio	6.47%	6.37%

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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Total deposits	$4,678,406	$4,826,929
Adjustment for certificates of deposit	(552,111)	(300,451)
Adjustment for brokered deposits	(133,885)	(181,253)
Core deposits	$3,992,410	$4,345,225

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

	Three Months Ended September 31,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Total average deposits(1)	$4,483,614	$4,531,019	$4,476,668	$4,431,837
Adjustment average certificates of deposit	(497,301)	(290,043)	(409,909)	(297,646)
Average core deposits	$3,986,313	$4,240,976	$4,066,759	$4,134,191
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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.8 billion in assets at September 30, 2023, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

 The Company, and the broader banking industry, has now been operating in an inverted yield curve for over a year, driving a lower net interest margin, lower earnings, and lower profitability metrics, in comparison to the same periods last year. Additionally, in the first and second quarters of 2023, the banking industry dealt with a liquidity crisis as three well-known regional banks failed in fairly short order. The impact of these failings was felt by the banking industry as investors and depositors alike grew concerned with liquidity in the market as interest rates continued to rise. In response to these market dynamics the Company's short-term priorities shifted to deposit and net interest margin optimization, and to maintaining our strong credit quality position.

As of September 30, 2023, the Company's financial footing continued to be strong, supported by a diverse deposit base, a strong liquidity and capital position, and excellent asset quality. The following metrics highlight the Company's financial strength as of September 30, 2023:
•Uninsured deposits were 24% of total deposits and uninsured and uncollateralized1 deposits were 15% of total deposits, compared to 29% and 16%, respectively, as of December 31, 2022.
•Primary liquidity sources, which consists of cash, investment securities and FHLBB and FRB borrowing capacity, totaled $1.5 billion, which was approximately 1.4 times total uninsured deposits and 2.1 times total uninsured and uncollateralized deposits.
1 Uncollateralized deposits are customer deposit balances for which the Company has not pledged any of its assets, including investment securities, or provided any other type of guarantee.

•Annualized net charge-offs for the nine months ended September 30, 2023 were 0.03%, compared to 0.02% for the same period of 2022.
•Non-performing assets were 0.11% of total assets and past due loans were 0.09% of total loans, compared to 0.09% and 0.06%, respectively, as of December 31, 2022.
•Common equity ratio was 8.02% and tangible common equity ratio (non-GAAP) was 6.47%, compared to 7.96% and 6.37%, respectively, as of December 31, 2022.
•Common Equity Tier 1 risk-based capital ratio of 12.16% exceeded the minimum regulatory capital required for capital adequacy plus the capital conservation buffer by 5.16%.

Like many others across the banking industry, the Company's earnings have been greatly affected by the inverted yield curve, as deposit and other funding costs have risen at a faster pace than earning asset yields, which has resulted in net interest margin compression period-over-period. Our net interest margin for the nine months ended September 30, 2023 was 2.44%, compared to 2.86% for the same period of 2022, and for the third quarter of 2023 was 2.39%, compared to 2.88% for the third quarter of 2022. Through the nine months ended September 30, 2023, we have taken several actions to optimize the Company's net interest margin, including, but not limited to: (1) maintaining our disciplined approach to loan and deposit pricing, (2) utilizing interest rate swaps, (3) implementing various borrowing strategies, and (4) taking actions to adjust our balance sheet. Compared to the quarter ended September 30, 2022, these actions resulted in an improvement of the Company's net interest income at risk over a 12-month period in an up 200 basis points scenario, based on the Company's interest rate risk modeling, as discussed in "—Risk Management—Interest Rate Risk," below.

The Company's investment bond portfolio through investment cash flows, and the ability to pledge securities as collateral for funding continue to be primary sources of liquidity. As of September 30, 2023, the fair value of the Company's bond portfolio was $1.1 billion and was in a net unrealized loss position of $182.4 million, compared to a fair value of $1.2 billion and a net unrealized loss position of $141.5 million as of December 31, 2022. The net unrealized loss position as of each date reflects the increase in interest rates and was not reflective of perceived credit risk within the investment bond portfolio. The investment portfolio continues to be primarily made up of agency-backed MBS and CMO, but also contains corporate bonds and municipal securities as further described within "—Financial Condition—Investments." As of September 30, 2023, the corporate bond portfolio was comprised of 20 different companies, of which 18 were differing banks. The banks in the portfolio range from the largest U.S. banks to community banks. The largest exposure, with a book value of $6.7 million as of September 30, 2023, was to a global systemically important bank, or “G-SIB”. The weighted-average life and duration of our bond portfolio as of September 30, 2023, was 7.5 years and 5.7 years, respectively, compared to 7.8 years and 5.8 years, respectively, as of December 31, 2022.

In the third quarter of 2023, the Company took action to adjust the position of its balance sheet by selling $66.7 million of investments with a weighted-average yield of 2.31% at a pre-tax loss of $5.3 million. The Company reinvested $30.0 million of the proceeds into investments yielding 6.06% and the remaining proceeds will be used to reduce higher cost funding sources. The estimated earn-back period on tangible book value (non-GAAP) dilution from the loss on sale of investments is less than three years, and the Company anticipates that the repositioning adjustments made to the balance sheet will enhance future net interest margin and earnings.

Discussed below is further information on the Company's financial performance for the third quarter of 2023 and its current financial position.

Operating Results. Net income for the third quarter of 2023 was $9.8 million, a decrease of $4.5 million or 31%, compared to the third quarter of 2022, and diluted EPS decreased $0.30, or 31%, to $0.67 for the third quarter of 2023 compared to the same period last year. The Company's third quarter operating results include the impact from the sale of investment securities (described above). When adjusting net income for the loss on sale of securities, adjusted net income (non-GAAP) for the third quarter of 2023 was $14.0 million and adjusted EPS was $0.96, decreases of 2% and 1%, respectively, from the third quarter of 2022.

Net income for the nine months ended September 30, 2023 was $34.9 million, a decrease of $11.2 million or 24%, compared to the same period of 2022, and diluted EPS decreased $0.73, or 23%, to $2.39 compared to the same period of 2022. When adjusting net income for the loss on sale of securities and the write-off of a Signature Bank corporate bond during the first quarter of 2023, adjusted net income (non-GAAP) for the nine months ended September 30, 2023 was $40.6 million and adjusted EPS (non-GAAP) was $2.77, decreases of 12% and 11% from the same period in 2022.

Other key financial metrics for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Return on average assets (annualized)	0.68%	1.03%	0.82%	1.13%
Adjusted return on average assets (annualized) (non-GAAP)	0.97%	1.03%	0.95%	1.13%
Return on average equity (annualized)	8.25%	12.50%	10.00%	12.88%
Adjusted return on average equity (annualized) (non-GAAP)	11.80%	12.50%	11.63%	12.88%
Return on average tangible equity (annualized) (non-GAAP)	10.48%	16.02%	12.72%	16.27%
Adjusted return on average tangible equity (annualized) (non-GAAP)	14.94%	16.02%	14.77%	16.27%
Ratio of non-interest expense to total revenues	69.60%	56.71%	63.82%	56.38%
Efficiency ratio (non-GAAP)	60.63%	56.43%	60.87%	56.10%
Overhead ratio (non-interest expense divided by average assets) (annualized)	1.83%	1.96%	1.86%	1.95%

Asset Quality. As of September 30, 2023 and December 31, 2022, the Company's credit quality metrics were strong with non-performing loans totaling 0.16% and 0.13% of total loans, respectively. We continue to monitor the Company's loan portfolio closely for any leading indicators of potential stress.

Shareholders' Equity. As of September 30, 2023, the Company's regulatory capital ratios were each well in excess of regulatory capital requirements.

The Company announced a cash dividend of $0.42 per share, payable on October 31, 2023, to shareholders of record on October 13, 2023, representing an annualized dividend yield of 5.95%, based on the Company's closing share price of $28.22, as reported by NASDAQ on September 29, 2023.

In January 2023, we announced a new share repurchase program was approved by the Company’s Board of Directors for up to 750,000 shares, or approximately 5% of total shares outstanding as of December 31, 2022, and the termination of our share repurchase program that was opened in 2022. The Company repurchased 65,692 shares of its outstanding common stock through the nine months ended September 30, 2023 at a weighted-average price of $30.44 per share. There were no repurchases made in the third quarter of 2023.

President and CEO Transition. During the third quarter, the Company announced the upcoming retirement of the Company’s President and CEO, Gregory Dufour, effective December 31, 2023. The Company also announced that Mr. Dufour will be succeeded by Simon Griffiths, Executive Vice – Head of Core Banking at Citizens Bank. Mr. Dufour will remain with the Company as an advisor for several months following his retirement to assist with the CEO transition.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended September 30, 2023, net interest income was 87% of total revenues, compared to 79% for the quarter ended September 30, 2022. For the nine months ended September 30, 2023, net interest income was 80% of total revenues, compared to 78% for the same period of 2022. The increase in net interest income as a percentage of total revenue for the three and nine months ended September 30, 2023, compared to the same periods of 2022, reflects the decrease in non-interest income of $4.9 million and $5.9 million, respectively, between periods, primarily due to the $5.3 million pre-tax investment loss recognized in the third quarter of 2023 as the Company executed a balance sheet repositioning strategy. Refer to "—Non-Interest Income" for further details.

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

Net Interest Income and Net Interest Margin. Net interest income on a fully-taxable equivalent basis for the quarter ended September 30, 2023 was $32.8 million, a decrease of $5.2 million, or 14%, compared to the third quarter of 2022. The decrease consisted of a $18.3 million increase in interest expense, partially offset by an increase in interest income on a fully-taxable equivalent basis of $13.1 million between periods. The sharp increase in interest expense and interest income between periods reflects the significant change in the interest rate environment between periods. The following discusses the drivers for the change in interest expense and interest income between periods:
•The increase in interest expense between periods was primarily the result of a 139 basis points increase in our average cost of funds to 1.93% for the third quarter of 2023. The Federal Funds Target Rate range at September 30, 2023 was 5.25% - 5.50%, compared to 3.00% - 3.25% at September 30, 2022.
Average deposit costs for the third quarter of 2023 were 1.67%, compared to 0.45% for the third quarter of 2022. The increase in average deposit costs between periods was driven by the change in the interest rate environment driving higher cost for deposit acquisition and retention, as well as a shift in deposit mix from lower cost deposit accounts, including checking and savings, to higher interest-bearing deposit accounts, such as money market and CDs.
Average borrowing costs grew to 3.70% for third quarter of 2023, compared to 1.38% for the third quarter of 2022, primarily due to the change in the interest rate environment. Average borrowings also increased between periods by $201.3 million, or 44%.
•The increase in interest income between periods was primarily driven by both interest-earning assets yield expansion of 83 basis points to 4.23% for the third quarter of 2023 and average interest-earning asset growth of $194.6 million, or 4%.
The Company's average loan yield for the third quarter of 2023 was 4.85%, compared to 3.91% for the third quarter of 2022. The increase was driven by the change in the interest rate environment between periods as new loans continue to be originated at current market rates, existing loan book continues to reprice, and older vintage loans at lower yields continue to run-off. In addition, in the first half of 2023, the Company executed five pay-fixed, receive-floating interest rate swaps, totaling $375.0 million of notional value on a designated pool of fixed rate residential real estate loans. The derivative transaction was designated as a “fair value hedge” under ASC 815, and was completed to reduce its near-term interest rate risk exposure to rising interest rates. For the third quarter of 2023, these interest rate swaps generated $1.4 million of interest income.
The Company's average investment yield for the third quarter of 2023 was 2.27%, compared to 2.02% for the third quarter of 2022. The increase in our average investment yield between periods reflects the balance sheet repositioning strategies the Company deployed in the fourth quarter of 2022 and third quarter of 2023 to sell lower yielding investment and reinvest the proceeds into higher yielding investments at current market rates and pay-down borrowings with any remaining proceeds. Refer to "—Non-Interest Income" for further details on the balance sheet repositioning strategy executed in the third quarter of 2023.

Average loan growth between periods was $287.5 million, or 8%, and was centered in residential real estate and commercial real estate each growing 12% and 7%, respectively.
Average investments decreased between periods by $117.6 million, or 8%. The decrease reflects the Company's strategy used consistently over the past year to redeploy cash flows on investment pay-downs to fund loan growth, as well as the sale of investment securities in the fourth quarter of 2022 and third quarter of 2023 as part of the Company's actions to adjust its balance sheet.

Net interest margin on a fully-taxable equivalent basis for the three months ended September 30, 2023 and 2022 was 2.39% and 2.88%, respectively.

For the nine months ended September 30, 2023, net interest income on a fully-taxable equivalent basis totaled $100.3 million, a decrease of $11.2 million, or 10%, compared to the same period in 2022. The decrease consisted of a $54.1 million increase in interest expense, partially offset by an increase in interest income on a fully-taxable equivalent basis of $43.0 million, or 35%, between periods. The sharp increase in interest expense and interest income between periods reflects the significant change in the interest rate environment between periods. The following discusses the drivers for the change in interest expense and interest income between periods:
•The increase in interest expense between periods was primarily driven by a 139 basis points increase in our average cost of funds to 1.74% for the nine months ended September 30, 2023. Average deposit costs increased 119 basis points between periods to 1.46% for the nine months ended September 30, 2023.
•The increase in interest income between periods was driven by both interest-earning assets yield expansion of 90 basis points to 4.09% for the nine months ended September 30, 2023, and average interest-earning asset growth of $258.5 million, or 5%. Between periods the Company's average loan yield expanded 94 basis points to 4.69% and its investment yield expanded 30 basis points to 2.22% for the nine months ended September 30, 2023.
For the nine months ended September 30, 2023, the Company executed five pay-fixed, receive-floating interest rate swaps, totaling $375.0 million of notional value on a designated pool of fixed rate residential real estate loans. The derivative transaction was designated as a “fair value hedge” under ASC 815, and was completed to reduce its near-term interest rate risk exposure to rising interest rates. For the nine months ended September 30, 2023, these interest rate swaps generated $3.1 million of interest income.

Net interest margin on a fully-taxable equivalent basis for the nine months ended September 30, 2023 and 2022 was 2.44% and 2.86%, respectively.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$48,401	$500	4.04%	$30,063	$172	2.24%
Investments - taxable	1,177,367	6,306	2.14%	1,288,172	6,051	1.88%
Investments - nontaxable(1)	102,872	947	3.68%	109,661	1,001	3.65%
Loans(2):
Commercial real estate	1,658,125	20,496	4.84%	1,546,638	15,973	4.04%
Commercial(1)	391,052	6,079	6.08%	402,152	4,380	4.26%
SBA PPP	439	3	2.40%	1,254	50	15.67%
Municipal(1)	18,888	210	4.41%	22,574	171	3.01%
Residential real estate	1,762,860	18,441	4.18%	1,571,449	13,712	3.49%
Consumer and home equity	252,357	4,924	7.74%	252,145	3,313	5.21%
Total loans	4,083,721	50,153	4.85%	3,796,212	37,599	3.91%
Total interest-earning assets	5,412,361	57,906	4.23%	5,224,108	44,823	3.40%
Cash and due from banks	75,633			52,693
Other assets	265,781			274,978
Less: ACL	(36,975)			(34,698)
Total assets	$5,716,800			$5,517,081
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,019,450	$—	—%	$1,243,174	$—	—%
Interest checking	1,584,314	9,669	2.42%	1,502,436	3,213	0.85%
Savings	661,126	225	0.14%	774,725	86	0.04%
Money market	721,423	5,182	2.85%	720,641	1,532	0.84%
Certificates of deposit	497,301	3,828	3.05%	290,043	326	0.45%
Total deposits	4,483,614	18,904	1.67%	4,531,019	5,157	0.45%
Borrowings:
Brokered deposits	161,623	2,065	5.07%	80,701	285	1.40%
Customer repurchase agreements	193,297	822	1.69%	228,495	328	0.57%
Junior subordinated debentures	44,331	539	4.83%	44,331	539	4.83%
Other borrowings	263,705	2,755	4.14%	108,084	459	1.68%
Total borrowings	662,956	6,181	3.70%	461,611	1,611	1.38%
Total funding liabilities	5,146,570	25,085	1.93%	4,992,630	6,768	0.54%
Other liabilities	99,480			71,636
Shareholders' equity	470,750			452,815
Total liabilities & shareholders' equity	$5,716,800			$5,517,081
Net interest income (fully-taxable equivalent)		32,821			38,055
Less: fully-taxable equivalent adjustment		(237)			(242)
Net interest income		$32,584			$37,813
Net interest rate spread (fully-taxable equivalent)			2.30%			2.86%
Net interest margin (fully-taxable equivalent)			2.39%			2.88%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$30,002	$1,088	4.78%	$60,105	$260	0.57%
Investments - taxable	1,209,000	18,996	2.09%	1,354,339	18,161	1.79%
Investments - nontaxable(1)	104,518	2,878	3.67%	112,526	2,942	3.49%
Loans(2):
Commercial real estate	1,658,188	59,494	4.73%	1,512,285	43,675	3.81%
Commercial(1)	401,817	17,669	5.80%	391,540	11,357	3.82%
SBA PPP	514	12	3.08%	9,138	1,248	18.01%
Municipal(1)	17,467	524	4.01%	18,837	446	3.17%
Residential real estate	1,742,340	52,371	4.01%	1,459,659	37,825	3.46%
Consumer and home equity	253,137	14,118	7.46%	240,041	8,255	4.60%
Total loans	4,073,463	144,188	4.69%	3,631,500	102,806	3.75%
Total interest-earning assets	5,416,983	167,150	4.09%	5,158,470	124,169	3.19%
Cash and due from banks	61,290			50,100
Other assets	264,665			275,074
Less: ACL	(37,172)			(33,353)
Total assets	$5,705,766			$5,450,291
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,031,700	$—	—%	$1,214,263	$—	—%
Interest checking	1,637,231	27,339	2.23%	1,448,146	5,024	0.46%
Savings	693,468	526	0.10%	759,053	239	0.04%
Money market	704,360	13,226	2.51%	712,729	2,796	0.52%
Certificates of deposit	409,909	7,799	2.54%	297,646	988	0.44%
Total deposits	4,476,668	48,890	1.46%	4,431,837	9,047	0.27%
Borrowings:
Brokered deposits	206,206	7,156	4.64%	133,928	738	0.74%
Customer repurchase agreements	189,532	2,010	1.42%	220,026	682	0.41%
Junior subordinated debentures	44,331	1,600	4.83%	44,331	1,600	4.83%
Other borrowings	237,546	7,239	4.07%	65,595	690	1.41%
Total borrowings	677,615	18,005	3.55%	463,880	3,710	1.07%
Total funding liabilities	5,154,283	66,895	1.74%	4,895,717	12,757	0.35%
Other liabilities	84,920			76,154
Shareholders' equity	466,563			478,420
Total liabilities & shareholders' equity	$5,705,766			$5,450,291
Net interest income (fully-taxable equivalent)		100,255			111,412
Less: fully-taxable equivalent adjustment		(701)			(700)
Net interest income		$99,554			$110,712
Net interest rate spread (fully-taxable equivalent)			2.35%			2.84%
Net interest margin (fully-taxable equivalent)			2.44%			2.86%
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

	Three Months Ended September 30, 2023 vs. September 30, 2022			Nine Months Ended September 30, 2023 vs. September 30, 2022
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$159	$169	$328	$(116)	$944	$828
Investments – taxable	(521)	776	255	(1,951)	2,786	835
Investments – nontaxable	(62)	8	(54)	(210)	146	(64)
Commercial real estate	1,157	3,366	4,523	4,271	10,923	15,194
Commercial	(107)	1,806	1,699	298	6,034	6,332
SBA PPP	(33)	(14)	(47)	(1,178)	(58)	(1,236)
Municipal	(28)	67	39	(32)	110	78
Residential real estate	1,665	3,064	4,729	7,208	7,942	15,150
Consumer and home equity	3	1,608	1,611	451	5,412	5,863
Total interest income (fully-taxable equivalent)	2,233	10,850	13,083	8,741	34,239	42,980
Interest-bearing liabilities:
Interest checking	175	6,281	6,456	651	21,664	22,315
Savings	(11)	150	139	(20)	307	287
Money market	2	3,648	3,650	(33)	10,463	10,430
Certificates of deposit	235	3,267	3,502	369	6,442	6,811
Brokered deposits	286	1,494	1,780	400	6,018	6,418
Customer repurchase agreements	(51)	545	494	(94)	1,422	1,328
Junior subordinated debentures	—	—	—	—	—	—
Other borrowings	660	1,636	2,296	1,813	4,736	6,549
Total interest expense	1,296	17,021	18,317	3,086	51,052	54,138
Net interest income (fully-taxable equivalent)	$937	$(6,171)	$(5,234)	$5,655	$(16,813)	$(11,158)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2023	2022	2023	2022
Loan fees (cost)	Interest income	$241	$(297)	$(70)	$1,006
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	29	71	110	197
Recoveries on previously charged-off acquired loans	Interest income	31	20	68	189
Total		$301	$(206)	$108	$1,392

Provision for Credit Losses
The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended September 30, 2023		Change		Nine Months Ended September 30, 2023		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
(Credit) provision for loan losses(1)	$(456)	$2,513	$(2,969)	(118)%	$288	$3,788	$(3,500)	92%
(Credit) provision for credit losses on off-balance sheet credit exposures(2)	(118)	251	(369)	(147)%	(595)	246	(841)	(342)%
Provision for HTM debt securities	—	—	—	—%	1,838	—	1,838	N.M.
Provision for credit losses	$(574)	$2,764	$(3,338)	(121)%	$1,531	$4,034	$(2,503)	(62)%
(1)    (Credit) provision for loan losses: The credit for loan losses for the three and nine months ended September 30, 2023, was driven by: (1) a 1% decrease in loans during the third quarter of 2023 and 1% loan growth for the nine months ended September 30, 2023, (2) total net loan charge-offs of $120,000, or 0.01% of average loans (annualized), and $803,000, or 0.03% of average loans (annualized), for the three and nine months ended September 30, 2023, and (3) further supported by strong asset quality metrics as of September 30, 2023, including non-performing loans of 0.16% of total loans and loans 30-89 days past due of 0.09% of total loans.
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
(2)    (Credit) provision for credit losses on off-balance sheet credit exposures: The decrease in provisions for three and nine months ended September 30, 2023, compared to the same period of 2022, was driven by the decrease in unfunded commitments and credit lines during each period. At September 30, 2023 and December 31, 2022, total unfunded commitments and credit lines for which the Company carried an reserve for were $731.7 million and $810.8 million, respectively.
At September 30, 2023, the ACL on off-balance sheet credit exposures was $2.7 million, as compared to $3.3 million as of September 30, 2022.
(3)    Provision for HTM debt securities: In the first quarter of 2023, the Company fully wrote-off of one Signature Bank corporate bond as Signature Bank failed. There were no necessary provisions recorded in the third quarter of 2023 or for the three and nine months ended September 30, 2022.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Debit card income	$3,130	$3,234	$(104)	(3)%	$9,147	$9,371	$(224)	(2)%
Service charges on deposit accounts	2,040	1,941	99	5%	5,737	5,705	32	1%
Income from fiduciary services	1,641	1,535	106	7%	5,016	4,847	169	3%
Brokerage and insurance commissions	1,217	1,003	214	21%	3,462	3,269	193	6%
Mortgage banking income, net(1)	583	635	(52)	(8)%	1,889	3,186	(1,297)	(41)%
Bank-owned life insurance	644	374	270	72%	1,849	1,519	330	22%
Net loss on sale of securities(2)	(5,335)	—	(5,335)	N.M.	(5,335)	(9)	(5,326)	N.M.
Other income	1,152	1,232	(80)	(6)%	3,283	3,032	251	8%
Total non-interest income	$5,072	$9,954	$(4,882)	(49)%	$25,048	$30,920	$(5,872)	(19)%
Non-interest income as a percentage of total revenues	13%	21%			20%	22%
(1)    Mortgage banking income, net: The decrease for the nine months ended September 30, 2023, compared to the same period of 2022, was due to the decrease in net gains recognized on residential mortgage loan sales due to the change interest rate environment between periods as residential mortgages have increased sharply. For the nine months ended September 30, 2023, the Company sold $137.3 million, or 47%, of its residential mortgages at an average net gain of 1.33%, compared to $131.6 million, or 21%, at an average net gain of 2.49% for the nine months ended September 30, 2022. In response to the sharp increase in interest rates between periods, the Company shifted its strategy to sell more of its residential mortgages production by lowering its margins on residential mortgage sales.
(2)    Net loss on sale of securities: In the third quarter of 2023, the Company took action to adjust its balance sheet by selling $66.7 million of investments with a weighted-average yield of 2.31% at a pre-tax loss of $5.3 million The Company expects these adjustments to improve future net interest margin, earnings and profitability metrics. The Company reinvested $30.0 million of the proceeds into investments yielding 6.06% and the remaining will be used to reduce higher cost funding alternatives.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Salaries and employee benefits(1)	$14,744	$15,849	$(1,105)	(7)%	$44,605	$46,757	$(2,152)	(5)%
Furniture, equipment and data processing	3,382	3,305	77	2%	9,772	9,639	133	1%
Net occupancy costs	1,804	1,765	39	2%	5,735	5,715	20	N.M.
Debit card expense(2)	1,318	1,210	108	9%	3,781	3,410	371	11%
Consulting and professional fees	897	814	83	10%	3,327	3,114	213	7%
Regulatory assessments(3)	861	575	286	50%	2,574	1,745	829	48%
Amortization of core deposit intangible assets	148	156	(8)	(5)%	444	469	(25)	(5)%
Other real estate owned and collection costs (recoveries), net	(34)	56	(90)	(161)%	(25)	9	(34)	(378)%
Other expenses	3,087	3,361	(274)	(8)%	9,302	8,998	304	3%
Total non-interest expense	$26,207	$27,091	$(884)	(3)%	$79,515	$79,856	$(341)	—%
Ratio of non-interest expense to total revenues	69.60%	56.71%			63.82%	56.38%
Efficiency ratio (non-GAAP)	60.63%	56.43%			60.87%	56.10%
(1)    Salaries and employee benefits: The decrease for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily driven by lower salary costs and incentive accruals. Through the nine months ended September 30, 2023, the Company has managed salary-related costs closely in response to declining revenues year-over-year due to the interest rate environment and the broader macro-environment. Incentive compensation has decreased between periods due to the decrease in net income between periods.
(2)    Debit card expense: The increase for both the three months and nine months ended September 30, 2023, compared to the same periods in 2022, reflects inflationary processing and support costs between periods.
(3)    Regulatory assessments: The increase for both the three months and nine months ended September 30, 2023, compared to the same periods in 2022, was driven by the increase in FDIC assessments rates, effective January 1, 2023.

As the Company works through the CEO transition over the next several months, the Company anticipates elevated non-recurring costs as a result. The current estimate for related costs for year ended December 31, 2023 is approximately $900,000 and another $1.2 million for year ended December 31, 2024. Through the nine months ended September 30, 2023, the Company has recognized approximately $600,000 of these transition-related expenses, including legal and consulting fees, recruiter fees, and other equity-related costs.

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

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents at September 30, 2023, were $211.5 million, compared to $75.4 million at December 31, 2022. The increase in cash of $136.1 million between periods was driven by an increase in cash collateral received from our derivative counterparties of $32.7 million and an increase in normal operating cash flows of $100.0 million, primarily due to timing of redeployment of the proceeds received from the sale of investment securities during the third quarter and timing of normal investment and loan cash flows. We continually monitor our cash levels as part of our liquidity risk management practices. Refer to the "—Liquidity" section for additional details.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At September 30, 2023 and December 31, 2022, our investment portfolio consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

During the third quarter of 2023, we sold $66.7 million of investment securities designated as AFS with a weighted-average yield of 2.31% in order to adjust the Company's balance sheet in response to the current interest rate environment. The sale of these securities resulted in a pre-tax loss of $5.3 million. We reinvested $30.0 million of the proceeds from the sale into primarily CMOs yielding 6.06%, and the remaining proceeds as of September 30, 2023 were held in cash due to timing of the transaction. Subsequent to September 30, 2023, the Company used the remaining proceeds to reduce borrowings.

In the second quarter of 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At September 30, 2023, the net unrealized losses on the transferred securities reported within AOCI were $48.2 million, net of a deferred tax asset of $13.2 million, and the weighted-average life on these securities was 8.7 years. At December 31, 2022, the net unrealized losses on the transferred securities reported within AOCI were $52.2 million, net of a deferred tax asset of $14.3 million.

At September 30, 2023, the reported value of Company's total investments portfolio was $1.2 billion, a decrease of $101.5 million, or 8.1%, since December 31, 2022. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $75.9 million, sales proceeds of $61.3 million offset by purchases of $52.6 million, driven by the sale of securities as a result of our balance sheet repositioning in the third quarter of 2023.
•A net decrease in the fair value of the AFS debt securities portfolio of $14.9 million due to interest rate movements during the quarter.
•An increase of $1.7 million in FHLBB common stock due to increased borrowing levels during the first 9 months of 2023.
•The write-off a $1.8 million Signature Bank corporate bond as Signature Bank failed during the first quarter of 2023.

Our AFS debt securities portfolio, which comprised 51% and 55% of our investment portfolio at September 30, 2023 and December 31, 2022, was carried at fair value using Level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities portfolio comprised 48% and 43% of our investment portfolio at September 30, 2023 and at December 31, 2022.

The book value of our debt securities as of September 30, 2023 and December 31, 2022, was $1.3 billion. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. The following table provides the make-up of the Company's investment portfolio as of September 30, 2023 and December 31, 2022, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	September 30, 2023	Percent of Total at September 30, 2023	December 31, 2022	Percent of Total at December 31, 2022
MBS - Agency-backed	$829,640	66%	$916,250	68%
CMO - Agency-backed	278,212	22%	267,828	20%
Municipal	98,843	8%	105,656	8%
Corporate	40,726	3%	46,350	3%
Other - Agency-backed	7,559	1%	7,457	1%
Total	$1,254,980	100%	$1,343,541	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities at September 30, 2023, compared to December 31, 2022, remains relatively unchanged and the Company expects it will continue to be well positioned to provide a stable source of cash flow. At September 30, 2023 and December 31, 2022, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 6.3 years and 5.8 years, respectively.

In the first quarter of 2023, we wrote-off a $1.8 million corporate bond issued by Signature Bank due to Signature Bank's failure. This corporate bond was designated as HTM and previously carried no ACL. We completed a review of our HTM and AFS investment portfolio as of September 30, 2023, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Fair Value	Book Value	Net Unrealized (Loss) Gain	Fair Value	Book Value	Net Unrealized Loss
Municipal bonds	$91,419	$98,843	$(7,424)	$104,025	$105,656	$(1,631)
Corporate bonds	36,378	40,726	(4,348)	44,012	46,350	(2,338)
Total	$127,797	$139,569	$(11,772)	$148,037	$152,006	$(3,969)

At September 30, 2023, municipal bonds were 8% of the book value of the total bond portfolio. At September 30, 2023, all municipal bonds carried an investment-grade credit rating.

At September 30, 2023, corporate bonds were 3% of the book value of the total bond portfolio. At September 30, 2023, corporate bonds with a book value of $31.2 million, or 77% of the corporate bond portfolio, carried an investment-grade credit rating and the remaining $9.5 million of book value, or 23% of the corporate bond portfolio, were non-rated corporate bonds of community banks within our markets. As of September 30, 2023, the corporate bond portfolio was made up of 18 different companies, which included 16 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 32% of our exposure as of September 30, 2023, being to global systemically important banks, or "G-SIBs." Since March 31, 2023, a limited number of our rated corporate bonds have been downgraded as a result of stress in the banking system, although all remain investment-grade as of September 30, 2023. We continue to monitor and analyze the performance of our corporate bond portfolio.

At September 30, 2023 and December 31, 2022, the Company did not carry an ACL on any of its corporate or municipal bonds.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of

FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2023 and December 31, 2022, our investment in FHLBB stock totaled $9.1 million and $7.3 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Loans
The Company provides loans primarily to customers located within our geographic market area. Our primary market continues to be Maine, making up 69% of the loan portfolio as of September 30, 2023 and December 31, 2022. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 15% and 10%, respectively, of our total loan portfolio as of September 30, 2023, and 15% and 9% as of December 31, 2022. As of September 30, 2023, our distribution channels included 56 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and an online residential mortgage and small business digital loan platform.

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	September 30, 2023	December 31, 2022	($)	(%)
Commercial real estate - non-owner-occupied	$1,349,463	$1,292,443	$57,020	4%
Commercial real estate - owner-occupied	303,825	332,494	(28,669)	(9)%
Commercial	400,031	430,131	(30,100)	(7)%
Residential real estate	1,752,401	1,700,266	52,135	3%
Consumer and home equity	252,693	255,019	(2,326)	(1)%
Total loans	$4,058,413	$4,010,353	$48,060	1%
Commercial Loan Portfolio	$2,053,319	$2,055,068	$(1,749)	—%
Retail Loan Portfolio	$2,005,094	$1,955,285	$49,809	3%
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

For the nine months ended September 30, 2023, the Company held 53% of its funded residential mortgage production, which decreased from 79% for the same period of 2022.

At September 30, 2023, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 33% and 28%, respectively, of our total commercial real estate portfolio and 13% and 12% of total loans. At December 31, 2022, the non-residential building operators' industry and lessors of residential buildings industry concentrations were 34% and 28%, respectively, of our total commercial real estate portfolio and 14% and 11% of total loans. At September 30, 2023, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

Through the nine months ended September 30, 2023, the banking industry has faced a heightened focus on commercial real estate and the office space sector specifically given the increase in vacant properties. As of September 30, 2023, the Company's commercial real estate office space loans totaled $203.0 million, or 5% of its total loans and 12% of its commercial real estate loan portfolio. In comparison, at December 31, 2022, commercial real estate office space loans totaled $207.5 million, or 5% of its total loans and 13% of its commercial real estate loan portfolio. As of September 30, 2023, all of the Company's commercial real estate office space loans were located in its primary markets — Maine, Massachusetts and New Hampshire. As of September 30, 2023, all of the Company's commercial real estate office space loan portfolio was performing and one loan, totaling $672,000, was past due 30-89 days.

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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - non-owner-occupied	$92	$11
Commercial real estate - owner-occupied	—	46
Commercial	1,083	715
Residential real estate	2,775	1,733
Consumer and home equity	674	486
Total non-accrual loans	4,624	2,991
Accruing TDRs prior to ASU 2022-02 adoption not included above	1,997	2,114
Total non-performing loans	6,621	5,105
Other real estate owned	—	—
Total non-performing assets	$6,621	$5,105
Total loans, excluding loans held for sale	$4,058,413	$4,010,353
Total assets	$5,779,675	$5,671,850
ACL on loans	$36,407	$36,922
ACL on loans to non-accrual loans	787.35%	1,234.44%
Non-accrual loans to total loans	0.11%	0.07%
Non-performing loans to total loans	0.16%	0.13%
Non-performing assets to total assets	0.11%	0.09%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At September 30, 2023 and December 31, 2022, loans classified as potential problem loans totaled $631,000 and $50,000, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$46	$267
Commercial real estate - owner-occupied	142	55
Commercial	2,260	801
Residential real estate	751	1,038
Consumer and home equity	603	391
Total	$3,802	$2,552
Total loans	$4,058,413	$4,010,353
Accruing loans 30-89 days past due to total loans	0.09%	0.06%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2022
(Dollars in thousands)	2023	2022	2023	2022
ACL on loans at the beginning of the period	$36,983	$34,244	$36,922	$33,256	$33,256
(Credit) provision for loan losses	(456)	2,513	288	3,788	4,430
Net charge-offs (recoveries)[1]
Commercial real estate	41	(1)	39	(4)	(5)
Commercial	66	122	749	403	663
Residential real estate	(5)	49	(20)	65	66
Consumer and home equity	18	45	35	38	40
Total net charge-offs	120	215	803	502	764
ACL on loans at the end of the period	$36,407	$36,542	$36,407	$36,542	$36,922
Components of ACL:
ACL on loans	$36,407	$36,542	$36,407	$36,542	$36,922
ACL on off-balance sheet credit exposures	2,670	3,441	2,670	3,441	3,265
ACL at end of the period	$39,077	$39,983	$39,077	$39,983	$40,187
Total loans, excluding loans held for sale	$4,058,413	$3,860,680	$4,058,413	$3,860,680	$4,010,353
Average Loans	$4,083,721	$3,796,212	$4,073,463	$3,631,500	$3,710,415
Net charge-offs to average loans (annualized)	0.01%	0.02%	0.03%	0.02%	0.02%
(Credit) provision for loan losses (annualized) to average loans	(0.04)%	0.26%	0.01%	0.21%	0.12%
ACL on loans to total loans	0.90%	0.95%	0.90%	0.95%	0.92%
ACL on loans to non-performing loans	549.87%	588.28%	549.87%	588.28%	723.25%
ACL on loans to net charge-offs (annualized)	7,584.79%	4,249.07%	3,400.40%	5,459.46%	4,832.72%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended September 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2023:
Commercial real estate	$58	$17	$41	$1,658,125	—%
Commercial	255	189	66	410,379	0.02%
Residential real estate	—	5	(5)	1,762,860	—%
Consumer and home equity	32	14	18	252,357	0.01%
Total	$345	$225	$120	$4,083,721	0.01%
2022:
Commercial real estate	$—	$1	$(1)	$1,546,638	—%
Commercial	183	61	122	425,980	0.03%
Residential real estate	49	—	49	1,571,449	—%
Consumer and home equity	46	1	45	252,145	0.02%
Total	$278	$63	$215	$3,796,212	0.02%

	For The Nine Months Ended September 30,
2023:
Commercial real estate	$58	$19	$39	$1,658,188	—%
Commercial	1,101	352	749	419,798	0.18%
Residential real estate	18	38	(20)	1,742,340	—%
Consumer and home equity	63	28	35	253,137	0.01%
Total	$1,240	$437	$803	$4,073,463	0.03%
2022:
Commercial real estate	$—	$4	$(4)	$1,512,285	—%
Commercial	744	341	403	419,515	0.10%
Residential real estate	65	—	65	1,459,659	—%
Consumer and home equity	130	92	38	240,041	0.02%
Total	$939	$437	$502	$3,631,500	0.02%

	For the Year Ended December 31,
2022:
Commercial real estate	$—	$5	$(5)	$1,532,225	—%
Commercial	1,042	379	663	422,304	0.16%
Residential real estate	66	—	66	1,511,985	—%
Consumer and home equity	134	94	40	243,901	0.02%
Total	$1,242	$478	$764	$3,710,415	0.02%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the nine months ended September 30, 2023. The significant key assumptions used with the ACL on loans calculation at September 30, 2023 and December 31, 2022, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of September 30, 2023 and December 31, 2022, the recorded ACL on loans was $36.4 million, or 0.90% to total loans, and $36.9 million, or 0.92% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a potential downturn over the next 12 to 24 months.

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

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the nine months ended September 30, 2023. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of September 30, 2023 and December 31, 2022, was $2.7 million and $3.3 million, respectively.

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

ACL on HTM Securities. Each quarter the Company evaluates its investment portfolio for potential credit risk, and, in the first quarter of 2023, the Company fully wrote-off one $1.8 million corporate bond issued by Signature Bank that was designated as HTM. As of September 30, 2023, we have evaluated our HTM debt securities and we have not identified any further credit concerns. As of September 30, 2023 and December 31, 2022, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 3 of the consolidated financial statements for further discussion.

Liabilities
Deposits. At September 30, 2023, deposits totaled $4.7 billion, a decrease of $148.5 million, or 3%, since December 31, 2022. The interest rate environment for the nine months ended September 30, 2023, coupled with the well-publicized failures of three larger regional banks in the first and second quarter of 2023, has created a highly competitive landscape for deposits across our markets as depositors looked to deploy excess liquidity into higher yielding, interest-bearing deposit accounts, and to ensure that their deposits are properly safeguarded. We continue manage our deposits closely with a focus on maintaining and enhancing existing depositor relationships and developing new ones, while balancing the Company's overall funding cost and liquidity position. Another factor impacting deposits through the nine months ended September 30, 2023, was the decrease in average consumer deposit balances, primarily checking and savings accounts, which, in part, was likely due to depositors redeploying excess liquidity given the current interest rate environment as described above, but also likely reflects the shift in the overall financial position of the consumer as average checking and savings account deposit balances from the onset of the COVID-19 pandemic in 2020 through mid-year 2022 steadily increased before reaching its peak. As of September 30, 2023, the Company's average monthly consumer checking and savings account deposit balances have decreased 16%, compared to the average for the month of September 30, 2022, but still remain significantly higher than pre-pandemic.

The decrease in deposits through the nine months ended September 30, 2023, was primarily within checking and savings account balances, which were lower $302.4 million, or 10%, and $111.4 million, or 15%, respectively, as depositors shifted from lower yielding to higher yielding deposit products, such as money markets and CDs. For the nine months ended September 30, 2023, CD balances grew $251.7 million, or 84% and money market deposit balances grew $60.9 million, or 9%. Throughout the first nine months of 2023, the Company has used a mix of deposit product offerings and promotions to attract new deposits and retain existing deposits at lower rates than overnight borrowings. Over this same period, brokered deposits decreased $47.4 million, or 26%, as brokered CDs matured and were not replaced as we utilized other funding sources and strategies.

The Company's loan-to-deposit ratio was 87% at September 30, 2023, compared to 83% at December 31, 2022.

At September 30, 2023, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.1 billion, or 24% of total deposits, as of September 30, 2023, and $1.4 billion, or 29% of total deposits, as of December 31, 2022.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $717.3 million, or 15% of total deposits, as of September 30, 2023 and $745.9 million, or 16% of total deposits, as of December 31, 2022.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $151.9 million, or 28% of CD balances, as of September 30, 2023, and $84.5 million, or 28% of CD balances, as of December 31, 2022. The total uninsured portion of these CDs was $86.8 million, or 16% and $62.5 million or 21% as of September 30, 2023 and December 31, 2022, respectively.

Borrowings. At September 30, 2023, total borrowings were $514.5 million, an increase of $205.0 million, or 66%, since December 31, 2022. The increase reflects the need for additional funding to support asset growth of 2% and a decrease in deposits of 3% during the nine months ended September 30, 2023. Included in total borrowings at September 30, 2023, was:
•Customer repurchase agreements totaling $210.1 million, an increase of $13.7 million, or 7%, since December 31, 2023.
•Borrowings from the BTFP totaling $135.0 million, which the Company entered into in May 2023 to manage borrowing costs while obtaining favorable prepayment terms. The BTFP, which is secured by the Company's investment securities at par, is at a fixed rate of 4.70% and scheduled to mature in May 2024. Under the program, the Company may prepay the BTFP borrowing at any time without penalty.
•Short-term FHLBB advances of $125.0 million, an increase of $75.0 million since December 31, 2022. The Company has entered into entered into derivatives to swap the cash flows the interest payments on these FHLBB advances.

Shareholders' Equity
Shareholders' equity at September 30, 2023, totaled $463.3 million, an increase of $12.0 million, or 3%, since December 31, 2022. The increase was driven by net income of $34.9 million for the nine months ended September 30, 2023, net of regular quarterly cash dividends of $18.4 million, and an decrease to AOCI of $4.3 million driven by a decrease in long-term interest rates between periods resulting in an improvement in valuation of the AFS bond portfolio.

On September 26, 2023, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on October 31, 2023 to shareholders of record as of October 13, 2023. As of September 30, 2023, the Company's annualized dividend yield was 5.95% based on Camden National's closing share price of $28.22, as reported by NASDAQ on September 30, 2023.

In January 2023, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2022. During the nine months ended September 30, 2023, the Company repurchased 65,692 shares at a weighted average price of $30.44.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,		At or For The Year Ended December 31, 2022
	2023	2022	2023	2022
Financial Ratios
Average equity to average assets	8.23%	8.21%	8.18%	8.78%	8.51%
Common equity ratio	8.02%	7.76%	8.02%	7.76%	7.96%
Tangible common equity ratio (non-GAAP)	6.47%	6.13%	6.47%	6.13%	6.37%
Dividend payout ratio	62.69%	41.24%	52.72%	38.34%	38.76%
Per Share Data
Book value per share	$31.82	$29.59	$31.82	$29.59	$30.98
Tangible book value per share (non-GAAP)	$25.24	$22.97	$25.24	$22.97	$24.37
Dividends declared per share	$0.42	$0.40	$1.26	$1.20	$1.62
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

During the first half of 2023, the banking industry experienced three high-profile bank failures, which led to an industry-wide increase in concerns related to liquidity, deposit outflows and eroding customer confidence in the banking system. Despite these developments and related recent volatility in the banking industry, our liquidity position continued to exceed our target levels and we believe we currently have appropriate liquidity available to respond to demands.

As of September 30, 2023, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash[1]	$118,805
Unpledged investment securities	470,301
Over collateralized securities pledging position	57,658
FHLBB	720,009
Fed Discount Window	39,456
BTFP	27,874
Unsecured borrowing lines	104,872
Total available primary liquidity	$1,538,975
(1)     Excess cash represents cash held at the FRB that is above the minimum reserve requirement. At September 30, 2023 the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.5 billion was 2.1 times uninsured and uncollateralized deposits as of September 30, 2023. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of September 30, 2023, we may access additional funding through brokered deposits.
Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of September 30, 2023 and December 31, 2022, total deposits, including brokered deposits, were $4.7 billion and $4.8 billion, respectively, which included money market deposits of $62.5 million and $73.5 million, respectively, from Camden National Wealth Management, a division of the Bank, which represent client funds. These funds fluctuate with changes in the portfolios of the clients of Camden National Wealth Management. Time deposits are generally considered to be more interest rate sensitive than other deposits and, therefore, more likely to be withdrawn to obtain higher yields elsewhere if available.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of September 30, 2023:

(In thousands)	CDs
1 year or less	$500,570
> 1 year	51,541
Total	$552,111

Brokered deposits totaled $133.9 million at September 30, 2023, and consisted of $65.5 million of brokered CDs and $68.4 million of brokered money market accounts. As of September 30, 2023, all brokered CDs are schedule to mature within the next 12 months. At September 30, 2023, we also have access to additional brokered deposits.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity, which may include borrowings and advances from the FHLBB, federal funds and repurchase agreements. As of September 30, 2023, total borrowings were $514.5 million, compared to $309.5 million as of December 31, 2022. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of September 30, 2023, the Company had $720.0 million in this borrowing capacity from the FHLBB. In the second quarter of 2023, the Company borrowed $135.0 million from the BTFP for a period of one year at a fixed rate of 4.70%. The BTFP, which is secured by the Company's investment securities at par, is scheduled to mature in May 2024, however, under the program the Company may prepay this borrowing at any time without penalty. The Company utilized the BTFP to manage borrowing costs while obtaining favorable prepayment terms. Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we have available lines of credit with the FHLBB of $9.9 million, with three correspondent banks of $95.0 million, and with the FRB Discount Window of $39.5 million as of September 30, 2023. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of September 30, 2023:

(In thousands)	FHLBB Advances	BTFP	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$125,000	$135,000	$210,140	$—	$470,140
> 1 year	—	—	—	44,331	44,331
Total	$125,000	$135,000	$210,140	$44,331	$514,471

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of September 30, 2023, qualifying residential mortgage loans with a book value of $1.7 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	September 30, 2023
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$18,660	$168,348	$606,385	$2,825	$796,218	20%
Commercial	5,766	95,250	78,569	411	179,996	4%
Residential real estate	299	11,664	148,933	1,218,293	1,379,189	34%
Consumer and home equity	2,221	12,121	21,667	162,436	198,445	5%
Total fixed rate	26,946	287,383	855,554	1,383,965	2,553,848	63%
Adjustable/Variable Rate:
Commercial real estate(2)	14,828	215,240	382,806	244,197	857,071	21%
Commercial	46,197	117,439	47,300	9,098	220,034	6%
Residential real estate	9	989	40,168	332,045	373,211	9%
Consumer and home equity	51	2,361	11,821	40,016	54,249	1%
Total adjustable/variable rate	61,085	336,029	482,095	625,356	1,504,565	37%
Total loans	$88,031	$623,412	$1,337,649	$2,009,321	$4,058,413	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 and through the nine months ended September 30, 2023 resulted in slowing cash flows. As of September 30, 2023 and December 31, 2022, the Company's MBS and CMO debt securities portfolio totaled 88% of book value for both periods, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market, which was $470.3 million at September 30, 2023.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of September 30, 2023:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$104,067
> 1 year	1,034,897
Total	$1,138,964
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the nine months ended September 30, 2023, the Company reported net income of $34.9 million and paid cash dividends of $18.4 million to shareholders.

In addition, in the course of its normal operations the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At September 30, 2023, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$12,764	$1,375	$11,389
Finance leases	6,888	314	6,574
Other contractual obligations	5,865	5,865	—
Total	$25,517	$7,554	$17,963

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $463.3 million and $451.3 million at September 30, 2023 and December 31, 2022, respectively, which amounted to 8% of total assets for both periods. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the nine months ended September 30, 2023.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $18.4 million and $17.6 million for the nine months ended September 30, 2023 and 2022, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2023 and 2022, the Bank declared dividends payable to the Company in the amount of $18.0 million and $23.9 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At September 30, 2023 and December 31, 2022, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

As of September 30, 2023 and 2022, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2023	September 30, 2022
Year 1
+200 basis points	(1.26)%	(2.82)%
-200 basis points	2.15%	1.56%
Year 2
+200 basis points	15.08%	8.34%
-200 basis points	17.06%	5.09%
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

If rates decrease 200 basis points, net interest income is projected to increase slightly in the first year of the simulation as reductions in funding costs are able to more than offset near-term asset yield deterioration. In the second year, net interest income is projected to increase as asset yields are supported by fixed rates and floors while cost of funds reductions continue.

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of September 30, 2023 and December 31, 2022.

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

LIBOR transition
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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The Company's did not repurchase any of its stock during the three months ended September, 30, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1-31, 2023	—	$—	—	684,308
August 1-31, 2023	—	—	—	684,308
September 1-30, 2023	—	—	—	684,308
Total	—	$—	—	684,308
(1)    In January 2023, the Company announced that the Board of Directors had authorized a common stock repurchase program for management to repurchase up to 750,000 shares. This program replaced the 2022 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 3, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
3.1
Amended and Restated Articles of Incorporation of Camden National Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2023.

3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2023).
10.1†*	Transition Employment and Retention Agreement between Gregory A. Dufour, Camden National Corporation and Camden National Bank dated August 16, 2023.
10.2†*	Letter Agreement between Simon Griffiths, Camden National Bank and Camden National Corporation, dated August 14, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
iXBRL (Inline eXtensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in iXBRL: (i) Consolidated Statements of Condition - September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three and Nine Months Ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2023 and 2022; and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Gregory A. Dufour	November 7, 2023
Gregory A. Dufour	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	November 7, 2023
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer