Form 10-K
period 2023-12-31
CAMDEN NATIONAL CORP
filed 2024-03-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $438,245,610.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2024 was 14,566,850.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders pursuant to Regulation 14A of the General Rules and Regulations of the Commission.

CAMDEN NATIONAL CORPORATION
2023 FORM 10-K ANNUAL REPORT

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
•the effects of epidemics and pandemics;
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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $5.7 billion in assets at December 31, 2023, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

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

As a dedicated community bank, we actively give back and make a difference in our communities and neighborhoods where we live, work, and play. Community is at the core of what we do and why we do it, and as we’ve grown over the years, our commitment to socially-minded growth and giving back has deepened.

Our Commitment to Corporate Responsibility. Our commitment to environmental, social, and governance (“ESG”) progress is an integral part of our company culture as we work to create a thriving, sustainable, and inclusive future for all of our constituents.

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

Our culture and values are strengths that support our strategic goal to generate consistent, sustainable long-term value for all of our constituents.

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable growth by balancing growth opportunities against profit, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services, including wealth management and trust services, brokerage, investment advisory and insurance services, to consumer, business, non-profit and municipal customers. For the years ended December 31, 2023, 2022 and 2021, net interest income was our primary revenue source, representing 81%, 78%, and 73%, of our total revenues1, respectively. Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities).

We have achieved a five-year compounded annual asset growth rate of 5%, resulting in $5.7 billion in total assets at December 31, 2023. Asset growth over the past five years of $1.3 billion has been all organic, including further growth and
1 Revenue is the sum of net interest income and non-interest income.

expansion into Southern Maine, and select markets in New Hampshire and Massachusetts. Our primary focus continues to be on profitable organic growth and we may pursue acquisitions that support our long-term strategy and fit our culture and core values.

The financial services industry continues to experience consolidations through mergers that could create opportunities for us to promote our value proposition to other financial institutions and financial service companies. We continue to evaluate the possibility of expansion into new markets through both de novo expansion and acquisitions. Regardless of merger and acquisition opportunities that may be present, we are always focused on maximizing growth within our current markets, and particularly those that we see as growth markets. We consider our growth markets to be those that that have accelerated growth opportunities in comparison to our other markets, based on current and forecasted demographic information, and where we currently have less of a presence and market share. Further details of our financial information can be found within the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit and commercial customers. As of December 31, 2023, the Bank had 56 branches in 13 of Maine's 16 counties, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and 65 ATMs. The Bank optimizes its in-person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch™, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

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
•Camden Financial Consultants is in the business of helping clients work toward their financial goals. Camden Financial Consultants provides full-service brokerage and insurance and its financial offerings include college, retirement, and estate planning, mutual funds, strategic asset management accounts, and variable and fixed annuities.

Securities and advisory services are offered through LPL Financial (“LPL”), a registered investment advisor and broker-dealer (member FINRA/SIPC). Insurance products are offered through LPL or its licensed affiliates. Camden Financial Consultants and the Bank are not registered as a broker-dealer or investment advisor and are not affiliated with LPL Financial. Registered representatives of LPL offer products and services using Camden Financial Consultants, and may also be employees of the Bank. These products and services are being offered through LPL or its affiliates, which are separate entities from, and not affiliates of, Camden Financial Consultants or the Bank. Securities and insurance offered through LPL or its affiliates are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, are not bank deposits or obligations and may lose value.

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

Investor Relations. The Company’s Investor Relations information can be obtained through our internet address, www.CamdenNational.bank or www.CamdenNationalCorporation.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases and Code of Business Conduct and Ethics through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this report.

Human Capital

We recognize the importance of our relationships with our employees, customers, and the communities we serve. Our employees—known as “Stakeholders” at Camden National Bank—are the key to our success. We are powered by an extraordinary team of 600 employees, as of December 31, 2023, who work together to provide expert banking solutions to help people achieve their financial potential.

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

We also prohibit discrimination on the grounds of race, color, religion, sex, sexual orientation (including gender identity and gender expression), national origin, citizenship status, age, disability, genetic information, or veteran status. We employ based on talent and potential for growth, and we value a diversity of backgrounds and ideas. As of December 31, 2023, approximately 67% of our employees self-identified as women, and approximately 45% of our vice presidents, 37% of our senior vice presidents and 33% of our executive vice presidents self-identified as women.

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

To strengthen our DEI commitment, during 2023 we identified a DEI officer to lead the organization’s DEI efforts and expand its diverse talent pipelines to shape an environment where diverse voices and backgrounds continue to be welcomed and heard. In 2023, we completed a full-scope review of our recruiting process with an external consultant to determine whether employment applicants included diverse pools of candidates; the review had no major improvement suggestion. In addition, we expanded our partnerships with organizations to support us in building a diverse recruiting pipeline and saw a 6% increase in the number of diverse applicants (i.e., non-white, veteran status and/or people with a disability) over the last year. We were recognized in 2023 by the Employer Support of the Guard and Reserve State Committee as we were presented with the Above and Beyond Award in recognition of the support we provide to our National Guard and Reserve employees.

Health and Wellness. We are also deeply committed to the health and well-being of our employees. This commitment is reflected in the benefits we offer our employees, including: market-competitive compensation; healthcare; paid time off, including parental/family leave; retirement benefits; short-term and long-term disability; an employee hardship fund, which provides employees dealing with a financial hardship access to funds that the employee is not required to repay; an emotional well-being support program and a wellness reimbursement program.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company, as defined by Rule 3b-7 of the Securities and Exchange Act of 1934, as amended.

Executive Officer	Position	Age
Simon R. Griffiths	President and Chief Executive Officer	50
Michael R. Archer, CPA	Executive Vice President, Chief Financial Officer	40
David J. Ackley	Executive Vice President, Chief Risk Officer	48
William H. Martel	Executive Vice President, Technology and Support Services, Chief Technology Officer	54
Jennifer L. Mirabile	Executive Vice President, Managing Director, Camden National Wealth Management	64
Patricia A. Rose	Executive Vice President, Retail and Mortgage Banking Officer	60
Ryan A. Smith	Executive Vice President, Chief Credit Officer	51
Renée D. Smyth	Executive Vice President, Chief Experience and Marketing Officer	53

Simon R. Griffiths joined the Company in November 2023 as Executive Vice President (“EVP”) and Chief Operating Officer until he became President and Chief Executive Officer (“CEO”), and a member of the board of directors of the Company and the Bank on January 1, 2024. Prior to joining the Company, Mr. Griffiths most recently served as EVP - Head of Core Banking at Citizens Bank, managing the retail, business banking, contact center, deposit and core banking delivery channels. Mr. Griffiths joined Citizens Bank in 2015 from Santander Bank, where he served as EVP, Managing Director of the retail network. Mr. Griffiths started his banking career at Washington Mutual Bank in 2002.

Michael R. Archer joined the Company in October 2013 and became EVP, Chief Financial Officer (“CFO”) of the Company on January 3, 2022. Prior to becoming EVP, CFO, Mr. Archer served as the Company’s Senior Vice President (“SVP”) and Corporate Controller from June 2016 until January 2022. Prior to joining the Company, Mr. Archer spent seven years at PricewaterhouseCoopers, LLP. Mr. Archer is a licensed Certified Public Accountant, and a graduate of the American Bankers Association Stonier Graduate School of Banking where he also completed the Wharton Leadership Program. Mr. Archer currently serves as a member of local non-profit organizations, including as the Treasurer and a board member of Jobs for Maine's Graduates, Inc., board member for the local little league, and as a committee member for the local town recreational department.

David J. Ackley joined the Company in 2011 and became EVP, Chief Risk Officer in July 2023. Prior to becoming EVP, Chief Risk Officer, Mr. Ackley served as SVP and Director of Information Security & Enterprise Risk Management for the Company from 2016 through July 2023 and prior to that served as Vice President and Senior Information Security Officer of the Company. Mr. Ackley began his career as a Communication Computer Systems Operator for the United States Air Force, specializing in information technology, cybersecurity, risk mitigation, and encrypted communications before spending 14 years as Science and Technology Corporation’s Manager of Information Technology. He is a founding member of the Boston Federal Reserve’s Cyber Threat Sharing Forum and currently serves on the American Bankers Association’s Risk and Compliance Conference Planning Committee.

William H. Martel joined the Company in March 2020 as EVP, Technology and Support Services and currently holds the title of EVP, Chief Technology Officer. Prior to joining the Company Mr. Martel served as Head of U.S. Operations Technology for Santander U.S. in Boston, leading the Operations and Information Technology Service Management transformations for the US. Previously, Mr. Martel was a Senior Vice President at TD Bank and served in several senior management positions in the US and Canada. Mr. Martel began his banking career as a senior branch manager for People’s Heritage Bank, a predecessor to BankNorth Group. He is a founding member, past president and the current Treasurer of Amagara Marungi, a Maine based non-profit.

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

Patricia A. Rose joined the Company in September 2017 as EVP, Retail and Mortgage Banking. Ms. Rose came to the Company from Citizens Bank where she served for two years as Head of Strategic Onboarding & Orientation, and, prior to that, Director level roles in Retail Network Sales and Strategy at Santander Bank for six years. Ms. Rose began her career in banking at Fleet Bank and Sovereign Bank where she held a variety of leadership roles and served as Market President of Retail Banking in Eastern Massachusetts and New Hampshire.

Ryan A. Smith joined the Company in 2012 and held the title of EVP, Commercial Banking for the Company from 2020 through 2023 before being named as EVP, Chief Credit Officer in December 2023. Prior to becoming an EVP, Mr. Smith led the southern Maine commercial banking line of business and the treasury management line of business from 2012 through 2015, when he then became Director of Commercial Banking for central and midcoast Maine from 2015 through 2019. In 2019, he was promoted to SVP, Director of Credit Administration.

Renée D. Smyth joined the Company as SVP, Chief Marketing Officer upon completion of the merger of Camden National Corporation and SBM Financial, Inc., the parent company of The Bank of Maine, on October 16, 2015. She was promoted to EVP, Chief Experience and Marketing Officer in May 2017. Ms. Smyth served as SVP, Head of Marketing for The Bank of Maine, from 2010 through October 15, 2015. Prior to joining the Company, Ms. Smyth was SVP and Director of Affinity Programs for Override, an international loyalty marketing service company. She is a strategic advisor to Finding Our Voices and the American Heart Association’s Go Red for Women.

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

In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules for all insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DIF reserve ratio would reach the required minimum of 1.35 percent by the statutory deadline of September 30, 2028. Under the FDIC’s final rule, assessments for established small banks range from 2.5 to 32 basis points, after adjustments. The FDIC has the power to make further adjustments to deposit insurance assessment rates at any time, and the Company is not able to predict the amount or timing of any such adjustment.

In November, 2023, the FDIC finalized a rule that imposes special assessments to recover the losses to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of Silicon Valley Bank and Signature Bank. Under the rule, the assessment base is the estimated uninsured deposits that an insured depository institution reported in its December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. Because the Bank reported less than $5 billion in estimated uninsured deposits in its December 31, 2022 Call Report, the Bank will not be subject to the special assessments.

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

In October 2023, the OCC, together with the FRB and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets, including the Bank, will be assessed. The new rule also includes data collection and reporting requirements, some of which would not apply to the Bank, because they are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or Bank. In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The revised capital requirements of the proposed rule would not apply to the Company or Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

The U.S. federal bank regulatory agencies impose notification requirements on banking organizations with respect to significant computer security incidents. Under these regulations, a bank holding company, such as the Company, and a national bank, such as the Bank, are required to notify the FRB or OCC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to the financial stability of the United States (“U.S.”).

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require all listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financial statements. NASDAQ’s listing standards required by the SEC’s rule became effective in October 2023. The Company has adopted a clawback policy in accordance with these standards.

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

We have been, and in the future may be, affected by general business and economic conditions in the U.S. and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, investor confidence and customer deposit behavior, all of which are beyond our control. These conditions can change suddenly and negatively. For example, economic concerns were heightened during the COVID-19 pandemic from early 2020 through 2022. In addition, bank failures in March and April of 2023 prompted by sudden and significant withdrawals of deposits at the failing banks resulted in significant volatility in the stock prices of certain financial services institutions. Volatility due to failures of other banks or general uncertainty regarding the health of banks may affect customer deposit behavior and cause deposit withdrawals. Other future changes in any of these conditions, including as a result of the COVID-19 pandemic, the war in Ukraine, conflict in the Middle East, the threat or occurrence of a U.S. sovereign default or government shutdown, a downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook, disruptions in the financial services industry or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services or otherwise adversely affect our financial condition or results of operations.

In addition, volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may contribute to or enhance some of the risks described in this section. For example, higher inflation could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our interest-earning assets and investment securities. Higher inflation could also lead to higher interest rates, which could negatively affect our performance. See “Fluctuations in market interest rates have in the past adversely affected, and may in the future adversely affect, our performance” below. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.

Fluctuations in market interest rates have in the past adversely affected, and may in the future adversely affect, our performance.

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income earned from loans and investments and the interest expense paid on deposits and borrowings. Net interest income is our largest source of revenue and can be affected significantly by changes in market interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as by changes related to inflation. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. See Item 7. “Management’s Discussion and Analysis—Risk Management Policies—Interest Rate Risk” for additional information regarding the Company’s asset and liability management policies and practices, as well as its interest rate risk position, including assumptions used in determining such, as of December 31, 2023. There is risk that any change in interest rates could negatively affect our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.

In response to inflation, the Federal Reserve raised targeted Effective Federal Funds Rate significantly during 2022 and through July 2023 to a target range of 5.25% – 5.5%. The sharp increase in interest rates has resulted in a prolonged inverted yield curve, where short-term interest rates exceed long-term interest rates. These increased interest rates negatively affected our results of operations during 2022 and 2023 by decreasing net interest income, and therefore decreasing revenue and net income, The increased interest rates also contributed in 2022 and 2023 to losses in our investment portfolio, including realized and unrealized losses in the AFS portfolio and unrealized losses in the HTM portfolio, a $1.8 million charge-off of a Signature Bank corporate bond in 2023, slowing residential and commercial loan production, and may negatively impact our borrowers’ ability to repay their current loan obligations, though we have not yet seen any material degradation in our credit quality. These conditions may continue or worsen if the Federal Reserve continues to hold interest rates at the current level or raise interest rates in response to inflationary pressures or other economic conditions.

Volatility in interest rates can also result in customer deposits flowing away from financial institutions into direct investments. Direct investments, such as United States government and corporate securities and other investment vehicles (including money market mutual funds), generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums, and a prolonged high-interest rate environment may cause the Bank to experience increased deposit migration. This may cause the Bank to lose some of its low-cost deposit funding or could adversely affect the Bank’s operations and liquidity. Customers may also continue to move non-interest-bearing deposits into interest-bearing accounts, thereby increasing our overall deposit costs. Higher funding costs may continue to reduce our net interest margin and net interest income.

We could be adversely affected by the actions or commercial soundness, strength or stability of other financial institutions.

Actual or perceived issues with, or rumors or questions about, one or more financial institutions, or the financial services industry more generally, have led to, and may in the future lead to, market-wide liquidity problems; rapid and significant deposit withdrawals at certain banks, particularly those with elevated levels of uninsured deposits; losses or defaults by certain institutions, up to and including failures of certain banks; and significant volatility in the stock of financial services institutions. In addition, our ability to engage in routine funding and settlement transactions could be adversely affected by any of these events or by other events that affect the commercial soundness of other financial institutions. Failures of one or more banks that are unrelated to the Bank may in the future increase the Bank’s deposit insurance assessments, and customers and others may seek to make comparisons between failed or failing banks and the Bank, which, even if unfounded, can spread quickly through social media or other online channels. Such comparisons could affect customer confidence in the Bank and lead to deposit withdrawals or other negative effects we are unable to predict, any of which could materially and negatively affect our results of operations and financial condition.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We maintain a diversified securities portfolio and have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, the soundness, strength or stability of one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Furthermore, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

In addition, although we believe that we have adequately reviewed our investment securities for the need for an allowance for credit losses or impairment, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the need for an allowance for credit losses or impairment. If a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment may be impaired. This could result in provision for credit losses or realized losses being charged against future income. Given the significant judgments involved, there is risk that material provisions may be recorded to establish an allowance for credit losses resulting in realized losses. In 2023, we fully wrote-off a $1.8 million Signature Bank corporate bond, as Signature Bank failed in March 2023, and we recognized the charge-off through provisions for credit losses on our investment securities portfolio.

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

Continued market volatility has impacted, and may in the future impact, our business and the value of our common stock.

Our business performance and the trading price of shares of our common stock have in the past, and may in the future be, affected by many factors affecting financial institutions, including volatility in the credit, mortgage and housing markets, fluctuations in interest rates (including in response to inflation), the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. We cannot predict what impact, if any, future volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

In addition, the value of securities, derivatives and other financial instruments which we own can be affected materially by market volatility. Volatility, illiquid market conditions or other disruptions in the financial markets may make it difficult to value certain financial instruments. Valuations of financial instruments in future periods may result in significant changes in the value of financial instruments we own. At the time of any disposition of such financial instruments, the price that we realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of financial instruments that we own, which may have an adverse effect on our results of operations. In addition, losses in the value of our investment securities or loan portfolio could affect market perception of us and create volatility in our stock price. Losses in the value of our investment securities, even if they do not affect earnings or capital, could also cause some depositors, particularly those who maintain uninsured and uncollateralized deposits, to question the stability of the Bank and to move their deposits away from the Bank. Such events could negatively affect our liquidity, financial condition and results of operations.

Credit Risk and Lending Business Risk

Our loans are concentrated in certain areas of Maine and adverse conditions in those markets could adversely affect our operations.

    We primarily serve individuals and businesses located in the state of Maine, with 68% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2023, with higher concentrations of exposure in Cumberland, Kennebec, Knox and York counties. Further, because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards, the severity and frequency of which are increasing as a result of climate change, may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, such as prolonged elevated inflation and interest rates, or if they experience a pandemic or similar event, such as occurred during the COVID-19 pandemic, we would likely experience higher rates of loss and delinquency on these loans than if the loans were more geographically diverse. In addition, adverse economic, political or other events may affect certain industries in our markets more than others. For example, the COVID-19 pandemic and the resulting restrictions on individuals and economic activity adversely affected hospitality, transportation and commercial real estate industries in Maine. Negative effects on those industries could result in higher rates of loss and delinquency on our loans, which could have a material, adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2023, our commercial real estate and commercial loan portfolios comprised 51% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates, and rising interest rates may make it more difficult or impossible for borrowers to refinance maturing loans. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. High vacancy rates in commercial properties, including higher vacancy rates experienced during and after the COVID-19 pandemic have affected, and in the future may affect, the value of commercial real estate, including by causing the value of properties securing commercial real estate loans to be less than the amounts owed on such loans. Because of the risks associated with commercial loans, we may experience higher rates of default, and other risks described above may be more pronounced, than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default or other events could cause us to experience higher credit losses or could otherwise have an adverse effect on our financial condition and results of operations.

Refer to “—Financial Condition—Loans” for additional information regarding concentrations within our commercial loan portfolio. Risks of higher credit losses and other risks described above that could result from adverse economic or other events affecting any industry within our commercial loan portfolio may be exacerbated by industry concentrations within the commercial loan portfolio.

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

Competitive and Strategic Risk

We experience strong competition within our industry and markets, which may impact our profitability and adversely affect the price of our common stock.

    Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of non-bank lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have offered and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit and loan products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products. Other regulation has raised the asset thresholds at which more onerous regulatory requirements apply, which could cause certain large bank holding companies with less than $250 billion in total consolidated assets, which were previously subject to more stringent enhanced prudential standards, to become more competitive or to pursue expansion more aggressively. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively affected.

In addition, return on shareholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on continued growth and expansion. The ability to generate internal growth is affected by the competitive factors described herein as well as by the primarily rural characteristics and related demographic features of the markets we serve. If we are unable to compete or grow effectively in our markets, it could adversely affect our business and the price of our common stock.

Market changes may adversely affect pricing of, and demand for, our services and impact results of operations.

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

In addition, our success depends, in part, on our ability to adapt products and services to changing industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from fee-based products and services. The adoption of new or emerging technologies, such as blockchain and artificial intelligence, or further developments in current technologies may require us to make substantial expenditures to modify or adapt our existing products and services to remain competitive. These and other capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure. We might not be successful in developing or introducing new products and services, adapting to changing customer preferences and spending and saving habits (which may be altered significantly and suddenly), achieving market acceptance of our products and services, or sufficiently developing and maintaining loyal customer relationships.

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

The Company faces competition in pursuing acquisition opportunities, may not be able to identify attractive acquisition targets or may not be able to complete future acquisitions.

In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies, including banks, bank holding companies, mutual banks and mutual holding companies. In addition, economic conditions may impede our ability to identify or acquire acquisition candidates. In particular, current market conditions have resulted in large unrealized losses in the investment portfolios at many banking organizations. If we were to acquire such an organization, any such losses would be recognized, thereby impeding our ability to complete an acquisition on acceptable terms. Furthermore, a number of banks in our markets or neighboring markets are organized as mutual banks and may not be interested in a transaction with a counterparty that is not organized in the same manner, such as the Company. These and other economic factors or competition for these acquisitions could result in increased acquisition prices and a lack of attractive acquisition opportunities. As a result, we may not be able to identify or acquire acquisition candidates.

In addition, we generally must receive federal regulatory approval before we can acquire a bank or bank holding company. Our ability to pursue or complete an attractive acquisition could be negatively affected by regulatory delay or other regulatory issues. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. If we commit certain regulatory violations, including those that result in a downgrade in certain of our bank regulatory ratings, we may not be able to pursue future acquisitions for a period of time, or governmental authorities could preclude us from doing so even if we were otherwise able.

Liquidity Risk

Our cost of funds has increased and may in the future increase further as a result of loss of deposits, a change in deposit mix or changes in interest rates.

Deposits are a low cost, stable source of funding. We compete with banks, other financial institutions and fintechs for deposits. Recent increases in short-term interest rates have resulted in and are expected to continue to result in more intense competition in deposit pricing. Competition and increasing interest rates have caused us to increase the interest rates we pay on deposits. In addition, a loss in the value of our investment or loan portfolio, perceived concerns regarding our or the Bank’s capital position or perceived concerns regarding the level of the Bank’s uninsured and uncollateralized deposits could cause rapid and significant deposit outflows. Funding costs may increase further if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to continue to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income. If we were to experience a significant outflow of deposits, we may face significantly increased funding costs, suffer significant losses and have a significantly reduced ability to raise new capital.

As of December 31, 2023, brokered deposits made up 2% of our total deposits. We have utilized and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Prompt Corrective Action” and “Supervision and Regulations—Regulation of the Bank—Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

Wholesale funding sources may prove insufficient to replace deposits and support our operations and future growth.

The Company and the Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, borrowings through the Federal Home Loan Bank of Boston (“FHLBB”) and correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs, or if there are unforeseen outflows of cash or collateral, such as that seen by certain financial institutions during 2020 when corporate customers drew on revolving credit facilities at a historic pace in response to COVID-19 or by certain banks that experienced large and sudden outflows of deposits in 2023. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

We could lose access to sources of liquidity if we were to experience financial or regulatory issues.

We rely on sources of liquidity provided by the Federal Reserve, such as the Federal Reserve discount window and other liquidity facilities that the Federal Reserve may establish from time to time, as well as liquidity provided by FHLBB. To access these sources of liquidity, the Federal Reserve or FHLBB may impose conditions that we and the Bank are in sound financial condition (as determined by the Federal Reserve or FHLBB) or that we and the Bank maintain minimum supervisory ratings. If we or the Bank were to experience financial or regulatory issues, it could affect our or the Bank’s ability to access liquidity facilities, including at times when we or the Bank needs additional liquidity for the operation of its business. If we or the Bank were to lose access to these liquidity sources, it could have a material adverse effect on our operations and financial condition.

In addition, recent bank failures led to significant volatility in the financial services industry and to liquidity problems at certain institutions. Although governmental support was provided in connection with recent bank failures, including the FDIC’s invoking the systemic risk exception to guarantee uninsured deposits, there can be no guarantee that the FDIC will invoke the systemic risk exception in connection with any future bank failures or that the government would otherwise take any action to provide liquidity to troubled institutions. Further, even if governmental support for financial institutions is available in the future, it may not be sufficient to address systemic risks.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. We expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). In particular, fee revenues from non-sufficient funds, overdraft protection and other bank fees have been, and may continue to be, subject to increased scrutiny. For example, the OCC has in the past discussed options to reform national bank overdraft practices that, if implemented, could impose significant restrictions on a national bank’s ability to charge overdraft protection fees. In addition, the CFPB recently proposed a rule that would significantly alter the regulatory framework applicable to overdraft fees imposed by financial institutions with $10 billion or more in total assets, including by imposing significant limits on the amount of overdraft fees a financial institution would be permitted to charge. Although the proposed rule would not apply to the Bank, the CFPB has indicated that it may consider changes to regulations applicable to smaller institutions such as the Bank. Formal rules or guidance to implement such restrictions have not been proposed, but the implementation of any such restrictions could adversely affect our non-interest income and results of operations. In addition, the Biden Administration has called on all regulatory agencies to reduce or eliminate certain fees relating to a number of services, including banking services. At the same time, the CFPB launched an initiative to reduce the amounts and types of fees financial institutions may charge. Such changes could affect our ability or willingness to provide certain products or services, necessitate changes to our business practices or reduce our revenues. Further, recent events in the banking industry, including three high-profile bank failures in 2023, and the results of regulatory investigations into the failures could result in increased regulatory scrutiny and heightened regulatory requirements, any of which could require us to expend significant time and effort to implement appropriate compliance procedures or to incur other expenses, and could negatively affect our financial condition or results of operations.

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

COVID-19 had significant effects on labor and employment, including heightened pressures on employers to increase compensation and provide work-from-home and other flexible working arrangements. Since the COVID-19 pandemic, employees have shifted their focus to expectations that extend beyond compensation, including better work-life balance, improved advancement opportunities and improved training, and many businesses, including us, have experienced higher rates of turnover as a result of such changes. Our ability to compete successfully for talent has been and may continue to be affected by our ability to adapt quickly to such shifts in employee focus, and there is no assurance that these developments will not cause increased turnover or impede our ability to retain and attract qualified employees.

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

Information security risks for financial institutions such as the Company and the Bank are significant due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Third parties with whom we or our customers do business also present operational and information security risks to us. We see an increasing trend of cyberattacks targeting providers in the financial services industry, as well as increased security breaches or failures of their own systems. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. As our reliance on technology systems increases, the potential risks of technology-related interruptions in our operations or the occurrence of cyber incidents also increases. Our technologies, systems, networks and our customers’ devices are periodically the target of cyberattacks, and may be the target of future cyberattacks, including through the introduction of computer viruses, and/or malicious code, or by means of phishing attacks, social engineering or other information security breaches. Malicious actors may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information, including passwords and other identifying information, in order to gain access to data or our systems.

In recent years, there have been several well-publicized attacks on various companies, including in the financial services industry, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyberattacks, phishing, social engineering or other means. Even if not directed at the Company or the Bank specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Information security risks continue to increase, in part because of the proliferation of new technologies, ongoing work-from-home arrangements, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues.

Although we believe we have appropriate information security controls and procedures, we may not be able to anticipate, detect, or implement effective preventative measures against all potential threats, particularly because the techniques used by cyber criminals change frequently, often are not recognized until launched and can be initiated from a variety of sources. In addition, a cybersecurity breach or cyberattack could persist for an extended period before being detected, which could exacerbate the harmful effects of a successful cyberattack. If one or more of the events described above occurs, this could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations, which could result in legal or regulatory action, significant losses, increased compliance costs or reputational damage, any of which could adversely affect our business, financial condition or results of operations. Because the investigation of any information security breach is inherently unpredictable and would require substantial time to complete, the Company may not be able to quickly remediate the consequences of any breach, which may increase the costs, and enhance the negative consequences associated with a breach. In addition, to the extent the Company’s insurance covers aspects of any breach, such insurance may not be sufficient to cover all of the Company’s losses.

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

Our business, as well as the operations and activities of our customers, could be negatively affected by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate change presents several risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets, on our vendors’ facilities and on our customers’ assets, including real estate pledged as collateral for our loans; and (ii) transitional risks, including new or more stringent regulatory requirements and potential effects on our reputation and/or changes in our business as a result of our climate change practices, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries.

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

Efforts to transition to a low-carbon economy could result in new and/or more stringent regulatory requirements. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs, and failure to comply with any new laws or regulations could result in legal or regulatory sanctions and harm to our reputation. In addition, changes to consumer and business preferences or in the attitudes of regulators, shareholders and employees regarding climate change, may affect the activities in which we engage and the products that we offer, and may require us to adjust our lending portfolios and business strategies. Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on our business, and we expect that climate change-related risks will continue to evolve and increase over time.

In addition, environmental matters have been the subject of increased focus by regulators, particularly with respect to the accuracy of statements made by issuers regarding their ESG practices, initiatives and investment strategies. The SEC has established an enforcement task force to examine ESG practices and disclosures by public companies and identify inaccurate or misleading statements, often referred to as “greenwashing.” There have been enforcement actions relating to ESG disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in the future. A perception or accusation of greenwashing could damage our reputation, result in litigation or enforcement actions, or adversely affect our ability to raise capital and attract and retain customers.

Acts of terrorism, pandemics and other external events could harm our business.

Acts of terrorism, war or other international hostilities, civil unrest, violence or pandemics could cause disruptions to our business or the economy as a whole, such as the disruptions experienced during the COVID-19 pandemic. Any of these events could affect us directly (for example, by interrupting our systems, causing significant damage to our facilities or otherwise preventing us from conducting our ordinary business) or indirectly as a result of effects on our borrowers and other customers or third-party vendors (for example, by damaging property pledged as collateral for our loans). The Company has suffered, and could in the future suffer, adverse consequences to the extent that pandemics, such as the COVID-19 pandemic, terrorist activities, civil unrest, international hostilities, including Russia’s invasion of Ukraine and conflict in the Middle East, or other external events affect the financial markets or the economy in general or in any region in which the Company, or third parties on which the Company relies, operate.

For example, the COVID-19 pandemic created economic and financial disruptions that have adversely affected, and may in the future adversely affect, the Company’s business, financial condition, capital and results of operations. During the COVID-19 pandemic, the Company experienced significant disruptions to its normal operations, including the temporary closing of branches and a sudden increase in the volume of work-from-home arrangements. In addition, the Company was indirectly negatively affected by the pandemic’s effects on the Company’s borrowers and other customers, and by its effects on global financial markets. The COVID-19 pandemic caused, and any future pandemics, terrorist activities, civil unrest or international hostilities, may cause, an increase in delinquencies, bankruptcies or defaults that could result in the Company experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Depending on the impact of current international hostilities on general economic and market conditions, there is a risk that adverse conditions could occur or worsen, including supply chain disruptions; higher inflation; decreased demand for the Company’s products and services or those of its borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness, or willingness to return to work; and disruptions to business operations at the Company and at counterparties, vendors and other service providers.

In addition, the escalation or continuation of international hostilities, including the war between Russia and Ukraine and conflict in the Middle East, could result in, among other things, further increased risk of cyberattacks, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2023, our goodwill and other identifiable intangible assets totaled $95.7 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2023 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2023. We may be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

The Company has developed and implemented a comprehensive cybersecurity risk management program that is intended to protect the secure processing, transmission and storage of confidential information in its computer systems and networks. The Company’s cybersecurity risk management program, a component of the Company’s Enterprise Risk Management (“ERM”) Program, is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance and other industry standards. The Company’s process for identifying, assessing, managing and prioritizing cybersecurity risks throughout the Company includes:
•A third party risk assessment program for the Company’s third party vendors that access the Company’s data (each, a “Vendor”) to ensure that all Vendors meet the Company’s cybersecurity requirements, including, periodic risk assessments of Vendors, monitoring Vendor compliance with the Company’s cybersecurity requirements, and a requirement that all contracts with Vendors include provisions requiring the Vendor to notify the Company of any cyber incident, and/or to maintain minimum levels of cybersecurity insurance;
•A security awareness program that includes training employees on best practices for securing the Company’s data, as well as regular social engineering testing to keep employees informed of cybersecurity threats and to train them to look for malicious emails and other potential cybersecurity threats;
•A dedicated information security team that monitors threats and vulnerabilities that arise, and regularly performs threat intelligence and vulnerability management;
•The Company’s engagement of a third party to conduct periodic independent testing of the Company’s cybersecurity defenses to confirm that the defenses are effective;
•A Managed Detection and Response (“MDR”) service that continuously monitors the Company’s systems and alerts the Company’s information security team of any detected anomalies or suspicious activity and stops any event that is deemed dangerous to the Company’s systems or networks;
•An Incident Response Plan (“IRP”) and Business Continuity Plan (“BCP”) which outline steps to be taken during a cyber incident and to recover systems and continue business operations following a cyber incident; and

•A Cybersecurity Incident Response Team (“CSIRT”) that tracks cyber incidents, including those that affect third parties that are handling the Company’s data.

Cybersecurity Threats

During the fiscal year ended December 31, 2023, the Company did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or that are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition other than the risks described in Item 1A. “Risk Factors”.

Cybersecurity Governance

Board of Directors’ Oversight. The Company’s Board of Directors oversees the Company’s cybersecurity program, including the oversight of risks related to cybersecurity through various committees that are responsible for monitoring and testing the Company's information security. The Board of Directors conducts an annual review of the Company’s cybersecurity- related policies. Quarterly, the Company’s Senior Vice President, Director of Information Security (“DIS”) presents reports to the Audit Committee on vulnerability management and cybersecurity testing effectiveness, emerging threats and industry and regulatory changes that affect cybersecurity, and responds to inquiries from the Audit Committee. In addition, the Technology Committee receives and evaluates quarterly updates from the DIS on cybersecurity performance and on cybersecurity trends and strategies. The Board of Directors receives quarterly updates from the EVP, Chief Risk Officer (“CRO”) on cybersecurity metrics and the cybersecurity risk management program’s performance.

Management Oversight. While the Board of Directors and its Audit and Technology Committees oversee management’s processes related to cybersecurity risks, management is responsible for identifying, monitoring and mitigating the material cybersecurity risks that face the Company. The Company’s CRO is directly responsible for the overall cybersecurity risk management program which is a part of the Company's ERM Program. The CRO and the DIS oversee the information security department’s implementation and maintenance of the cybersecurity security risk management program, including oversight of Vendors and regular reporting to the Board of Directors and its Audit and Technology Committees on the effectiveness of the cybersecurity risk management program. The DIS updates the CRO as appropriate, including as new developments or information related to cyber incidents arise.

The Company’s CRO has over 27 years of experience in cybersecurity and information technology. The CRO joined the Company in 2011 and became CRO in July 2023. Prior to becoming CRO, he served as SVP and Director of Information Security & ERM for six years and prior to that served five years as Vice President and Senior Information Security Officer of the Company. Prior to joining the Company, the CRO had a ten year career in information technology and began his career serving with the United States Air Force, specializing in information technology, cybersecurity, risk mitigation, and encrypted communications.

The Company’s DIS joined the Company in 2023 and has over 20 years of experience in information technology and cybersecurity. The DIS has held senior management positions in information security for the past ten years. The DIS holds several industry certifications including Certified Information Systems Security Professional (“CISSP”), Certified Information Systems Auditor (“CISA”), Certified in Risk and Management Systems Controls (“CRISC”) and Certified Data Privacy Solutions Engineer (“CDPSE”).

Item 2. Properties

The Company owns its principal executive offices, located at 2 Elm Street, Camden, Maine, and the Company leases additional executive offices at 3 Canal Plaza, Portland, Maine. The Company also owns and operates a service center in Rockport, Maine, and owns or leases, and operates, 56 branches located throughout Maine, a branch in Portsmouth, New Hampshire, a commercial loan production office in Manchester, New Hampshire, and a mortgage loan production office in Braintree, Massachusetts. None of the properties owned by the Company are subject to a mortgage or other encumbrance. All facilities are fully utilized and considered suitable and adequate for the purposes intended.
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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2023 and 2022, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2023 and 2022) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2023			2022
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$42.35	$35.43	$0.42	$51.63	$46.72	$0.40
Second Quarter	35.73	28.98	0.42	47.94	41.93	0.40
Third Quarter	36.75	28.20	0.42	49.01	42.60	0.40
Fourth Quarter	38.89	26.82	0.42	44.07	40.38	0.42

As of February 28, 2024, there were 14,566,850 shares of the Company’s common stock outstanding, and there were approximately 1,000 holders of record of the Company’s common stock. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2018 through December 31, 2023. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCAP Banks Index and the Russell 2000 Stock Index. The graph assumes a $100 investment on December 31, 2018 in the Company’s common stock and each of the foregoing indices and assumes the reinvestment of all dividends. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

Stock Performance Graph

In January 2023, the Board of Directors approved a common stock repurchase program, authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock, that had an expiration date of the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of December 31, 2023, the Company repurchased 65,692 shares at an average price of $30.44, none of which were repurchased during the fourth quarter of 2023. This repurchase program expired after one year in January 2024.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2023	—	$—	—	684,308
November 1-30, 2023	—	—	—	684,308
December 1-31, 2023	—	—	—	684,308
Total	—	$—	—	684,308

In January 2024, the Board of Directors authorized a common stock repurchase program authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock. This program replaces the 2023 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 5, 2024.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations and financial condition at and for the year ended December 31, 2023, and where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Refer to the Company’s 2022 annual report on Form 10-K filed with the SEC on March 10, 2023 for the discussion of results of operations and financial condition at and for the year ended December 31, 2022.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K:

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	LGD:	Loss given default
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
BOLI:	Bank-owned life insurance	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	N.M.:	Not meaningful
CD:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
CECL:	Current Expected Credit Losses	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OREO:	Other real estate owned
CMO:	Collateralized mortgage obligation	PD:	Probability of default
CUSIP:	Committee on Uniform Securities Identification Procedures	ROU:	Right-of-use
DCRP:	Defined Contribution Retirement Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	SOFR:	Secured Overnight Financing Rate
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FHLMC:	Federal Home Loan Mortgage Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted net income; adjusted diluted earnings per share; adjusted return on average assets; adjusted return on average equity; pre-tax, pre-provision income and adjusted pre-tax, pre-provision; income; the efficiency ratio; return on average tangible equity and adjusted return on average tangible equity; tangible book value per share and tangible common equity ratio; net interest income (fully-taxable equivalent); and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Adjusted Net Income; Adjusted Diluted Earnings per Share; Adjusted Return on Average Assets; and Adjusted Return on Average Equity. Adjusted net income, adjusted diluted earnings per share, adjusted return on average assets and adjusted return on average equity are each supplemental measures that exclude certain transactions as outlined and calculated in the table below. Each item reconciles to reported net income, diluted earnings per share, return on average assets and return on average equity. The Company believes these adjusted financial metrics assist users of its financial statements with their financial analysis period-over-period as they are adjusted for certain non-recurring items.

	For the Year Ended December 31,
(In thousands, except number of shares, per share data and ratios)	2023	2022	2021
Adjusted Net Income:
Net income, as presented	$43,383	$61,439	$69,014
Adjustment for net loss on sale of securities	10,310	912	—
Adjustment for Signature Bank bond write-off	1,838	—	—
Tax impact of above adjustments(1)	(2,551)	(192)	—
Adjusted net income	$52,980	$62,159	$69,014
Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$2.97	$4.17	$4.60
Adjustment for net loss on sale of securities	0.71	0.06	—
Adjustment for Signature Bank bond write-off	0.13	—	—
Tax impact of above adjustments(1)	(0.18)	(0.01)	—
Adjusted diluted earnings per share	$3.63	$4.22	$4.60
Adjusted Return on Average Assets:
Return on average assets, as presented	0.76%	1.12%	1.31%
Adjustment for net loss on sale of securities	0.18%	0.02%	—
Adjustment for Signature Bank bond write-off	0.03%	—	—
Tax impact of above adjustments(1)	(0.04)%	—	—
Adjusted return on average assets	0.93%	1.14%	1.31%
Adjusted Return on Average Equity:
Return on average equity, as presented	9.30%	13.15%	12.72%
Adjustment for net loss on sale of securities	2.21%	0.20%	—
Adjustment for Signature Bank bond write-off	0.39%	—	—
Tax impact of above adjustments(1)	(0.55)%	(0.04)%	—
Adjusted return on average equity	11.35%	13.31%	12.72%
(1)     Assumed a 21% income tax rate.

Pre-Tax, Pre-Provision Income and Adjusted Pre-Tax, Pre-Provision Income. Pre-tax, pre-provision income and adjusted pre-tax, pre-provision income are each a supplemental measure of operating earnings and performance. Pre-tax, pre-provision income is calculated as net income before adjustment for provision (credit) for credit losses and adjustment for income tax expense, and adjusted pre-tax, pre-provision income is calculated as net income before adjustment for net loss on sale of securities and adjustment for SBA PPP loan income. These supplemental measures became more widely used by financial institutions as a measure of financial performance for comparability across financial institutions due to the provision for credit losses, as well as the SBA PPP loan income that was received on SBA loans originated, in response to the COVID-19 pandemic that were not a recurring and sustainable source of revenues for financial institutions.

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Net income, as presented	$43,383	$61,439	$69,014
Adjustment for income tax expense	10,453	15,608	17,627
Adjustment for provision (credit) for credit losses	2,100	4,500	(3,190)
Pre-tax, pre-provision income	$55,936	$81,547	$83,451
Adjustment for net loss on sale of securities	10,310	912	—
Adjustment for SBA PPP loan income	(14)	(1,254)	(8,170)
Adjusted pre-tax, pre-provision income	$66,232	$81,205	$75,281

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

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Non-interest expense, as presented	$107,361	$106,849	$103,720
Adjustment for prepayment fees on borrowings	—	—	(514)
Adjusted non-interest expense	$107,361	$106,849	$103,206
Net interest income, as presented	$132,263	$147,694	$137,436
Adjustment for the effect of tax-exempt income(1)	901	937	988
Non-interest income, as presented	31,034	40,702	49,735
Adjustment for net loss on sale of securities	10,310	912	—
Adjusted net interest income plus non-interest income	$174,508	$190,245	$188,159
Ratio of non-interest expense to total revenues(2)	65.75%	56.72%	55.41%
Non-GAAP efficiency ratio	61.52%	56.16%	54.85%
(1)    Reported on a tax-equivalent basis using a 21% income tax rate.
(2)    Revenue is the sum of net interest income and non-interest income.

Return on Average Tangible Equity and Adjusted Return on Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of core deposit intangible assets and other adjustments, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common performance measure within the financial services industry. Adjusted return on average tangible equity is calculated the same as return on average tangible equity but uses adjusted net income which excludes certain transactions as shown in the table above. The Company believes this adjusted metric assists users of its financial statements with their period-over-period financial analysis as it is adjusted for certain non-recurring items.

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Return on Average Tangible Equity:
Net income, as presented	$43,383	$61,439	$69,014
Adjustment for amortization of core deposit intangible assets	592	625	655
Tax impact of above adjustment(1)	(124)	(131)	(138)
Net income, adjusted for amortization of core deposit intangible assets	$43,851	$61,933	$69,531
Average equity, as presented	$466,717	$467,245	$542,725
Adjustment for average goodwill and core deposit intangible assets	(95,962)	(96,572)	(97,211)
Average tangible equity	$370,755	$370,673	$445,514
Return on average equity	9.30%	13.15%	12.72%
Return on average tangible equity	11.83%	16.71%	15.61%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see “Adjusted Net Income” table above)	$52,980	$62,159	$69,014
Adjustment for amortization of core deposit intangible assets	592	625	655
Tax impact of above adjustment(1)	(124)	(131)	(138)
Adjusted net income, adjusted for amortization of core deposit intangible assets	$53,448	$62,653	$69,531
Adjusted return on average tangible equity	14.42%	16.90%	15.61%
(1)     Assumed a 21% income tax rate.

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

(In thousands, except number of shares and per share data)	December 31,
	2023	2022
Tangible Book Value Per Share:
Shareholders' equity, as presented	$495,064	$451,278
Adjustment for goodwill and core deposit intangible assets	(95,668)	(96,260)
Tangible shareholders' equity	$399,396	$355,018
Shares outstanding at period end	14,565,952	14,567,325
Book value per share	$33.99	$30.98
Tangible book value per share	$27.42	$24.37
Tangible Common Equity Ratio:
Total assets	$5,714,506	$5,671,850
Adjustment for goodwill and core deposit intangible assets	(95,668)	(96,260)
Tangible assets	$5,618,838	$5,575,590
Common equity ratio	8.66%	7.96%
Tangible common equity ratio	7.11%	6.37%

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

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Net interest income, as presented	$132,263	$147,694	$137,436
Adjustment for the effect of tax-exempt income(1)	901	937	987
Net interest income, tax equivalent	$133,164	$148,631	$138,423
(1)     Reported on a tax-equivalent basis using a 21% income tax rate.

Core Deposits. Core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and lower cost. The Company calculates core deposits as total deposits less CDs and brokered deposits. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	December 31,
(In thousands)	2023	2022
Total deposits, as presented	$4,597,360	$4,826,929
Adjustment for certificates of deposit	(609,503)	(300,451)
Adjustment for brokered deposits	(101,919)	(181,253)
Core deposits	$3,885,938	$4,345,225

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

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Total average deposits, as presented(1)	$4,481,322	$4,472,063	$4,096,411
Adjustment for average certificates of deposit	(453,723)	(295,586)	(333,352)
Average core deposits	$4,027,599	$4,176,477	$3,763,059
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

Allowance for Credit Losses (“ACL”).  The ACL is calculated using the current expected credit loss accounting model, often referred to as “CECL.” Under CECL, the ACL at each reporting period serves as our best estimate of projected credit losses over the contractual life of certain assets, adjusted for expected prepayments, given an expectation of economic conditions and forecasts as of the valuation date.

The recorded ACL on loans and HTM debt investments is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools, individual credits with unique risk factors, and CUSIP. We use a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data may be derived using (1) internal historical default and loss experience, as well as from (2) external data if there are not statistically meaningful loss events or our own internal loss data does not span a full economic cycle for a given loan segment.

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

Under CECL, the ACL on AFS securities is reviewed to determine the extent the fair value of a security designated as AFS is less than its amortized cost and we either (i) intend to sell the security or (ii) it is more-likely-than-not we will be required to sell the security before recovery of its amortized cost basis, then the investment is permanently impaired and the amortized cost basis is written down to fair value and a corresponding impairment charge is recorded within the consolidated statements of income. If neither of the above is true, but the fair value of the investment is below its amortized cost basis at the reporting date, then an allowance is established on the AFS investment for the portion of the impairment that is due to credit reasons (e.g. credit rating downgrades, past due receivables, and/or other macro- or micro-adverse trends). The allowance established on an AFS investment due to credit losses is limited to the amount the fair value of the investment is below its amortized cost basis as of the reporting date. If the fair value of the investment is below its amortized cost basis for non-credit-related reasons (e.g. interest rate environment), then the impairment continues to be recognized within shareholders' equity through AOCI.

ACL on Loans. We consider the ACL on loans to be a critical accounting policy given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL on loans at December 31, 2023 and 2022 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2023 and 2022 using the CECL methodology, included:
•Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factor condition worsen, the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL on loans. We monitor and assess Maine unemployment, changes in Maine GDP, changes in National GDP, and changes in Maine's Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Macroeconomic factors used in the calculation of the ACL on loans may change from time to time and in times of greater uncertainty, we may consider a range of possible forecasts and evaluate the probability of each scenario. We assessed our loss factors again in the fourth quarter of 2023 and there were no changes made to the ACL on loans calculation for reporting as of December 31, 2023.
•Forecast Period and Reversion speed: The company uses a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., we are likely to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, we are likely to use a longer forecast period. Generally, we expect our forecast period to range from one to three years. Once the reasonable and supportable forecast period is determined, The company reverts its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), we consider such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where we believe we are within the current economic cycle.
At December 31, 2023, we used a two-year forecast period and a two-year reversion period for each loan segment to measure the ACL on loans. At December 31, 2022, we used a one-year forecast period and one-year reversion period for each loan segment to measure the ACL on loans. This change was to better align the economic forecasted data used to calculate the ACL with the Company’s internal views of the future economic state.
•Prepayment speeds: Prepayment speeds are determined for each loan segment utilizing our own historical loan data, as well as consideration of current environmental factors. The prepayment speed assumption is utilized with the discounted cash flow model (i.e. the CECL model) to forecast expected cash flows over the contractual life of the loan, adjusted for expected prepayments. A higher prepayment speed assumption will drive a lower ACL, and vice versa. In the fourth quarter of 2023 we decreased our prepayment speeds for our residential, commercial real estate non-owner-occupied and commercial real estate owner-occupied. These decreases were to better align the prepayment speeds in the model with the current portfolio in the current interest rate environment.
•Qualitative factors: Companies are required to consider various qualitative factors that may impact expected credit losses. We continue to consider qualitative factors in determining and arriving at our ACL on loans each reporting period. In 2023 the Company increased the qualitative factors used to address the increased risk in certain commercial real estate segments to ensure the Company has adequate reserves over these segments.

As of December 31, 2023 and 2022, the recorded ACL on loans was $36.9 million and represented our best estimate of expected credit losses within our loan portfolio as of each date. However, we may adjust our assumptions to account for differences between expected and actual losses each period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within our loan portfolio, and we consider the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 3 of the consolidated financial statements for further discussion.

ACL on Off-Balance Sheet Credit Exposures. We consider the ACL on off-balance sheet credit exposures to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses on expected future loan fundings of, primarily, unfunded loan commitments for those that are not unconditionally cancellable by the Company. The expected credit loss factor calculated for each loan segment using the ACL on loans methodology described above, as well as within Note 1 of the consolidated financial statements, is used to calculate the ACL on off-balance sheet credit exposures for each applicable loan segment, and, thus, are subject to the same level of estimation risk and volatility previously described. In addition, one other key assumption is used to derive the allowance on off-balance sheet credit exposures and that is the expected funding rate. The expected funding rate is derived using historical loan-level data for credit line usage, and is applied to total off-balance sheet credit exposures at each reporting date, excluding any that are unconditionally cancellable by the Company, to determine the expected funding amount. As unfunded loan commitments are funded, the allowance migrates from that provided for off-balance sheet credit exposures to the ACL on loans. If the expected funding rate or any other key assumption used is not reasonable, then this could have an adverse impact on the total ACL upon funding.

As of December 31, 2023 and 2022, the recorded ACL on off-balance sheet credit exposures was $2.4 million and $3.3 million, respectively, and presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the allowance are presented within provision (credit) for credit losses on the consolidated statements of income. The allowance at December 31, 2023 and 2022, represented our best estimate, however, we may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

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

At December 31, 2023 and 2022, the Company held securities in its HTM portfolio with an amortized cost basis of $545.0 million and $546.6 million, that primarily consisted of MBS and CMO debt securities issued or guaranteed by U.S. government-sponsored agencies. Under ASU 2016-13, we may exclude certain securities when the historical credit loss information, adjusted for current conditions and forecasts, resulting in zero risk of nonpayment of the amortized cost basis of the security. We have evaluated and determined there is zero risk of nonpayment on all securities guaranteed by the U.S government agencies. In 2023, the Company engaged a third party to calculate the necessary allowances required due on all other HTM securities. In the first quarter of 2023, we recorded provision expense of $1.8 million on one HTM debt security, which was driven by the full write-off of one Signature Bank corporate bond due to its failure in March 2023. This was the only exposure we had to failed banks in 2023. However, no allowance was carried given the immaterial amount that was calculated based on the nature of such securities as of December 31, 2023 or 2022. Should our HTM portfolio continue grow in size, change its mix and/or experience credit deterioration, an allowance may be recorded at that time.

Refer to “—Financial Condition—Investments” and Note 2 of the consolidated financial statements for further discussion.

ACL on AFS Debt Securities. We consider the ACL on AFS debt securities to be a critical accounting policy given the size of the investment portfolio and level of estimation used to determine the allowance, as appropriate. As of December 31, 2023 and 2022, the Company's AFS portfolio is entirely made up of assets that are fair valued using level 2 valuation techniques in accordance with ASC 820, Fair Value Measurement. We engage a third party pricing agency to assist with the valuation of such debt securities and the assets are carried at fair value at each reporting period. An allowance is recorded on an AFS debt security to the extent an event has occurred that suggests receipt of full contractual payments are at risk. When such an event has been identified, a discounted cash flow model is used to determine the expected losses due to credit risk, and an allowance is recorded to reduce the carrying value of the debt security by the calculated expected loss amount, limited to the amount by which the fair value of the debt security is below its amortized cost basis.

As further described within “—Financial Condition—Investments,” the Company's AFS portfolio, as of December 31, 2023 and 2022, was primarily consisted of MBS and CMO debt securities issued or guaranteed by U.S. government-sponsored agencies, and, thus, presenting little to no credit risk. As of December 31, 2023 and 2022, the Company had not identified indications of credit risk and did not carry any allowance for credit losses on its AFS portfolio and did not record any permanent impairments during the remainder of 2023, 2022, 2021.

Refer to “—Financial Condition—Investments” and Note 2 of the consolidated financial statements for further discussion.

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets during 2023 or 2022.

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

We elected to use the quantitative analysis to perform the annual goodwill impairment assessment as of November 30, 2023 and 2022 and concluded that goodwill was not impaired. We may use a qualitative analysis to evaluate goodwill for impairment when it is believed that it is not more-likely-than-not that the fair value of the reporting unit is below its book value, or if a quantitative analysis was recently used to estimate the fair value of the reporting unit, and there are not any indications of events that would suggest such conclusions for impairment have changed. The Company did not recognize any impairment of goodwill in 2023, 2022 or 2021.

The Company's core deposit intangible assets have a finite life and are amortized over their estimated useful lives. Core deposit intangible assets are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Core deposit intangible assets are measured for impairment utilizing a cost recovery model. We did not identify any events or circumstances that occurred in 2023, 2022 or 2021 that would indicate that our core deposit intangible assets may be impaired and should be evaluated for such.

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

We must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable. At December 31, 2023 and 2022, the Company carried deferred tax assets totaling $42.2 million and $50.2 million, respectively, and did not record any valuation allowance on these deferred tax assets. Although we determined a valuation allowance was not required for our deferred tax assets as of December 31, 2023 and 2022, there is no guarantee that these assets will be realized. To the extent a valuation allowance on the Company's deferred tax assets is recorded in future periods, a material charge to the Company's consolidated statements of income may result and reduce net income. Judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.

As of December 31, 2023, our federal and state income tax returns for 2022, 2021 and 2020 were open to audit by federal and various state authorities. If, as a result of an audit, we were to be assessed interest and penalties, the amounts would be recorded through other non-interest expense on the consolidated statements of income.

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

EXECUTIVE OVERVIEW

2023 Overview. Throughout 2023, the U.S. economy and the financial services industry experienced significant and unexpected stress due to several key factors, including: (1) effects of material increases in short-term interest rates driven by aggressive increases in the Federal Funds Rate, which has resulted in a historically prolonged inversion of the interest rate yield curve; (2) liquidity issues resulting in part from three major bank failures that occurred in the first half of 2023 and which contributed to deposit outflows at certain banks; and (3) increased concerns regarding asset quality, particularly within the commercial real estate office space. The combination of these factors has placed great emphasis on deposit gathering across the industry, and coupled with rising short-term interest rates has resulted in rapidly rising deposit costs that have compressed net interest margins across the banking industry.

In response to the macro-environment and the factors outlined above, we shifted our priorities in 2023 to: (1) maintain our deposit base and liquidity strength; (2) optimize our net interest margin; and (3) maintain our strong asset quality. We continue to be focused on driving long-term shareholder value by working to maintain the financial strength and resiliency of the Company’s balance sheet. As of December 31, 2023, we are well-positioned not only to withstand current market turbulence but also to capitalize on opportunities that may arise within the markets in which the Company does business.

During 2023, through the combination of cash dividends and share repurchases, the Company returned $26.5 million of capital to shareholders, which included the repurchase of 65,692 shares of its common stock at a weighted average price of $30.44 and cash dividends to shareholders of $1.68 per share, a 4% increase over 2022. In January 2024, we announced a new share repurchase program approved by the Company’s Board of Directors for up to 750,000 shares, or approximately 5% of total shares outstanding at December 31, 2023, and the termination of our share repurchase program that was opened in 2023.

Operating Results. For 2023, the Company reported net income of $43.4 million and diluted earnings per share of $2.97, which were each 29% lower compared to 2022. Our 2023 financial results were impacted both by the macroeconomic conditions as described above, and by certain actions we took in response to these conditions as we focused on maintaining the long-term strength of our franchise, through maintaining and growing deposit relationships, maintaining our excellent asset quality, and maintaining capital levels. During 2023, the strength of our capital position enabled us to take certain actions to improve the Company’s future earnings capacity and improve profitability through by selling certain investments and redeploying the proceeds into higher yielding assets at current market rates. In doing so, the Company recorded pre-tax investment losses totaling $10.3 million (or $8.9 million in after-tax losses) in 2023, which contributed to the decrease in net income and diluted earnings per share compared to 2022. Adjusting for the investment losses, as well as a write-off of a $1.8 million (or $1.4 million after taxes) Signature Bank corporate bond due to its failure in the first quarter of 2023, adjusted net income (non-GAAP) and adjusted diluted earnings per share in 2023 decreased 15% and 14%, respectively, compared to 2022.

The Company, and the broader financial services industry, operated in an inverted yield curve environment for the entirety of 2023. The impact of the inverted yield curve has compressed the Company’s, and many other banks, net interest margin, which has driven a decrease in revenues and net income, as well as a reduction in profitability metrics, for 2023 compared to 2022. The Company’s net interest margin for 2023 was 2.46%, compared to 2.86% for 2022. We took several steps to stabilize net interest margin and reposition the Company’s balance sheet with a focus on improving our interest rate sensitivity to short- and long-term yield curve inversion for a longer time period, and positioning the Company for profitable growth as the economy and market conditions show signs of normalizing. In addition to the sales of investment securities described above, we took the following actions during 2023:
•We executed $500.0 million of interest rate swaps designed to improve our interest rate risk position to rising and “higher for longer” short-term interest rates and generated $4.9 million of net interest income.

•We leveraged the Bank Term Funding Program (i.e., a funding program created in early-2023 in response to bank failures to make additional funding available to depository institutions and to help stabilize market confidence) as it provided lower-cost alternative funding and provided us, and other banks, with the option to prepay borrowings under the program without penalty. To improve our liquidity position, we borrowed $135.0 million from the program at a rate of 4.70% for a period of one year.
•We managed deposit costs actively through customer-level interactions and conversations, leveraging the strong relationships we build through our branch network and various channels. Since the beginning of the rising short-term interest rate cycle (i.e., January 1, 2022), our cumulative deposit beta (excluding brokered deposits), which measures the change in the Company’s average deposit rate to the average change in the Effective Federal Funds Rate, through December 31, 2023 was 33%.
•We tempered loan growth to 2% for 2023 through disciplined new loan origination pricing. For 2023, our weighted-average new loan origination yield across our entire loan portfolio was 7.21%.

Financial Highlights. Our financial highlights for 2023 include:

Strong Liquidity Position – At December 31, 2023, total uninsured and uncollateralized1 deposits were 15% of our total deposits, and we maintained access to available funding of two times our total uninsured and uncollateralized deposits.

Strong Capital Position – At December 31, 2023, all of our regulatory capital ratios were well in excess of regulatory capital requirements. Our capital and loan reserve levels, along with our strong credit quality position us for continued success in light of current market conditions that are both dynamic and volatile.

Strong Asset Quality – Key credit quality metrics in both commercial and consumer portfolios remain resilient, despite the macroeconomic pressures created by rapidly rising interest rates and continued risk of a recession in the near-term. Asset quality continues to be a source of strength for the Company, with non-performing assets of 0.13% of total assets and past due loans of 0.12% of total loans at December 31, 2023.

Shareholder Returns – We increased our cash dividend paid per share by 4% over the last year to $1.68 for 2023. Over the past five years, the Company's annual cash dividend has increased 8% on a compounded basis. The increase reflects our ability to generate long-term, sustainable earnings and our commitment to deliver meaningful returns to our shareholders. At December 31, 2023, our annualized dividend yield reached 4.46%, based on our closing stock price of $37.63, on December 29, 2023 (the last business day of the year).

We deployed $2.0 million of capital through the repurchase of 65,692 shares of the Company's common stock.

1 Uncollateralized deposits are customer deposit balances for which the Company has not pledged any of its assets, including investment securities, or provided any other type of guarantee.

Financial Highlights	As of or For The Year ended December 31,
(In thousands, except per share data and ratios)	2023	2022	Change
Earnings and Profitability
Net income	$43,383	$61,439	(29)%
Diluted EPS	$2.97	$4.17	(29)%
Adjusted net income (non-GAAP)	$52,980	$62,159	(15)%
Adjusted diluted EPS (non-GAAP)	$3.63	$4.22	(14)%
Return on average assets	0.76%	1.12%	(0.36)%
Adjusted return on average assets (non-GAAP)	0.93%	1.14%	(0.21)%
Return on average equity	9.30%	13.15%	(3.85)%
Adjusted return on average equity (non-GAAP)	11.35%	13.31%	(1.96)%
Return on average tangible equity (non-GAAP)	11.83%	16.71%	(4.88)%
Adjusted return on average tangible equity (non-GAAP)	14.42%	16.90%	(2.48)%
Efficiency ratio (non-GAAP)	61.52%	56.16%	5.36%
Balance Sheet and Liquidity
Loans	$4,098,094	$4,010,353	2%
Deposits	$4,597,360	$4,826,929	(5)%
Cash dividends declared per share	$1.68	$1.62	4%
Uninsured and uncollateralized deposits to total deposits	14.56%	15.45%	(0.89)%
Available liquidity sources to uninsured and uncollateralized deposits	201.67%	205.23%	(3.56)%
Credit Quality and Capital
Non-performing assets to total assets	0.13%	0.09%	0.04%
Loans 30-89 days past due to total loans	0.12%	0.06%	0.06%
Allowance for credit losses on loans to total loans	0.90%	0.92%	(0.02)%
Total risk-based capital ratio	14.36%	13.80%	0.56%
Tangible common equity ratio (non-GAAP)	7.11%	6.37%	0.74%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities). Net interest income, which is our largest source of revenue, accounted for 81%, 78% and 73% of total revenues for the years ended 2023, 2022 and 2021, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the year ended December 31, 2023 was $133.2 million, a decrease of $15.5 million, or 10%, over 2022. The decrease consisted of a $68.9 million, or 275%, increase in interest expense, which was partially offset by an increase in interest income on a fully-taxable equivalent basis of $53.5 million, or 31%, between periods.
•The Company’s average cost of funds for the year ended December 31, 2023 was 1.83%, compared to 0.51% for the year ended December 31, 2022, and was the driver for the increase in interest expense year-over-year. Our deposit and borrowing costs increased sharply during 2023 as the Federal Funds Rate reached a target range of 5.25% to 5.50% in 2023, and the average Effective Federal Funds Rate for 2023 was 5.03%, compared to an average of 1.68% for 2022.
The Company’s average deposit costs for the year ended December 31, 2023 were 1.56%, compared to 0.42% for the year ended December 31, 2022. Deposits costs were pressured throughout 2023 due to the increase in short-term rates. Other drivers of deposit costs included strong deposit competition within our markets, and more broadly across depository institutions, including in response to bank failures that occurred during the first half of 2023, as well as changes in the deposit remix as depositors moved deposits to higher interest-earning deposit accounts. During 2023, the pace at which deposit customers began deploying their excess cash into higher interest-earning deposit accounts accelerated, and this change in deposit remix drove an increase in money market and CD balances and a decrease in low-cost deposits accounts (e.g., non-interest-bearing checking and savings accounts).
The Company’s average cost of borrowings for the year ended December 31, 2023 was 3.58%, compared to 1.35% for the year ended December 31, 2022. The increase was driven by the sharp increase in short-term interest between years, but also was due to the increased average borrowings of $196.1 million, or 42%, needed to help support average interest-earning asset growth of $211.2 million, or 4%, between years.
•The increase in interest income on a fully-taxable equivalent basis was also primarily driven by the higher interest rate environment between years. For the year ended December 31, 2023, the Company’s yield on average interest-earning assets was 4.19%, compared to 3.34% for the year ended December 31, 2022. The average 10-year U.S. Treasury Rate for 2023 was 3.96%, compared to 2.95% for 2022.
The Company’s average loan yield was 4.80% for the year ended December 31, 2023, an increase of 90 basis points over 2022. Throughout 2023, we reinvested loan and investment cash flows received primarily back into loans at current market rates supporting yield expansion. During 2023, average loan balances increased 10% compared to 2022 contributing interest income growth year-over-year.
The Company’s average investment yield was 2.28% for the year ended December 31, 2023, an increase of 31 basis points over 2022. The increase in investment yield was driven by reinvesting the cash flows from the Company’s lower yielding investments and the proceeds of the sale of $126.8 million of lower yielding investments at a pre-tax investment loss of $10.3 million into higher interest-earnings assets. The increase in our investment yield was able to drive an increase in interest income on investments year-over-year and fully offset the impact of a decrease in average investment balances of 10% between years.

Net Interest Margin. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for the years ended December 31, 2023 and 2022 was 2.46% and 2.86%, respectively.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For the Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$33,676	$1,851	5.50%	$52,068	$514	0.99%	$268,879	$322	0.12%
Investments – taxable	1,203,445	26,088	2.17%	1,329,586	24,468	1.84%	1,189,895	19,724	1.66%
Investments – nontaxable(2)	100,614	3,706	3.68%	111,113	3,919	3.53%	115,169	3,798	3.30%
Loans(3):
Commercial real estate	1,659,078	80,182	4.83%	1,532,225	61,452	4.01%	1,412,884	51,488	3.64%
Commercial(2)	398,465	23,872	5.99%	396,000	16,494	4.17%	340,727	12,959	3.80%
SBA PPP	483	14	2.99%	6,999	1,254	17.91%	118,414	8,170	6.90%
Municipal(2)	16,702	674	4.04%	19,305	618	3.20%	20,529	691	3.37%
Residential real estate	1,748,076	71,566	4.09%	1,511,985	52,738	3.49%	1,156,698	41,792	3.61%
Consumer and home equity	253,877	19,194	7.56%	243,901	12,268	5.03%	250,061	10,528	4.21%
Total loans	4,076,681	195,502	4.80%	3,710,415	144,824	3.90%	3,299,313	125,628	3.81%
Total interest-earning assets	5,414,416	227,147	4.19%	5,203,182	173,725	3.34%	4,873,256	149,472	3.07%
Cash and due from banks	65,396			49,744			51,983
Other assets	264,479			270,111			364,740
Less: ACL	(36,965)			(34,237)			(34,433)
Total assets	$5,707,326			$5,488,800			$5,255,546
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$1,020,045	$—	—%	$1,206,383	$—	—%	$1,083,357	$—	—%
Interest checking	1,614,598	37,205	2.30%	1,502,896	11,569	0.77%	1,297,695	2,512	0.19%
Savings	675,478	788	0.12%	760,264	343	0.05%	675,533	277	0.04%
Money market	717,478	19,210	2.68%	706,934	5,341	0.76%	706,474	2,075	0.29%
Certificates of deposit	453,723	12,927	2.85%	295,586	1,481	0.50%	333,352	1,782	0.53%
Total deposits	4,481,322	70,130	1.56%	4,472,063	18,734	0.42%	4,096,411	6,646	0.16%
Borrowings:
Brokered deposits	184,709	8,754	4.74%	130,455	1,571	1.20%	282,399	1,274	0.45%
Customer repurchase agreements	191,646	2,847	1.49%	215,761	1,103	0.51%	185,246	570	0.31%
Subordinated debentures	44,331	2,150	4.85%	44,331	2,140	4.83%	48,605	2,523	5.19%
Other borrowings	246,058	10,102	4.11%	80,100	1,546	1.93%	3,562	35	0.99%
Total borrowings	666,744	23,853	3.58%	470,647	6,360	1.35%	519,812	4,402	0.85%
Total funding liabilities	5,148,066	93,983	1.83%	4,942,710	25,094	0.51%	4,616,223	11,048	0.24%
Other liabilities	92,543			78,845			96,598
Shareholders’ equity	466,717			467,245			542,725
Total liabilities & shareholders’ equity	$5,707,326			$5,488,800			$5,255,546
Net interest income (fully-taxable equivalent)		133,164			148,631			138,424
Less: fully-taxable equivalent adjustment		(901)			(937)			(988)
Net interest income		$132,263			$147,694			$137,436
Net interest rate spread (fully-taxable equivalent)			2.36%			2.83%			2.83%
Net interest margin (fully-taxable equivalent)			2.46%			2.86%			2.84%
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

	For the Year Ended December 31, 2023 vs. December 31, 2022			For the Year Ended December 31, 2022 vs. December 31, 2021
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(145)	$1,482	$1,337	$(260)	$452	$192
Investments – taxable	(2,321)	3,941	1,620	2,319	2,425	4,744
Investments – nontaxable	(371)	158	(213)	(134)	255	121
Commercial real estate	5,138	12,916	18,054	4,344	5,620	9,964
Commercial	102	7,307	7,409	2,100	1,435	3,535
SBA PPP	(1,167)	(73)	(1,240)	(7,688)	772	(6,916)
Municipal	(83)	139	56	(41)	(32)	(73)
Residential real estate	8,145	11,328	19,473	12,826	(1,880)	10,946
Consumer and home equity	502	6,424	6,926	(259)	1,999	1,740
Total interest income	9,800	43,622	53,422	13,207	11,046	24,253
Interest-bearing liabilities:
Interest checking	860	24,776	25,636	390	8,667	9,057
Savings	(42)	487	445	34	32	66
Money market	80	13,789	13,869	1	3,265	3,266
Certificates of deposit	791	10,655	11,446	(200)	(101)	(301)
Brokered deposits	651	6,532	7,183	(684)	981	297
Customer repurchase agreements	(123)	1,867	1,744	94	439	533
Junior subordinated debentures	—	10	10	(222)	(161)	(383)
Other borrowings	3,203	5,353	8,556	758	753	1,511
Total interest expense	5,420	63,469	68,889	171	13,875	14,046
Net interest income (fully-taxable equivalent)	$4,380	$(19,847)	$(15,467)	$13,036	$(2,829)	$10,207

Net interest income included the following for the periods indicated:

	Income Statement Location	For the Year Ended December 31,
(In thousands)		2023	2022	2021
Interest income from residential real estate derivatives	Interest income	$4,682	$—	$—
Loan fees(1)	Interest income	340	261	7,156
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	145	281	689
Recoveries on previously charged-off acquired loans	Interest income	88	217	226
Total		$5,255	$759	$8,071
(1)    For the years ended December 31, 2023, 2022 and 2021, the Company recognized $10,000, $1.2 million and $6.9 million of fees associated with SBA PPP loan originations.

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

Provision for Credit Losses

For the years ended 2023, 2022 and 2021, the Company has accounted for its provision for credit losses in accordance with ASU 2016-13, commonly referred to as the “CECL” standard. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for the Company's accounting and policies for the ACL.

The provision for credit losses was made up of the following components for the periods indicated:

	For the Year Ended December 31,			Change from 2023 to 2022
	2023	2022	2021	$	%
Provision (credit) for loan losses	$1,174	$4,430	$(3,817)	$(3,256)	(73)%
(Credit) provision for credit losses on off-balance sheet credit exposures	(912)	70	627	(982)	N.M.
Provision for credit losses - HTM debt securities	1,838	—	—	1,838	N.M.
Provision for credit losses	$2,100	$4,500	$(3,190)	$(2,400)	(53)%

Provision (credit) for loan losses. For the year ended December 31, 2023, the provision for loan losses of $1.2 million was driven by loan growth of 2% and net charge-offs of 0.03% of average loans for the year.

For the year ended December 31, 2022, the provision for loan losses was $4.4 million and was driven by loan growth of 17% and net charge-offs of 0.02% of average loans, partially offset by a release of $5.0 million of additional reserves provided for certain commercial real estate loans at the onset of the COVID-19 pandemic due to the heightened credit risk at that time.

The Company’s asset quality remained strong at December 31, 2023 and 2022. Refer to “—Financial Condition—Asset Quality” for further details.

Provision for credit losses on off-balance credit exposures. At December 31, 2023, the ACL on off-balance sheet credit exposures was $2.4 million, as compared to $3.3 million as of December 31, 2022. The decrease was driven by the decrease in unfunded credit lines of $79.2 million and decrease in the residential and commercial pipelines of $31.9 million between periods.

Provision for HTM debt securities: In the first quarter of 2023, the Company fully wrote-off of one Signature Bank corporate bond as Signature Bank failed. There was no additional provision expense recorded for 2023, and there was no provision expense recorded for the Company’s HTM portfolio for 2022.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from 2023 to 2022
(Dollars in thousands)	2023	2022	2021	$	%
Debit card income	$12,613	$13,340	$13,105	$(727)	(5)%
Service charges on deposit accounts	7,839	7,587	6,626	252	3%
Income from fiduciary services	6,669	6,407	6,516	262	4%
Mortgage banking income, net	2,921	4,221	13,704	(1,300)	(31)%
Brokerage and insurance commissions	4,650	4,147	3,913	503	12%
Bank-owned life insurance	2,349	1,901	2,364	448	24%
Net loss on sale of securities	(10,310)	(912)	—	(9,398)	—
Other income	4,303	4,011	3,507	292	7%
Total non-interest income	$31,034	$40,702	$49,735	$(9,668)	(24)%
Non-interest income as a percentage of total revenues(1)	19%	22%	27%
(1)     Revenue is the sum of net interest income and non-interest income.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers, and the annual incentive bonus received from our network provider. The decrease between periods was driven by the decrease in average earning rate between periods. Additionally customer spend increased 2%, which was lower than the 2022 increase of 4% that resulted in a lower annual incentive bonus from Visa of $400,000.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including overdraft, normal fees for servicing deposit accounts, and cash management fees for business customers. In 2022, the Company stopped charging its depositors non-sufficient fund fees. Overdraft fee income for the year ended 2023 was $5.4 million, and overdraft fee income and non-sufficient fund fees for the year ended 2022 was $5.3 million.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. Assets under management were $1.1 billion as of December 31, 2023, representing an increase of 10% over 2022.

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

The decrease in mortgage banking income, net for the year ended 2023 compared to 2022, was driven by a 49% decrease in residential mortgage production between years as purchase and refinance activity began to slow in the second half of 2022 and continued throughout 2023 as interest rates increased. In response to the interest rate environment, we shifted our loan pricing strategy in 2023 to slow our on-books loan production given the focus on deposits, net interest margin and asset quality, this included selling more of our residential mortgage production. For the year ended 2023, we sold 49% of our residential mortgage production, compared to 20% in 2022.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. The increase for the year ended December 31, 2023 over 2022 was driven by a 17% increase in assets under administration to $796.7 million as of December 31, 2023.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. In 2022 there was a decrease of $387,000 due to the underlying investments in one of the Company's BOLI contracts dropping below its stable value wrapper. There were no decreases in the market value of these underlying investments in 2023.

Net loss on sale of securities represents the realized (loss) gain upon sale of our debt investments. In 2023, we executed investment sales that resulted in pre-tax losses of $10.3 million. The trades were completed to reposition a portion of our balance sheet and are expected to improve future earnings and profitability through the reinvestment of $126.8 million of cash proceeds through balance sheet optimization.

In 2022, we executed investment sales that resulted in pre-tax losses of $912,000. The trades were completed to reposition a portion of our balance and are expected to improve future earnings and profitability through the reinvestment of $37.3 million of cash proceeds through balance sheet optimization.

Refer to “—Financial Condition—Investments,” and Note 2 of the consolidated financial statements for further discussion.

Other Income includes third party merchant and credit card commissions, customer loan swap fees and other miscellaneous fees and net gains on equity securities.

Non-Interest Expense
The following table sets forth information regarding non-interest expense for the periods indicated:

	For the Year Ended December 31,			Change from 2023 to 2022
(Dollars in thousands)	2023	2022	2021	$	%
Salaries and employee benefits	$60,009	$62,019	$61,007	$(2,010)	(3)%
Furniture, equipment and data processing	13,377	13,043	12,247	334	3%
Net occupancy costs	7,674	7,578	7,532	96	1%
Debit card expense	5,126	4,602	4,313	524	11%
Consulting and professional fees	4,520	4,073	3,691	447	11%
Regulatory assessments	3,413	2,338	2,074	1,075	46%
Amortization of core deposit intangible assets	592	625	655	(33)	(5)%
OREO and collection costs (recoveries), net	42	29	(101)	13	45%
Other expenses	12,608	12,542	12,302	66	1%
Total non-interest expense	$107,361	$106,849	$103,720	$512	—%
Ratio of non-interest expense to total revenues	65.75%	56.72%	55.41%
Efficiency ratio (non-GAAP)	61.52%	56.16%	54.85%
Salaries and employee benefits includes employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The decrease for the year ended December 31, 2023 compared to 2022 was primarily driven by: (1) a modest decrease in salary costs of $100,000 driven by a decrease in average full-time equivalent employees of 5% that fully offset normal annual merit and transition-related costs for our President and Chief Executive Officer (“CEO”) of $303,000, (2) a decrease in bonuses and incentives of $1.7 million based on annual financial performance and a decrease in average full-time equivalent employees along with a decrease in insurance costs of 13% driven by a change in insurance carriers in 2023 along with the decrease in average full-time equivalent employees.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase for the year ended 2023 over 2022 was driven by the Company’s continued investments in customer-facing technology platforms, internal systems and production platforms to drive increased productivity and efficiencies, and updates to various information security and resiliency-related systems and enhancements.

Net occupancy costs include building and property costs associated with the operation of our branches, loan production offices and service centers, including, but not limited to, rent, depreciation, maintenance and related taxes, net of rental income earned from the lease of office space.

Consulting and professional fees include third party consulting services and other professional fees, such as audit and tax services, legal services, and Company and Bank director fees. The increase in fees for 2023 were driven by legal, consulting and director-related costs for the succession and transition of our President and CEO of $372,000.

Debit card expense is the cost incurred for the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. The increase for the year ended 2023 over 2022 was driven by rising vendor costs, including fraud detection and prevention costs. Many of the costs associated with debit card expense are fixed per unit regardless of the activity that generates income, and, thus, an increase or decrease in debit card income may not necessarily directly correlate with the change in debit card expense year-over-year.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. Regulatory assessment fees are based on a number of factors, including but not limited to, asset growth, regulator risk assessment and positive or negative trends specific to the financial institution. The increase for the year ended December 31, 2023 over 2022 was primarily driven by the increase in FDIC assessment fees of 2 basis points for all insured banks, effective January 1, 2023.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts for the Company's loans. Should asset quality metrics deteriorate in 2024, the costs associated with OREO, collection and foreclosure efforts likely would increase.

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

Income Tax Expense

Income tax expense for the years ended December 31, 2023 and 2022 was $10.5 million and $15.6 million, respectively, which resulted in an effective income tax rate of 19.4% for 2023 and 20.3% for 2022, respectively. The Company's effective income tax rate for the year ended December 31, 2023 of 19.4% was lower than our marginal tax rate of 22.8%, which includes our 21.0% federal income tax rate and a 1.8% blended state income tax rate, net of federal tax benefit. The decrease in the effective tax rate for the year ended December 31, 2023 over 2022 was primarily due to the decrease in income before income tax expense of $23.2 million, or 30%, compared to 2022, while our non-taxable interest income from municipal bonds and certain qualifying loans, non-taxable BOLI, and tax credits received on qualifying investments mix remained comparable to 2022.

The Company's deferred tax assets were $42.2 million and $50.2 million at December 31, 2023 and 2022, respectively. The decrease in deferred tax assets during 2023 was driven by the decrease in unrealized losses on the AFS investments portfolio, including the remaining losses from the investments transferred from AFS to HTM in June 2022. While not anticipated as of December 31, 2023, should the Company realize a loss on these investments, the loss would be characterized as an ordinary loss for income tax purposes and not as a capital loss, and thus would not carry restrictions on use of any such loss. We continuously monitor and assess the need for a valuation allowance on our deferred tax assets, and we determined that no valuation allowance was necessary as of December 31, 2023 or December 31, 2022.

Refer to “—Financial Condition—Investments,” and Note 2 of the consolidated financial statements for further discussion of investments.

Refer to Note 19 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2022 Operating Results as Compared to 2021 Operating Results

Results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2022 annual report on Form 10-K filed with the SEC on March 10, 2023.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2023 were $99.8 million, compared to $75.4 million at December 31, 2022. Included within the Company’s cash and cash equivalents balances at December 31, 2023 and 2022, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position at each reporting date totaling $15.4 million and $5.4 million, respectively. We actively, and the counterparty, manage these cash accounts daily. Refer to Notes 12 and 13 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At December 31, 2023 and 2022, the Company’s investment portfolio generally consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value or amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual fund investments are carried at fair value. At December 31, 2023 and 2022, total investments were 21% and 22%, respectively, of total assets.

During 2023, we sold low yielding investments, that were designated as AFS, with a total book value of $137.1 million at a pre-tax loss of $10.3 million to adjust the Company's balance sheet in response to the sharp increase in interest rates during 2022 and 2023. Total proceeds from the sale of $126.8 million were used to optimize the balance sheet, which included reinvesting a portion of the proceeds to purchase new investments at current market rates, and is expected to generate future earnings and improve profitability.

In the second quarter of 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At December 31, 2023, the net unrealized losses on the transferred securities reported within AOCI were $46.9 million, net of a deferred tax asset of $12.8 million, and the weighted-average life on these securities was 8.5 years. At December 31, 2022, the net unrealized losses on the transferred securities reported within AOCI were $52.2 million, net of a deferred tax asset of $14.3 million and the weighted-average of these securities were 8.8 years.

At December 31, 2023 and 2022, the Company's investments portfolio totaled $1.2 billion and $1.3 billion, respectively, representing a decrease of $68.4 million, or 5%, for the year ended December 31, 2023. Given the interest rate environment, our primary strategy throughout 2023 was to redeploy normal cash flows from paydowns, calls and maturities to fund our loan growth of 2%. The primary components for the change in total investments for the year ended 2023 were:
•Paydowns, calls and maturities of $98.4 million;
•Sale of $137.1 million of AFS debt securities;
•Purchases of $126.8 million of debt securities during 2023 as described in more detail above;
•The change in the fair value of the Company's AFS debt securities of $13.6 million.
Our AFS debt securities portfolio, which comprised 53% and 55% of our investment portfolio at December 31, 2023 and 2022, respectively, was carried at fair value using level 2 valuation techniques. Refer to Notes 1 and 21 of the consolidated financial statements for further details on the Company's fair value techniques.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. At December 31, 2023 and 2022, the book value of U.S. government and government-sponsored agencies represented approximately 91% and 88%, respectively, of the AFS and HTM debt securities portfolio. The book value of corporate and municipal bonds carrying a credit rating of “AA” or higher at December 31, 2023 and 2022 was 4% and 7%, respectively, of the AFS and HTM debt securities.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of

December 31, 2023 and 2022, our investment in FHLBB stock totaled $10.0 million and $7.3 million, respectively, and our investment in FRB stock was $5.4 million at each date.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using level 1 valuation techniques.

The following table sets forth the carrying value of AFS and HTM debt securities along with the percentage distribution as of the dates indicated:

	December 31,
	2023		2022
(Dollars in thousands)	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
Trading Securities (carried at fair value):
Mutual funds	$4,647	—%	$3,990	—%
Total trading securities	4,647	—%	3,990	—%
AFS Debt Investments (carried at fair value):
Obligations of U.S. government-sponsored enterprises	—	—%	—	—%
Obligations of states and political subdivisions	6,386	—%	49,226	4%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	460,091	39%	514,019	41%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	141,011	12%	109,347	9%
Subordinated corporate bonds	18,320	2%	23,283	2%
Total AFS debt investments	625,808	53%	695,875	56%
HTM Debt Investments (carried at amortized cost):
Obligations of U.S. government-sponsored enterprises	7,593	1%	7,457	1%
Obligations of states and political subdivisions	56,262	5%	55,978	4%
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	304,850	26%	317,406	25%
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	157,118	13%	145,069	12%
Subordinated corporate bonds	19,108	1%	20,673	1%
Total HTM debt investments	544,931	46%	546,583	43%
Other Investments (carried at cost):
FHLBB stock	10,020	1%	7,339	1%
FRB stock	5,374	—%	5,374	—%
Total other investments	15,394	1%	12,713	1%
Total	$1,190,780	100%	$1,259,161	100%

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and credit ratings. The overall mix of debt securities at December 31, 2023 compared to December 31, 2022 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2023 was 5.7 years, compared to 5.8 years at December 31, 2022. The weighted average life of our debt securities portfolio remained consistent at 7.8 years at December 31, 2023 and 2022.

The Company’s AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required in accordance with ASU 2016-13. As of and for the years ended December 31, 2023, 2022 and 2021, we did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position. Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for AFS investments as of and for the year ended December 31, 2023.

We assess our HTM debt securities each reporting period to determine if an allowance should be recorded or if a write-down is required. In the first quarter of 2023, we wrote-off a $1.8 million corporate bond issued by Signature Bank due to Signature Bank's failure through provision expense on the consolidated statements of income. This corporate bond was designated as HTM and previously carried no ACL. In January 2024, we sold the Signature Bank securities and recovered $910,000 of the book value of the security. We completed a review of our HTM investment portfolio as of December 31, 2023, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of December 31, 2023 and 2022 was as follows:

	December 31, 2023				December 31, 2022
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized Gain (Loss)	# of Securities	Fair Value	Book Value	Net Unrealized Loss
Municipal bonds	55	$63,159	$62,691	$468	139	$104,025	$105,656	$(1,631)
Corporate bonds	20	37,714	40,790	(3,076)	22	44,012	46,350	(2,338)
Total	75	$100,873	$103,481	$(2,608)	161	$148,037	$152,006	$(3,969)

At December 31, 2023 and 2022, municipal bonds were 5% and 8% of the book value of the total bond portfolio, respectively. At December 31, 2023 and 2022, all municipal bonds carried an investment-grade credit rating.

At December 31, 2023 and 2022, corporate bonds were 3% and 4% of the book value of the total bond portfolio, respectively. At December 31, 2023 and 2022, corporate bonds with a book value of $31.2 million and $36.9 million, or 77% and 80% of the corporate bond portfolio, carried an investment-grade credit rating. The remaining $9.6 million and $9.4 million of book value, or 23% and 20% of the corporate bond portfolio, were non-rated corporate bonds of community banks within our markets. As of December 31, 2023, the corporate bond portfolio was made up of 18 different companies, which included 16 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 32% of our exposure as of December 31, 2023, being to global systemically important banks, or "G-SIBs." A limited number of our rated corporate bonds have been downgraded in 2023 as a result of stress in the banking system, although all remain investment-grade as of December 31, 2023. We continue to monitor and analyze the performance of our corporate bond portfolio.

As of and for the years ended December 31, 2023 and 2022, we did not record any allowances or write-down any of our HTM debt securities . Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for HTM investments as of and for the year ended December 31, 2023 and 2022.

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity and the carrying value of other investments, for the periods indicated. Actual maturities of debt investments may differ from contractual maturities because borrowers may have the right to call or prepay.

					December 31,
					2023	2022
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Amortized Cost	Amortized Cost
Debt investments:
Obligations of U.S. government-sponsored enterprises	$—	$—	$7,593	$—	$7,593	$7,457
Obligations of states and political subdivisions	1,503	2,105	14,388	44,695	62,691	105,656
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	5,000	12,584	138,314	674,391	830,289	916,252
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	—	—	39,557	266,948	306,505	267,829
Subordinated corporate bonds	—	10,520	30,270	—	40,790	46,350
Total debt investments	$6,503	$25,209	$230,122	$986,034	$1,247,868	$1,343,544
Weighted-average yield on debt securities(1)	2.68%	3.45%	3.71%	2.81%	2.98%	2.65%
Other investments(2):
Mutual funds (fair value)					$4,647	$3,990
FHLBB stock (cost)					10,020	7,339
FRB stock (cost)					5,374	5,374
Total other investments					$20,041	$16,703
(1)    Weighted average is calculated by dividing the book value by the book value times tax yield.
(2)    There is no scheduled maturity date.

Loans

The following table sets forth the composition of our loan portfolio at the dates indicated, as well as the change during 2023:

	December 31,
	2023		2022		Change
(Dollars in thousands)	$	% of Total Loan Portfolio	$	% of Total Loan Portfolio	$	%
Commercial real estate - non-owner-occupied	$1,370,446	33%	$1,292,443	32%	$78,003	6%
Commercial real estate - owner-occupied	301,860	7%	332,494	8%	(30,634)	(9)%
Commercial	403,901	10%	430,131	11%	(26,230)	(6)%
Residential real estate	1,763,378	43%	1,700,266	42%	63,112	4%
Consumer and home equity	258,509	6%	255,019	6%	3,490	1%
Total loans	$4,098,094	100%	$4,010,353	100%	$87,741	2%
Loan portfolio mix:
Commercial	$2,076,207	51%	$2,055,068	51%	$21,139	1%
Retail	$2,021,887	49%	$1,955,285	49%	$66,602	3%

Refer to Note 3 of the consolidated financial statements for additional details on our loan segmentation and risks as of December 31, 2023.

At December 31, 2023 and 2022, 35% and 34% of the consumer loan portfolio was unsecured, respectively. At December 31, 2023 and 2022, 53% and 47% of the home equity portfolio was secured by a junior lien position, respectively.

Portfolio Concentrations

The Company provides loans primarily to customers located within our geographic market area. Our primary markets continue to be in Maine, making up 68% and 70% of our loan portfolio as of December 31, 2023 and 2022, respectively. Massachusetts and New Hampshire are our second and third largest markets, making up 16% and 10%, respectively, of our total loan portfolio as of December 31, 2023, compared to 15% and 9%, respectively, as of December 31, 2022. As of December 31, 2023, our distribution channels include 56 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and an online residential mortgage and small business digital loan platform.

At December 31, 2023, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 33% and 28% of our total commercial real estate portfolio and 13% and 11% of total loans, respectively. At December 31, 2022, the non-residential building operators’ industry and lessors of residential building industry concentrations were 34% and 28%, respectively, of total commercial real estate portfolio and 14% and 11% of total loans. At December 31, 2023, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the industry concentrations of the commercial loan portfolio at the dates indicated:

	December 31,
	2023		2022		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,057,148	51%	$1,015,377	49%	$41,771	4%
Lodging	229,017	11%	201,387	10%	27,630	14%
Retail trade	116,623	6%	108,883	5%	7,740	7%
Health care	95,801	5%	106,660	5%	(10,859)	(10)%
Manufacturing	74,089	4%	83,971	4%	(9,882)	(12)%
Construction	73,936	4%	79,828	4%	(5,892)	(7)%
Wholesale trade	67,512	3%	69,274	3%	(1,762)	(3)%
Finance and insurance	66,038	3%	61,679	3%	4,359	7%
Other (each < 3%)	296,043	14%	328,009	16%	(31,966)	(10)%
Total	$2,076,207	100%	$2,055,068	100%	$21,139	1%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,370,446	66%	$1,292,443	63%	78,003	6%
Commercial real estate - owner-occupied	301,860	15%	332,494	16%	(30,634)	(9)%
Commercial	403,901	19%	430,131	21%	(26,230)	(6)%
Total	$2,076,207	100%	$2,055,068	100%	$21,139	1%

(1) The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	December 31,
	2023			2022			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$274,181	26%	7%	$259,137	26%	6%	$15,044	6%
Office(b)	169,904	16%	4%	183,262	18%	5%	(13,358)	(7)%
Retail	167,865	16%	4%	170,708	17%	4%	(2,843)	(2)%
Industrial	164,021	16%	4%	146,821	14%	4%	17,200	12%
Multi-family (1-4 units)(c)	153,166	14%	4%	124,737	12%	3%	28,429	23%
Other(d)	128,011	12%	3%	130,712	13%	3%	(2,701)	(2)%
Total	$1,057,148	100%	26%	$1,015,377	100%	25%	$41,771	30%
(a) Multi-family (5+ units) loans are primarily located in non-urban locations, including 79% in Maine, 11% in Massachusetts, and 8% in New Hampshire at December 31, 2023.
(b) Office loans are located in non-urban locations, including 52% in Maine, 26% in New Hampshire, and 22% in Massachusetts at December 31, 2023.
(c) Represents multi-family (1-4 units) that are used for commercial purposes.
(d) Other includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.

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

Asset Quality

Asset quality is of the upmost importance to the Company, and continues to be of great focus given current market conditions. Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:

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

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption of ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amount of our non-performing loans as of the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans:
Commercial real estate - non-owner-occupied	$262	$11
Commercial real estate - owner-occupied	124	46
Commercial	1,725	715
Residential real estate	2,539	1,733
Consumer and home equity	798	486
Total non-accrual loans	5,448	2,991
Accruing loans past due 90 days	—	—
Accruing TDRs prior to ASU 2022-02 adoption not included above	1,990	2,114
Total non-performing loans	7,438	5,105
Other real estate owned	—	—
Total non-performing assets	$7,438	$5,105
Total loans, excluding loans held for sale	$4,098,094	$4,010,353
Total assets	$5,714,506	$5,671,850
ACL on loans	$36,935	$36,922
ACL on loans to non-accrual loans	677.96%	1,234.44%
Non-accrual loans to total loans	0.13%	0.07%
Non-performing loans to total loans	0.18%	0.13%
Non-performing assets to total assets	0.13%	0.09%

Generally, a loan is classified as non-accrual when interest and/or principal payments are 90 days past due or when management believes collecting all principal and interest owed is in doubt. All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the current period. Interest payments received on non-accrual loans are applied as a reduction of principal. A loan remains on non-accrual status until all principal and interest amounts contractually due are brought current, all future principal and interest payments are reasonably assured, and a consistent repayment record, generally six consecutive payments, has been demonstrated. At that time, we may reclassify the loan to performing. For loans that were previously qualified as TDRs prior to ASU 2022-02, we will classify the interest collected as interest income once the aforementioned criteria for non-accrual loans is met and demonstrated. However, loans classified as TDRs prior to ASU 2022-02 remain classified as such for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and (i) the loan is subsequently restructured and re-written in a new agreement at an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring, and (ii) there has been no principal forgiveness.

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms (i.e., “foregone interest income”) and the interest income recognized on non-performing loans and performing TDRs for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Foregone interest income	$131	$145	$256
Interest income recognized on non-performing loans and performing TDRs	110	80	90

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to the financial condition of the borrowers or changes in collateral values, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2023, potential problem loans totaled $1.2 million.

Past Due Loans.  Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022
Loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$84	$267
Commercial real estate - owner-occupied	656	55
Commercial	2,007	801
Residential real estate	1,290	1,038
Consumer and home equity	922	391
Total loans 30-89 days past due	$4,959	$2,552
Total loans	$4,098,094	$4,010,353
Loans 30-89 days past due to total loans	0.12%	0.06%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
ACL on loans, beginning of period	$36,922	$33,256	$37,865
Provision (credit) for loan losses	1,174	4,430	(3,817)
Net charge-offs (recoveries)(1):
Commercial real estate	39	(5)	(9)
Commercial	1,089	663	579
Residential real estate	(26)	66	(15)
Consumer and home equity	59	40	237
Total net charge-offs	1,161	764	792
ACL on loans, end of the period	$36,935	$36,922	$33,256
Components of ACL:
ACL on loans	$36,935	$36,922	$33,256
ACL on off-balance sheet credit exposures	2,353	3,265	3,195
ACL, end of period	$39,288	$40,187	$36,451
Total loans, excluding loans held for sale	$4,098,094	$4,010,353	$3,431,474
Average loans	$4,076,681	$3,710,415	$3,299,313
Net charge-offs to average loans	0.03%	0.02%	0.02%
Provision (credit) for loan losses to average loans	0.03%	0.12%	(0.12)%
ACL on loans to total loans	0.90%	0.92%	0.97%
(1)    Additional information related to (credit) provision for loan losses and net (charge-offs) recoveries is presented in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	Total Charge-offs		Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2023:
Commercial real estate	$58		$19	$39	$1,659,078	—%
Commercial	1,560		471	1,089	415,650	0.26%
Residential real estate	18	44	44	(26)	1,748,076	—%
Consumer and home equity	91		32	59	253,877	0.02%
Total	$1,727		$566	$1,161	$4,076,681	0.03%
2022:
Commercial real estate	$—		$5	$(5)	$1,532,225	—%
Commercial	1,042		379	663	422,304	0.16%
Residential real estate	66		—	66	1,511,985	—%
Consumer and home equity	134		94	40	243,901	0.02%
Total	$1,242		$478	$764	$3,710,415	0.02%
2021:
Commercial real estate	$—		$9	$(9)	$1,412,884	—%
Commercial	799		220	579	479,670	0.12%
Residential real estate	92		107	(15)	1,156,698	—%
Consumer and home equity	273		36	237	250,061	0.09%
Total	$1,164		$372	$792	$3,299,313	0.02%

The following table sets forth information concerning the allocation of the ACL on loans by loan categories at the dates indicated:

	December 31,
	2023		2022
(Dollars in thousands)	ACL on Loans	Percent of Loans in Each Category to Total Loans	ACL on Loans	Percent of Loans in Each Category to Total Loans
Commercial real estate - non-owner-occupied	$16,581	33%	$17,296	32%
Commercial real estate - owner-occupied	2,290	7%	2,362	8%
Commercial	4,869	10%	5,446	11%
Residential real estate	10,254	43%	9,089	42%
Consumer and home equity	2,941	6%	2,729	6%
Total	$36,935	100%	$36,922	100%

Refer to “—Critical Accounting Policies” and Note 1 of the consolidated financial statements for further details of our CECL model macroeconomic factors (i.e. loss drivers), and refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ACL, as well as factors driving the change in the ACL on loans at December 31, 2023 compared to December 31, 2022.

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

At December 31, 2023 and 2022, goodwill totaled $94.7 million. Through our annual impairment analysis performed as of November 30, 2023, we determined goodwill was not impaired. Refer to “—Critical Accounting Policies” and Note 4 of the consolidated financial statements for further details of the testing performed.

At December 31, 2023 and 2022, core deposit intangible assets totaled $971,000 and $1.6 million, respectively, and related amortization was $592,000, $625,000, and $655,000 for the years ended 2023, 2022 and 2021, respectively. There were no indications of potential risk of impairment of core deposit intangible assets for any of the aforementioned years.

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $101.5 million and $99.1 million at December 31, 2023 and 2022, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. At December 31, 2023, we had one stable value account (that is subject to a wrapper) and that totals 10% of the BOLI portfolio, while the remaining amounts of the BOLI portfolio are in general accounts. To mitigate risk, annual financial condition reviews are completed on all carriers and we impose internal policy limits so that no one carrier exceed 10% of Tier 1 capital plus the allowable ACL (as defined for regulatory purposes). BOLI is invested in the “general account” of quality insurance companies or in separate account products, 94% of our balances are with insurance carriers that had an A.M. Best rating of “B++” or better at December 31, 2023.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our markets. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System (“CDARS”). The table below details the Company’s deposits, and change between periods, as of each date indicated:

	December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest checking	$967,750	1,141,753	$(174,003)	(15)%
Interest checking	1,553,787	1,763,850	(210,063)	(12)%
Savings	608,319	753,393	(145,074)	(19)%
Money market(1)	756,082	686,229	69,853	10%
Core deposits (non-GAAP)	3,885,938	4,345,225	(459,287)	(11)%
Certificates of deposit	609,503	300,451	309,052	103%
Brokered deposits(2)	101,919	181,253	(79,334)	(44)%
Total deposits	$4,597,360	$4,826,929	$(229,569)	(5)%
(1)    Includes $61.5 million and $73.5 million of deposits from Camden National Wealth Management as of December 31, 2023 and 2022, respectively, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.
(2)    At December 31, 2023 and 2022, brokered deposits consisted of $70.9 million and $82.3 million, respectively, of brokered money market balances and $31.0 million and $98.9 million, respectively, of brokered certificates of deposit (“CD”) balances.

The deposit landscape was highly competitive through 2023, and continues to be, as depositors looked to deploy excess liquidity into higher yielding, interest-bearing deposit accounts, and to ensure that their deposits are properly safeguarded in response to well-publicized failures of three larger regional banks in the first and second quarter of 2023. We continue to manage our deposits closely with a focus on maintaining and enhancing existing depositor relationships and developing new ones, while balancing the Company's overall funding cost and liquidity position.

The sharp increase in short-term interest rates in 2022 and 2023, highlighted by the upper limit of Federal Funds Target Rate increasing from 0.25% at January 1, 2022 to 4.50% at December 31, 2022, and reaching 5.50% in July 2023 and remaining at that level through December 31, 2023, has resulted in our customers, and more broadly across the banking industry, moving excess deposits from lower interest-earning accounts, including checking and savings accounts, to higher yielding accounts, including money market and CD. Throughout 2023, our CD product offering remained relatively short in term to provide the opportunity for CDs to reprice faster and manage our interest rate risk position to falling interest rates. The weighted-average life to maturity of our CD portfolio at December 31, 2023 was 6 months.

Another factor impacting deposits throughout 2023 was the decrease in average consumer deposit balances, primarily checking and savings accounts, which, in part, was due to depositors redeploying excess liquidity given the current interest rate environment as described above, but also likely reflects the shift in the overall financial position of the average consumer as average checking and savings account deposit balances from the onset of the COVID-19 pandemic in 2020 through mid-year 2022 steadily increased before reaching its peak. As of December 31, 2023, the Company's average checking and savings account deposit balance had decreased 10% and 17% compared to December 31, 2022, respectively.

We will supplement the Company’s funding using brokered deposits to manage overall funding costs, liquidity and our interest rate risk position. The Company’s brokered CDs of $31.0 million matured in February 2024, and we simultaneously entered into a new tranche totaling $75.0 million that are scheduled to mature in twelve months.

At December 31, 2023, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.1 billion, or 23% of total deposits, as of December 31, 2023, and $1.4 billion, or 29% of total deposits, as of December 31, 2022.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $669.5 million, or 15% of total deposits, as of December 31, 2023 and $745.9 million, or 16% of total deposits, as of December 31, 2022.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $167.2 million, or 27% of CD balances, as of December 31, 2023, and $84.5 million, or 28% of CD balances, as of December 31, 2022. The total uninsured portion of these CDs was $93.7 million, or 15% and $62.5 million or 21% as of December 31, 2023 and 2022, respectively.

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances, customer and wholesale repurchase agreements, the Bank Term Funding Program (“BTFP”), and junior subordinated debentures. We proactively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. As part of our liquidity management, we use internal designations of “short-term” and “long-term” borrowings, and manage our borrowings within each designation:
•Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances with maturity within one year of origination, the BTFP, and customer repurchase agreements; and
•Long-term borrowings may include, but are not limited to, FHLBB advances with maturity greater than one year, wholesale repurchase agreements, and junior subordinated debentures.

At December 31, 2023, short-term borrowings were $485.6 million, representing an increase of $220.4 million, or 83%, since December 31, 2022. The increase in short-term borrowings reflects the need for additional funding to support asset growth of 2% and a decrease in deposits of 5% during 2023. In May 2023, we leveraged the new facility, the BTFP, that was created by the FRB that was made available to depository institutions in response to the well-publicized bank failures during the first half of 2023. We utilized the BTFP for management of our overall funding cost and interest rate risk as it provided advantageous pricing and optionality features. The BTFP was not used because of concerns with the Company’s liquidity position. At December 31, 2023, we had borrowings from the BTFP of $135.0 million at an interest rate of 4.70% that were scheduled to mature in May 2024. In January 2024, we refinanced the existing BTFP borrowing of $135.0 million and borrowed an additional $90.0 million under the program all at an interest rate of 4.76%. The continued use of this facility was done, again, for purposes of managing our overall funding cost and interest rate risk position in 2024 and not because of concerns with the Company’s liquidity position.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2023	2022	2021
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$24,950	$18,725	$—
Average daily balance outstanding	141,318	52,908	297
Maximum balance outstanding at any month end	189,400	102,225	—
Weighted average interest rate for the year	4.82%	2.43%	0.40%
Weighted average interest rate at end of year	5.56%	4.38%	—%
FHLBB advances (less than one year):
Balance outstanding at end of year	$125,000	$50,000	$—
Average daily balance outstanding	104,740	27,192	—
Maximum balance outstanding at any month end	140,000	50,000	—
Weighted average interest rate for the year	3.14%	2.94%	—%
Weighted average interest rate at end of year	5.53%	4.93%	—%
BTFP:
Balance outstanding at end of year	$135,000	$—	$—
Average daily balance outstanding	89,510	—	—
Maximum balance outstanding at any month end	135,000	—	—
Weighted average interest rate for the year	4.70%	—%	—%
Weighted average interest rate at end of year	4.70%	—%	—%
Customer repurchase agreements:
Balance outstanding at end of year	$200,657	$196,451	$211,608
Average daily balance outstanding	191,646	215,761	185,246
Maximum balance outstanding at any month end	210,140	268,876	217,320
Weighted average interest rate for the year	1.49%	0.51%	0.31%
Weighted average interest rate at end of year	1.56%	1.00%	0.25%

Junior Subordinated Debentures. In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and had outstanding at December 31, 2023 and 2022, junior subordinated debentures totaling $44.3 million.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion and $1.8 billion at December 31, 2023 and 2022, respectively. The carrying value of securities pledged as collateral at the FHLBB was $4.3 million and $22,000 at December 31, 2023 and 2022, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2023 was $495.1 million, which was an increase of $43.8 million, or 10%, since December 31, 2022. The increase was primarily driven by the following: (1) an increase in AOCI of $24.4 million driven by an increase in the fair value of the Company's AFS debt securities of $13.6 million and the increase from reclassification of the recognized loss of $10.3 million on sale of investments, net of tax; and (2) an increase in retained earnings of $18.9 million driven by net income of $43.4 million, partially offset by dividends declared of $24.5 million for the year ended 2023.

At December 31, 2023 and 2022, the Company and the Bank exceeded all regulatory capital requirements, and the Bank met the capital ratios necessary to be considered “well capitalized” under the prompt corrective action framework. There were no changes to the Company’s or the Bank's capital ratios that occurred subsequent to December 31, 2023 that would change the Company or Bank's regulatory capital categorization.

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2023. This program replaces the 2023 program and will continue until the earlier of: (1) the authorized number of shares are repurchased, (2) the Company's Board of Directors terminates the program or (3) January 4, 2025 (12 months from the announcement of the new program). Purchases under the new program may be made at the Company's discretion from time to time in the open market, through block trades or otherwise, and in privately negotiated transactions, subject to market conditions and other factors, and in accordance with applicable legal and regulatory requirements.

Refer to “—Capital Resources” and Note 14 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the periods indicated:

	As of and For the Year Ended December 31,
	2023	2022	2021
Financial Ratios
Average equity to average assets	8.18%	8.51%	10.33%
Common equity ratio	8.66%	7.96%	9.84%
Tangible common equity ratio (non-GAAP)	7.11%	6.37%	8.22%
Dividend payout ratio	56.38%	38.76%	32.03%
Per Share Data
Book value per share	$33.99	$30.98	$36.72
Tangible book value per share (non-GAAP)	$27.42	$24.37	$30.15
Dividends declared per share	$1.68	$1.62	$1.48

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2023 and 2022, the Company's liquidity level exceeded its target. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

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

As of December 31, 2023, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash	$17,584
Unpledged investment securities	441,998
Over collateralized securities pledging position	65,877
FHLBB	664,536
Fed Discount Window	39,397
BTFP(1)	25,921
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,350,185
(1) Effective March 11, 2024, the BTFP will no longer be an available borrowing facility.

Deposits. Deposits continue to represent our primary source of funds. As of December 31, 2023, total deposits were $4.6 billion, a decrease of 5% over December 31, 2022. Total deposit contraction during 2023 was driven by the decrease in core deposits (which exclude CDs and brokered deposits) (non-GAAP) of $459.3 million, or 11%. Time deposits are generally considered to be more interest rate sensitive than other deposits and, during 2023 the Company’s CD balance increased significantly due to interest rate changes in 2023. Refer to “—Financial Condition—Deposits” for additional discussion on the Company’s deposit mix and changes in deposit balances during 2023.

The following is a summary of the scheduled maturities of CDs as of December 31, 2023:

(In thousands)	CDs
1 year or less	$564,670
> 1 year	44,833
Total	$609,503
At December 31, 2023, the Company’s brokered deposits totaled $101.9 million and was comprised of $31.0 million of brokered CDs and $70.9 million of brokered money market accounts. The Company’s brokered CDs of $31.0 million at December 31, 2023 matured in January 2024, and we simultaneously entered into a new tranche totaling $75.0 million that are scheduled to mature in twelve months. The Company has established an internal policy limiting brokered deposit to 20% of the Bank’s assets and had approximately $1.0 billion of brokered capacity as of December 31, 2023. The brokered deposit limit falls within the Bank’s total borrowed funds limit that cannot exceed 50% of the Bank’s assets.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are with the FHLBB, federal funds and customer repurchase agreements, but may also include alternative sources such as various forms of subordinated debentures. For the year ended December 31, 2023, total borrowings increased $220.4 million, or 71%, to $529.9 million at December 31, 2023.

Our practice is to secure borrowings from the FHLBB with qualified commercial and residential real estate loans, home equity loans and certain investment securities. At December 31, 2023, our total borrowing capacity with FHLBB was $664.5 million.

In May 2023, the Company borrowed $135.0 million from the BTFP for a period of one year at a fixed rate of 4.70%. The BTFP, which is secured by the Company's investment securities at par, was scheduled to mature in May 2024. In January 2024, under the terms of the program, we exercised our prepayment option without penalty and refinanced the debt and added an additional $90.0 million. In total, the Company currently has $225.0 million of borrowings under the BTFP at a rate of 4.76% scheduled to mature in January 2025.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we also have available lines of credit with the FHLBB of $9.9 million, with a correspondent bank of $85.0 million, and with the FRB Discount Window of $39.4 million as of December 31, 2023. We also believe that we have additional untapped access to the brokered deposit market and wholesale reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of December 31, 2023:

(In thousands)	Bank Term Funding Program	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$135,000	$149,950	$200,657	$—	$485,607
> 1 year	—	—	—	44,331	44,331
Total	$135,000	$149,950	$200,657	$44,331	$529,938

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of December 31, 2023, qualifying loans with a book value of $1.9 billion were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	December 31, 2023
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$14,853	$231,812	$562,826	$2,801	$812,292	20%
Commercial	5,952	97,338	77,010	370	180,670	4%
Residential real estate	244	11,132	152,985	1,235,565	1,399,926	34%
Consumer and home equity	1,974	11,860	20,005	168,259	202,098	5%
Total fixed rate	23,023	352,142	812,826	1,406,995	2,594,986	63%
Variable Rate:
Commercial real estate(2)	13,067	241,699	366,144	239,105	860,015	21%
Commercial	48,270	126,895	38,724	9,342	223,231	5%
Residential real estate	18	955	40,499	321,980	363,452	9%
Consumer and home equity	51	2,360	13,231	40,768	56,410	1%
Total variable rate	61,406	371,909	458,598	611,195	1,503,108	37%
Total loans	$84,429	$724,051	$1,271,424	$2,018,190	$4,098,094	100%
(1)    Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
(2)    Commercial real estate loans includes non-owner-occupied and owner-occupied properties.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we also manage our liquidity position through timely sales of residential mortgage loans to the secondary market. For the year ended December 31, 2023, we sold 49%, or $184.9 million, of our residential mortgage loan originations to the secondary market, which increased from 21%, or $152.7 million, for 2022.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2023 and 2022 resulted in slowing cash flows. As of December 31, 2023 and 2022, the Company's MBS and CMO debt securities portfolio totaled 91% and 87%, respectively, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. As of December 31, 2023 and 2022, $337.6 million and $277.0 million, or 54% and 40%, respectively, were designated as AFS and not pledged as collateral. As of December 31, 2023 and 2022, $200.4 million and $210.0 million, or 37% and 38%, respectively, were designated as HTM and not pledged as collateral.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of December 31, 2023:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$106,704
> 1 year	1,064,035
Total	$1,170,739
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the year ended December 31, 2023, the Company reported $43.4 million of net income, paid cash dividends of $24.5 million to shareholders and repurchased shares of its common stock for $2.0 million.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may differ materially from that estimated and disclosed within the table below. At December 31, 2023, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
(In thousands)		1 Year or Less	> 1 Year
Operating leases	$12,429	$1,370	$11,059
Finance leases	7,610	474	7,136
Other contractual obligations	10,401	10,401	—
Total	$30,440	$12,245	$18,195

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $495.1 million and $451.3 million at December 31, 2023 and December 31, 2022, respectively, which amounted to 9% and 8% of total assets, respectively. Refer to “—Financial Condition—Shareholders' Equity” for discussion regarding changes in shareholders' equity since December 31, 2022.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $24.5 million, or $1.68 per share, $23.7 million, or $1.62 per share, and $22.1 million, or $1.48 per share, for the years ended December 31, 2023, 2022 and 2021, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2023, 2022, and 2021, the Bank declared dividends payable to the Company in the amount of $22.5 million, $31.7 million, and $41.7 million, respectively. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's retained net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 14 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2023 and 2022, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as “well capitalized” under prompt corrective action provisions.

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

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. At December 31, 2023, client assets under management by Camden National Wealth Management were $1.1 billion. It is estimated that a 1% increase or decrease in client assets under management would have resulted in an annualized increase or decrease in reported 2023 income from fiduciary services of $65,000.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to internal ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming no balance sheet growth or change in composition, given a 200 basis point upward and downward shift in interest rates. Although our policy specifies a downward shift of 200 basis points, this would have resulted in negative rates as of December 31, 2021 as many deposit and funding rates were below 2.00%. In this case, a downward shift of 100 basis points was the only down scenario performed. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 100 and 200 basis points scenarios, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

As of December 31, 2023, 2022 and 2021, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth or change in composition, and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2023	2022	2021
Year 1
+200 basis points	(0.6)%	(3.9)%	0.8%
-100 basis points	N/A	N/A	(1.3)%
-200 basis points	—%	3.1%	N/A
Year 2
+200 basis points	11.4%	8.8%	5.6%
-100 basis points	N/A	N/A	(10.5)%
-200 basis points	11.5%	11.6%	N/A

The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, decay rates, pricing decisions on loans and deposits, including loan and deposit betas, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

Based upon the net interest income simulation models, in Year 1 of a rising interest rate environment the Company is slightly liability sensitive as our funding will reprice faster than assets as market rates rise over the first year and result in lower net interest income. Cash flows from investments and loans are redeployed into current market rates at higher yields than our existing portfolio, however funding cost pressures continue in the higher current rate environment and outpace asset yield expansion. In Year 2, funding cost pressures subside and asset yields continue to improve, resulting in improved net interest income compared to our Year 1 base scenario. In Year 1 of a falling interest rate environment, net interest income is expected to hold stable over the first year of the simulation as the decrease in funding costs is offset by a decrease in asset yields from accelerated loan and investment prepayments. In Year 2, the decrease in funding costs outpaces the decrease in asset yields, resulting in improved net interest income compared to our Year 1 base scenario.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2023, we had interest rate swap agreements with a total notional of $43.0 million related to our junior subordinated debentures, $100.0 million of notional interest swap agreements on variable rate loans to mitigate exposure to falling interest rates, $50.0 million of notional interest rate swap agreements on variable rate deposits to mitigate exposure to rising rates, $125.0 million of notional interest rate swap agreements on short-term fixed-rate rolling funding to mitigate exposure to rising rates, and $375.0 million of notional interest rate swap agreements to hedge fixed-rate residential mortgages using the “portfolio layer” method, and $298.1 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 12 of the consolidated financial statements for further discussion of our derivatives instruments.

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

The Company manages technology and cybersecurity risks through its internal programs, as well as through the assistance of third parties. Refer to Item 1C. Cybersecurity for further information.

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

The Company manages vendor and third party risk through its vendor management program, which includes robust due diligence and risk assessment prior to engaging a new vendor, annual review of certain vendors depending on the services provided by the vendor, and an evaluation of the risk the vendor may present to the Company through our reliance on its services.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 7A is included in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” and is incorporated into this Item 7A by reference.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2023	2022
ASSETS
Cash and due from banks	$77,649	$50,566
Interest-bearing deposits in other banks (including restricted cash)	22,155	24,861
Total cash, cash equivalents and restricted cash	99,804	75,427
Investments:
Trading securities	4,647	3,990
Available-for-sale securities, at fair value (amortized cost of $702,937 and $796,960, respectively)	625,808	695,875
Held-to-maturity securities, at amortized cost (fair value of $510,595 and $506,193, respectively)	544,931	546,583
Other investments	15,394	12,713
Total investments	1,190,780	1,259,161
Loans held for sale, at fair value (book value of $10,152 and $5,259, respectively)	10,320	5,197
Loans	4,098,094	4,010,353
Less: allowance for credit losses on loans	(36,935)	(36,922)
Net loans	4,061,159	3,973,431
Goodwill	94,697	94,697
Core deposit intangible assets	971	1,563
Bank-owned life insurance	101,501	99,142
Premises and equipment, net	35,049	36,022
Deferred tax assets	42,226	50,217
Other assets	77,999	76,993
Total assets	$5,714,506	$5,671,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$967,750	$1,141,753
Interest checking	1,553,787	1,763,850
Savings and money market	1,364,401	1,439,622
Certificates of deposit	609,503	300,451
Brokered deposits	101,919	181,253
Total deposits	4,597,360	4,826,929
Short-term borrowings	485,607	265,176
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	92,144	84,136
Total liabilities	5,219,442	5,220,572
Commitments and contingencies (Note 11)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,565,952 and 14,567,325 on December 31, 2023 and 2022, respectively	115,602	115,069
Retained earnings	481,014	462,164
Accumulated other comprehensive loss	(101,552)	(125,955)
Total shareholders’ equity	495,064	451,278
Total liabilities and shareholders’ equity	$5,714,506	$5,671,850

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2023	2022	2021
Interest Income
Interest and fees on loans	$195,379	$144,709	$125,437
Taxable interest on investments	24,267	23,339	18,869
Nontaxable interest on investments	2,927	3,096	3,001
Dividend income	1,061	531	412
Other interest income	2,612	1,113	765
Total interest income	226,246	172,788	148,484
Interest Expense
Interest on deposits	78,884	20,305	7,920
Interest on borrowings	12,949	2,649	605
Interest on subordinated debentures	2,150	2,140	2,523
Total interest expense	93,983	25,094	11,048
Net interest income	132,263	147,694	137,436
Provision (credit) for credit losses	2,100	4,500	(3,190)
Net interest income after provision (credit) for credit losses	130,163	143,194	140,626
Non-Interest Income
Debit card income	12,613	13,340	13,105
Service charges on deposit accounts	7,839	7,587	6,626
Income from fiduciary services	6,669	6,407	6,516
Brokerage and insurance commissions	4,650	4,147	3,913
Mortgage banking income, net	2,921	4,221	13,704
Bank-owned life insurance	2,349	1,901	2,364
Net loss on sale of securities	(10,310)	(912)	—
Other income	4,303	4,011	3,507
Total non-interest income	31,034	40,702	49,735
Non-Interest Expense
Salaries and employee benefits	60,009	62,019	61,007
Furniture, equipment and data processing	13,377	13,043	12,247
Net occupancy costs	7,674	7,578	7,532
Debit card expense	5,126	4,602	4,313
Consulting and professional fees	4,520	4,073	3,691
Regulatory assessments	3,413	2,338	2,074
Amortization of core deposit intangible assets	592	625	655
Other real estate owned and collection costs (recoveries), net	42	29	(101)
Other expenses	12,608	12,542	12,302
Total non-interest expense	107,361	106,849	103,720
Income before income tax expense	53,836	77,047	86,641
Income Tax Expense	10,453	15,608	17,627
Net Income	$43,383	$61,439	$69,014
Per Share Data
Basic earnings per share	$2.98	$4.18	$4.62
Diluted earnings per share	$2.97	$4.17	$4.60
Cash dividends declared per share	$1.68	$1.62	$1.48
Weighted average number of common shares outstanding	14,563,380	14,644,170	14,903,855
Diluted weighted average number of common shares outstanding	14,609,345	14,701,010	14,971,578

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Net Income	$43,383	$61,439	$69,014
Other comprehensive income (loss):
Net change in fair value on debt securities, net of tax	24,130	(130,366)	(30,483)
Net change in fair value on cash flow hedging derivatives, net of tax	205	7,670	2,847
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	68	2,970	667
Other comprehensive income (loss)	24,403	(119,726)	(26,969)
Comprehensive Income (Loss)	$67,786	$(58,287)	$42,045

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2020	14,909,097	$131,072	$377,502	$20,740	$529,314
Net income	—	—	69,014	—	69,014
Other comprehensive loss, net of tax	—	—	—	(26,969)	(26,969)
Stock-based compensation expense	—	2,381	—	—	2,381
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	48,790	(263)	—	—	(263)
Common stock repurchased	(217,931)	(10,079)	—	—	(10,079)
Cash dividends declared ($1.48 per share)	—	—	(22,104)	—	(22,104)
Balance at December 31, 2021	14,739,956	123,111	424,412	(6,229)	541,294
Net income	—	—	61,439	—	61,439
Other comprehensive loss, net of tax	—	—	—	(119,726)	(119,726)
Stock-based compensation expense	—	2,553	—	—	2,553
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	52,614	(355)	—	—	(355)
Common stock repurchased	(225,245)	(10,240)	—	—	(10,240)
Cash dividends declared ($1.62 per share)	—	—	(23,687)	—	(23,687)
Balance at December 31, 2022	14,567,325	115,069	462,164	(125,955)	451,278
Net income	—	—	43,383	—	43,383
Other comprehensive income, net of tax	—	—	—	24,403	24,403
Stock-based compensation expense	—	2,793	—	—	2,793
Issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	64,319	(260)	—	—	(260)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($1.68 per share)	—	—	(24,533)	—	(24,533)
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities
Net income	$43,383	$61,439	$69,014
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(189,701)	(152,170)	(436,740)
Proceeds from the sale of mortgage loans	186,457	156,100	484,718
Gain on sale of mortgage loans, net of origination costs	(1,649)	(3,403)	(13,265)
Provision (credit) for credit losses	2,100	4,500	(3,190)
Depreciation and amortization expense	3,371	3,490	3,708
Investment securities amortization and accretion, net	2,312	3,831	6,722
Stock-based compensation expense	2,793	2,553	2,381
Amortization of core deposit intangible assets	592	625	655
Purchase accounting accretion, net	(145)	(280)	(699)
Net decrease in derivative collateral posted to counterparties	—	30,690	26,760
Net increase (decrease) in derivative collateral received from counterparties	10,040	1,140	(60)
Net gain on sale of premises and equipment	—	(204)	—
Net loss on sale of investment securities	10,310	912	—
Deferred income tax expense (benefit)	1,307	1,785	(637)
(Increase) decrease in other assets	(9,193)	(4,063)	3,306
Increase (decrease) in other liabilities	5,531	(1,762)	43
Net cash provided by operating activities	67,508	105,183	142,716
Investing Activities
Proceeds from sales of available-for-sale debt securities	126,766	36,280	—
Proceeds from maturities of securities available-for-sale	73,296	174,497	321,625
Purchase of available-for-sale debt securities	(116,147)	(95,421)	(758,847)
Proceeds from maturities of held-to-maturity securities	25,065	22,896	—
Purchase of held-to-maturity securities	(20,981)	(42,748)	—
Net increase in loans	(89,726)	(579,363)	(211,745)
Purchase of Federal Home Loan Bank stock	(31,211)	(43,928)	(68)
Proceeds from sale of Federal Home Loan Bank	28,531	41,495	1,329
Purchase of premises and equipment	(2,622)	(2,183)	(1,852)
Proceeds from the sale of premises and equipment	—	466	—
Proceeds from sale of other real estate owned	—	287	465
Net cash used in investing activities	(7,029)	(487,722)	(649,093)
Financing Activities
Net (decrease) increase in deposits	(229,569)	218,040	603,645
Net proceeds from borrowings less than 90 days	85,431	53,568	49,169
Proceeds from Bank Term Funding Program	135,000	—	—
Repayments of Federal Home Loan Bank long-term advances	—	—	(25,000)
Repayment of subordinated debt	—	—	(15,000)
Common stock repurchases	(2,000)	(10,240)	(10,090)
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(260)	(355)	(263)
Cash dividends paid on common stock	(24,536)	(23,512)	(21,081)
Finance lease payments	(168)	(160)	(152)
Net cash (used in) provided by financing activities	(36,102)	237,341	581,228
Net increase (decrease) in cash, cash equivalents and restricted cash	24,377	(145,198)	74,851
Cash, cash equivalents and restricted cash at beginning of year	75,427	220,625	145,774
Cash, cash equivalents and restricted cash at end of year	$99,804	$75,427	$220,625
Supplemental information
Interest paid	$92,353	$24,547	$11,192
Income taxes paid	11,147	13,237	18,502
Transfer from available-for-sale securities to held-to-maturity securities (Note 2)	—	520,335	—
Cash dividends declared, not paid	6,131	6,134	5,959
Change in fair value hedges presented within residential real estate loans and other assets	968	—	—
Transfer from premises to other real estate owned	—	—	204
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

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	LGD:	Loss given default
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
BOLI:	Bank-owned life insurance	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	N.M.:	Not meaningful
CD:	Certificate of deposits	OCC:	Office of the Comptroller of the Currency
CECL:	Current Expected Credit Losses	OCI:	Other comprehensive income (loss)
Company:	Camden National Corporation	OREO:	Other real estate owned
CMO:	Collateralized mortgage obligation	PD:	Probability of default
CUSIP:	Committee on Uniform Securities Identification Procedures	ROU:	Right-of-use
DCRP:	Defined Contribution Retirement Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FASB:	Financial Accounting Standards Board	SERP:	Supplemental executive retirement plans
FDIC:	Federal Deposit Insurance Corporation	SOFR:	Secured Overnight Financing Rate
FHLBB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructured loan
FHLMC:	Federal Home Loan Mortgage Corporation	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
FRBB:	Federal Reserve Bank of Boston

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and the Bank (which includes the consolidated accounts of Healthcare Professional Funding Corporation (“HPFC”) and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA and UBCT. These entities are unconsolidated subsidiaries of the Company.

Use of Estimates.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are particularly critical and are susceptible to significant near-term change, such as the allowance for credit losses (“ACL”), including the allowance for loan losses, off-balance sheet credit exposures, and AFS and HTM debt securities; the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets; accounting for income taxes; and postretirement benefits.

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2023 for potential recognition or disclosure and has disclosed such events and transactions in Note 2, Note 9 and Note 14 of the consolidated financial statements.

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

As of December 31, 2023 and 2022, there was no allowance carried on the Company's AFS debt securities nor were there any permanent write-offs for the years ended December 31, 2023, 2022, or 2021. Refer to Note 2 of the consolidated financial statements for further discussion.

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

ACL on Loans. The ACL on loans is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost, which is comprised of the unpaid principal balance of the loan, net deferred loan fees (costs), acquired premium (discount), and any write-downs previously taken on the loan.

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

Effective January 1, 2023, the Company adopted prospectively ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 provided guidance that eliminated the recognition and measurement of TDRs. Following the adoption of this guidance, the Company evaluates all loan modifications made to borrowers experiencing financial difficulty according to the accounting guidance for loan refinancing and restructuring to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. All loans previously recognized as a TDR will continue to be classified as such until the loan is paid off. Refer to Note 3 of the consolidated financial statements for further discussion.

The ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics (i.e. “segments”). The Company utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment or it does not have default and loss data that covers a full economic cycle. In 2023 the Company made a policy election to apply a 100% PD for any loan that meets it’s definition of default, which is defined as loans in non-accrual, loans partially charge-off or loans past due for more than 90 days. The impact to the ACL at December 31, 2023 was not material to the Company’s consolidated financial statements.

As of December 31, 2023 and 2022, the primary macroeconomic drivers used within the discounted cash flow model included forecasts of Maine Unemployment, changes in Maine and National GDP, and changes in the Maine Housing Price Index. Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter) to determine if or that they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

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

Certain loans greater than $500,000 are individually evaluated for estimated credit losses, including those (i) are on non-accrual, (ii) a modified loan to a borrower experiencing financial difficulty to be disclosed under ASU 2022-02, or (iii) that have other unique characteristics differing from the segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

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

The Company completed its testing for impairment of goodwill for the years ended December 31, 2023, 2022 and 2021 and concluded goodwill was not impaired. Refer to Note 4 of the consolidated financial statements for further details.

Core deposit intangible assets represents the estimated value of acquired customer relationships and is amortized on a straight-line basis over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value. For the years ended December 31, 2023, 2022 and 2021, there were no events or changes in circumstances that indicated the carrying amount may not be recoverable.

BOLI.  BOLI represents the cash surrender value of life insurance policies on the lives of certain active and retired employees where the Company is the beneficiary and is recorded as an asset on the consolidated statements of condition. Increases in the cash surrender values of the policies, as well as death benefits received, net of any cash surrender value, are recorded in non-interest income on the consolidated statements of income, and are not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 10% of Tier 1 capital plus the allowable ACL (as defined for regulatory purposes) and the total cash surrender value of life insurance policies is limited to 25% of Tier 1 capital plus the allowable ACL.

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

Long-lived assets, including premises and equipment and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value. No impairment losses were recognized in 2023, 2022, or 2021.

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

OREO.  OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL on loans upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2023 and 2022, the Company did not have any OREO properties carried on its consolidated statements of condition.

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

Short-Term and Long-Term Borrowings. Short-term borrowings are those that upon origination are scheduled to mature in one year or less. The Company's short-term borrowings may include, but are not limited to, FHLBB overnight and FHLBB advances, customer repurchase agreements, federal funds purchased, and line of credit advances.

Long-term borrowings are those that upon origination are scheduled to mature over a period greater than one year. The Company's long-term borrowings may include, but are not limited to, FHLBB advances, subordinated debentures, and wholesale repurchase agreements.

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

The Company assesses quarterly whether or not a valuation allowance on its deferred tax assets is necessary. If it is more- likely-than-not that the Company will not be able to realize the benefit of the deferred tax assets, then a valuation allowance is established on the deferred tax asset not expected to be realized. At December 31, 2023 and 2022, the Company did not carry a valuation allowance on its deferred tax assets.

The Company accounts for its windfall tax benefits and shortfalls within income tax expense on the consolidated statements of income as a discrete period item in the period generated.

Renewable Energy Tax Credits. The Company adopted ASU 2023-02 during the year ended December 31, 2023 and has elected to account for its qualified investments in tax credit generating solar tax projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net investment benefit as a component of income tax expense. For the year ended December 31, 2023 the Company did not recognize any income tax credits or income tax benefits in its consolidated financial statements.

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

Unvested share-based payment awards which include the right to receive non-forfeitable dividends are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Restricted share grants and management stock purchase grants awarded under the 2012 and 2022 Equity and Incentive Plans, are considered participating securities for this purpose. Accordingly, the Company is required to calculate basic and diluted EPS using the two-class method. The calculation of EPS using the two-class method (i) excludes any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) excludes the dilutive impact of the participating securities from the denominator.

Postretirement Plans.  The Company sponsors various retirement plans for current and former employees, including a SERP for certain retired officers of the Company and a postretirement health care and life insurance plan to certain eligible retired employees. The SERP and postretirement benefit plans are unfunded and have no plan assets, and the Company has recorded a liability on the consolidated statements of condition.

For the SERP, benefit obligations are estimated using the projected unit credit method. Under this method, each participant's benefits are attributed to years of service, taking into consideration future salary increases and the SERP's benefit allocation formula. Thus, the estimated total pension to which each participant is entitled to at retirement is broken down into units, each associated with a year of past credited service. For the SERP, an individual's estimated attributed benefit for valuation purposes related to a particular separation date is the benefit described under the SERP based on credited service as of the measurement date, but determined using the projected salary that would be used in the calculation estimate of the benefit on the expected separation date.

The Company has obligations with various retired employees related to certain postretirement benefits. The obligations are based on the employee's date of hire and years of service through retirement, with the associated cost recognized over the requisite service period. Under the plan, the postretirement benefit amount the Company will pay for any given year for an individual is capped. The accrual methodology results in an accrued amount at the full eligibility date equal to the then present value of all of the future benefits expected to be paid.

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

Recent Accounting Pronouncements:

The following provides a brief description of recent accounting pronouncements that were adopted by the Company during the year ended December 31, 2023:

ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The FASB issued ASU 2023-02 to allow entities to be able to consistently account for equity investments that are made primarily for the purpose of receiving income tax credits and other income tax benefits. The Company early adopted ASU 2023-02, effective January 1, 2023, on a modified retrospective basis, to account for an initial investment in a tax credit generating renewable energy project. The adoption did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2023.

ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The FASB issued ASU 2022-02 to provide new guidance on TDRs and write-offs for entities that have adopted ASU 2016-13. The Company adopted ASU 2022-02 effective January 1, 2023, on a prospective basis. The adoption did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2023.

ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). The FASB issued ASU 2022-01 to amend ASU 2017-12, which was adopted by the Company in 2018. This amendment renames the "last-of-layer" method to the "portfolio layer" method, permits non-repayable financial assets to be included in a closed portfolio hedged using the portfolio layer method, and provides additional guidance for entities that apply the portfolio layer method of hedge accounting in accordance with Topic 815. The Company elected to adopt ASU 2022-01, as amended, effective January 1, 2023, on a prospective basis. The adoption did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2023.

The following provides a brief description of recently issued accounting pronouncements that have not yet been adopted by the Company:

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s consolidated financial statements.

NOTE 2 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of December 31, 2023 and 2022, the fair value of the Company's trading securities were $4.6 million and $4.0 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of AFS debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$6,429	$1	$(44)	$6,386
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	525,439	630	(65,978)	460,091
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	149,387	1,161	(9,537)	141,011
Subordinated corporate bonds	21,682	1	(3,363)	18,320
Total AFS debt securities	$702,937	$1,793	$(78,922)	$625,808
December 31, 2022
Obligations of states and political subdivisions	$49,678	$11	$(463)	$49,226
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	598,845	131	(84,957)	514,019
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	122,760	—	(13,413)	109,347
Subordinated corporate bonds	25,677	3	(2,397)	23,283
Total AFS debt securities	$796,960	$145	$(101,230)	$695,875

As of December 31, 2023 and 2022, there was no allowance carried on AFS debt securities.

In June of 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of income. At December 31, 2023 and 2022, the net unrealized losses on the transferred securities reported within AOCI were $46.9 million and $52.2 million, respectively, net of a deferred tax asset of $12.8 million and $14.3 million, respectively.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at December 31, 2023 and December 31, 2022 were $60.5 million and $79.4 million, respectively, and were net of a deferred tax asset of $16.6 million and $21.7 million, respectively.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Proceeds from sales	$126,766	$36,280	$—
Gross realized gains	—	13	—
Gross realized losses	(10,310)	(925)	—

The following table presents AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Obligations of states and political subdivisions	6	$2,345	$(6)	$1,437	$(38)	$3,782	$(44)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	145	13,474	(23)	407,200	(65,955)	420,674	(65,978)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	43	19,620	(45)	62,869	(9,492)	82,489	(9,537)
Subordinated corporate bonds	11	—	—	17,319	(3,363)	17,319	(3,363)
Total AFS debt securities	205	$35,439	$(74)	$488,825	$(78,848)	$524,264	$(78,922)
December 31, 2022
Obligations of states and political subdivisions	83	$42,276	$(463)	$—	$—	$42,276	$(463)
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	175	118,290	(11,521)	381,355	(73,436)	499,645	(84,957)
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	64	47,340	(4,589)	62,007	(8,824)	109,347	(13,413)
Subordinated corporate bonds	13	7,687	(384)	14,593	(2,013)	22,280	(2,397)
Total AFS debt securities	335	$215,593	$(16,957)	$457,955	$(84,273)	$673,548	$(101,230)

As of December 31, 2023 and 2022, the unrealized losses on AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Obligations of states and political subdivision are comprised solely of high credit quality (rated A- of higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

At December 31, 2023 and 2022, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.7 million and $1.9 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity are shown in the table below as of December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000
Due after one year through five years	10,835	9,997
Due after five years through ten years	16,276	13,709
Due after ten years	—	—
Subtotal	28,111	24,706
Mortgage-related securities	674,826	601,102
Total	$702,937	$625,808

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
Obligations of U.S. government-sponsored enterprises	$7,593	$—	$(528)	$7,065
Obligations of states and political subdivisions	56,262	1,242	(731)	56,773
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	304,850	—	(21,623)	283,227
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	157,118	515	(13,497)	144,136
Subordinated corporate bonds	19,108	1,377	(1,091)	19,394
Total HTM debt securities	$544,931	$3,134	$(37,470)	$510,595
December 31, 2022
Obligations of U.S. government-sponsored enterprises	$7,457	$—	$(777)	$6,680
Obligations of states and political subdivisions	55,978	431	(1,610)	54,799
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	317,406	—	(24,766)	292,640
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	145,069	—	(13,724)	131,345
Subordinated corporate bonds	20,673	332	(276)	20,729
Total HTM debt securities	$546,583	$763	$(41,153)	$506,193
(1)    Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities as of December 31, 2023 and 2022 as follows: (1) $992,000 and $1.1 million, respectively, in obligations of U.S. government-sponsored enterprises; (2) $5.6 million and $6.1 million, respectively, in obligations of state and political subdivisions; (3) $34.6 million and $38.4 million, respectively, in mortgage-backed securities; (4) $18.4 million and $20.7 million, respectively, in collateralized mortgage obligations; and (5) $85,000 and $117,000, respectively in subordinated corporate bonds.

For the year ended December 31, 2023, the Company recorded a provision for credit losses on its HTM debt securities portfolio of $1.8 million for the full write-off of a Signature Bank corporate bond due to Signature Bank’s failure in March 2023. The Company did not previously carry any ACL on the bond. In addition to the write-off of the Signature Bank corporate bond, the Company wrote-off accrued interest totaling $8,000 associated with the Signature Bank corporate bond and recorded a reversal of interest income on the consolidated statements of income for the year ended December 31, 2023. The Company did not record any provisions for credit losses on its HTM debt securities nor write-off any accrued interest for the years ended December 31, 2022 or 2021.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

The Company evaluated its HTM debt securities with an amortized cost as of December 31, 2023 and 2022 and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The following table presents the activity in the ACL on HTM debt securities, as reported under CECL, for the periods indicated:

	December 31,
(In thousands)	2023	2022
Beginning balance	$—	$—
HTM debt securities charged-off	(1,838)	—
Provision for HTM debt securities	1,838	—
Ending balance	$—	$—

Subsequent to December 31, 2023, the Company sold the HTM debt security that was previously charged off in 2023 and received proceeds of $910,000 that will be recorded as a recovery and a credit to the provision for HTM debt securities in the first quarter of 2024.

As of December 31, 2023 and 2022, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the years ended December 31, 2023, 2022, and 2021. At December 31, 2023 and 2022, total accrued interest receivable on HTM debt securities was $1.7 million and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity are shown in the table below as of December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$502	$498
Due after one year through five years	1,790	1,818
Due after five years through ten years	35,975	35,840
Due after ten years	44,696	45,076
Subtotal	82,963	83,232
Mortgage-related securities	461,968	427,363
Total	$544,931	$510,595

AFS and HTM Debt Securities Pledged

At December 31, 2023 and 2022, AFS and HTM debt securities with an amortized cost of $675.5 million and $821.9 million, respectively, and estimated fair values of $607.9 million and $726.5 million, respectively, were pledged to secure FHLBB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	December 31, 2023	December 31, 2022
FHLBB	$10,020	$7,339
FRB	5,374	5,374
Total	$15,394	$12,713

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2023	2022
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,370,446	$1,292,443
Commercial real estate - owner-occupied	301,860	332,494
Commercial	403,901	430,131
Total commercial loans	2,076,207	2,055,068
Retail Loans:
Residential real estate	1,763,378	1,700,266
Home equity	240,341	234,428
Consumer	18,168	20,591
Total retail loans	2,021,887	1,955,285
Total loans	$4,098,094	$4,010,353

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2023	2022
Net unamortized fair value mark discount on acquired loans	$(168)	$(313)
Net unamortized loan origination costs	7,113	6,890
Total	$6,945	$6,577

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

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2023 and 2022, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2023 and 2022, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

ACL on Loans. The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Loans charged-off	—	(58)	(1,560)	(18)	—	(91)	(1,727)
Recoveries	19	—	471	44	1	31	566
(Credit) provision for loan losses	(734)	(14)	512	1,139	(9)	280	1,174
Ending balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
At or For the Year Ended December 31, 2022
Beginning balance, December 31, 2021	$18,834	$2,539	$4,202	$6,133	$1,469	$79	$33,256
Loans charged-off	—	—	(1,042)	(66)	—	(134)	(1,242)
Recoveries	3	2	379	—	87	7	478
(Credit) provision for loan losses	(1,541)	(179)	1,907	3,022	669	552	4,430
Ending balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922

The ACL on loans at December 31, 2023 and 2022, was $36.9 million at each date. In the fourth quarter of 2023 and 2022, the Company completed its annual assessment of significant model inputs and assumptions within its discounted cash flow analysis used for estimating its ACL on loans as of December 31, 2023, and determined there were no material changes to the methodology.

The significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:
•Macroeconomic (loss) drivers: As of December 31, 2023 and 2022, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in Maine GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in Maine GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National GDP.
•Reasonable and Supportable Forecast Period: As of December 31, 2023 and 2022, the ACL on loans estimate used a reasonable and supportable forecast period of two years and one year, respectively.

•Reversion Period: As of December 31, 2023 and 2022, the ACL on loans estimate used a reversion period of two years and one year, respectively.
•Prepayment Speeds: As of December 31, 2023 and 2022, the estimated prepayment speed for each loan segment continued to be derived used internally-sourced prepayment data. In 2023, the Company decreased the prepayment speeds for the residential and commercial real estate non-owner-occupied and owner-occupied segments to align with current market conditions.
•Qualitative Factors: As of December 31, 2023 and 2022, the ACL on loans estimate incorporated various qualitative factors into the calculation.

Credit Concentrations. The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. As of December 31, 2023, the Company's total exposure to the lessors of nonresidential buildings' industry and lessors of residential buildings’ industry were 13% and 11% of total loans, respectively, and 33% and 28% of total commercial real estate loans, respectively. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2023.

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

The Company periodically reassesses asset quality indicators to reflect appropriately the risk composition of the Company’s loan portfolio. Home equity and consumer loans are not individually risk rated, but rather analyzed as groups taking into account delinquency rates and other economic conditions which may affect the ability of borrowers to meet debt service requirements, including interest rates and energy costs. Performing loans include loans that are current and loans that are past due less than 90 days. Loans that are past due over 90 days and non-accrual loans, are considered non-performing.

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of the periods indicated:

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$103,012	$364,777	$296,152	$146,707	$116,777	$320,101	$—	$—	$1,347,526
Special mention (Grade 7)	7,997	—	—	350	33	3,597	—	—	11,977
Substandard (Grade 8)	747	450	—	2,287	114	7,345	—	—	10,943
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$111,756	$365,227	$296,152	$149,344	$116,924	$331,043	$—	$—	$1,370,446
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$26,902	$53,550	$76,575	$24,608	$18,728	$89,133	$—	$—	$289,496
Special mention (Grade 7)	—	—	2,355	—	—	141	—	—	2,496
Substandard (Grade 8)	—	402	320	—	—	9,146	—	—	9,868
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$26,902	$53,952	$79,250	$24,608	$18,728	$98,420	$—	$—	$301,860
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$58	$—	$—	$58
Commercial
Risk rating:
Pass (Grades 1-6)	$41,871	$54,323	$56,102	$24,338	$25,620	$35,442	$119,119	$36,895	$393,710
Special mention (Grade 7)	45	—	152	195	—	101	660	5	1,158
Substandard (Grade 8)	248	588	296	769	955	1,354	2,415	2,408	9,033
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$42,164	$54,911	$56,550	$25,302	$26,575	$36,897	$122,194	$39,308	$403,901
Gross charge-offs for the year ended	$—	$68	$137	$31	$20	$1,075	$82	$147	$1,560
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$160,315	$539,835	$540,980	$220,943	$70,917	$226,126	$370	$386	$1,759,872
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	963	—	89	2,454	—	—	3,506
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$160,315	$539,835	$541,943	$220,943	$71,006	$228,580	$370	$386	$1,763,378
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating:
Performing	$15,976	$23,104	$547	$324	$4,124	$12,686	$169,416	$13,405	$239,582
Non-performing	—	—	—	—	—	11	527	221	759
Total home equity	$15,976	$23,104	$547	$324	$4,124	$12,697	$169,943	$13,626	$240,341
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$5,525	$4,908	$2,068	$815	$345	$2,279	$2,191	$—	$18,131
Non-performing	—	—	5	—	—	32	—	—	37
Total consumer	$5,525	$4,908	$2,073	$815	$345	$2,311	$2,191	$—	$18,168
Gross charge-offs for the year ended	$2	$19	$31	$14	$8	$4	$13	$—	$91

(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2022
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$339,171	$287,749	$160,621	$125,029	$108,823	$242,024	$—	$—	$1,263,417
Special mention (Grade 7)	—	167	364	259	75	321	—	—	1,186
Substandard (Grade 8)	—	127	1,306	203	7,798	18,406	—	—	27,840
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$339,171	$288,043	$162,291	$125,491	$116,696	$260,751	$—	$—	$1,292,443
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$60,127	$80,781	$28,378	$23,381	$39,554	$70,568	$—	$—	$302,789
Special mention (Grade 7)	—	2,053	—	19,992	—	411	—	—	22,456
Substandard (Grade 8)	17	—	—	—	3,266	3,966	—	—	7,249
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$60,144	$82,834	$28,378	$43,373	$42,820	$74,945	$—	$—	$332,494
Commercial
Risk rating:
Pass (Grades 1-6)	$73,537	$70,110	$32,272	$33,491	$22,271	$26,245	$135,157	$30,191	$423,274
Special mention (Grade 7)	—	—	93	141	70	189	1,196	12	1,701
Substandard (Grade 8)	149	52	133	216	846	1,524	50	2,186	5,156
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$73,686	$70,162	$32,498	$33,848	$23,187	$27,958	$136,403	$32,389	$430,131
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$533,035	$579,216	$244,691	$79,492	$50,214	$210,262	$340	$—	$1,697,250
Special mention (Grade 7)	—	—	—	—	—	23	—	—	23
Substandard (Grade 8)	—	—	—	—	163	2,830	—	—	2,993
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$533,035	$579,216	$244,691	$79,492	$50,377	$213,115	$340	$—	$1,700,266
Home equity
Risk rating:
Performing	$26,712	$693	$341	$4,842	$7,730	$8,551	$173,338	$11,735	$233,942
Non-performing	—	—	—	—	—	27	377	82	486
Total home equity	$26,712	$693	$341	$4,842	$7,730	$8,578	$173,715	$11,817	$234,428
Consumer
Risk rating:
Performing	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$8,009	$3,816	$1,702	$1,188	$345	$2,462	$3,069	$—	$20,591

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
December 31, 2023:
Commercial real estate - non-owner-occupied	$44	$41	$184	$269	$1,370,177	$1,370,446	$—
Commercial real estate - owner-occupied	655	—	—	655	301,205	301,860	—
Commercial	1,153	1,199	1,155	3,507	400,394	403,901	—
Residential real estate	1,317	322	1,094	2,733	1,760,645	1,763,378	—
Home equity	521	451	301	1,273	239,068	240,341	—
Consumer	85	8	5	98	18,070	18,168	—
Total	$3,775	$2,021	$2,739	$8,535	$4,089,559	$4,098,094	$—
December 31, 2022:
Commercial real estate - non-owner-occupied	$267	$—	$11	$278	$1,292,165	$1,292,443	$—
Commercial real estate - owner-occupied	55	—	47	102	332,392	332,494	—
Commercial	667	134	640	1,441	428,690	430,131	—
Residential real estate	852	186	524	1,562	1,698,704	1,700,266	—
Home equity	357	—	171	528	233,900	234,428	—
Consumer	23	11	—	34	20,557	20,591	—
Total	$2,221	$331	$1,393	$3,945	$4,006,408	$4,010,353	$—

The following table presents the amortized cost basis of loans on non-accrual status (including non-accruing TDRs) by portfolio segment as of the dates indicated:

	December 31,
	2023			2022
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$261	$—	$261	$—	$11	$11
Commercial real estate - owner-occupied	125	—	125	—	46	46
Commercial	1,725	—	1,725	415	300	715
Residential real estate	2,541	—	2,541	1,314	419	1,733
Home equity	759	—	759	421	65	486
Consumer	37	—	37	—	—	—
Total	$5,448	$—	$5,448	$2,150	$841	$2,991

The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	December 31, 2023		December 31, 2022
	Collateral Type	Total Collateral -Dependent Non-Accrual Loans	Collateral Type	Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate		Real Estate
Commercial real estate - non-owner-occupied	$4,494	$4,494	$—	$—
Commercial	671	671	—	—
Residential real estate	—	—	387	387
Total	$5,165	$5,165	$387	$387

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2023, 2022, and 2021 is estimated to have been $131,000, $145,000, and $256,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $12.7 million and $10.3 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company prospectively evaluates all loan modifications in accordance with ASU 2022-02 and no longer evaluates loan modifications for consideration of TDR accounting. Under ASU 2022-02, a loan previously assessed under the TDR criteria is now evaluated to consider whether the loan represents a new loan or a continuation of an existing loan. Refer to Note 1 of the consolidated financial statements for further discussion of the Company's accounting recently adopted policy for the TDRs

The Company offers several types of loans and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. For the year ended December 31, 2023, the Company modified one loan that qualified as a modified loan under ASU 2022-02.

The following table presents the amortized cost basis of loans, by class and by type of modification, that were both experiencing financial difficulty and modified during the year ended December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable as of December 31, 2023, is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total % of Portfolio
Commercial real estate - non-owner-occupied	$—	$—	$4,494	$—	$—	$—	0.3%
Total	$—	$—	$4,494	$—	$—	$—	0.1%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Years)
Commercial real estate - non-owner-occupied	$—	—%	1.3

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. As of December 31, 2023, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At December 31, 2023 and 2022, the Company had $1.1 million and $481,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

At December 31, 2023 and 2022, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the years ended December 31, 2023 or 2022.

The Company performs its annual goodwill impairment assessment as of November 30th, and at interim periods if indicators of potential impairment exist.

The Company completed its annual goodwill impairment test as of November 30, 2023, 2022 and 2021 and determined goodwill was not impaired.

Core Deposit Intangible Assets

The gross carrying amount and accumulated amortization of core deposit intangible assets were as follows at the periods indicated:

	December 31,
	2023			2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$6,451	$(5,480)	$971	$6,451	$(4,888)	$1,563

For the years ended December 31, 2023, 2022 and 2021, the Company recorded amortization expense of $592,000, $625,000 and $655,000, respectively.

The following table reflects the amortization expense for core deposit intangible assets over the period of economic benefit, which is estimated to be fully realized by December 31, 2025:

(In thousands)	Core Deposit Intangible Assets
2024	556
2025	415
Total	$971

NOTE 5 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2023	2022
Buildings and leasehold improvements	$47,566	$46,670
Furniture, fixtures and equipment	19,120	20,036
Land and land improvements	9,320	9,275
Total cost	76,006	75,981
Accumulated depreciation and amortization	(40,957)	(39,959)
Premises and equipment, net	$35,049	$36,022

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For the Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2023	2022	2021
Furniture and equipment	Furniture, equipment and data processing	$1,514	$1,796	$1,994
Premises	Net occupancy costs	1,618	1,560	1,623
Software	Furniture, equipment and data processing	239	134	91
Total		$3,371	$3,490	$3,708

There were no gains or losses from the sale of premises and equipment for the years ended December 31, 2023 or 2021. During 2022, the Company sold one building and recognized a gain of $204,000.

At December 31, 2023 and 2022, the Company had capitalized cloud computing software costs of $2.8 million and $2.5 million, respectively, and related accumulated depreciation expense of $2.2 million for both years, and was presented within other assets on the consolidated statements of condition, refer to Note 1 for further information.

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

The following ROU assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition as of the dates indicated:

		December 31,
		2023			2022
(In thousands)	Consolidated Statements of Condition Line Item	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
ROU assets	Other Assets	$11,497	$4,252	$15,749	$12,324	$4,485	$16,809
Lease liabilities	Other Liabilities	9,978	4,449	14,427	10,718	4,616	15,334

    In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease cost(1)	$1,531	$1,488	$1,474
Finance lease cost:
Amortization of ROU assets	233	233	233
Interest on lease liabilities(2)	147	150	154
Total finance lease cost	380	383	387
Total lease cost(3)	$1,911	$1,871	$1,861
(1)    Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2)    Includes immaterial variable lease costs.
(3)    Reported within net occupancy costs on the consolidated statements of income.

Supplemental cash flow information and non-cash activity related to leases was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,387	$1,391	$1,355
Operating cash flows from finance leases	144	149	154
Financing cash flows from finance leases	168	160	152
ROU assets obtained in exchange for new lease obligations:
Operating leases	$165	$764	$106
Finance leases	—	—	—

Supplemental information related to leases was as follows as of the dates indicated:

	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	13.2 years	13.9 years
Finance leases	25.3 years	25.8 years
Weighted average discount rate:
Operating leases	3.41%	3.44%
Finance leases	3.45%	3.44%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2023:

(In thousands)	Operating Leases	Finance Leases
2024	$1,370	$314
2025	1,180	317
2026	1,104	236
2027	1,020	211
2028	771	214
Thereafter	6,984	5,518
Total minimum lease payments	12,429	6,810
Less: amount representing interest(1)	2,451	2,361
Present value of net minimum lease payments(2)	$9,978	$4,449
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.
(2)     Reflects the liability reported within other liabilities on the consolidated statements of condition.

NOTE 7 – MORTGAGE BANKING

Loans Sold

For the years ended December 31, 2023, 2022 and 2021, the Company sold $184.8 million, $152.7 million and $471.5 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $1.6 million, $3.4 million, and $13.3 million, respectively.

Loans Held for Sale

At December 31, 2023 and 2022, the Company had identified and designated loans with an unpaid principal balance of $10.2 million and $5.3 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2023 and 2022, the unrealized gain (loss) recorded was $168,000 and ($62,000), respectively. The unrealized gain or loss on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 was the change in unrealized gains (losses) on loans held for sale of $231,000, ($91,000) and ($1.0) million, respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a “best-efforts” basis. For the years ended December 31, 2023, 2022 and 2021, net unrealized (losses) gains from the change in fair value on its forward delivery commitments were ($195,000), $140,000, and ($35,000), respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2023 and 2022, the Company's unpaid principal balances on its servicing assets were $365.9 million and $389.4 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded servicing fee income for its servicing assets of $1.2 million, $1.2 million and $1.3 million, respectively, which was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2023 and 2022 was $2.3 million and $2.5 million, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2023 and 2022, the prepayment assumption used within the valuation model was 7.5% for both years, and the discount rate was 10.2% and 9.6%, respectively. At December 31, 2023, the estimated effect of a 10% and 20% increase to the prepayment assumption was a decrease of $118,000 and $229,000, respectively, to the valuation of the servicing assets. At December 31, 2023, the estimated effect of a 100 and 200 basis point increase to the discount rate assumption was a decrease of $163,000 and $314,000, respectively, to the valuation of the servicing assets. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As of and For the Year Ended December 31,
(In thousands)	2023	2022	2021
Servicing Assets:
Balance at beginning of year	$2,458	$2,470	$2,196
Capitalized servicing right fees upon sale(1)	202	370	790
Amortization charged against mortgage servicing fee income(2)	(386)	(382)	(515)
Valuation adjustment	—	—	(1)
Balance at end of year	$2,274	$2,458	$2,470
Valuation Allowance:
Balance at beginning of year	$—	$(1)	$(27)
Decrease in impairment reserve	—	1	26
Balance at end of year	$—	$—	$(1)
Fair value, beginning of year	$4,412	$3,310	$2,447
Fair value, end of year	$4,124	$4,412	$3,310
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

As a lender and servicer of Federal Housing Authority (“FHA”) loans, the Bank is required to maintain a minimum net worth of $1.0 million plus 1.0% of total FHA loans exceeding $25.0 million (“minimum net worth required”) and maintain liquid assets equal to at least 20.0% of its minimum net worth required.

The Bank is required to maintain a minimum net worth of $2.5 million plus 25 basis points of the unpaid principal balance of serviced loans and must meet the minimum regulatory capital requirement to be classified as “well capitalized” by both the Federal National Mortgage Association (“FNMA”) and FHLMC.

Should the Bank fail to maintain the net worth and liquidity requirements above, the secondary market investor may take remedial action and the Company may lose the right to service the loans, which may result in an impairment of its servicing assets and/or loss of revenue.

At December 31, 2023 and 2022, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 14 for further details of the Company and Bank's regulatory capital requirements at December 31, 2023 and 2022.

NOTE 8 – DEPOSITS

The following is a summary of the scheduled maturities of time deposits (i.e. CDs) as of the dates indicated:

	December 31,
(In thousands)	2023	2022
1 year or less	$564,670	$206,621
Over 1 year to 2 years	24,970	59,571
Over 2 years to 3 years	10,382	18,047
Over 3 years to 4 years	4,565	9,066
Over 4 years to 5 years	3,144	5,211
Over 5 years	1,772	1,935
Total	$609,503	$300,451

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $170.2 million and $84.5 million at December 31, 2023 and 2022, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $166.0 million and $378.1 million at December 31, 2023 and 2022, respectively.

The amount of overdraft deposits that were reclassified as loans at December 31, 2023 and 2022 was $938,000 and $723,000, respectively.

At December 31, 2023 and 2022, the Company, in the normal course of business, had deposits from certain officers, directors and their associated companies totaling $60.4 million and $62.7 million, respectively.

NOTE 9 – BORROWINGS

The following table summarizes the Company's short-term borrowings and junior subordinated debentures as presented on the consolidated statements of condition for the dates indicated. At December 31, 2023 and 2022, the Company did not have any long-term borrowings.

	December 31, 2023		Contractual Maturity						December 31, 2022
(Dollars in thousands)	Outstanding Balance	Weighted Average Contractual Rate	2024	2025	2026	2027	2028	Thereafter	Outstanding Balance	Weighted Average Contractual Rate
Short-Term Borrowings:
Customer repurchase agreements(1)	$200,657	1.56%	$200,657	$—	$—	$—	$—	$—	$196,451	1.00%
FHLBB and correspondent bank overnight borrowings(2)	149,950	5.53%	149,950	—	—	—	—	—	68,725	4.78%
Bank term funding program	135,000	4.70%	135,000	—	—	—	—	—	—	—%
Total short-term borrowings	$485,607	3.66%	$485,607	$—	$—	$—	$—	$—	$265,176	1.98%
Junior Subordinated Debentures:
CCTA(2)	36,083	4.82%	—	—	—	—	—	36,083	36,083	4.62%
UBCT(2)	8,248	4.65%	—	—	—	—	—	8,248	8,248	5.39%
Total junior subordinated debentures	$44,331	4.79%	$—	$—	$—	$—	$—	$44,331	$44,331	4.76%
(1)    Refer to Note 10 for further discussion of customer repurchase agreements.
(2)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 12 for further discussion of derivative instruments.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows for the dates indicated:

	December 31,
(Dollars in thousands)	2023		2022
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
January 2024	$99,950	5.54%	$18,725	4.38%
March 2024	50,000	5.51%	50,000	4.93%
Total	$149,950		$68,725

FHLBB borrowings, if any, are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion and $1.8 billion at December 31, 2023 and 2022, respectively. The carrying value of investment securities pledged as collateral at the FHLBB was $4.3 million and $22,000 at December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had a notional amount of $125.0 million in interest rate swap agreements on its FHLBB borrowings, including a $50.0 million forward-starting interest rate swap agreement beginning January 17, 2024. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Bank Term Funding Program (“BTFP”)

In March 2023, the FRB created the BTFP in response to several well-publicized bank failures to make additional funding available to depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length to depository institutions pledging any collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency MBS, with the assets being valued at par. The interest rate for term advances under the BTFP is the one-year overnight index swap rate plus ten basis points. The interest rated is fixed for a period of one year, without penalty for prepayment, including refinancing under the BTFP. Advances may be made under the BTFP for a period of one-year until March 11, 2024.

In May 2023, the Company executed a $135.0 million advance under the BTFP for a period of one year at a fixed rate of 4.70%. The Company leveraged the BTFP as it provided lower-cost alternative funding and improved the Company’s liquidity position, while simultaneously improving its interest rate risk position given the fixed rate feature and the ability to repay the borrowing without penalty. At December 31, 2023, the Company maintained the advance of $135.0 million under the BTFP.

At December 31, 2023, the Company had pledged as collateral under the BTFP investment securities with a carrying value of $160.9 million.

In January 2024, the Company prepaid its existing $135.0 million advance under the BTFP and added three new tranches under the BTFP totaling $225.0 million at a fixed interest rate of 4.76%. The Company refinanced its existing advance under the BTFP and added additional advances to leverage the terms of the program and provide lower-cost alternative funding that is beneficial for the Company’s liquidity position and interest rate risk position.

Junior Subordinated Debentures

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities was three-month LIBOR plus 140 basis points, and in accordance with the LIBOR Act effective June 30, 2023, the index transitioned to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2023 and 2022, the interest rate on these trust preferred securities was 6.99% and 5.07%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities was three-month LIBOR plus 1.42%, and in accordance with the LIBOR Act effective June 30, 2023 the index transitioned to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2023 and 2022, the interest rate on these trust preferred securities was 7.08% and 5.50%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2023, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 8.0% of Tier 1 capital of the Company, or 107 basis points of the Tier 1 capital ratio.

At December 31, 2023, the Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $2.2 million, $2.1 million, and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Refer to Note 12 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2023, the Company has the following lines of credit available to it, for which it had no outstanding balances:
•The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2023 and 2022. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB. The line is secured by pledged loan collateral.
•The Company, through the Bank, has an unsecured $50.0 million line of credit with US Bank for which the interest rate is set daily by US Bank.
•The Company, through the Bank, has an unsecured $35.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.
•The Company, through the Bank, has a secured line of credit of $39.4 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2023, the Bank pledged investment securities of $47.5 million.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings, allocated by source of collateral, as of the dates indicated:

	December 31,
(In thousands)	2023	2022
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$179,809	$99,105
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	20,848	94,328
Obligations of states and political subdivisions	—	3,018
Total	$200,657	$196,451
(1)     Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At December 31, 2023 and 2022, certain customers held CDs totaling $396,000 and $616,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

	December 31,
(In thousands)	2023	2022
Commitments to extend credit	$706,719	$817,772
Standby letters of credit	5,998	6,801
Total	$712,717	$824,573

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

The Company establishes an ACL on off-balance sheet credit exposures for its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of December 31, 2023 and 2022, the ACL on off-balance sheet credit exposures was $2.4 million and $3.3 million, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the years ended December 31, 2023, 2022 and 2021, the (credit) provision for credit losses on off-balance sheet credit exposures was ($912,000), $70,000 and $627,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of December 31, 2023 and 2022.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the years ended December 31, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $2.5 million will be reclassified as a decrease to interest expense and an additional $1.6 million will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$435,000	Other assets	$12,206	$258,000	Accrued interest and other liabilities	$3,387
Total derivatives designated as hedging instruments			$12,206			$3,387
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$298,143	Other assets	$10,699	$298,143	Accrued interest and other liabilities	$10,748
Risk participation agreements	28,077	Other assets	—	52,193	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	10,924	Other assets	215	2,092	Accrued interest and other liabilities	11
Forward delivery commitments	3,445	Other assets	51	6,706	Accrued interest and other liabilities	132
Total derivatives not designated as hedging instruments			$10,965			$10,891
December 31, 2022
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$110,000	Other assets	$13,051	$133,000	Accrued interest and other liabilities	$5,515
Total derivatives designated as hedging instruments			$13,051			$5,515
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$260,130	Other assets	$14,802	$260,130	Accrued interest and other liabilities	$14,850
Risk participation agreements	21,818	Other assets	—	44,438	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	4,493	Other assets	31	9,597	Accrued interest and other liabilities	87
Forward delivery commitments	5,259	Other assets	114	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments			$14,947			$14,937
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Loans(1)	$374,032	$—	$(968)	$—
Total	$374,032	$—	$(968)	$—
(1)     These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023 and 2022, the amortized cost basis of the residential real estate loans used in these hedging relationships was $806.5 million and $0, respectively, and the amount of the designated hedged residential loans was $375.0 million and $0, respectively.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Year Ended December 31, 2023
Interest rate contracts	$(795)	$(795)	$—	Interest and fees on loans	$(3,446)	$(3,446)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	455	455	—	Interest on borrowings	2,351	2,351	—
Interest rate contracts	520	520	—	Interest on junior subordinated debentures	707	707	—
Total	$179	$179	$—		$(82)	$(82)	$—

For the Year Ended December 31, 2022
Interest rate contracts	$(6,147)	$(6,147)	$—	Interest and fees on loans	$5	$5	$—
Interest rate contracts	5,892	5,892	—	Interest on deposits	441	441	—
Interest rate contracts	2,455	2,455	—	Interest on borrowings	551	551	—
Interest rate contracts	7,838	7,838	—	Interest on junior subordinated debentures	(729)	(729)	—
Total	$10,038	$10,038	$—		$268	$268	$—

For the Year Ended December 31, 2021
Interest rate contracts	$(1,697)	$(1,697)	$—	Interest and fees on loans	$1,614	$1,614	$—
Interest rate contracts	2,447	2,447	—	Interest on deposits	(661)	(661)	—
Interest rate contracts	2,237	2,237	—	Interest on junior subordinated debentures	(1,593)	(1,593)	—
Total	$2,987	$2,987	$—		$(640)	$(640)	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	For the Year Ended December 31,
	2023				2022				2021
(Dollars in thousands)	Interest and Fees on Loans	Interest on Deposits	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on Subordinated Debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$195,379	$78,884	$12,949	$2,150	$144,709	$20,305	$2,649	$2,140	$125,437	$7,920	$2,523
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(15,613)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$20,317	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(3,446)	$306	$2,351	$707	$5	$441	$551	$(729)	$1,614	$(661)	$(1,593)
Amount of gain (loss) reclassified from AOCI into income - included component	$(3,446)	$306	$2,351	$707	$5	$441	$551	$(729)	$1,614	$(661)	$(1,593)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Year Ended December 31,
(Dollars in thousands)		2023	2022	2021
Customer loan swaps	Other expense	$(1)	$(336)	$(189)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	109	34	(80)
Forward delivery commitments	Mortgage banking income, net	(195)	140	(35)
Total		$(87)	$(162)	$(304)

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
As of December 31, 2023 and 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $10.8 million and $14.8 million, respectively. As of December 31, 2023 and 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $0, respectively. If the Company had breached any of these provisions at December 31, 2023 or 2022, it could have been required to settle its obligations under the agreements at their termination value of $10.8 million and $14.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2023
Derivative assets:
Customer loan swaps - dealer bank(2)	$9,168	$—	$9,168	$—	$(8,800)	$368
Customer loan swaps - commercial customer(3)	1,531	—	1,531	—	—	1,531
Interest rate contracts(2)	12,206	—	12,206	—	(10,071)	2,135
Total	$22,905	$—	$22,905	$—	$(18,871)	$4,034
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$10,748	$—	10,748	$—	$—	$10,748
Interest rate contracts(2)	3,387	—	3,387	—	3,387	—
Total	$14,135	$—	$14,135	$—	$3,387	$10,748
Customer repurchase agreements	$200,657	$—	$200,657	$200,657	$—	$—
December 31, 2022
Derivative assets:
Customer loan swaps - dealer bank(2)	$14,802	$—	$14,802	$—	$—	$14,802
Interest rate contracts(2)	13,051	—	13,051	—	(10,915)	2,136
Total	$27,853	$—	$27,853	$—	$(10,915)	$16,938
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$14,850	$—	14,850	$—	$—	$14,850
Interest rate contracts(2)	5,515	—	5,515	—	5,515	—
Total	$20,365	$—	$20,365	$—	$5,515	$14,850
Customer repurchase agreements	$196,451	$—	$196,451	$196,451	$—	$—
(1)    The amount presented was the lesser of the amount pledged (received) or the net amount presented in the consolidated statements of condition.
(2)    The Company maintains master netting arrangements with each counterparty and settles collateral on a net basis for all contracts.
(3)    The Company manages its net exposure with its commercial customer loan swaps by obtaining collateral as part of the normal loan policy and underwriting practices. The Company does not post collateral to its commercial customers as part of its contract.

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

Under the current capital requirements, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be “adequately capitalized.” In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2023 and 2022, and the Bank's capital ratios met the requirements for the Bank to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2023 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2023		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2022		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$577,440	14.36%	10.50%	10.00%	$557,571	13.80%	10.50%	10.00%
Tier 1 risk-based capital ratio	538,153	13.38%	8.50%	6.00%	517,385	12.81%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	495,153	12.31%	7.00%	N/A	474,385	11.74%	7.00%	N/A
Tier 1 leverage capital ratio(1)	538,153	9.40%	4.00%	N/A	517,385	9.22%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$549,221	13.70%	10.50%	10.00%	$525,346	13.03%	10.50%	10.00%
Tier 1 risk-based capital ratio	509,934	12.72%	8.50%	8.00%	485,160	12.03%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	509,934	12.72%	7.00%	6.50%	485,160	12.03%	7.00%	6.50%
Tier 1 leverage capital ratio	509,934	8.91%	4.00%	5.00%	485,160	8.65%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At December 31, 2023 and 2022, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

The Company and Bank's regulatory capital and risk-weighted assets fluctuate due to normal business, including profits and losses generated by the Company and Bank as well as changes to their asset mix. Of particular significance are changes within the Company and Bank's loan portfolio mix due to the differences in regulatory risk-weighting between retail and commercial loans. Furthermore, the Company and Bank's regulatory capital and risk-weighted assets are subject to change due to changes in GAAP and regulatory capital standards. The Company and Bank proactively monitor their regulatory capital and risk-weighted assets, and the impact of changes to their asset mix, as well as the impact of proposed and pending changes as a result of any new and/or amended GAAP standards and regulatory changes.

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

For the years ended December 31, 2023, 2022, and 2021, the Bank declared dividends for payment to the Company in the amount of $22.5 million, $31.7 million, and $41.7 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company declared $24.5 million, $23.7 million and $22.1 million, respectively, in dividends payable to its shareholders.

Common Stock Repurchase

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

In January 2023, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2022. For the year ended December 31, 2023, the Company purchased 65,692 shares of its common stock at a weighted-average price of $30.44. This program terminated on January 3, 2024.

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2023. This program replaces the 2023 program and will continue until the earlier of: (1) the authorized number of shares are repurchased, (2) the Company's Board of Directors terminates the program or (3) January 4, 2025, twelve months from the announcement of the new program.
.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Year Ended December 31,
	2023			2022			2021
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$13,646	$(2,932)	$10,714	$(172,699)	$37,131	$(135,568)	$(38,832)	$8,349	$(30,483)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(6,781)	1,458	(5,323)	(5,715)	1,229	(4,486)	—	—	—
Less: reclassification adjustment for net realized losses(1)	(10,310)	2,217	(8,093)	(912)	196	(716)	—	—	—
Net change in fair value	30,737	(6,607)	24,130	(166,072)	35,706	(130,366)	(38,832)	8,349	(30,483)
Cash Flow Hedges:
Change in fair value	179	(38)	141	10,038	(2,158)	7,880	2,987	(642)	2,345
Less: reclassified AOCI gain (loss) into interest expense(2)	3,364	(723)	2,641	263	(57)	206	(2,254)	485	(1,769)
Less: reclassified AOCI gain into interest income(3)	(3,446)	741	(2,705)	5	(1)	4	1,614	(347)	1,267
Net change in fair value	261	(56)	205	9,770	(2,100)	7,670	3,627	(780)	2,847
Postretirement Plans:
Net actuarial gain (loss)	114	(25)	89	2,859	(614)	2,245	(20)	4	(16)
Less: Amortization of net actuarial loss(4)	3	(1)	2	(947)	203	(744)	(894)	192	(702)
Less: Amortization of net prior service credits(4)	24	(5)	19	24	(5)	19	24	(5)	19
Net gain (loss) on postretirement plans	87	(19)	68	3,782	(812)	2,970	850	(183)	667
Other comprehensive (loss) income	$31,085	$(6,682)	$24,403	$(152,520)	$32,794	$(119,726)	$(34,355)	$7,386	$(26,969)
(1)    Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 2 of the consolidated financial statements for further details.
(2)    Reclassified into interest on deposits, borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 12 of the consolidated financial statements for further details.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 12 of the consolidated financial statements for further details.
(4)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 18 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized (Losses) Gains on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2020	$29,310	$(4,626)	$(3,944)	$20,740
Other comprehensive income (loss) before reclassifications	(30,483)	2,345	—	(28,138)
Less: Amounts reclassified from AOCI	—	(502)	(667)	(1,169)
Other comprehensive income (loss)	(30,483)	2,847	667	(26,969)
Balance at December 31, 2021	(1,173)	(1,779)	(3,277)	(6,229)
Other comprehensive income (loss) before reclassifications	(126,596)	7,880	—	(118,716)
Less: Amounts reclassified from AOCI	3,770	210	(2,970)	1,010
Other comprehensive income (loss)	(130,366)	7,670	2,970	(119,726)
Balance at December 31, 2022	(131,539)	5,891	(307)	(125,955)
Other comprehensive (loss) income before reclassifications	21,363	141	—	21,504
Less: Amounts reclassified from AOCI	(2,767)	(64)	(68)	(2,899)
Other comprehensive (loss) income	24,130	205	68	24,403
Balance at December 31, 2023	$(107,409)	$6,096	$(239)	$(101,552)
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

		For the Year Ended December 31,
(In thousands)	Location on Consolidated Statements of Income	2023	2022	2021
Debit card interchange income	Debit card income	$12,613	$13,340	$13,105
Services charges on deposit accounts	Service charges on deposit accounts	7,839	7,587	6,626
Fiduciary services income	Income from fiduciary services	6,669	6,407	6,516
Investment program income	Brokerage and insurance commissions	4,650	4,147	3,913
Other non-interest income	Other income	1,796	1,793	1,794
Total non-interest income within the scope of ASC 606		33,567	33,274	31,954
Total non-interest income not in scope of ASC 606(1)		(2,533)	7,428	17,781
Total non-interest income		$31,034	$40,702	$49,735
(1)     Includes pre-tax losses on the sale of investment securities of $10.3 million, $912,000 and $0, for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the years ended December 31, 2023, 2022 and 2021, cash rewards totaled $507,000, $525,000 and $477,000, respectively.

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

On May 1, 2012, the shareholders of the Company approved the 2012 Plan, the maximum number of shares of stock reserved and available for issuance under the 2012 Plan was 1.2 million shares. Awards were authorized to be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares and dividend equivalent rights, or any combination of the preceding, and the exercise price will not be less than 100% of the fair market value on the date of grant in the case of incentive stock options, or 85% of the fair market value on the date of grant in the case of non-qualified stock options. No stock option was exercisable more than ten years after the date the stock option was granted. The exercise price of all options granted equaled the market price of the Company's stock on the date of grant, except for certain non-qualified stock options that were issued in conjunction with an acquisition. The 2012 Plan was replaced by the 2022 Plan effective April 26, 2022, and no further awards will be granted under the 2012 Plan. Awards outstanding as of the effective date, remain outstanding in accordance with their original terms as granted under the 2012 Plan.

The amount of cash used to settle stock-based compensation transactions for the years ended December 31, 2023, 2022 and 2021 was $545,000, $688,000 and $629,000, respectively.

Restricted Stock Units

Restricted stock units vest over the requisite service period, which is typically two, three or five years. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until shares of the Company’s stock are delivered in respect of the restricted stock units after vesting.

For the years ended December 31, 2023, 2022 and 2021, the Company issued restricted stock units with a grant-date fair value of $1.6 million, $1.3 million and $994,000, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Restricted stock unit expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Expense	$962	$724	$610
Income tax benefit	207	156	131
Fair value of grants vested	803	622	506

Restricted stock unit activity for the year ended December 31, 2023 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2023	57,822	$44.88
Granted	44,730	36.21
Vested	(19,032)	42.17
Forfeited	(8,789)	43.19
Nonvested at December 31, 2023	74,731	$40.58	2.75	$2,812	$2,261

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three years, or earlier if a recipient retires and has met all retirement or disability eligibility requirements of the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. Recipients of restricted stock awards are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the 2022 Plan, cash dividends are retained by the Company during the vesting period and paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends revert back to the Company. Accrued dividends on restricted stock awards are reported within accrued interest and other liabilities on the Company’s consolidated financial statements and totaled $27,000 and $8,000, at December 31, 2023 and 2022, respectively. For restricted stock awards issued under the 2012 Plan, cash dividends are paid out immediately during the vesting period and are not subject to forfeiture.

For the years ended December 31, 2023, 2022 and 2021, the Company issued restricted stock awards with a grant-date fair value of $1.5 million, $1.2 million and $924,000, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for restricted stock awards issued to employees of the Company is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense for awards issued to directors of the Company (which are not subject to service requirements and vest immediately) is recognized within consulting and professional fees on the consolidated statements of income. The expense and the related income tax benefit recognized in connection with the restricted stock awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Expense	$1,225	$1,053	$895
Income tax benefit	263	226	192
Fair value of grants vested	1,187	1,014	901

Restricted stock award activity, which includes awards issued to directors of the Company, for the year ended December 31, 2023 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2023	20,536	$44.53
Granted	44,451	32.80
Vested	(33,763)	35.16
Forfeited	(2,690)	40.19
Nonvested at December 31, 2023	28,534	$37.76	1.9	$1,074	$672

Management Stock Purchase Program (“MSPP”)

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of a portion of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount to the fair market value of the Company’s common stock on the date of grant and they cliff vest two years after the grant date, or earlier if a recipient meets the disability eligibility requirement of the plan. Should an employee forfeit his or her non-vested MSPP awards, the Company will return the lesser of the price paid by the employee on the date of grant, or the fair value of the non-vested awards as of the date forfeited. Recipients of restricted stock issued under the MSPP are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the MSPP of the 2022 Plan, cash dividends are retained by the Company during the vesting period and paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends revert back to the Company. Accrued dividends on MSPP awards are reported within accrued interest and other liabilities on the Company’s consolidated financial statements and totaled $9,000 and $0, at December 31, 2023 and 2022, respectively. For restricted stock awards issued under the MSPP of the 2012 Plan, cash dividends are paid out immediately during the vesting period and are not subject to forfeiture.

For the years ended December 31, 2023, 2022 and 2021, the Company issued MSPP awards with a grant-date fair value of $79,000, $113,000 and $157,000, respectively, to certain employees.

The expense for restricted stock awards under the MSPP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Expense	$93	$124	$104
Income tax benefit	20	27	22
Fair value of grants vested	129	87	70

MSPP award activity for the year ended December 31, 2023 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2023	17,184	$14.12
Granted	8,037	9.84
Vested	(7,886)	16.34
Forfeited	(761)	11.63
Nonvested at December 31, 2023	16,574	$11.10	0.6	$66	$51

For the years ended December 31, 2023, 2022 and 2021, the Company received cash from the issuance of restricted shares under the MSPP of $219,000, $342,000 and $324,000, respectively. At December 31, 2023 and 2022, cash received from current participating employees totaled $558,000 and $633,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

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

For the years ended December 31, 2023, 2022 and 2021, the Company issued performance-based share unit awards with a grant-date fair value of $1.6 million, $1.1 million and $753,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the performance-based share units is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related tax benefit for the LTIP's performance-based share units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Expense	$332	$457	$637
Related income tax benefit	71	98	137
Fair value of grants vested	594	548	435

LTIP performance-based share unit activity for the year ended December 31, 2023 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2023	61,186	$41.65
Granted(1)	46,372	34.00
Vested	(17,283)	34.39
Forfeited(2)	(17,193)	36.96
Nonvested at December 31, 2023	73,082	$39.92	1.6	$2,917	$458
(1)    Number of shares granted assumes payout at 200% of target.
(2) Forfeited shares consists of 11,895 shares forfeited due to payout at less than 200% of target.

Defined Contribution Retirement Plan (“DCRP”)

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. Annually, participants receive a credit to an account administered by the Company, of 10% of each participant’s eligible earnings and cash bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock unit awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of a share of the common stock of the Company on the date of grant. For all active participants, vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. In 2018, the DCRP was amended to provide the ability to tailor vesting terms for new participants.

For the years ended December 31, 2023, 2022 and 2021, the Company issued DCRP awards with a grant-date fair value of $288,000, $267,000 and $247,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the DCRP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Expense	$188	$169	$135
Related income tax benefit	40	36	29
Fair value of grants vested	171	174	118

DCRP award activity for the year ended December 31, 2023 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2023	8,382	$44.85
Granted	7,958	36.21
Vested	(4,430)	38.62
Forfeited	(750)	36.21
Nonvested at December 31, 2023	11,160	$41.74	13.7	$420	$405

NOTE 18 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) plan and the majority of its employees participate in it. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. For the years ended December 31, 2023, 2022, and 2021, expenses under the 401(k) plan matching contributions totaled $1.7 million, $1.6 million, and $1.5 million, respectively. For years prior to 2022, the Company, at its discretion, made profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For the year ended December 31, 2021, these additional profit sharing contributions totaled 3% of employee eligible compensation, and expenses were $1.3 million.

Supplemental Executive Retirement Program (“SERP”) and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified SERPs for certain officers. These agreements were designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to Internal Revenue Service (“ IRS”) compensation and benefit limits under the 401(k) plan and Social Security. The SERP provides for a minimum 15-year guaranteed benefit for all vested participants. There are no new entrants to the Company’s SERP. As of December 31, 2023, there were no active participants in the SERP.

The Company also provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan. This postretirement plan is a benefit only to certain qualifying participants. There are no new entrants to the Company's medical and health postretirement benefit plan.

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,		December 31,
(In thousands)	2023	2022	2023	2022
Benefit obligations:
Beginning of year	$15,042	$16,610	$3,261	$4,167
Service cost	281	534	11	21
Interest cost	756	460	162	111
Actuarial (gain) loss	(65)	(1,996)	(48)	(863)
Benefits paid	(526)	(566)	(171)	(175)
End of year	15,488	15,042	3,215	3,261
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	526	566	171	175
Benefits paid	(526)	(566)	(171)	(175)
End of year	—	—	—	—
Unfunded status at end of year(1)	$15,488	$15,042	$3,215	$3,261
Amounts recognized in AOCI, net of tax:
Net actuarial loss (gain)	$361	$412	$(57)	$(76)
Prior service credit	—	—	(65)	(29)
Total	$361	$412	$(122)	$(105)
(1)    Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2023 and 2022 was $15.5 million and $15.0 million, respectively.

For the year ending December 31, 2024, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $0. All prior service costs have been fully amortized.

For the year ending December 31, 2024, the estimated actuarial gain and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $4,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the periods indicated:

	SERP			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In thousands)	2023	2022	2021	2023	2022	2021
Net periodic benefit cost:
Service cost(1)	$281	$534	$504	$11	$21	$26
Interest cost(2)	756	460	389	162	111	103
Recognized net actuarial loss (gain)(2)	—	859	778	(3)	88	116
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	1,037	1,853	1,671	146	196	221
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss arising during period	(65)	(1,996)	222	(49)	(863)	(202)
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial (loss) gain	—	(859)	(778)	3	(88)	(116)
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	(65)	(2,855)	(556)	(22)	(927)	(294)
Total recognized in net periodic benefit cost and OCI, before taxes	$972	$(1,002)	$1,115	$124	$(731)	$(73)
(1)    Presented in salaries and employee benefits on the consolidated statements of income.
(2)    Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs. As of December 31, 2023, the SERP no longer has active participants and rate of compensation increases assumptions are no longer used.

	SERP			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.9%	5.1%	2.8%	5.0%	5.2%	2.8%
Discount rate for net periodic benefit cost	5.1%	2.8%	2.5%	5.2%	2.8%	2.4%
Rate of compensation increase for benefit obligation(1)	N/A	3.0%	3.0%	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost(1)	N/A	3.0%	3.0%	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 7.5%	4.5% - 7.5%	4.5% - 6.5%
(1)    As of December 31, 2023, there were no active participants in the SERP.

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2023.

For the year ending December 31, 2023, the expected contribution for the SERP is $1.3 million and for the other postretirement benefits plan is $286,000. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2024	$1,293	$286
2025	1,201	276
2026	1,201	260
2027	1,177	238
2028	1,194	246
Next 5 years	5,749	1,096

NOTE 19 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$7,990	$12,334	$16,555
State	1,156	1,489	1,709
Total	9,146	13,823	18,264
Deferred:
Federal	1,277	1,743	(622)
State	30	42	(15)
Total	1,307	1,785	(637)
Income tax expense	$10,453	$15,608	$17,627

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21.0% as a result of the following:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2022	2021
Computed tax expense	$11,306	$16,180	$18,195
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	937	1,209	1,338
Low income housing credits	(831)	(846)	(591)
Tax exempt income	(647)	(732)	(782)
Income from life insurance	(493)	(399)	(496)
Share-based awards	69	(100)	(103)
Other	112	296	66
Income tax expense	$10,453	$15,608	$17,627
Income before income tax expense	$53,836	$77,047	$86,641
Effective tax rate	19.4%	20.3%	20.3%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2023		2022
(In thousands)	Asset	Liability	Asset	Liability
Net unrealized losses on AFS debt securities	$29,418	$—	$36,027	$—
Allowance for credit losses	8,447	—	8,640	—
Net operating loss and tax credit carryforward	7,084	—	7,913	—
Pension and other benefits	4,656	—	4,536	—
Deferred compensation and benefits	1,033	—	892	—
Deferred loan origination fees	—	(3,235)	—	(3,253)
Depreciation	—	(2,359)	—	(2,536)
Net unrealized (gains) losses on derivative instruments	—	(1,670)	—	(1,613)
Other	—	(1,148)	—	(389)
Gross deferred tax assets (liabilities)	$50,638	$(8,412)	$58,008	$(7,791)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$42,226		$50,217

At December 31, 2023 and 2022, the Company had $32.8 million and $36.7 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2023 and 2022 determined that no valuation allowance was necessary.

As of December 31, 2023, the Company's federal and state income tax returns for the years ended December 31, 2022, 2021 and 2020 were open to audit by federal and state authorities.
`

NOTE 20 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2023	2022	2021
Net income	$43,383	$61,439	$69,014
Dividends and undistributed earnings allocated to participating securities(1)	(53)	(162)	(190)
Net income available to common shareholders	$43,330	$61,277	$68,824
Weighted-average common shares outstanding for basic EPS	14,563,380	14,644,170	14,903,855
Dilutive effect of stock-based awards(2)	45,965	56,840	67,723
Weighted-average common and potential common shares for diluted EPS	14,609,345	14,701,010	14,971,578
Earnings per common share:
Basic EPS	$2.98	$4.18	$4.62
Diluted EPS	$2.97	$4.17	$4.60
Awards excluded from the calculation of diluted EPS(3):
Performance-based share units	3,075	—	—
Restricted shares	9,049	—	—
(1)    Represents dividends paid and undistributed earnings allocated to non-vested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the assumed dilutive effect of restricted shares, restricted share units and contingently issuable performance-based share units utilizing the treasury stock method.
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

The fair value hierarchy for valuation of an asset or liability is as follows:
•Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets and liabilities that the entity has the ability to access as of the measurement date.
•Level 2: Valuation is determined from quoted prices for similar assets or liabilities in active markets, from quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.
•Level 3: Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon model-based techniques incorporating various assumptions including, but not limited to, interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

Derivatives.  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of December 31, 2023 and 2022, the credit valuation adjustment on the overall valuation of its derivative positions and was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2023
Financial assets:
Trading securities	$4,647	$4,647	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	6,386	—	6,386	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	460,091	—	460,091	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	141,011	—	141,011	—
Subordinated corporate bonds	18,320	—	18,320	—
Loans held for sale	10,320	—	10,320	—
Customer loan swaps	10,699	—	10,699	—
Interest rate contracts	12,206	—	12,206	—
Fixed rate mortgage interest rate lock commitments	215	—	215	—
Forward delivery commitments	51	—	51	—
Financial liabilities:
Deferred compensation	$4,647	$4,647	$—	$—
Customer loan swaps	10,748	—	10,748	—
Interest rate contracts	3,387	—	3,387	—
Fixed rate mortgage interest rate lock commitments	11	—	11	—
Forward delivery commitments	132	—	132	—
December 31, 2022
Financial assets:
Trading securities	$3,990	$3,990	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	49,226	—	49,226	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	514,019	—	514,019	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	109,347	—	109,347	—
Corporate bonds	23,283	—	23,283	—
Loans held for sale	5,197	—	5,197	—
Customer loan swaps	14,802	—	14,802	—
Interest rate contracts	13,051	—	13,051	—
Fixed rate mortgage interest rate lock commitments	31	—	31	—
Forward delivery commitments	114	—	114	—
Financial liabilities:
Deferred compensation	$3,990	$3,990	$—	$—
Customer loan swaps	14,850	—	14,850	—
Interest rate contracts	5,515	—	5,515	—
Fixed rate mortgage interest rate lock commitments	87	—	87	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2023 or 2022. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

The table below highlights financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2023
Financial assets:
Collateral-dependent loans	$4,768	$—	$—	$4,768
December 31, 2022
Financial assets:
Collateral-dependent loans	$69	$—	$—	$69

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
December 31, 2023
Collateral-dependent loans:
Specifically reserved	$4,768	Market approach appraisal of collateral	Estimated selling costs	7%
December 31, 2022
Collateral-dependent loans:
Specifically reserved	$69	Market approach appraisal of collateral	Estimated selling costs	18%

Non-Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of December 31, 2023 and 2022, the Company did not have any material non-financial instruments measured and reported at fair value.

OREO. OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At December 31, 2023 and December 31, 2022, the Company did not have any
OREO properties.

Goodwill. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. Through its assessments, management concluded goodwill was not impaired for the years ended December 31, 2023 or, 2022.

Core Deposit Intangible Assets. Core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the years ended December 31, 2023 or 2022, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2023
Financial Assets:
HTM debt securities	$544,931	$510,595	$—	$510,595	$—
Commercial real estate loans(1)(2)	1,653,435	1,540,327	—	—	1,540,327
Commercial loans(2)	399,032	385,585	—	—	385,585
Residential real estate loans(2)	1,753,124	1,488,248	—	—	1,488,248
Home equity loans(2)	238,124	233,025	—	—	233,025
Consumer loans(2)	17,444	15,279	—	—	15,279
Servicing assets	2,274	4,124	—	—	4,124
Financial liabilities:
Time deposits	$640,539	$634,856	$—	$634,856	$—
Short-term borrowings	485,607	484,849	—	484,849	—
Junior subordinated debentures	44,331	31,918	—	31,918	—
December 31, 2022
Financial assets:
HTM debt securities	$546,583	$506,193	$—	$506,193	$—
Commercial real estate loans(1)(2)	1,605,279	1,550,379	—	—	1,550,379
Commercial loans(2)	424,685	414,353	—	—	414,353
Residential real estate loans(2)	1,691,177	1,494,707	—	—	1,494,707
Home equity loans(2)	232,203	237,967	—	—	237,967
Consumer loans(2)	20,087	17,853	—	—	17,853
Servicing assets	2,458	4,412	—	—	4,412
Financial liabilities:
Time deposits	$399,376	$390,463	$—	$390,463	$—
Short-term borrowings	265,176	264,779	—	264,779	—
Junior subordinated debentures	44,331	31,032	—	31,032	—
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

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2023	2022
ASSETS
Cash	$35,219	$40,076
Investment in subsidiary	508,674	460,753
Receivable from subsidiary	—	47
Other assets	14,142	9,410
Total assets	$558,035	$510,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$44,331	$44,331
Due to subsidiary	—	16
Other liabilities	18,640	14,660
Shareholders’ equity	495,064	451,279
Total liabilities and shareholders’ equity	$558,035	$510,286

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating Income
Dividend income from subsidiary	$22,500	$31,700	$41,700
Other income	—	19	7
Total operating income	22,500	31,719	41,707
Operating Expenses
Interest on borrowings	2,150	2,140	2,524
Fees to Bank	180	180	160
Other operating expenses	915	794	628
Total operating expenses	3,245	3,114	3,312
Income before equity in undistributed income of subsidiaries and income taxes	19,255	28,605	38,395
Equity in undistributed income of subsidiaries	23,389	32,129	29,869
Income before income taxes	42,644	60,734	68,264
Income tax benefit	739	705	750
Net Income	$43,383	$61,439	$69,014

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities
Net income	$43,383	$61,439	$69,014
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(23,389)	(32,129)	(29,869)
(Increase) decrease in other assets	(4,884)	9,219	4,244
Increase (decrease) in due to subsidiaries	31	(187)	202
Increase (decrease) in other liabilities	4,005	(1,051)	(558)
Net cash provided by operating activities	19,146	37,291	43,033
Financing Activities
Net proceeds from issuance of common stock	2,533	2,198	2,118
Common stock repurchases	(2,000)	(10,240)	(10,090)
Repayment of subordinated debt	—	—	(15,000)
Cash dividends paid on common stock	(24,536)	(23,512)	(21,081)
Net cash used in financing activities	(24,003)	(31,554)	(44,053)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,857)	5,737	(1,020)
Cash, cash equivalents and restricted cash at beginning of year	40,076	34,339	35,359
Cash, cash equivalents and restricted cash at end of year	$35,219	$40,076	$34,339

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans
The Company's allowance for credit losses (ACL) on loans balance was $36.9 million at December 31, 2023. As described in Notes 1 and 3 to the financial statements, the ACL on loans reduces the loan portfolio to the net amount expected to be collected and represents the expected losses over the life of all loans at the reporting date. Management disaggregates the loan portfolio into pools of similar risk characteristics and utilizes a discounted cash flow (DCF) approach to calculate the expected loss for each segment. The DCF method incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. Loss drivers are used to calculate the expected probability of default over the forecast and reversion periods. The ACL on loans also considers qualitative factors based on management’s judgement.

We identified the determination of the forecasted economic scenarios and qualitative factors as a critical audit matter because auditing management’s underlying assumptions required a high degree of complexity and auditor judgment in the evaluation of the Company's methodology and assumptions and involves a high degree of estimation uncertainty.

Our audit procedures related to this critical audit matter included the following, among others:

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

•We evaluated management's judgments and assumptions used in the development of the qualitative factors, including magnitude and directional consistency, and the relevance of the underlying data on which these factors are based upon.

We have served as the Company's auditor since 2014.

/s/ RSM US LLP

Des Moines, Iowa
March 8, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and its subsidiary's (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and our report dated March 8, 2024 expressed an unqualified opinion.

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
March 8, 2024

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2023. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

RSM US LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which precedes this report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2023 was included within Item 1. Business — Information about our Executive Officers. All other information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 21, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 21, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	—	$—	337,882
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	337,882
(1)     Represents the 500,000 shares available under the 2022 Equity and Incentive Plan less awards granted plus shares added back that cease to be subject to awards due to forfeiture, expiration, termination, lapse, cash settlement or otherwise.

Refer to Note 1 and Note 17 of the consolidated financial statements for further information related to the Company’s equity compensation plans.

Additional information required by this Item 12 can be found in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 21, 2024 under the heading “Common Stock Beneficially Owned by an Entity with 5% or More of Common Stock and Owned by Directors and Executive Officers.” That information is incorporated into this report by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 21, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 21, 2024.

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

3.2	Amended and Restated Bylaws of Camden National Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on May 25, 2023).
4.1	Description of Camden National Corporation's Securities Registered under Section 12 of the Exchange Act.
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

10.4+
Camden National Corporation Third Amended and Restated Defined Contribution Retirement Program, effective as of April 26, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2023).

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

10.20+
Camden National Corporation Third Amended and Restated Management Stock Purchase Program, effective as of February 28, 2023 (incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-K filed with the commission on March 10, 2023).

10.21+
Form of Restricted Stock Award Agreement Under the Third Amended and Restated Management Stock Purchase Program (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the commission on March 10, 2023).

10.22+
Form of Restricted Stock Unit Award Agreement for Company Employees Under the 2022 Equity and Incentive Plan, effective as of February 28, 2023 (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the commission on March 10, 2023)..

10.23+
Camden National Corporation Third Amended and Restated Long-Term Incentive Program, effective as of March 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2023).

10.24+
Form of Performance Share Unit Award Agreement Under the Camden National Corporation Third Amended and Restated Long-Term Incentive Program. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023).

10.25+
Form of Restricted Stock Award Agreement Under the Camden National Corporation 2022 Equity and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2023).

Exhibit No.	Definition
10.26+
Transition Employment and Retention Agreement between Gregory A. Dufour, Camden National Corporation and Camden National Bank dated August 16, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2023).

10.27+
Letter Agreement between Simon Griffiths, Camden National Bank and Camden National Corporation, dated August 14, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2023).

10.28+*	Letter Agreement between Timothy P. Nightingale, Camden National Bank and Camden National Corporation, dated December 12, 2023
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Camden National Corporation Incentive-Based Compensation Recovery Policy dated December 1, 2023.
101*
iXBRL (Inline eXtensible Business Reporting Language).

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: March 8, 2024	CAMDEN NATIONAL CORPORATION
/s/ Simon R. Griffiths
Simon R. Griffiths President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Simon R. Griffiths	President, Director and Chief Executive Officer	March 8, 2024
Simon R. Griffiths
/s/ Michael R. Archer	Chief Financial Officer and Principal Financial and Accounting Officer	March 8, 2024
Michael R. Archer
/s/ Lawrence J. Sterrs	Chair and Director	March 8, 2024
Lawrence J. Sterrs
/s/ Craig N. Denekas	Director	March 8, 2024
Craig N. Denekas
/s/ David C. Flanagan	Director	March 8, 2024
David C. Flanagan
/s/ Rebecca K. Hatfield	Director	March 8, 2024
Rebecca K. Hatfield
/s/ S. Catherine Longley	Director	March 8, 2024
S. Catherine Longley
/s/ Marie J. McCarthy	Director	March 8, 2024
Marie J. McCarthy
/s/ Robert D. Merrill	Director	March 8, 2024
Robert D. Merrill
/s/ James H. Page	Director	March 8, 2024
James H. Page
/s/ Robin A. Sawyer	Director	March 8, 2024
Robin A. Sawyer
/s/ Carl J. Soderberg	Director	March 8, 2024
Carl J. Soderberg