Form 10-Q
period 2024-03-31
CAMDEN NATIONAL CORP
filed 2024-05-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 30, 2024: Common stock (no par value) 14,606,693 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$68,690	$77,649
Interest-bearing deposits in other banks (including restricted cash)	108,029	22,155
Total cash, cash equivalents and restricted cash	176,719	99,804
Investments:
Trading securities	4,847	4,647
Available-for-sale securities, at fair value (amortized cost of $685,263 and $702,937, respectively)	601,576	625,808
Held-to-maturity securities, at amortized cost (fair value of $496,517 and $510,595, respectively)	540,349	544,931
Other investments	16,392	15,394
Total investments	1,163,164	1,190,780
Loans held for sale, at fair value (book value of $9,441 and $10,152, respectively)	9,524	10,320
Loans	4,121,040	4,098,094
Less: allowance for credit losses on loans	(35,613)	(36,935)
Net loans	4,085,427	4,061,159
Goodwill	94,697	94,697
Core deposit intangible assets	832	971
Bank-owned life insurance	102,184	101,501
Premises and equipment, net	34,789	35,049
Deferred tax assets	42,087	42,226
Other assets	85,362	77,999
Total assets	$5,794,785	$5,714,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$929,314	$967,750
Interest checking	1,503,045	1,553,787
Savings and money market	1,379,437	1,364,401
Certificates of deposit	585,786	609,503
Brokered deposits	153,942	101,919
Total deposits	4,551,524	4,597,360
Short-term borrowings	601,499	485,607
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	95,854	92,144
Total liabilities	5,293,208	5,219,442
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,593,830 and 14,565,952 on March 31, 2024 and December 31, 2023, respectively	116,449	115,602
Retained earnings	488,143	481,014
Accumulated other comprehensive loss	(103,015)	(101,552)
Total shareholders’ equity	501,577	495,064
Total liabilities and shareholders’ equity	$5,794,785	$5,714,506

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2024	2023
Interest Income
Interest and fees on loans	$51,709	$45,332
Taxable interest on investments	7,027	5,963
Nontaxable interest on investments	465	763
Dividend income	312	219
Other interest income	670	448
Total interest income	60,183	52,725
Interest Expense
Interest on deposits	23,178	15,832
Interest on borrowings	5,198	2,085
Interest on junior subordinated debentures	534	528
Total interest expense	28,910	18,445
Net interest income	31,273	34,280
(Credit) provision for credit losses	(2,102)	2,002
Net interest income after (credit) provision for credit losses	33,375	32,278
Non-Interest Income
Debit card income	2,866	2,938
Service charges on deposit accounts	2,027	1,762
Income from fiduciary services	1,749	1,600
Brokerage and insurance commissions	1,239	1,093
Mortgage banking income, net	808	716
Bank-owned life insurance	683	592
Other income	950	1,165
Total non-interest income	10,322	9,866
Non-Interest Expense
Salaries and employee benefits	15,954	14,573
Furniture, equipment and data processing	3,629	3,211
Net occupancy costs	2,070	2,079
Debit card expense	1,264	1,201
Consulting and professional fees	860	1,055
Regulatory assessments	857	845
Amortization of core deposit intangible assets	139	148
Other real estate owned and collection costs, net	10	5
Other expenses	2,579	3,048
Total non-interest expense	27,362	26,165
Income before income tax expense	16,335	15,979
Income Tax Expense	3,063	3,252
Net Income	$13,272	$12,727
Per Share Data
Basic earnings per share	$0.91	$0.87
Diluted earnings per share	$0.91	$0.87
Cash dividends declared per share	$0.42	$0.42
Weighted average number of common shares outstanding	14,572,051	14,573,122
Diluted weighted average number of common shares outstanding	14,625,771	14,631,542

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net Income	$13,272	$12,727
Other comprehensive (loss) income:
Net change in fair value of debt securities, net of tax	(3,948)	9,094
Net change in fair value of cash flow hedging derivatives, net of tax	2,491	(2,605)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(6)	(5)
Other comprehensive (loss) income	(1,463)	6,484
Comprehensive Income	$11,809	$19,211

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	12,727	—	12,727
Other comprehensive income, net of tax	—	—	—	6,484	6,484
Stock-based compensation expense	—	459	—	—	459
Issuance of vested share awards, net of repurchase for tax withholdings	20,581	62	—	—	62
Cash dividends declared ($0.42 per share)	—	—	(6,136)	—	(6,136)
Balance at March 31, 2023	14,587,906	$115,590	$468,755	$(119,471)	$464,874
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
Net income	—	—	13,272	—	13,272
Other comprehensive loss, net of tax	—	—	—	(1,463)	(1,463)
Stock-based compensation expense	—	782	—	—	782
Issuance of vested share awards, net of repurchase for tax withholdings	27,878	65	—	—	65
Cash dividends declared ($0.42 per share)	—	—	(6,143)	—	(6,143)
Balance at March 31, 2024	14,593,830	$116,449	$488,143	$(103,015)	$501,577

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating Activities
Net Income	$13,272	$12,727
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(40,732)	(34,397)
Proceeds from the sale of mortgage loans	41,913	35,501
Gain on sale of mortgage loans, net of origination costs	(470)	(384)
(Credit) provision for credit losses	(2,102)	2,002
Depreciation and amortization expense	815	815
Investment securities amortization and accretion, net	442	605
Stock-based compensation expense	782	459
Amortization of core deposit intangible assets	139	148
Purchase accounting accretion, net	(26)	(34)
Net increase (decrease) in derivative collateral received from counterparties	6,460	(1,370)
Decrease (increase) in other assets	1,429	(189)
Decrease in other liabilities	(4,163)	(1,367)
Net cash provided by operating activities	17,759	14,516
Investing Activities
Proceeds from sales of available-for-sale debt securities	—	18,888
Proceeds from maturities of available-for-sale debt securities	17,392	—
Proceeds from maturities and recoveries of held-to-maturity securities	6,860	6,216
Net increase in loans	(27,493)	(62,948)
Purchase of Federal Home Loan Bank stock	(4,639)	(13,591)
Proceeds from sale of Federal Home Loan Bank stock	3,641	6,890
Purchase of premises and equipment	(545)	(495)
Net cash used in investing activities	(4,784)	(45,040)
Financing Activities
Net decrease in deposits	(45,836)	(184,195)
Net proceeds from borrowings less than 90 days	25,892	221,142
Proceeds from the Bank Term Funding Program	90,000	—
Issuance of restricted stock, net of repurchase for tax withholdings	65	62
Cash dividends paid on common stock	(6,137)	(6,135)
Finance lease payments	(44)	(36)
Net cash provided by financing activities	63,940	30,838
Net increase in cash, cash equivalents and restricted cash	76,915	314
Cash, cash equivalents, and restricted cash at beginning of period	99,804	75,427
Cash, cash equivalents and restricted cash at end of period	$176,719	$75,741
Supplemental information
Interest paid	$28,528	$17,840
Income taxes paid	103	146
Cash dividends declared, not paid	6,136	6,135
Change in fair value hedges presented within residential real estate loans and other assets	4,416	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2024 and December 31, 2023, the consolidated statements of income for the three months ended March 31, 2024 and 2023, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2024 and 2023, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2024, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-For-Sale	FRB:	Board of Governors of the Federal Reserve System
ALCO:	Asset/Liability Committee	GAAP:	Generally Accepted Accounting Principles in the United States
ACL:	Allowance for Credit Losses	HTM:	Held-To-Maturity
AOCI:	Accumulated Other Comprehensive Income (Loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	Management ALCO:	Management Asset/Liability Committee
ASU:	Accounting Standards Update	MBS:	Mortgage-Backed Security
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSPP:	Management Stock Purchase Plan
BOLI:	Bank-Owned Life Insurance	N/A:	Not Applicable
Board ALCO:	Board of Directors' Asset/Liability Committee	N.M.:	Not Meaningful
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	OCC:	Office of the Comptroller of the Currency
CDs:	Certificate of Deposits	OCI:	Other Comprehensive Income (Loss)
Company:	Camden National Corporation	OREO:	Other Real Estate Owned
CMO:	Collateralized Mortgage Obligation	SBA:	U.S. Small Business Administration
EPS:	Earnings Per Share	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FASB:	Financial Accounting Standards Board	SERP:	Supplemental Executive Retirement Plans
FDIC:	Federal Deposit Insurance Corporation	SOFR:	Secured Overnight Financing Rate
FHLB:	Federal Home Loan Bank	TDR:	Troubled-Debt Restructured Loan
FHLBB:	Federal Home Loan Bank of Boston	U.S:	United States of America

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of March 31, 2024 and December 31, 2023, the fair value of the Company's trading securities were $4.8 million and $4.6 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
Obligations of states and political subdivisions	$5,426	$2	$(58)	$5,370
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	514,054	333	(72,381)	442,006
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	144,102	490	(9,795)	134,797
Corporate bonds	21,681	—	(2,278)	19,403
Total AFS debt securities	$685,263	$825	$(84,512)	$601,576
December 31, 2023
Obligations of states and political subdivisions	$6,429	$1	$(44)	$6,386
MBS issued or guaranteed by U.S. government-sponsored enterprises	525,439	630	(65,978)	460,091
CMO issued or guaranteed by U.S. government-sponsored enterprises	149,387	1,161	(9,537)	141,011
Corporate bonds	21,682	1	(3,363)	18,320
Total AFS debt securities	$702,937	$1,793	$(78,922)	$625,808

As of March 31, 2024 and December 31, 2023, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. At March 31, 2024, the net unrealized losses on the transferred securities reported within AOCI were $45.7 million, net of a deferred tax asset of $12.5 million and at December 31, 2023 were $46.9 million, net of a deferred tax asset of $12.8 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at March 31, 2024 and December 31, 2023, were $65.7 million and $60.5 million, respectively, and were net of a deferred tax asset of $18.0 million and $16.6 million, respectively.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Obligations of states and political subdivisions	7	$1,434	$(16)	$2,233	$(42)	$3,667	$(58)
MBS issued or guaranteed by U.S. government-sponsored enterprises	144	27,229	(40)	390,388	(72,341)	417,617	(72,381)
CMO issued or guaranteed by U.S. government-sponsored enterprises	41	9,581	(27)	60,851	(9,768)	70,432	(9,795)
Corporate bonds	12	995	(5)	18,408	(2,273)	19,403	(2,278)
Total AFS debt securities	204	$39,239	$(88)	$471,880	$(84,424)	$511,119	$(84,512)
December 31, 2023
Obligations of states and political subdivisions	6	$2,345	$(6)	$1,437	$(38)	$3,782	$(44)
MBS issued or guaranteed by U.S. government-sponsored enterprises	145	13,474	(23)	407,200	(65,955)	420,674	(65,978)
CMO issued or guaranteed by U.S. government-sponsored enterprises	43	19,620	(45)	62,869	(9,492)	82,489	(9,537)
Corporate bonds	11	—	—	17,319	(3,363)	17,319	(3,363)
Total AFS debt securities	205	$35,439	$(74)	$488,825	$(78,848)	$524,264	$(78,922)

For the three months ended March 31, 2024 and 2023, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. AFS municipal debt holdings comprise only high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds primarily comprise investment grade senior notes and senior subordinated notes of other financial institutions.

At March 31, 2024 and December 31, 2023, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.7 million at each date, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity at March 31, 2024, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	10,833	9,993
Due after five years through ten years	16,274	14,780
Due after ten years	—	—
Subtotal	27,107	24,773
Mortgage-related securities	658,156	576,803
Total	$685,263	$601,576

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
Obligations of U.S. government-sponsored enterprises	$7,627	$—	$(641)	$6,986
Obligations of states and political subdivisions	56,333	331	(884)	55,780
MBS issued or guaranteed by U.S. government-sponsored enterprises	302,177	—	(28,030)	274,147
CMO issued or guaranteed by U.S. government-sponsored enterprises	155,040	249	(14,156)	141,133
Corporate bonds	19,172	515	(1,216)	18,471
Total HTM debt securities	$540,349	$1,095	$(44,927)	$496,517
December 31, 2023
Obligations of U.S. government-sponsored enterprises	$7,593	$—	$(528)	$7,065
Obligations of states and political subdivisions	56,262	1,242	(731)	56,773
MBS issued or guaranteed by U.S. government-sponsored enterprises	304,850	—	(21,623)	283,227
CMO issued or guaranteed by U.S. government-sponsored enterprises	157,118	515	(13,497)	144,136
Corporate bonds	19,108	1,377	(1,091)	19,394
Total HTM debt securities	$544,931	$3,134	$(37,470)	$510,595
(1)    Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities as of March 31, 2024 and December 31, 2023, as follows: (1) $958,000 and $992,000 in obligations of U.S. government-sponsored enterprises, (2) $5.5 million and $5.6 million in obligations of state and political subdivisions, (3) $33.7 million and $34.6 million in MBS, (4) $17.9 million and $18.4 million in CMO, and (5) $78,000 and $85,000 in corporate bonds, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded a (credit) provision for credit losses on its HTM debt securities portfolio of ($910,000) and $1.8 million, respectively in the consolidated statements of income. The Company sold its Signature Bank corporate bond and recorded a credit for credit losses on HTM debt securities of ($910,000) during the three months ended March 31, 2024. This credit represented the Company's recovery of a portion of the $1.8 million Signature Bank bond that was previously written off as a provision for credit losses on HTM debt securities during the three months ended March 31, 2023. The initial write-down and the subsequent sale of the Signature Bank bond were in response to Signature Bank's failure, which indicated a significant deterioration in its creditworthiness. Prior to the write-off, the Signature Bank bond was designated as HTM and carried no ACL. In addition to the write-off of the Signature Bank corporate bond during the three months ended March 31, 2023, the Company wrote-off accrued interest receivable totaling $8,000 associated with the Signature Bank bond and recorded a reversal of interest income on the consolidated statements of income during the three months ended March 31, 2023.

The Company evaluated its HTM debt securities with an amortized cost as of March 31, 2024 and December 31, 2023, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The following table presents the activity in the ACL on HTM debt securities for the periods indicated:

	March 31,
(In thousands)	2024	2023
Beginning balance	$—	$—
HTM debt securities recovered (charged-off)	910	(1,838)
(Credit) provision on HTM debt securities	(910)	1,838
Ending balance	$—	$—

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of March 31, 2024 and December 31, 2023, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, total accrued interest receivable on HTM debt securities was $1.5 million and $1.7 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity at March 31, 2024 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$502	$498
Due after one year through five years	1,790	1,798
Due after five years through ten years	37,471	36,110
Due after ten years	43,369	42,831
Subtotal	83,132	81,237
Mortgage-related securities	457,217	415,280
Total	$540,349	$496,517

AFS and HTM Debt Securities Pledged

At March 31, 2024 and December 31, 2023, AFS and HTM debt securities with an amortized cost of $736.8 million and $675.5 million and estimated fair values of $647.0 million and $607.9 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three months ended March 31, 2024 and 2023.
The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
FHLBB	$11,018	$10,020
FRB	5,374	5,374
Total other investments	$16,392	$15,394

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,402,326	$1,370,446
Commercial real estate - owner-occupied	300,626	301,860
Commercial	397,395	403,901
Total commercial loans	2,100,347	2,076,207
Retail Loans:
Residential real estate	1,762,482	1,763,378
Home equity	240,674	240,341
Consumer	17,537	18,168
Total retail loans	2,020,693	2,021,887
Total loans	$4,121,040	$4,098,094

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Net unamortized loan origination costs	$7,070	$7,113
Net unamortized fair value mark discount on acquired loans	(142)	(168)
Total	$6,928	$6,945

The Company's lending activities are primarily conducted in Maine, but also includes loan production offices in New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. At March 31, 2024 and December 31, 2023, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended March 31, 2024 and 2023, the Company sold $41.4 million and $35.1 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $470,000 and $384,000, respectively.

At March 31, 2024 and December 31, 2023, the Company had certain residential mortgage loans with a principal balance of $9.4 million and $10.2 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and at March 31, 2024 and December 31, 2023, recorded unrealized gains of $83,000 and $168,000, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded unrealized (losses) gains on loans held for sale within mortgage banking income, net, on the Company's consolidated statements of income of ($85,000) and $85,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale at March 31, 2024 and December 31, 2023. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2024 and December 31, 2023, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For The Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(309)	—	—	(36)	(345)
Recoveries	7	—	92	6	80	2	187
(Credit) provision for loan losses	(1,294)	(60)	(192)	305	63	14	(1,164)
Ending balance, March 31, 2024	$15,294	$2,230	$4,460	$10,565	$2,360	$704	$35,613
At or For The Three Months Ended March 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	—	(312)	(18)	—	(4)	(334)
Recoveries	1	—	99	4	—	3	107
(Credit) provision for loan losses	(973)	108	(652)	1,737	215	4	439
Ending balance, March 31, 2023	$16,324	$2,470	$4,581	$10,812	$2,440	$507	$37,134
At or For The Year Ended December 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	(58)	(1,560)	(18)	—	(91)	(1,727)
Recoveries	19	—	471	44	1	31	566
(Credit) provision for loan losses	(734)	(14)	512	1,139	(9)	280	1,174
Ending balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935

The ACL on loans decreased $1.3 million during the three months ended March 31, 2024, to $35.6 million. The net decrease over this period was primarily driven by a decrease of $1.3 million in the ACL on loans for the commercial real estate loan portfolio, primarily due to the improvement in the economic outlook primarily for the U.S. and Maine gross domestic product forecast over the Company's forecast period, as compared to December 31, 2023.

At March 31, 2024 and December 31, 2023, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $13.0 million and $12.7 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31, 2024, the Company's total exposure to the lessors of nonresidential buildings' industry and lessors of residential buildings' industry were 13% and 11% of total loans and 32% and 28% of total commercial real estate loans, respectively. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of March 31, 2024.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended March 31, 2024
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$24,940	$110,364	$373,193	$298,334	$144,522	$428,600	$—	$—	$1,379,953
Special mention (Grade 7)	—	7,997	—	—	348	3,566	—	—	11,911
Substandard (Grade 8)	539	—	272	—	2,268	7,383	—	—	10,462
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$25,479	$118,361	$373,465	$298,334	$147,138	$439,549	$—	$—	$1,402,326
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$7,549	$25,991	$51,679	$75,480	$24,167	$101,351	$—	$—	$286,217
Special mention (Grade 7)	—	545	—	2,242	—	1,869	—	—	4,656
Substandard (Grade 8)	—	—	399	317	—	9,037	—	—	9,753
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$7,549	$26,536	$52,078	$78,039	$24,167	$112,257	$—	$—	$300,626
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating
Pass (Grades 1-6)	$6,841	$39,680	$52,095	$53,429	$23,017	$58,186	$121,578	$33,102	$387,928
Special mention (Grade 7)	—	58	236	—	—	99	538	159	1,090
Substandard (Grade 8)	—	234	484	357	887	2,108	2,471	1,836	8,377
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$6,841	$39,972	$52,815	$53,786	$23,904	$60,393	$124,587	$35,097	$397,395
Gross charge-offs for the three months ended	$—	$2	$—	$14	$—	$218	$25	$50	$309
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$24,318	$165,392	$533,172	$532,317	$217,904	$285,193	$377	$380	$1,759,053
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	664	—	2,765	—	—	3,429
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$24,318	$165,392	$533,172	$532,981	$217,904	$287,958	$377	$380	$1,762,482
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating
Performing	$1,889	$15,937	$22,054	$506	$319	$15,771	$169,846	$13,364	$239,686
Non-performing	—	—	288	—	—	10	546	144	988
Total home equity	$1,889	$15,937	$22,342	$506	$319	$15,781	$170,392	$13,508	$240,674
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating
Performing	$1,303	$4,867	$4,344	$1,750	$656	$2,467	$2,144	$—	$17,531
Non-performing	—	—	—	—	—	6	—	—	6
Total consumer	$1,303	$4,867	$4,344	$1,750	$656	$2,473	$2,144	$—	$17,537
Gross charge-offs for the three months ended	$—	$15	$15	$5	$—	$—	$1	$—	$36

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the year ended December 31, 2023
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$103,012	$364,777	$296,152	$146,707	$116,777	$320,101	$—	$—	$1,347,526
Special mention (Grade 7)	7,997	—	—	350	33	3,597	—	—	11,977
Substandard (Grade 8)	747	450	—	2,287	114	7,345	—	—	10,943
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$111,756	$365,227	$296,152	$149,344	$116,924	$331,043	$—	$—	$1,370,446
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$26,902	$53,550	$76,575	$24,608	$18,728	$89,133	$—	$—	$289,496
Special mention (Grade 7)	—	—	2,355	—	—	141	—	—	2,496
Substandard (Grade 8)	—	402	320	—	—	9,146	—	—	9,868
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$26,902	$53,952	$79,250	$24,608	$18,728	$98,420	$—	$—	$301,860
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$58	$—	$—	$58
Commercial
Risk rating:
Pass (Grades 1-6)	$41,871	$54,323	$56,102	$24,338	$25,620	$35,442	$119,119	$36,895	$393,710
Special mention (Grade 7)	45	—	152	195	—	101	660	5	1,158
Substandard (Grade 8)	248	588	296	769	955	1,354	2,415	2,408	9,033
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$42,164	$54,911	$56,550	$25,302	$26,575	$36,897	$122,194	$39,308	$403,901
Gross charge-offs for the year ended	$—	$68	$137	$31	$20	$1,075	$82	$147	$1,560
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$160,315	$539,835	$540,980	$220,943	$70,917	$226,126	$370	$386	$1,759,872
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	963	—	89	2,454	—	—	3,506
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$160,315	$539,835	$541,943	$220,943	$71,006	$228,580	$370	$386	$1,763,378
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating:
Performing	$15,976	$23,104	$547	$324	$4,124	$12,686	$169,416	$13,405	$239,582
Non-performing	—	—	—	—	—	11	527	221	759
Total home equity	$15,976	$23,104	$547	$324	$4,124	$12,697	$169,943	$13,626	$240,341
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$5,525	$4,908	$2,068	$815	$345	$2,279	$2,191	$—	$18,131
Non-performing	—	—	5	—	—	32	—	—	37
Total consumer	$5,525	$4,908	$2,073	$815	$345	$2,311	$2,191	$—	$18,168
Gross charge-offs for the year ended	$2	$19	$31	$14	$8	$4	$13	$—	$91

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
March 31, 2024
Commercial real estate - non-owner-occupied	$—	$—	$7	$7	$1,402,319	$1,402,326	$—
Commercial real estate - owner-occupied	92	—	—	92	300,534	300,626
Commercial	346	203	620	1,169	396,226	397,395	—
Residential real estate	834	192	967	1,993	1,760,489	1,762,482	—
Home equity	696	382	164	1,242	239,432	240,674	—
Consumer	50	1	6	57	17,480	17,537	—
Total	$2,018	$778	$1,764	$4,560	$4,116,480	$4,121,040	$—
December 31, 2023
Commercial real estate - non-owner-occupied	$44	$41	$184	$269	$1,370,177	$1,370,446	$—
Commercial real estate - owner-occupied	655	—	—	655	301,205	301,860	—
Commercial	1,153	1,199	1,155	3,507	400,394	403,901	—
Residential real estate	1,317	322	1,094	2,733	1,760,645	1,763,378	—
Home equity	521	451	301	1,273	239,068	240,341	—
Consumer	85	8	5	98	18,070	18,168	—
Total	$3,775	$2,021	$2,739	$8,535	$4,089,559	$4,098,094	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	March 31, 2024			December 31, 2023
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$82	$—	$82	$261	$—	$261
Commercial real estate - owner-occupied	123	—	123	125	—	125
Commercial	1,980	—	1,980	1,725	—	1,725
Residential real estate	2,473	—	2,473	2,541	—	2,541
Home equity	994	—	994	759	—	759
Consumer	6	—	6	37	—	37
Total	$5,658	$—	$5,658	$5,448	$—	$5,448

The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Collateral Type	Total Collateral -Dependent Loans	Collateral Type	Total Collateral -Dependent Loans
(In thousands)	Real Estate		Real Estate
Commercial real estate - non-owner occupied	$4,493	$4,493	$4,494	$4,494
Commercial	—	—	671	671
Total	$4,493	$4,493	$5,165	$5,165

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $43,000 and $25,000 for the three months ended March 31, 2024 and 2023, respectively.

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual. As a result, the Company did not record any interest income on its non-accrual loans for the three months ended March 31, 2024 and 2023.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company evaluates all loan modifications in accordance with ASU 2022-02. Under ASU 2022-02, a loan is evaluated to consider whether the loan, as modified, represents a new loan or is a continuation of an existing loan.

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. There were no loans modified for borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three months ended March 31, 2024 and 2023, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At March 31, 2024 and December 31, 2023, the Company had $952,000 and $1.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. At March 31, 2024 and December 31, 2023, the combined carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Short-Term Borrowings:
Bank Term Funding Program	$225,000	$135,000
Customer Repurchase Agreements	201,499	200,657
Overnight Borrowings	—	24,950
FHLBB Borrowings	175,000	125,000
Total Short-Term Borrowings	$601,499	$485,607

At March 31, 2024, the Company had three tranches of BTFP advances totaling $225.0 million, each at a fixed rate of 4.76%, that are scheduled to mature in January of 2025 unless the Company exercises its right to prepayment without penalty. The Company refinanced its $135.0 million of BTFP advances outstanding at December 31, 2023 in January 2024.

The Company has two tranches of junior subordinated debentures in the amount of $44.3 million as of March 31, 2024 and December 31, 2023. Refer to Note 10 of the consolidated financial statements for further details. The Company did not have any other long-term borrowings as of the dates indicated.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$179,746	$179,809
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	21,753	20,848
Total	$201,499	$200,657
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At March 31, 2024 and December 31, 2023, certain customers held CDs totaling $330,000 and $396,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$701,274	$706,719
Standby letters of credit	5,690	5,998
Total	$706,964	$712,717

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of March 31, 2024 and December 31, 2023, the ACL on off-balance sheet credit exposures was $2.3 million and $2.4 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2024 and 2023, the (credit) for credit losses on off-balance sheet credit exposures was ($27,000) and ($275,000), respectively and was presented within (credit) provision for credit losses on the consolidated statements of income.

Legal Contingencies

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened litigation, claims, investigations and legal and administrative cases and proceedings. Although the Company is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that, based on the information currently available, the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial statements.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2024 and December 31, 2023, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three months ended March 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $3.3 million will be reclassified as a decrease to interest expense and an additional $720,000 will be reclassified as a decrease to interest income over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
March 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$568,000	Other Assets	$17,636	$125,000	Accrued interest and other liabilities	$1,239
Total derivatives designated as hedging instruments			$17,636			$1,239
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$295,892	Other assets	$14,343	$295,892	Accrued interest and other liabilities	$14,373
Risk participation agreements	27,951	Other assets	—	61,310	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	17,354	Other assets	331	2,011	Accrued interest and other liabilities	29
Forward delivery commitments	3,355	Other assets	76	6,086	Accrued interest and other liabilities	72
Total derivatives not designated as hedging instruments			$14,750			$14,474
December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$435,000	Other assets	$12,206	$258,000	Accrued interest and other liabilities	$3,387
Total derivatives designated as hedging instruments			$12,206			$3,387
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$298,143	Other assets	$10,699	$298,143	Accrued interest and other liabilities	$10,748
Risk participation agreements	28,077	Other assets	—	52,193	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	10,924	Other assets	215	2,092	Accrued interest and other liabilities	11
Forward delivery commitments	3,445	Other assets	51	6,706	Accrued interest and other liabilities	132
Total derivatives not designated as hedging instruments			$10,965			$10,891
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2024	December 31, 2024	March 31, 2024	December 31, 2023
Loans(1)	$369,616	$374,032	$(5,384)	$(968)
Total	$369,616	$374,032	$(5,384)	$(968)
(1)    These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $795.4 million and $806.5 million, respectively, and the amount of the designated hedged residential loans was $375.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended March 31, 2024
Interest rate contracts	$(88)	$(88)	$—	Interest and fees on loans	$(936)	$(936)	$—
Interest rate contracts	1,989	1,989	—	Interest on borrowings	678	678	—
Interest rate contracts	1,265	1,265	—	Interest on junior subordinated debentures	227	227	—
Total	$3,166	$3,166	$—		$(31)	$(31)	$—

For the Three Months Ended March 31, 2023
Interest rate contracts	$182	$182	$—	Interest and fees on loans	$(717)	$(717)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	(796)	(796)	—	Interest on borrowings	487	487	—
Interest rate contracts	(934)	(934)	—	Interest on junior subordinated debentures	133	133	—
Total	$(1,549)	$(1,549)	$—		$209	$209	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$51,709	$5,198	$534	$45,332	$15,832	$2,085	$528
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(4,416)	$—	$—	$1,552	$—	$—	$—
Derivatives designated as hedging instruments	$5,961	$—	$—	$(1,077)	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(936)	$678	$227	$(717)	$306	$487	$133
Amount of gain (loss) reclassified from AOCI into income - included component	$(936)	$678	$227	$(717)	$306	$487	$133
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(Dollars in thousands)		2024	2023
Customer loan swaps	Other expense	$19	$(27)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	85	84
Forward delivery commitments	Mortgage banking income, net	98	(96)
Total		$202	$(39)

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

As of March 31, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $14.4 million and $10.8 million, respectively. As of March 31, 2024 and December 31, 2023, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $0 and $0, respectively. If the Company had breached any of these provisions at March 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $14.4 million and $10.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2024
Derivative assets:
Customer loan swaps - dealer bank(2)	$13,340	$—	$13,340	$—	$(8,800)	$4,540
Customer loan swaps - commercial customer(3)	1,003	—	1,003	—	—	1,003
Interest rate contracts(2)	17,636	—	17,636	—	(14,339)	3,297
Total	$31,979	$—	$31,979	$—	$(23,139)	$8,840
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$14,373	$—	$14,373	$—	$—	$14,373
Interest rate contracts(2)	1,239	—	1,239	—	1,239	—
Total	$15,612	$—	$15,612	$—	$1,239	$14,373
Customer repurchase agreements	$201,499	$—	$201,499	$—	$—	$201,499
December 31, 2023
Derivative assets:
Customer loan swaps - dealer bank(2)	$9,168	$—	$9,168	$—	$(8,800)	$368
Customer loan swaps - commercial customer(3)	1,531	—	1,531	—	—	1,531
Interest rate contracts(2)	12,206	—	12,206	—	(10,071)	2,135
Total	$22,905	$—	$22,905	$—	$(18,871)	$4,034
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$10,748	$—	10,748	$—	$—	$10,748
Interest rate contracts(2)	3,387	—	3,387	—	3,387	—
Total	$14,135	$—	$14,135	$—	$3,387	$10,748
Customer repurchase agreements	$200,657	$—	$200,657	$200,657	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at March 31, 2024 and December 31, 2023, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2024 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2024		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2023		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$584,405	14.52%	10.50%	10.00%	$577,440	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	546,468	13.58%	8.50%	6.00%	538,153	13.38%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	503,468	12.51%	7.00%	N/A	495,153	12.31%	7.00%	N/A
Tier 1 leverage capital ratio(1)	546,468	9.59%	4.00%	N/A	538,153	9.40%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$556,066	13.85%	10.50%	10.00%	$549,221	13.70%	10.50%	10.00%
Tier 1 risk-based capital ratio	518,129	12.90%	8.50%	8.00%	509,934	12.72%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	518,129	12.90%	7.00%	6.50%	509,934	12.72%	7.00%	6.50%
Tier 1 leverage capital ratio	518,129	9.10%	4.00%	5.00%	509,934	8.91%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At March 31, 2024 and December 31, 2023, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(6,557)	$1,409	$(5,148)	$9,885	$(2,125)	$7,760
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,528)	328	(1,200)	(1,699)	365	(1,334)
Net change in fair value	(5,029)	1,081	(3,948)	11,584	(2,490)	9,094
Cash Flow Hedges:
Change in fair value	3,142	(675)	2,467	(3,109)	668	(2,441)
Less: reclassified AOCI gain into interest expense(1)	905	(194)	711	926	(199)	727
Less: reclassified AOCI (loss) gain into interest income(2)	(936)	201	(735)	(717)	154	(563)
Net change in fair value	3,173	(682)	2,491	(3,318)	713	(2,605)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	(8)	2	(6)	(6)	1	(5)
Other comprehensive (loss) gain	$(1,864)	$401	$(1,463)	$8,260	$(1,776)	$6,484
(1)    Reclassified into interest on deposits, borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(2)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(3)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 13 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2023	$(107,409)	$6,096	$(239)	$(101,552)
Other comprehensive (loss) income before reclassifications	(5,148)	2,467	—	(2,681)
Less: Amounts reclassified from AOCI	(1,200)	(24)	6	(1,218)
Other comprehensive (loss) income	(3,948)	2,491	(6)	(1,463)
Balance at March 31, 2024	$(111,357)	$8,587	$(245)	$(103,015)
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive income (loss) before reclassifications	7,760	(2,441)	—	5,319
Less: Amounts reclassified from AOCI	(1,334)	164	5	(1,165)
Other comprehensive income (loss)	9,094	(2,605)	(5)	6,484
Balance at March 31, 2023	$(122,445)	$3,286	$(312)	$(119,471)
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

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2024	2023
Debit card interchange income	Debit card income	$2,866	$2,938
Services charges on deposit accounts	Service charges on deposit accounts	2,027	1,762
Fiduciary services income	Income from fiduciary services	1,749	1,600
Investment program income	Brokerage and insurance commissions	1,239	1,093
Other non-interest income	Other income	428	422
Total non-interest income within the scope of ASC 606		8,309	7,815
Total non-interest income not in scope of ASC 606		2,013	2,051
Total non-interest income		$10,322	$9,866

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit costs were as follows for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended March 31,
Net periodic pension cost		2024	2023
Service cost (1)	Salaries and employee benefits	$—	$70
Interest cost	Other expenses	181	189
Total		$181	$259
(1)    As of December 31, 2023, there are no active participants in the SERP.

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended March 31,
Net periodic postretirement benefit cost		2024	2023
Service cost	Salaries and employee benefits	$2	$3
Interest cost	Other expenses	38	40
Recognized net actuarial gain	Other expenses	(1)	(1)
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$33	$36

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2024	2023
Net income	$13,272	$12,727
Dividends and undistributed earnings allocated to participating securities(1)	(11)	(25)
Net income available to common shareholders	$13,261	$12,702
Weighted-average common shares outstanding for basic EPS	14,572,051	14,573,122
Dilutive effect of stock-based awards(2)	53,720	58,420
Weighted-average common and potential common shares for diluted EPS	14,625,771	14,631,542
Earnings per common share:
Basic EPS	$0.91	$0.87
Diluted EPS	$0.91	$0.87
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	—	1,141
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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of March 31, 2024 and December 31, 2023, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2024
Financial assets:
Trading securities	$4,847	$4,847	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,370	—	5,370	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	442,006	—	442,006	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	134,797	—	134,797	—
Corporate bonds	19,403	—	19,403	—
Loans held for sale	9,524	—	9,524	—
Customer loan swaps	14,343	—	14,343	—
Interest rate contracts	17,636	—	17,636	—
Fixed rate mortgage interest rate lock commitments	331	—	331	—
Forward delivery commitments	76	—	76	—
Financial liabilities:
Deferred compensation	$4,847	$4,847	$—	$—
Customer loan swaps	14,373	—	14,373	—
Interest rate contracts	1,239	—	1,239	—
Fixed rate mortgage interest rate lock commitments	29	—	29	—
Forward delivery commitments	72	—	72	—
December 31, 2023
Financial assets:
Trading securities	$4,647	$4,647	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	6,386	—	6,386	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	460,091	—	460,091	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	141,011	—	141,011	—
Subordinated corporate bonds	18,320	—	18,320	—
Loans held for sale	10,320	—	10,320	—
Customer loan swaps	10,699	—	10,699	—
Interest rate contracts	12,206	—	12,206	—
Fixed rate mortgage interest rate lock commitments	215	—	215	—
Forward delivery commitments	51	—	51	—
Financial liabilities:
Deferred compensation	$4,647	$4,647	$—	$—
Customer loan swaps	10,748	—	10,748	—
Interest rate contracts	3,387	—	3,387	—
Fixed rate mortgage interest rate lock commitments	11	—	11	—
Forward delivery commitments	132	—	132	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

The table below highlights financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2024
Financial assets:
Collateral-dependent loans	$4,159	$—	$—	$4,159
December 31, 2023
Financial assets:
Collateral-dependent loans	$4,768	$—	$—	$4,768

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
March 31, 2024
Collateral-dependent loans:
Specifically reserved	$4,159	Market approach appraisal of collateral	Estimated selling costs	7%
December 31, 2023
Collateral-dependent loans:
Specifically reserved	$4,768	Market approach appraisal of collateral	Estimated selling costs	7%

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of March 31, 2024 and December 31, 2023, the Company did not have any material non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At March 31, 2024 and December 31, 2023, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2024, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2024, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2024
Financial assets:
HTM debt securities	$540,349	$496,517	$—	$496,517	$—
Commercial real estate loans(1)(2)	1,685,428	1,573,769	—	—	1,573,769
Commercial loans(2)	392,935	379,350	—	—	379,350
Residential real estate loans(2)	1,751,917	1,496,942	—	—	1,496,942
Home equity loans(2)	238,314	233,924	—	—	233,924
Consumer loans(2)	16,833	14,774	—	—	14,774
Servicing assets	2,236	4,285	—	—	4,285
Financial liabilities:
Time deposits	$660,786	$654,668	$—	$654,668	$—
Short-term borrowings	601,499	600,628	—	600,628	—
Junior subordinated debentures	44,331	32,029	—	32,029	—
December 31, 2023
Financial assets:
HTM debt securities	$544,931	$510,595	$—	$510,595	$—
Commercial real estate loans(1)(2)	1,653,435	1,540,327	—	—	1,540,327
Commercial loans(2)	399,032	385,585	—	—	385,585
Residential real estate loans(2)	1,753,124	1,488,248	—	—	1,488,248
Home equity loans(2)	238,124	233,025	—	—	233,025
Consumer loans(2)	17,444	15,279	—	—	15,279
Servicing assets	2,274	4,124	—	—	4,124
Financial liabilities:
Time deposits	$640,539	$634,856	$—	$634,856	$—
Short-term borrowings	485,607	484,849	—	484,849	—
Junior subordinated debentures	44,331	31,918	—	31,918	—
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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

	For the Three Months Ended
(In thousands, except number of shares, per share data and ratios)	March 31, 2024	March 31, 2023
Adjusted Net Income:
Net income, as presented	$13,272	$12,727
Adjustment for Signature Bank bond (recovery) write-off	(910)	1,838
Tax impact of above adjustments(1)	191	(386)
Adjusted net income	$12,553	$14,179
Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$0.91	$0.87
Adjustment for Signature Bank bond (recovery) write-off	(0.06)	0.13
Tax impact of above adjustments(1)	0.01	(0.03)
Adjusted diluted earnings per share	$0.86	$0.97
Adjusted Return on Average Assets:
Return on average assets, as presented	0.93%	0.91%
Adjustment for Signature Bank bond (recovery) write-off	(0.06)%	0.13%
Tax impact of above adjustments(1)	0.01%	(0.03)%
Adjusted return on average assets	0.88%	1.01%
Adjusted Return on Average Equity:
Return on average equity, as presented	10.77%	11.16%
Adjustment for Signature Bank bond (recovery) write-off	(0.74)%	1.61%
Tax impact of above adjustments(1)	0.16%	(0.34)%
Adjusted return on average equity	10.19%	12.43%
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

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income, as presented	$13,272	$12,727
Adjustment for (credit) provision for credit losses	(2,102)	2,002
Adjustment for income tax expense	3,063	3,252
Adjusted pre-tax, pre-provision income	$14,233	$17,981

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

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Non-interest expense, as presented	$27,362	$26,165
Net interest income, as presented	$31,273	$34,280
Adjustment for the effect of tax-exempt income(1)	150	229
Non-interest income, as presented	10,322	9,866
Adjusted net interest income plus non-interest income	$41,745	$44,375
Ratio of non-interest expense to total revenues(2)	65.78%	59.27%
Efficiency ratio	65.55%	58.96%
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

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Return on Average Tangible Equity:
Net income, as presented	$13,272	$12,727
Adjustment for amortization of core deposit intangible assets	139	148
Tax impact of above adjustment(1)	(29)	(31)
Net income, adjusted for amortization of core deposit intangible assets	$13,382	$12,844
Average equity, as presented	$495,513	$462,651
Adjustment for average goodwill and core deposit intangible assets	(95,604)	(96,191)
Average tangible equity	$399,909	$366,460
Return on average equity	10.77%	11.16%
Return on average tangible equity	13.46%	14.21%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see "Adjusted Net Income" table above)	$12,553	$14,179
Adjustment for amortization of core deposit intangible assets	139	148
Tax impact of above adjustment(1)	(29)	(31)
Adjusted net income, adjusted for amortization of core deposit intangible assets	$12,663	$14,296
Adjusted return on average tangible equity	12.74%	15.82%
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

(Dollars in thousands, except number of shares, per share data and ratios)	March 31, 2024	December 31, 2023
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$501,577	$495,064
Adjustment for goodwill and core deposit intangible assets	(95,529)	(95,668)
Tangible shareholders’ equity	$406,048	$399,396
Shares outstanding at period end	14,593,830	14,565,952
Book value per share	$34.37	$33.99
Tangible book value per share	$27.82	$27.42
Tangible Common Equity Ratio:
Total assets	$5,794,785	$5,714,506
Adjustment for goodwill and core deposit intangible assets	(95,529)	(95,668)
Tangible assets	$5,699,256	$5,618,838
Common equity ratio	8.66%	8.66%
Tangible common equity ratio	7.12%	7.11%

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

(Dollars in thousands)	March 31, 2024	December 31, 2023
Total deposits	$4,551,524	$4,597,360
Adjustment for certificates of deposit	(585,786)	(609,503)
Adjustment for brokered deposits	(153,942)	(101,919)
Core deposits	$3,811,796	$3,885,938

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

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Total average deposits(1)	$4,370,688	$4,520,424
Adjustment average certificates of deposit	(582,806)	(320,209)
Average core deposits	$3,787,882	$4,200,215
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

There have been no material changes to the Company's critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2023. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.8 billion in assets at March 31, 2024, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Net income for the first quarter of 2024 was $13.3 million, an increase of $545,000, or 4%, compared to the first quarter of 2023, and diluted EPS increased $0.04 or 5%, to $0.91 for the first quarter of 2024 compared to the same period last year. The Company's operating results for the first quarter of 2024 included a $910,000 partial recovery from the sale of a Signature Bank corporate bond that we had written off in the first quarter of 2023 upon notice of Signature Bank failing. Excluding the sale of the corporate bond, adjusted net income (non-GAAP) for the first quarter of 2024 was $12.6 million and adjusted EPS was $0.86, each a decrease of 11% from the first quarter of 2023.

Like many others across the banking industry, the Company's earnings continue to be affected by the inverted yield curve. Through the first quarter of 2024, our funding costs continued to rise at a faster pace than our earning asset yields, which resulted in further net interest margin compression period-over-period. The Company's net interest margin for the first quarter of 2024 was 2.30%, compared to 2.54% for the same period of 2023.

Our asset quality continues to be a strength of the Company, and we continue to monitor the portfolio actively for potential risks. In light of the current macroeconomic environment and developments in the banking industry, we have and continue to monitor our commercial real estate portfolio. Through these reviews, there have been no significant signs of distress within the portfolios, which speaks to our disciplined and consistent underwriting of loans in all economic environments and cycles. On March 31, 2024, loans 30-89 days past due to total loans decreased to 0.05% of total loans, from 0.12% at December 31, 2023, and annualized net charge-offs continue to be very strong at 0.02% of average loans for the first quarter of 2024, compared to 0.03% for the fourth quarter of 2023. Due to these strong credit quality metrics, combined with a more favorable macroeconomic forecast between periods, the Company’s allowance for credit losses ("ACL") on loans decreased to 0.86% as of March 31, 2024, compared to 0.90% at December 31, 2023.

The following table outlines other key financial metrics for the periods indicated:

	At or for the Three Months Ended
(In thousands, except per share data and ratios)	March 31, 2024	December 31, 2023	March 31, 2023	% Change Mar 2024 vs. Dec 2023	% Change Mar 2024 vs. Mar 2023
Earnings and Profitability
Net income	$13,272	$8,480	$12,727	57%	4%
Diluted EPS	$0.91	$0.58	$0.87	57%	5%
Adjusted net income (non-GAAP)	$12,553	$12,410	$14,179	1%	(11)%
Adjusted diluted EPS (non-GAAP)	$0.86	$0.85	$0.97	1%	(11)%
Return on average assets	0.93%	0.59%	0.91%	0.34%	0.02%
Adjusted return on average assets (non-GAAP)	0.88%	0.87%	1.01%	0.01%	(0.13)%
Return on average equity	10.77%	7.20%	11.16%	3.57%	(0.39)%
Adjusted return on average equity (non-GAAP)	10.19%	10.53%	12.43%	(0.34)%	(2.24)%
Return on average tangible equity (non-GAAP)	13.46%	9.18%	14.21%	4.28%	(0.75)%
Adjusted return on average tangible equity (non-GAAP)	12.74%	13.38%	15.82%	(0.64)%	(3.08)%
Efficiency ratio (non-GAAP)	65.55%	63.48%	58.96%	2.07%	6.59%
Balance Sheet and Liquidity
Loans	$4,121,040	$4,098,094	$4,073,108	1%	1%
Deposits	$4,551,524	$4,597,360	$4,642,734	(1)%	(2)%
Cash dividends declared per share	$0.42	$0.42	$0.42	—%	—%
Uninsured and uncollateralized deposits to total deposits	14.80%	14.60%	14.90%	0.20%	(0.10)%
Available liquidity sources to uninsured and uncollateralized deposits	207.86%	201.67%	187.70%	6.19%	20.16%
Credit Quality and Capital
Non-performing assets to total assets	0.13%	0.13%	0.09%	—%	0.04%
Loans 30-89 days past due to total loans	0.05%	0.12%	0.05%	(0.07)%	—%
Allowance for credit losses on loans to total loans	0.86%	0.90%	0.91%	(0.04)%	(0.05)%
Total risk-based capital ratio	14.52%	14.36%	13.95%	0.16%	0.57%
Tangible common equity ratio (non-GAAP)	7.12%	7.11%	6.56%	0.01%	0.56%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended March 31, 2024, net interest income was 75% of total revenues, compared to 78% for the quarter ended March 31, 2023. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income on a fully-taxable equivalent basis (non-GAAP) as a percentage of average interest-earning assets.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the quarter ended March 31, 2024 was $31.4 million, a decrease of $3.1 million, or 9%, compared to the first quarter of 2023. The decrease consisted of a $10.5 million increase in interest expense, partially offset by an increase in interest income on a fully-taxable equivalent basis of $7.4 million between periods.
•The increase in interest expense between periods was primarily the result of an 82 basis point increase in our average cost of funds to 2.27% for the first quarter of 2024. Our deposit and borrowing costs increased throughout the past year and in the first quarter of 2024 as the Federal Funds Rate target range was 5.25% - 5.50% in the first quarter of 2024, compared to 4.75% - 5.00% as of March 31, 2023. The increase in short-term interest rates between periods has resulted in rising funding costs between periods and we remain in a higher interest rate environment.
The Company’s average deposit costs for the quarter ended March 31, 2024 were 1.97%, compared to 1.22% for the same period in 2023. Deposit costs have continued to be pressured throughout the first quarter of 2024 due to the higher short-term rates. Other drivers of deposit costs included strong deposit competition within our markets, and more broadly across depository institutions, including changes in the deposit mix as depositors moved deposits into higher interest-earning deposit accounts. Customers continued to deploy excess cash into higher interest-earning deposit accounts to obtain the best rates, and this change in deposit mix drove a significant increase in money market and CD balances over the past year and a significant decrease in low-cost savings and checking accounts.
The Company’s average cost of borrowings for the three months ended March 31, 2024 increased to 3.96%, up from 3.13% for the three months ended March 31, 2023. The increase was driven by the continued increase in short-term interest between years, but also was due to the increase in average borrowings of $139.0 million, or 22%, which were used to offset the decreases in deposits of $149.7 million, or 3%, over the past year.
•The increase in interest income on a fully-taxable equivalent basis was also primarily driven by the higher interest rate environment between years. For the first quarter of 2024, the Company’s yield on average interest-earning assets was 4.44%, compared to 3.92% for the same period in 2023.
The Company’s average loan yield was 5.00% for the first three months of 2024, an increase of 50 basis points over the first three months of 2023. We continue to reinvest loan and investment cash flows primarily back into loans at current market rates to support yield expansion.
The Company’s average investment yield was 2.59% for the first quarter of 2024, an increase of 40 basis points over the same period in 2023. The increase between periods is the result of the continued cash flow from lower-yielding investments combined with the sale of investments in the second half of 2023 to reposition the Company's balance sheet. The increase in our investment yield was able to drive an increase in interest income on investments year-over-year and fully offset the impact of a decrease in average investment balances of 7% between periods.

Net Interest Margin. Net interest margin on a fully-taxable equivalent basis for the three months ended March 31, 2024 and 2023 was 2.30% and 2.54%, respectively.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$44,487	$488	4.34%	$26,018	$253	3.89%
Investments - taxable	1,187,699	7,521	2.53%	1,237,351	6,377	2.06%
Investments - nontaxable(1)	62,385	589	3.78%	105,502	966	3.66%
Loans(2):
Commercial real estate	1,682,599	21,007	4.94%	1,646,005	18,959	4.61%
Commercial(1)	389,695	5,960	6.05%	409,112	5,615	5.49%
SBA PPP	324	4	4.46%	594	4	2.55%
Municipal(1)	14,653	160	4.40%	15,997	140	3.56%
Residential real estate	1,773,077	19,557	4.41%	1,715,192	16,200	3.78%
Consumer and home equity	257,305	5,047	7.89%	253,760	4,440	7.10%
Total loans	4,117,653	51,735	5.00%	4,040,660	45,358	4.50%
Total interest-earning assets	5,412,224	60,333	4.44%	5,409,531	52,954	3.92%
Cash and due from banks	65,763			46,713
Other assets	276,937			268,550
Less: ACL	(36,944)			(37,127)
Total assets	$5,717,980			$5,687,667
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$933,321	$—	—%	$1,076,469	$—	—%
Interest checking	1,490,185	9,381	2.53%	1,689,862	8,341	2.00%
Savings	599,791	305	0.20%	734,804	137	0.08%
Money market	764,585	6,260	3.29%	699,080	3,785	2.20%
Certificates of deposit	582,806	5,470	3.77%	320,209	1,368	1.73%
Total deposits	4,370,688	21,416	1.97%	4,520,424	13,631	1.22%
Borrowings:
Brokered deposits	133,385	1,762	5.31%	220,559	2,201	4.05%
Customer repurchase agreements	182,487	728	1.60%	182,754	481	1.07%
Junior subordinated debentures	44,331	534	4.85%	44,331	528	4.83%
Other borrowings	401,683	4,470	4.40%	175,223	1,604	3.71%
Total borrowings	761,886	7,494	3.96%	622,867	4,814	3.13%
Total funding liabilities	5,132,574	28,910	2.27%	5,143,291	18,445	1.45%
Other liabilities	89,893			81,725
Shareholders' equity	495,513			462,651
Total liabilities & shareholders' equity	$5,717,980			$5,687,667
Net interest income (fully-taxable equivalent)		31,423			34,509
Less: fully-taxable equivalent adjustment		(150)			(229)
Net interest income		$31,273			$34,280
Net interest rate spread (fully-taxable equivalent)			2.17%			2.47%
Net interest margin (fully-taxable equivalent)			2.30%			2.54%
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

	Three Months Ended March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$315	$(80)	$235
Investments – taxable	(256)	1,400	1,144
Investments – nontaxable	(395)	18	(377)
Commercial real estate	422	1,626	2,048
Commercial	(268)	613	345
Municipal	(12)	32	20
Residential real estate	547	2,810	3,357
Consumer and home equity	62	545	607
Total interest income (fully-taxable equivalent)	415	6,964	7,379
Interest-bearing liabilities:
Interest checking	(985)	2,025	1,040
Savings	(27)	195	168
Money market	355	2,120	2,475
Certificates of deposit	1,120	2,982	4,102
Brokered deposits	(871)	432	(439)
Customer repurchase agreements	(1)	248	247
Junior subordinated debentures	—	6	6
Other borrowings	2,073	793	2,866
Total interest expense	1,664	8,801	10,465
Net interest income (fully-taxable equivalent)	$(1,249)	$(1,837)	$(3,086)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended March 31,
(In thousands)		2024	2023
Interest income from residential real estate derivatives	Interest income	$1,519	$479
Loan fees (costs)	Interest income	326	(467)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	23	34
Recoveries on previously charged-off acquired loans	Interest income	98	26
Total		$1,966	$72

Provision for Credit Losses
The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
(Credit) provision for loan losses(1)	$(1,164)	$439	$(1,603)	(365)%
Credit for credit losses on off-balance sheet credit exposures(2)	(28)	(276)	248	(90)%
(Credit) provision for HTM debt securities(3)	(910)	1,839	(2,749)	—%
Provision for credit losses	$(2,102)	$2,002	$(4,104)	(205)%
(1)    (Credit) provision for loan losses: Negative provision expense (i.e., credit for credit losses) of $1.2 million was recorded for the first quarter of 2024 and was driven by strong asset quality and an improved macroeconomic forecast between periods.
(2)    Credit for credit losses on off-balance sheet credit exposures: At March 31, 2024, the ACL on off-balance sheet credit exposures was $2.3 million, as compared to $3.0 million as of March 31, 2023. The decrease was driven by the decrease in unfunded commitments of $76.1 million between periods and the improvement of the macroeconomic forecast between periods.
(3)    Provision for HTM debt securities: In the first quarter of 2024, the Company sold a Signature Bank corporate bond and recovered proceeds of $910,000. In the first quarter of 2023, the Company had written-off the Signature Bank corporate bond upon receiving notice of its failure.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Debit card income	$2,866	$2,938	$(72)	(2)%
Service charges on deposit accounts(1)	2,027	1,762	265	15%
Income from fiduciary services	1,749	1,600	149	9%
Brokerage and insurance commissions	1,239	1,093	146	13%
Mortgage banking income, net	808	716	92	13%
Bank-owned life insurance	683	592	91	15%
Other income(2)	950	1,165	(215)	(18)%
Total non-interest income	$10,322	$9,866	$456	5%
Non-interest income as a percentage of total revenues	25%	22%
(1)    Service charges on deposit accounts: The increase was driven by the increase in overdraft income of $199,000 between periods.
(2)    Other income: The decrease was driven by a decrease in customer loan swap fees of $238,000 between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Salaries and employee benefits(1)	$15,954	$14,573	$1,381	9%
Furniture, equipment and data processing(2)	3,629	3,211	418	13%
Net occupancy costs	2,070	2,079	(9)	N.M.
Debit card expense	1,264	1,201	63	5%
Consulting and professional fees	860	1,055	(195)	(18)%
Regulatory assessments	857	845	12	1%
Amortization of core deposit intangible assets	139	148	(9)	(6)%
OREO and collection costs, net	10	5	5	100%
Other expenses(3)	2,579	3,048	(469)	(15)%
Total non-interest expense	$27,362	$26,165	$1,197	5%
Ratio of non-interest expense to total revenues	65.78%	59.27%
Efficiency ratio (non-GAAP)	65.55%	58.96%
(1)    Salaries and employee benefits: The increase between periods was primarily driven by higher incentive accruals due to better company performance in the first quarter 2024 compared to the same period of 2023.
(2)    Furniture, equipment and data processing: The increase between periods reflects the continued investments in customer-facing technology platforms, internal systems and production platforms to drive increased productivity and efficiencies, and updates to various information security and resiliency-related systems and enhancements.
(3)    Other expense: The decrease between periods was driven by the decrease in external hiring costs of $237,000 due to CEO transition costs incurred in the first quarter of 2023 and the decrease in donations of $118,000.

FINANCIAL CONDITION
Cash and Cash Equivalents
Total cash and cash equivalents at March 31, 2024, was $176.7 million, compared to $99.8 million at December 31, 2023. The increase in cash of $76.9 million, or 77%, between periods was driven by the increase in timing of loan and deposit cash flows. Subsequent to quarter end cash levels have decreased to our historical normal levels and management continually monitors our cash levels as part of our liquidity risk management practices. Refer to the "—Liquidity" section for additional details.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At March 31, 2024 and December 31, 2023, our investment portfolio consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

In 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At March 31, 2024, the net unrealized losses on the transferred securities reported within AOCI were $45.7 million, net of a deferred tax asset of $12.5 million, and the weighted-average life on these securities was 8.4 years. At December 31, 2023, the net unrealized losses on the transferred securities reported within AOCI were $46.9 million, net of a deferred tax asset of $12.8 million and the weighted-average life of these securities was 8.5 years.

At March 31, 2024, the reported value of the Company's total investments portfolio was $1.2 billion, a decrease of $27.6 million, or 2.3%, since December 31, 2023. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $23.3 million.

•A net decrease in the fair value of the AFS debt securities portfolio of $6.6 million due to interest rate movements during the quarter.

Our AFS debt securities portfolio, which comprised 52% and 53% of our investment portfolio at March 31, 2024 and December 31, 2023, respectively, was carried at fair value using Level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities portfolio comprised 46% of our investment portfolio at both March 31, 2024 and December 31, 2023.

The book value of our debt securities as of both March 31, 2024 and December 31, 2023, was $1.2 billion. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. The following table provides the make-up of the Company's investment portfolio as of March 31, 2024 and December 31, 2023, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	March 31, 2024	Percent of Total at March 31, 2024	December 31, 2023	Percent of Total at December 31, 2023
MBS - Agency-backed	$816,230	67%	$830,288	67%
CMO - Agency-backed	299,141	24%	306,505	25%
Municipal	61,759	5%	62,691	5%
Corporate	40,853	3%	40,790	3%
Other - Agency-backed	7,627	1%	7,593	1%
Total	$1,225,610	100%	$1,247,867	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities at March 31, 2024, compared to December 31, 2023, remains relatively unchanged and the Company expects the portfolio will continue to be well positioned to provide a stable source of cash flow. At March 31, 2024 and December 31, 2023, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.5 years and 5.7 years, respectively.

We completed a review of our HTM and AFS investment portfolio as of March 31, 2024, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024				December 31, 2023
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain
Municipal bonds	54	$61,151	$61,759	$(608)	55	$63,159	$62,691	$468
Corporate bonds	20	37,874	40,853	(2,979)	20	37,714	40,790	(3,076)
Total	74	$99,025	$102,612	$(3,587)	75	$100,873	$103,481	$(2,608)

At March 31, 2024 and December 31, 2023, municipal bonds were 5% of the book value of the total bond portfolio and all carried an investment-grade credit rating.

At March 31, 2024 and December 31, 2023, corporate bonds were 3% of the book value of the total bond portfolio and 77% of these corporate bonds carried an investment-grade credit rating. The remaining 23% of corporate bonds were non-rated corporate bonds of community banks within our markets. As of March 31, 2024, the corporate bond portfolio was made up of 18 different companies, which included 16 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 32% of our exposure as of March 31, 2024, being to global systemically important banks, or "G-SIBs".

At March 31, 2024 and December 31, 2023, the Company did not carry an ACL on any of its corporate or municipal bonds.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2024 and December 31, 2023, our investment in FHLBB stock totaled $11.0 million and $10.0 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Loans
The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	March 31, 2024	December 31, 2023	($)	(%)
Commercial real estate - non-owner-occupied	$1,402,326	$1,370,446	$31,880	2%
Commercial real estate - owner-occupied	300,626	301,860	(1,234)	—%
Commercial	397,395	403,901	(6,506)	(2)%
Residential real estate	1,762,482	1,763,378	(896)	—%
Consumer and home equity	258,211	258,509	(298)	—%
Total loans	$4,121,040	$4,098,094	$22,946	1%
Commercial Loan Portfolio	$2,100,347	$2,076,207	$24,140	1%
Retail Loan Portfolio	$2,020,693	$2,021,887	$(1,194)	—%
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

Portfolio Concentrations
Our primary market continues to be Maine, making up 68% of the loan portfolio as of both March 31, 2024 and December 31, 2023. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 15% and 10%, of our total loan portfolio as of March 31, 2024, respectively, and 16% and 10% as of December 31, 2023, respectively. As of March 31, 2024, our distribution channels included 55 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, a mortgage loan production office in Braintree, Massachusetts, and an online residential mortgage and small business digital loan platform.

At March 31, 2024, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 32% and 28% of our total commercial real estate portfolio and 13% and 11% of total loans, respectively. At December 31, 2023, the non-residential building operators’ industry and lessors of residential building industry concentrations were 33% and 28%, respectively, of total commercial real estate portfolio and 14% and 11% of total loans. At March 31, 2024, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the industry concentrations of the commercial loan portfolio at the dates indicated:

	March 31,		December 31,
	2024		2023		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,056,849	50%	$1,057,148	51%	$(299)	—%
Lodging	242,536	12%	229,017	11%	13,519	6%
Retail trade	118,395	6%	116,623	6%	1,772	2%
Health care	97,906	5%	95,801	5%	2,105	2%
Manufacturing	72,494	3%	74,089	4%	(1,595)	(2)%
Construction	71,753	3%	73,936	4%	(2,183)	(3)%
Wholesale trade	68,338	3%	67,512	3%	826	1%
Finance and insurance	64,511	3%	66,038	3%	(1,527)	(2)%
Other (each < 3%)	307,565	15%	296,043	14%	11,522	4%
Total	$2,100,347	100%	$2,076,207	100%	$24,140	1%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,402,326	67%	$1,370,446	66%	31,880	2%
Commercial real estate - owner-occupied	300,626	14%	301,860	15%	(1,234)	—%
Commercial	397,395	19%	403,901	19%	(6,506)	(2)%
Total	$2,100,347	100%	$2,076,207	100%	$24,140	1%

(1) The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	March 31,			December 31,
	2024			2023			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$272,752	26%	7%	$274,181	26%	7%	$(1,429)	(1)%
Office(b)	169,729	16%	4%	169,904	16%	4%	(175)	—%
Multi-family (1-4 units)(c)	168,395	16%	4%	153,166	14%	4%	15,229	10%
Industrial	165,154	16%	4%	164,021	16%	4%	1,133	1%
Retail	163,691	15%	4%	167,865	16%	4%	(4,174)	(2)%
Other(d)	117,128	11%	3%	128,011	12%	3%	(10,883)	(9)%
Total	$1,056,849	100%	26%	$1,057,148	100%	26%	$(299)	—%
(a) Multi-family (5+ units) loans are primarily located in non-urban locations, including 79% in Maine, 11% in Massachusetts, 8% in New Hampshire, and 2% in other states at March 31, 2024 and December 31, 2023, respectively.
(b) Office loans are located in non-urban locations, including 52% in Maine, 26% in New Hampshire, and 22% in Massachusetts at March 31, 2024. and December 31, 2023, respectively.
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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Non-accrual loans:
Commercial real estate - non-owner-occupied	$82	$262
Commercial real estate - owner-occupied	123	124
Commercial	1,980	1,725
Residential real estate	2,473	2,539
Consumer and home equity	1,000	798
Total non-accrual loans	5,658	5,448
Accruing TDRs prior to ASU 2022-02 adoption not included above	1,973	1,990
Total non-performing loans	7,631	7,438
Other real estate owned	—	—
Total non-performing assets	$7,631	$7,438
Total loans, excluding loans held for sale	$4,121,040	$4,098,094
Total assets	5,794,785	5,714,506
ACL on loans	35,613	36,935
ACL on loans to non-accrual loans	629.43%	677.96%
Non-accrual loans to total loans	0.14%	0.13%
Non-performing loans to total loans	0.19%	0.18%
Non-performing assets to total assets	0.13%	0.13%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. At March 31, 2024 and December 31, 2023, loans classified as potential problem loans totaled $173,000 and $1.2 million, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$—	$84
Commercial real estate - owner-occupied	92	656
Commercial	537	2,007
Residential real estate	797	1,290
Consumer and home equity	618	922
Total	$2,044	$4,959
Total loans	$4,121,040	$4,098,094
Accruing loans 30-89 days past due to total loans	0.05%	0.12%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2023
(Dollars in thousands)	2024	2023
ACL on loans at the beginning of the period	$36,935	$36,922	$36,922
(Credit) provision for loan losses	(1,164)	439	1,174
Net charge-offs (recoveries)[1]
Commercial real estate	(7)	(1)	39
Commercial	217	213	1,089
Residential real estate	(6)	14	(26)
Consumer and home equity	(46)	1	59
Total net charge-offs	158	227	1,161
ACL on loans at the end of the period	$35,613	$37,134	$36,935
Components of ACL:
ACL on loans	$35,613	$37,134	$36,935
ACL on off-balance sheet credit exposures	2,325	2,990	2,353
ACL at end of the period	$37,938	$40,124	$39,288
Total loans, excluding loans held for sale	$4,121,040	$4,073,108	$4,098,094
Average Loans	$4,117,653	$4,040,660	$4,076,681
Net charge-offs to average loans (annualized)	0.02%	0.02%	0.03%
(Credit) provision for loan losses (annualized) to average loans	(0.11)%	0.04%	0.03%
ACL on loans to total loans	0.86%	0.91%	0.90%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended March 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2024:
Commercial real estate	$—	$7	$(7)	$1,682,599	—%
Commercial	309	92	217	404,672	0.05%
Residential real estate	—	6	(6)	1,773,077	—%
Consumer and home equity	36	82	(46)	257,305	(0.02)%
Total	$345	$187	$158	$4,117,653	0.02%
2023:
Commercial real estate	$—	$1	$(1)	$1,646,005	—%
Commercial	312	99	213	425,703	0.05%
Residential real estate	18	4	14	1,715,192	—%
Consumer and home equity	4	3	1	253,760	—%
Total	$334	$107	$227	$4,040,660	0.02%

	For the Year Ended December 31,
2023:
Commercial real estate	$58	$19	$39	$1,659,078	—%
Commercial	1,560	471	1,089	415,650	0.26%
Residential real estate	18	44	(26)	1,748,076	—%
Consumer and home equity	91	32	59	253,877	0.02%
Total	$1,727	$566	$1,161	$4,076,681	0.03%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months ended March 31, 2024. The significant key assumptions used with the ACL on loans calculation at March 31, 2024 and December 31, 2023, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of March 31, 2024 and December 31, 2023, the recorded ACL on loans was $35.6 million, or 0.86% to total loans, and $36.9 million, or 0.90% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a recession over the next 12 to 24 months using multiple scenarios and probability weighting each scenario. The ACL on loans as of March 31, 2024 incorporated a lower weighting for the probability of a recession over the next 12 to 24 months based on management's forecasted macroeconomic outlook as of that date. The improved macroeconomic outlook, combined with the Company's strong asset quality at both March 31, 2024 and December 31, 2023, which included proactive stress testing by management on certain loan segments, resulted in a decrease in the ACL on loans.

The overall global and national markets continue to be volatile and carry a high degree of uncertainty, and any changes to our forecast or qualitative factors subject our ACL estimate to a higher risk of fluctuation between periods.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change of our assumptions likely will alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on loans is reviewed periodically within a calendar quarter to assess trends in CECL ("Current Expected Credit Losses") key assumptions and asset quality, and their effects on the Company's financial condition.

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the three months ended March 31, 2024. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of March 31, 2024 and December 31, 2023, was $2.3 million and $2.4 million, respectively.

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

ACL on HTM Securities. As of March 31, 2024, we have evaluated our HTM debt securities and we have not identified any credit concerns. As of March 31, 2024 and December 31, 2023, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 3 of the consolidated financial statements for further discussion.

Liabilities
Deposits. At March 31, 2024 and December 31, 2023, deposits totaled $4.6 billion. The deposit landscape continues to be highly competitive across our markets due to the interest rate environment as depositors look to deploy excess liquidity into higher yielding, interest-bearing deposit accounts. We continue to manage our deposits closely with a focus on maintaining and enhancing existing depositor relationships and developing new ones, while balancing the Company's overall funding cost and liquidity position.

The decrease of 1% in deposits in the first quarter of 2024, was driven by a decrease in checking account balances, which were lower by $89.2 million, or 4%, due to: (1) normal seasonality; (2) continued remix from low-cost deposits, such as checking and savings accounts, to money market and CDs; and (3) we managed out a single higher-cost municipal deposit relationship totaling $72.0 million at December 31, 2023. From time-to-time, we will move in and out of this municipal deposit relationship based on funding needs and opportunities to optimize our funding costs. CD balances decreased $23.7 million, or 4%, in the first quarter of 2024, as the Company opted to not renew a single higher-cost municipal CD totaling $50.0 million as we were able to utilize other funding means that were more cost effective, including the BTFP, brokered deposits and derivatives.

The Company's loan-to-deposit ratio was 91% at March 31, 2024, compared to 89% at December 31, 2023.

At March 31, 2024, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $935 million, or 21% of total deposits, as of March 31, 2024, and $1.1 billion, or 23% of total deposits, as of December 31, 2023.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $674.4 million, or 15% of total deposits, as of March 31, 2024 and $669.5 million, or 15% of total deposits, as of December 31, 2023.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $117.1 million, or 20% of CD balances, as of March 31, 2024, and $167.2 million, or 27% of CD balances, as of December 31, 2023. The total uninsured portion of these CDs was $41.6 million, or 7% and $93.7 million, or 15% as of March 31, 2024 and December 31, 2023, respectively.

Borrowings. At March 31, 2024, total borrowings were $645.8 million, an increase of $115.9 million, or 22%, since December 31, 2023. In the first quarter of 2024, we took several actions to optimize our funding costs and improve net interest income and net interest margin. This included refinancing our existing BTFP and increasing our advances by $90.0 million and increasing our FHLBB advances by $50.0 million as part of an interest rate swap. The Company’s borrowings at March 31, 2024, consisted of:
•Borrowings from the BTFP totaling $225.0 million that are at a fixed rate of 4.76% and scheduled to mature in January 2025. The Company may prepay the BTFP borrowing at any time without penalty.
•Customer repurchase agreements totaling $201.5 million, an increase of $842,000, since December 31, 2023.
•Short-term FHLBB advances of $175.0 million, an increase of $50.0 million since December 31, 2023.

Shareholders' Equity
Shareholders' equity at March 31, 2024, totaled $501.6 million, an increase of $6.5 million, or 1%, since December 31, 2023. The increase was driven by net income of $13.3 million for the three months ended March 31, 2024, offset by regular quarterly cash dividends of $6.1 million, and a decrease to AOCI of $1.5 million.

On March 26, 2024, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on April 30, 2024 to shareholders of record as of April 15, 2024. As of March 31, 2024, the Company's annualized dividend yield was 5.01% based on Camden National's closing share price of $33.52, as reported by NASDAQ on March 28, 2024, the last trading day of the first quarter of 2024.

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2023. We did not repurchase any shares of the Company's common stock during the first quarter of 2024.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	At or For The Three Months Ended March 31,		At or For The Year Ended December 31, 2023
	2024	2023
Financial Ratios
Average equity to average assets	8.67%	8.13%	8.18%
Common equity ratio	8.66%	8.13%	8.66%
Tangible common equity ratio (non-GAAP)	7.12%	6.56%	7.11%
Dividend payout ratio	46.15%	48.28%	56.38%
Per Share Data
Book value per share	$34.37	$31.87	$33.99
Tangible book value per share (non-GAAP)	$27.82	$25.28	$27.42
Dividends declared per share	$0.42	$0.42	$1.68
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

As of March 31, 2024, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash[1]	$101,978
Unpledged investment securities	412,146
Over collateralized securities pledging position	62,561
FHLBB	683,235
Fed Discount Window	46,126
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,400,918
(1)     Excess cash represents cash held at the FRB that is above the minimum reserve requirement. At March 31, 2024, the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.4 billion was 2.1 times uninsured and uncollateralized deposits as of March 31, 2024. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of March 31, 2024, we may access additional funding through brokered deposits.
Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of March 31, 2024 and December 31, 2023, total deposits, including brokered deposits, were $4.6 billion at each date. The slight decrease in the first quarter of 2024 was driven by the decrease in core deposits (which exclude CDs and brokered deposits) (non-GAAP) of $74.1 million, or 2%, due to the decrease from a single higher-cost deposit relationship we manage. Additionally, CDs decreased $23.7 million, or 4%, in the first quarter.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of March 31, 2024:

(In thousands)	CDs
1 year or less	$545,998
> 1 year	39,788
Total	$585,786

The decrease in retail deposits was offset by the increase in brokered deposits of $52.0 million, or 51%, to $153.9 million at March 31, 2024. Brokered deposits consisted of $75.0 million of brokered CDs and $78.9 million of brokered money market accounts. As of March 31, 2024, all brokered CDs were scheduled to mature within 12 months.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB and other federal funds and customer repurchase agreements. As of March 31, 2024, total borrowings were $645.8 million, compared to $529.9 million as of December 31, 2023. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged.

As of March 31, 2024, the Company had $683.2 million in borrowing capacity from the FHLBB. At March 31, 2024, the Company has $225.0 million in borrowings under the BTFP at a rate of 4.76%, which are secured by the Company's investment securities at par. The BTFP loan is scheduled to mature in January 2025 and may be prepaid at any time without penalty. The BTFP is no longer a source for additional liquidity as new advances can no longer be issued under the program.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, as of March 31, 2024, we have available lines of credit of $9.9 million with the FHLBB, of $95.0 million with three correspondent banks, and of $38.1 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of March 31, 2024:

(In thousands)	FHLBB Advances	BTFP	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$175,000	$225,000	$201,499	$—	$601,499
> 1 year	—	—	—	44,331	44,331
Total	$175,000	$225,000	$201,499	$44,331	$645,830

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of March 31, 2024, qualifying residential mortgage loans with a book value of $1.7 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	March 31, 2024
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$19,501	$255,973	$539,493	$2,576	$817,543	20%
Commercial	5,449	102,719	66,709	368	175,245	4%
Residential real estate	181	10,479	145,352	1,235,229	1,391,241	34%
Consumer and home equity	1,548	11,774	19,101	169,389	201,812	5%
Total fixed rate	26,679	380,945	770,655	1,407,562	2,585,841	63%
Adjustable/Variable Rate:
Commercial real estate(2)	21,130	285,155	341,275	237,849	885,409	21%
Commercial	62,040	113,466	38,034	8,610	222,150	5%
Residential real estate	20	928	38,837	331,456	371,241	9%
Consumer and home equity	140	2,297	13,918	40,044	56,399	1%
Total adjustable/variable rate	83,330	401,846	432,064	617,959	1,535,199	37%
Total loans	$110,009	$782,791	$1,202,719	$2,025,521	$4,121,040	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 and 2023 resulted in slowing cash flows. As of March 31, 2024 and December 31, 2023, the Company's MBS and CMO debt securities portfolio totaled 91% of book value for both periods, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $267.5 million at March 31, 2024.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of March 31, 2024:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$100,730
> 1 year	1,041,195
Total	$1,141,925
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the three months ended March 31, 2024, the Company reported net income of $13.3 million and paid cash dividends of $6.1 million to shareholders.

In addition, in the course of its normal operations the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. At March 31, 2024, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$12,299	$1,027	$11,272
Finance leases	7,532	396	7,136
Other contractual obligations	10,400	10,400	—
Total	$30,231	$11,823	$18,408

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $501.6 million and $495.1 million at March 31, 2024 and December 31, 2023, respectively, which amounted to 9% of total assets for both periods. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the three months ended March 31, 2024.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $6.1 million for each of the three months ended March 31, 2024 and 2023. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2024 and 2023, the Bank declared dividends payable to the Company in the amount of $6.0 million and $6.3 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. At March 31, 2024 and December 31, 2023, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

There have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further details regarding the Company's risk management.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated statements of condition, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one- and two-year horizon, assuming a static balance sheet, given a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. Using this approach, we are able to produce simulation results that illustrate the effect that both a gradual change of rates and a “rate shock” have on earnings expectations. In the down 200 basis points scenario, Federal Funds and Treasury yields are floored at 0.01% while Prime is floored at 3.00%. All other market rates are floored at the lesser of current levels or 0.25%.

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

As of March 31, 2024 and 2023, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2024	March 31, 2023
Year 1
+200 basis points	(1.9)%	(2.2)%
-200 basis points	3.5%	1.9%
Year 2
+200 basis points	6.1%	13.5%
-200 basis points	20.0%	11.0%
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

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of March 31, 2024 and December 31, 2023.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of these risks.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The Company's did not repurchase any of its stock during the three months ended March, 31, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1-31, 2024	—	$—	—	750,000
February 1-29, 2024	—	—	—	750,000
March 1-31, 2024	—	—	—	750,000
Total	—	$—	—	750,000
(1)    In January 2024, the Company announced that the Board of Directors had authorized a common stock repurchase program for management to repurchase up to 750,000 shares. This program replaced the 2023 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 5, 2025.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
10.1†*
Release of Claims, dated April 1, 2024, by Gregory A. Dufour, pursuant to the Transition Employment and Retention Agreement between Gregory A. Dufour, Camden National Corporation and Camden National Bank dated August 16, 2023.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in iXBRL: (i) Consolidated Statements of Condition - March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three Months Ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2024 and 2023; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	May 8, 2024
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	May 8, 2024
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer