Form 10-Q
period 2024-06-30
CAMDEN NATIONAL CORP
filed 2024-08-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 31, 2024: Common stock (no par value) 14,574,519 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$78,672	$77,649
Interest-bearing deposits in other banks (including restricted cash)	26,888	22,155
Total cash, cash equivalents and restricted cash	105,560	99,804
Investments:
Trading securities	4,959	4,647
Available-for-sale securities, at fair value (amortized cost of $663,503 and $702,937, respectively)	579,534	625,808
Held-to-maturity securities, at amortized cost (fair value of $485,820 and $510,595, respectively)	533,600	544,931
Other investments	17,105	15,394
Total investments	1,135,198	1,190,780
Loans held for sale, at fair value (book value of $14,162 and $10,152, respectively)	14,321	10,320
Loans	4,139,361	4,098,094
Less: allowance for credit losses on loans	(35,412)	(36,935)
Net loans	4,103,949	4,061,159
Goodwill	94,697	94,697
Core deposit intangible assets	693	971
Bank-owned life insurance	102,878	101,501
Premises and equipment, net	34,958	35,049
Deferred tax assets	41,798	42,226
Other assets	90,328	77,999
Total assets	$5,724,380	$5,714,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$921,605	$967,750
Interest checking	1,465,560	1,553,787
Savings and money market	1,399,464	1,364,401
Certificates of deposit	576,563	609,503
Brokered deposits	150,828	101,919
Total deposits	4,514,020	4,597,360
Short-term borrowings	552,606	485,607
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	105,137	92,144
Total liabilities	5,216,094	5,219,442
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,569,262 and 14,565,952 on June 30, 2024 and December 31, 2023, respectively	115,543	115,602
Retained earnings	493,974	481,014
Accumulated other comprehensive loss	(101,231)	(101,552)
Total shareholders’ equity	508,286	495,064
Total liabilities and shareholders’ equity	$5,724,380	$5,714,506

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$53,422	$48,645	$105,131	$93,977
Taxable interest on investments	6,807	5,852	13,834	11,815
Nontaxable interest on investments	461	762	926	1,525
Dividend income	521	267	833	486
Other interest income	951	529	1,621	977
Total interest income	62,162	56,055	122,345	108,780
Interest Expense
Interest on deposits	24,169	19,245	47,347	35,077
Interest on borrowings	5,285	3,587	10,483	5,672
Interest on junior subordinated debentures	524	533	1,058	1,061
Total interest expense	29,978	23,365	58,888	41,810
Net interest income	32,184	32,690	63,457	66,970
Provision (credit) for credit losses	650	103	(1,452)	2,105
Net interest income after provision (credit) for credit losses	31,534	32,587	64,909	64,865
Non-Interest Income
Debit card income	3,069	3,079	5,935	6,017
Service charges on deposit accounts	2,113	1,935	4,140	3,697
Income from fiduciary services	1,870	1,775	3,619	3,375
Brokerage and insurance commissions	1,441	1,152	2,680	2,245
Bank-owned life insurance	694	613	1,377	1,205
Mortgage banking income, net	516	590	1,324	1,306
Other income	942	966	1,892	2,131
Total non-interest income	10,645	10,110	20,967	19,976
Non-Interest Expense
Salaries and employee benefits	15,601	15,288	31,555	29,861
Furniture, equipment and data processing	3,497	3,179	7,126	6,390
Net occupancy costs	1,981	1,852	4,051	3,931
Debit card expense	1,311	1,262	2,575	2,463
Consulting and professional fees	1,149	1,375	2,009	2,430
Regulatory assessments	813	868	1,670	1,713
Amortization of core deposit intangible assets	139	148	278	296
Other real estate owned and collection costs, net	47	4	57	9
Other expenses	2,772	3,167	5,351	6,215
Total non-interest expense	27,310	27,143	54,672	53,308
Income before income tax expense	14,869	15,554	31,204	31,533
Income Tax Expense	2,876	3,165	5,939	6,417
Net Income	$11,993	$12,389	$25,265	$25,116
Per Share Data
Basic earnings per share	$0.82	$0.85	$1.73	$1.72
Diluted earnings per share	$0.81	$0.85	$1.72	$1.72
Cash dividends declared per share	$0.42	$0.42	$0.84	$0.84
Weighted average number of common shares outstanding	14,591,189	14,564,282	14,581,758	14,568,680
Diluted weighted average number of common shares outstanding	14,647,047	14,604,316	14,639,734	14,612,372

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net Income	$11,993	$12,389	$25,265	$25,116
Other comprehensive income (loss):
Net change in fair value of debt securities, net of tax	1,049	(5,384)	(2,899)	3,710
Net change in fair value of cash flow hedging derivatives, net of tax	740	2,927	3,231	322
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(5)	(6)	(11)	(11)
Other comprehensive income (loss)	1,784	(2,463)	321	4,021
Comprehensive Income	$13,777	$9,926	$25,586	$29,137

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2023	14,587,906	$115,590	$468,755	$(119,471)	$464,874
Net income	—	—	12,389	—	12,389
Other comprehensive loss, net of tax	—	—	—	(2,463)	(2,463)
Stock-based compensation expense	—	948	—	—	948
Issuance of vested share awards, net of repurchase for tax withholdings	32,564	(236)	—	—	(236)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($0.42 per share)	—	—	(6,136)	—	(6,136)
Balance at June 30, 2023	14,554,778	$114,302	$475,008	$(121,934)	$467,376
Balance at March 31, 2024	14,593,830	$116,449	$488,143	$(103,015)	$501,577
Net income	—	—	11,993	—	11,993
Other comprehensive income, net of tax	—	—	—	1,784	1,784
Stock-based compensation expense	—	920	—	—	920
Issuance of vested share awards, net of repurchase for tax withholdings	25,432	(180)	—	—	(180)
Common stock repurchased	(50,000)	(1,646)	—	—	(1,646)
Cash dividends declared ($0.42 per share)	—	—	(6,162)	—	(6,162)
Balance at June 30, 2024	14,569,262	$115,543	$493,974	$(101,231)	$508,286

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	25,116	—	25,116
Other comprehensive income, net of tax	—	—	—	4,021	4,021
Stock-based compensation expense	—	1,407	—	—	1,407
Issuance of vested share awards, net of repurchase for tax withholdings	53,145	(174)	—	—	(174)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($0.84 per share)	—	—	(12,272)	—	(12,272)
Balance at June 30, 2023	14,554,778	$114,302	$475,008	$(121,934)	$467,376
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
Net income	—	—	25,265	—	25,265
Other comprehensive income, net of tax	—	—	—	321	321
Stock-based compensation expense	—	1,702	—	—	1,702
Issuance of vested share awards, net of repurchase for tax withholdings	53,310	(115)	—	—	(115)
Common stock repurchased	(50,000)	(1,646)	—	—	(1,646)
Cash dividends declared ($0.84 per share)	—	—	(12,305)	—	(12,305)
Balance at June 30, 2024	14,569,262	$115,543	$493,974	$(101,231)	$508,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating Activities
Net Income	$25,265	$25,116
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(98,966)	(77,838)
Proceeds from the sale of mortgage loans	95,804	71,780
Gain on sale of mortgage loans, net of origination costs	(848)	(761)
(Credit) provision for credit losses	(1,452)	2,105
Depreciation and amortization expense	1,634	1,642
Investment securities amortization and accretion, net	885	1,218
Stock-based compensation expense	1,702	1,407
Amortization of core deposit intangible assets	278	296
Purchase accounting accretion, net	(40)	(81)
Net increase in derivative collateral received from counterparties	11,350	6,540
Increase in other assets	(4,112)	(697)
Increase in other liabilities	748	923
Net cash provided by operating activities	32,248	31,650
Investing Activities
Proceeds from maturities of available-for-sale debt securities	38,873	38,113
Proceeds from maturities and recoveries of held-to-maturity securities	15,064	13,227
Net increase in loans	(46,306)	(96,451)
Purchase of Federal Home Loan Bank stock	(9,324)	(25,105)
Proceeds from sale of Federal Home Loan Bank stock	7,613	23,164
Purchase of premises and equipment	(1,833)	(1,034)
Net cash provided by (used in) in investing activities	4,087	(48,086)
Financing Activities
Net decrease in deposits	(83,340)	(133,184)
Net proceeds from borrowings less than 90 days	31,999	183,006
Proceeds from the Bank Term Funding Program	90,000	—
Repayment of Bank Term Funding Program	(55,000)	—
Common stock repurchases	(1,646)	(2,000)
Issuance of restricted stock, net of repurchase for tax withholdings	(115)	(174)
Cash dividends paid on common stock	(12,278)	(12,277)
Finance lease payments	(199)	(84)
Net cash (used in) provided by financing activities	(30,579)	35,287
Net increase in cash, cash equivalents and restricted cash	5,756	18,851
Cash, cash equivalents, and restricted cash at beginning of period	99,804	75,427
Cash, cash equivalents and restricted cash at end of period	$105,560	$94,278
Supplemental information
Interest paid	$58,711	$41,157
Income taxes paid	5,260	4,894
Cash dividends declared, not paid	6,158	6,129
Change in fair value hedges presented within residential real estate loans and other assets	5,501	6,070

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2024 and December 31, 2023, the consolidated statements of income for the three and six months ended June 30, 2024 and 2023, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2024, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-For-Sale	FHLBB:	Federal Home Loan Bank of Boston
ALCO:	Asset/Liability Committee	FRB:	Board of Governors of the Federal Reserve System
ACL:	Allowance for Credit Losses	GAAP:	Generally Accepted Accounting Principles in the United States
AOCI:	Accumulated Other Comprehensive Income (Loss)	HTM:	Held-To-Maturity
ASC:	Accounting Standards Codification	Management ALCO:	Management Asset/Liability Committee
ASU:	Accounting Standards Update	MBS:	Mortgage-Backed Security
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	N/A:	Not Applicable
Board ALCO:	Board of Directors' Asset/Liability Committee	N.M.:	Not Meaningful
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	OCC:	Office of the Comptroller of the Currency
CDs:	Certificate of Deposits	OCI:	Other Comprehensive Income (Loss)
Company:	Camden National Corporation	OREO:	Other Real Estate Owned
CMO:	Collateralized Mortgage Obligation	SBA:	U.S. Small Business Administration
EPS:	Earnings Per Share	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FASB:	Financial Accounting Standards Board	SERP:	Supplemental Executive Retirement Plans
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-Debt Restructured Loan
FHLB:	Federal Home Loan Bank	U.S:	United States of America

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of June 30, 2024 and December 31, 2023, the fair value of the Company's trading securities were $5.0 million and $4.6 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024
Obligations of states and political subdivisions	$5,426	$—	$(140)	$5,286
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	500,703	355	(72,696)	428,362
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	135,694	441	(9,708)	126,427
Corporate bonds	21,680	—	(2,221)	19,459
Total AFS debt securities	$663,503	$796	$(84,765)	$579,534
December 31, 2023
Obligations of states and political subdivisions	$6,429	$1	$(44)	$6,386
MBS issued or guaranteed by U.S. government-sponsored enterprises	525,439	630	(65,978)	460,091
CMO issued or guaranteed by U.S. government-sponsored enterprises	149,387	1,161	(9,537)	141,011
Corporate bonds	21,682	1	(3,363)	18,320
Total AFS debt securities	$702,937	$1,793	$(78,922)	$625,808

As of June 30, 2024 and December 31, 2023, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. As of June 30, 2024, the net unrealized losses on the transferred securities reported within AOCI were $44.4 million, net of a deferred tax asset of $12.2 million, and as of December 31, 2023 were $46.9 million, net of a deferred tax asset of $12.8 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of June 30, 2024 and December 31, 2023, were $65.9 million, net of a deferred tax asset of $18.1 million and $60.5 million, net of a deferred tax asset of $16.6 million, respectively.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Obligations of states and political subdivisions	10	$1,805	$(30)	$2,715	$(110)	$4,520	$(140)
MBS issued or guaranteed by U.S. government-sponsored enterprises	145	32,063	(160)	378,005	(72,536)	410,068	(72,696)
CMO issued or guaranteed by U.S. government-sponsored enterprises	43	23,046	(62)	59,022	(9,646)	82,068	(9,708)
Corporate bonds	12	992	(8)	18,468	(2,213)	19,460	(2,221)
Total AFS debt securities	210	$57,906	$(260)	$458,210	$(84,505)	$516,116	$(84,765)
December 31, 2023
Obligations of states and political subdivisions	6	$2,345	$(6)	$1,437	$(38)	$3,782	$(44)
MBS issued or guaranteed by U.S. government-sponsored enterprises	145	13,474	(23)	407,200	(65,955)	420,674	(65,978)
CMO issued or guaranteed by U.S. government-sponsored enterprises	43	19,620	(45)	62,869	(9,492)	82,489	(9,537)
Corporate bonds	11	—	—	17,319	(3,363)	17,319	(3,363)
Total AFS debt securities	205	$35,439	$(74)	$488,825	$(78,848)	$524,264	$(78,922)

For the three and six months ended June 30, 2024 and 2023, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised only of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of June 30, 2024 and December 31, 2023, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.6 million and $1.7 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity as of June 30, 2024, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	10,947	10,132
Due after five years through ten years	16,159	14,613
Due after ten years	—	—
Subtotal	27,106	24,745
Mortgage-related securities	636,397	554,789
Total	$663,503	$579,534

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024
Obligations of U.S. government-sponsored enterprises	$7,661	$—	$(623)	$7,038
Obligations of states and political subdivisions	56,404	86	(1,839)	54,651
MBS issued or guaranteed by U.S. government-sponsored enterprises	299,066	—	(29,946)	269,120
CMO issued or guaranteed by U.S. government-sponsored enterprises	151,232	210	(14,881)	136,561
Corporate bonds	19,237	458	(1,245)	18,450
Total HTM debt securities	$533,600	$754	$(48,534)	$485,820
December 31, 2023
Obligations of U.S. government-sponsored enterprises	$7,593	$—	$(528)	$7,065
Obligations of states and political subdivisions	56,262	1,242	(731)	56,773
MBS issued or guaranteed by U.S. government-sponsored enterprises	304,850	—	(21,623)	283,227
CMO issued or guaranteed by U.S. government-sponsored enterprises	157,118	515	(13,497)	144,136
Corporate bonds	19,108	1,377	(1,091)	19,394
Total HTM debt securities	$544,931	$3,134	$(37,470)	$510,595
(1)    Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of June 30, 2024 and December 31, 2023, the unamortized unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $924,000 and $992,000 in obligations of U.S. government-sponsored enterprises, (2) $5.4 million and $5.6 million in obligations of state and political subdivisions, (3) $32.8 million and $34.6 million in MBS, (4) $17.4 million and $18.4 million in CMO, and (5) $70,000 and $85,000 in corporate bonds, respectively.

In the first quarter of 2023, the Company wrote off its $1.8 million Signature Bank corporate bond in response to Signature Bank's failure, the write-off was recorded as a provision on HTM debt securities in the consolidated statements of income. During the first quarter of 2024, the Company sold the Signature Bank corporate bond and recovered $910,000, which was recorded as a credit for credit losses on HTM debt securities in the consolidated statements of income. Prior to the write-off, the Signature Bank bond was designated as HTM and carried no ACL. In addition to writing off the Signature Bank corporate bond, the Company wrote-off accrued interest receivable totaling $8,000 associated with the Signature Bank bond and recorded a reversal of interest income on the consolidated statements of income during the six months ended June 30, 2023. The following table presents the activity in the ACL on HTM debt securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$—	$—	$—	$—
HTM debt securities recovered (charged-off)	—	—	910	(1,838)
(Credit) provision on HTM debt securities	—	—	(910)	1,838
Ending balance	$—	$—	$—	$—

The Company evaluated its HTM debt securities with an amortized cost as of June 30, 2024 and December 31, 2023, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of June 30, 2024 and December 31, 2023, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, total accrued interest receivable on HTM debt securities was $1.7 million and $1.7 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of June 30, 2024 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$501	$498
Due after one year through five years	1,790	1,785
Due after five years through ten years	39,517	37,760
Due after ten years	41,494	40,096
Subtotal	83,302	80,139
Mortgage-related securities	450,298	405,681
Total	$533,600	$485,820

AFS and HTM Debt Securities Pledged

As of June 30, 2024 and December 31, 2023, AFS and HTM debt securities with an amortized cost of $738.0 million and $675.5 million and estimated fair values of $645.4 million and $607.9 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and six months ended June 30, 2024 and 2023.
The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
FHLBB	$11,731	$10,020
FRB	5,374	5,374
Total other investments	$17,105	$15,394

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,395,713	$1,370,446
Commercial real estate - owner-occupied	302,266	301,860
Commercial	409,682	403,901
Total commercial loans	2,107,661	2,076,207
Retail Loans:
Residential real estate	1,768,357	1,763,378
Home equity	246,810	240,341
Consumer	16,533	18,168
Total retail loans	2,031,700	2,021,887
Total loans	$4,139,361	$4,098,094

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Net unamortized loan origination costs	$7,078	$7,113
Net unamortized fair value mark discount on acquired loans	(128)	(168)
Total	$6,950	$6,945

The Company's lending activities are primarily conducted in Maine, but also includes a loan production office in New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2024 and December 31, 2023, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended June 30, 2024 and 2023, the Company sold $53.5 million and $36.0 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $378,000 and $377,000, respectively. For the six months ended June 30, 2024 and 2023, the Company sold $95.0 million and $71.1 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $848,000 and $761,000, respectively.

As of June 30, 2024 and December 31, 2023, the Company had certain residential mortgage loans with a principal balance of $14.2 million and $10.2 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of June 30, 2024 and December 31, 2023, it had recorded unrealized gains of $159,000 and $168,000, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded the change in unrealized gains (losses) on loans held for sale within mortgage banking income, net, on the Company's consolidated statements of income of $76,000 and $(65,000), respectively. For the six months ended June 30, 2024 and 2023, the Company recorded the change in unrealized losses on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $9,000 and $20,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of June 30, 2024 and December 31, 2023. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

ACL on Loans

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:
•The Credit Risk and Special Assets teams and the Credit Risk Policy Committee, which is an internal management committee comprised of the Company’s president and chief executive officer and other various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan ratings system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of the Company’s president and chief executive officer and other executives and senior managers across business lines, including Accounting and Finance; Credit Underwriting, Credit Risk and Special Assets; Risk and Compliance; Commercial Banking; and Retail Banking. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.
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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2024 and December 31, 2023, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or For The Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$15,294	$2,230	$4,460	$10,565	$2,360	$704	$35,613
Charge-offs	—	—	(454)	—	—	(19)	(473)
Recoveries	1	—	70	7	1	5	84
(Credit) provision for loan losses	(27)	(64)	1,331	(1,001)	(50)	(1)	188
Ending balance, June 30, 2024	$15,268	$2,166	$5,407	$9,571	$2,311	$689	$35,412
As of or For The Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(763)	—	—	(55)	(818)
Recoveries	8	—	162	13	81	7	271
(Credit) provision for loan losses	(1,321)	(124)	1,139	(696)	13	13	(976)
Ending balance, June 30, 2024	$15,268	$2,166	$5,407	$9,571	$2,311	$689	$35,412
As of or For The Three Months Ended June 30, 2023
Beginning balance, March 31, 2023	$16,324	$2,470	$4,581	$10,812	$2,440	$507	$37,134
Charge-offs	—	—	(534)	—	—	(27)	(561)
Recoveries	1	—	64	29	—	11	105
(Credit) provision for loan losses	(170)	(119)	684	(214)	(43)	167	305
Ending balance, June 30, 2023	$16,155	$2,351	$4,795	$10,627	$2,397	$658	$36,983
As of or For The Six Months Ended June 30, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	—	(846)	(18)	—	(31)	(895)
Recoveries	2	—	163	33	—	14	212
(Credit) provision for loan losses	(1,143)	(11)	32	1,523	172	171	744
Ending balance, June 30, 2023	$16,155	$2,351	$4,795	$10,627	$2,397	$658	$36,983
As of or For The Year Ended December 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs		(58)	(1,560)	(18)		(91)	(1,727)
Recoveries	19		471	44	1	31	566
(Credit) provision for loan losses	(734)	(14)	512	1,139	(9)	280	1,174
Ending balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935

As of June 30, 2024 and December 31, 2023, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $13.7 million and $12.7 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio and imposes internal credit concentration limits, which includes consideration of regulatory requirements, that are reviewed quarterly by the Credit Risk Policy Committee. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of June 30, 2024, the Company's total exposure to the lessors of nonresidential buildings' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings' industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) were 13% and 12% of total loans and 32% and 28% of commercial real estate loans, respectively. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2024.

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
•Grade 7 — Loans with potential weakness (Special Mention). Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.
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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended June 30, 2024
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$35,172	$114,982	$340,132	$294,346	$142,602	$424,619	$—	$—	$1,351,853
Special mention (Grade 7)	—	7,997	24,983	—	346	232	—	—	33,558
Substandard (Grade 8)	411	—	270	—	2,249	7,372	—	—	10,302
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$35,583	$122,979	$365,385	$294,346	$145,197	$432,223	$—	$—	$1,395,713
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$11,396	$30,383	$51,314	$73,613	$23,135	$98,186	$—	$—	$288,027
Special mention (Grade 7)	—	544	—	2,129	—	1,833	—	—	4,506
Substandard (Grade 8)	—	35	397	193	415	8,693	—	—	9,733
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$11,396	$30,962	$51,711	$75,935	$23,550	$108,712	$—	$—	$302,266
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating
Pass (Grades 1-6)	$51,056	$36,182	$49,476	$45,319	$21,588	$42,936	$122,710	$31,425	$400,692
Special mention (Grade 7)	—	52	70	—	—	96	94	137	449
Substandard (Grade 8)	—	1,070	275	213	765	1,837	1,188	3,193	8,541
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$51,056	$37,304	$49,821	$45,532	$22,353	$44,869	$123,992	$34,755	$409,682
Gross charge-offs for the six months ended	$—	$3	$47	$14	$51	$522	$76	$50	$763
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$57,557	$164,516	$526,241	$523,598	$215,369	$275,957	$386	$1,188	$1,764,812
Special mention (Grade 7)	—	—	—	727	—	2,818	—	—	3,545
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$57,557	$164,516	$526,241	$524,325	$215,369	$278,775	$386	$1,188	$1,768,357
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating
Performing	$2,804	$15,226	$21,364	$464	$310	$14,943	$175,778	$15,116	$246,005
Non-performing	—	—	288	—	—	10	379	128	805
Total home equity	$2,804	$15,226	$21,652	$464	$310	$14,953	$176,157	$15,244	$246,810
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating
Performing	$2,377	$4,269	$3,841	$1,471	$552	$2,316	$1,702	$—	$16,528
Non-performing	—	—	—	—	—	5	—	—	5
Total consumer	$2,377	$4,269	$3,841	$1,471	$552	$2,321	$1,702	$—	$16,533
Gross charge-offs for the six months ended	$—	$25	$15	$14	$—	$—	$1	$—	$55

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the year ended December 31, 2023
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$103,012	$364,777	$296,152	$146,707	$116,777	$320,101	$—	$—	$1,347,526
Special mention (Grade 7)	7,997	—	—	350	33	3,597	—	—	11,977
Substandard (Grade 8)	747	450	—	2,287	114	7,345	—	—	10,943
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$111,756	$365,227	$296,152	$149,344	$116,924	$331,043	$—	$—	$1,370,446
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$26,902	$53,550	$76,575	$24,608	$18,728	$89,133	$—	$—	$289,496
Special mention (Grade 7)	—	—	2,355	—	—	141	—	—	2,496
Substandard (Grade 8)	—	402	320	—	—	9,146	—	—	9,868
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$26,902	$53,952	$79,250	$24,608	$18,728	$98,420	$—	$—	$301,860
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$58	$—	$—	$58
Commercial
Risk rating:
Pass (Grades 1-6)	$41,871	$54,323	$56,102	$24,338	$25,620	$35,442	$119,119	$36,895	$393,710
Special mention (Grade 7)	45	—	152	195	—	101	660	5	1,158
Substandard (Grade 8)	248	588	296	769	955	1,354	2,415	2,408	9,033
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$42,164	$54,911	$56,550	$25,302	$26,575	$36,897	$122,194	$39,308	$403,901
Gross charge-offs for the year ended	$—	$68	$137	$31	$20	$1,075	$82	$147	$1,560
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$160,315	$539,835	$540,980	$220,943	$70,917	$226,126	$370	$386	$1,759,872
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	963	—	89	2,454	—	—	3,506
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$160,315	$539,835	$541,943	$220,943	$71,006	$228,580	$370	$386	$1,763,378
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating:
Performing	$15,976	$23,104	$547	$324	$4,124	$12,686	$169,416	$13,405	$239,582
Non-performing	—	—	—	—	—	11	527	221	759
Total home equity	$15,976	$23,104	$547	$324	$4,124	$12,697	$169,943	$13,626	$240,341
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$5,525	$4,908	$2,068	$815	$345	$2,279	$2,191	$—	$18,131
Non-performing	—	—	5	—	—	32	—	—	37
Total consumer	$5,525	$4,908	$2,073	$815	$345	$2,311	$2,191	$—	$18,168
Gross charge-offs for the year ended	$2	$19	$31	$14	$8	$4	$13	$—	$91

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
June 30, 2024
Commercial real estate - non-owner-occupied	$587	$92	$7	$686	$1,395,027	$1,395,713	$—
Commercial real estate - owner-occupied	—	—	—	—	302,266	302,266
Commercial	291	295	968	1,554	408,128	409,682	—
Residential real estate	465	63	353	881	1,767,476	1,768,357	—
Home equity	611	32	433	1,076	245,734	246,810	—
Consumer	56	32	5	93	16,440	16,533	—
Total	$2,010	$514	$1,766	$4,290	$4,135,071	$4,139,361	$—
December 31, 2023
Commercial real estate - non-owner-occupied	$44	$41	$184	$269	$1,370,177	$1,370,446	$—
Commercial real estate - owner-occupied	655	—	—	655	301,205	301,860	—
Commercial	1,153	1,199	1,155	3,507	400,394	403,901	—
Residential real estate	1,317	322	1,094	2,733	1,760,645	1,763,378	—
Home equity	521	451	301	1,273	239,068	240,341	—
Consumer	85	8	5	98	18,070	18,168	—
Total	$3,775	$2,021	$2,739	$8,535	$4,089,559	$4,098,094	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	June 30, 2024			December 31, 2023
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$79	$—	$79	$261	$—	$261
Commercial real estate - owner-occupied	—	—	—	125	—	125
Commercial	4,409	—	4,409	1,725	—	1,725
Residential real estate	2,497	—	2,497	2,541	—	2,541
Home equity	805	—	805	759	—	759
Consumer	5	—	5	37	—	37
Total	$7,795	$—	$7,795	$5,448	$—	$5,448

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $61,000 and $24,000 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $104,000 and $50,000, respectively.

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and six months ended June 30, 2024 and 2023.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	June 30, 2024			December 31, 2023
	Collateral Type		Total Collateral -Dependent Loans	Collateral Type		Total Collateral -Dependent Loans
(In thousands)	Real Estate	Other Collateral		Real Estate	Other Collateral
Commercial real estate - non-owner occupied	$4,477	$—	$4,477	$4,494	$—	$4,494
Commercial	—	2,527	2,527	671	—	671
Total	$4,477	$2,527	$7,004	$5,165	$—	$5,165

Loan Modifications for Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company evaluates all loan modifications in accordance with ASU 2022-02. Under ASU 2022-02, a loan is evaluated to consider whether the loan, as modified, represents a new loan or is a continuation of an existing loan.

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. There were no loans modified for borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three and six months ended June 30, 2024 and 2023, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

As of June 30, 2024 and December 31, 2023, the Company had $274,000 and $1.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of June 30, 2024 and December 31, 2023, the combined carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Short-Term Borrowings:
Customer Repurchase Agreements	$204,456	$200,657
FHLBB Borrowings	175,000	125,000
Bank Term Funding Program	170,000	135,000
Overnight Borrowings	3,150	24,950
Total Short-Term Borrowings	$552,606	$485,607

As of June 30, 2024, the Company had two tranches of BTFP advances totaling $170.0 million, each at a fixed rate of 4.76%, that are scheduled to mature in January of 2025 unless the Company exercises its right to prepayment without penalty. At December 31, 2023, the Company had $135.0 million of BTFP advances outstanding that were refinanced in January 2024.

The Company has two tranches of junior subordinated debentures in the amount of $44.3 million as of June 30, 2024 and December 31, 2023. Refer to Note 10 of the consolidated financial statements for further details. The Company did not have any other long-term borrowings as of the dates indicated.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Customer Repurchase Agreements(1)(2):
Mortgage-backed securities issued or guaranteed by U.S. government-sponsored enterprises	$181,847	$179,809
Collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises	22,609	20,848
Total	$204,456	$200,657
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

As of June 30, 2024 and December 31, 2023, certain customers held CDs totaling $330,000 and $396,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$771,321	$706,719
Standby letters of credit	7,245	5,998
Total	$778,566	$712,717

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of June 30, 2024 and December 31, 2023, the ACL on off-balance sheet credit exposures was $2.8 million and $2.4 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended June 30, 2024 and 2023, the provision (credit) for credit losses on off-balance sheet credit exposures was $462,000 and ($202,000), respectively. For the six months ended June 30, 2024 and 2023, the provision (credit) for credit losses on off-balance sheet credit exposures was $435,000 and ($477,000), respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of June 30, 2024 and December 31, 2023, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and six months ended June 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $3.3 million will be reclassified as a decrease to interest expense and none will be reclassified as a decrease to interest income.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
June 30, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$568,000	Other Assets	$17,806	$25,000	Accrued interest and other liabilities	$153
Total derivatives designated as hedging instruments			$17,806			$153
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$334,665	Other assets	$14,390	$334,665	Accrued interest and other liabilities	$14,413
Risk participation agreements	27,824	Other assets	—	60,958	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	13,104	Other assets	215	6,176	Accrued interest and other liabilities	68
Forward delivery commitments	6,437	Other assets	112	7,725	Accrued interest and other liabilities	132
Total derivatives not designated as hedging instruments			$14,717			$14,613
December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$435,000	Other assets	$12,206	$258,000	Accrued interest and other liabilities	$3,387
Total derivatives designated as hedging instruments			$12,206			$3,387
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$298,143	Other assets	$10,699	$298,143	Accrued interest and other liabilities	$10,748
Risk participation agreements	28,077	Other assets	—	52,193	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	10,924	Other assets	215	2,092	Accrued interest and other liabilities	11
Forward delivery commitments	3,445	Other assets	51	6,706	Accrued interest and other liabilities	132
Total derivatives not designated as hedging instruments			$10,965			$10,891
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Loans(1)	$369,499	$374,032	$(5,501)	$(968)
Total	$369,499	$374,032	$(5,501)	$(968)
(1)    These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2024 and December 31, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $784.4 million and $806.5 million, respectively, and the amount of the designated hedged residential loans was $375.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended June 30, 2024
Interest rate contracts	$(10)	$(10)	$—	Interest and fees on loans	$(740)	$(740)	$—
Interest rate contracts	695	695	—	Interest on borrowings	718	718	—
Interest rate contracts	481	481	—	Interest on junior subordinated debentures	227	227	—
Total	$1,166	$1,166	$—		$205	$205	$—

For Six Months Ended June 30, 2024
Interest rate contracts	$(98)	$(98)	$—	Interest and fees on loans	$(1,676)	$(1,676)	$—
Interest rate contracts	2,684	2,684	—	Interest on borrowings	1,396	1,396	—
Interest rate contracts	1,746	1,746	—	Interest on junior subordinated debentures	454	454	—
Total	$4,332	$4,332	$—		$174	$174	$—

For the Three Months Ended June 30, 2023
Interest rate contracts	$(864)	$(864)	$—	Interest and fees on loans	$(862)	$(862)	$—
Interest rate contracts	1,517	1,517	—	Interest on borrowings	537	537	—
Interest rate contracts	1,406	1,406	—	Interest on junior subordinated debentures	182	182	—
Total	$2,059	$2,059	$—		$(143)	$(143)	$—

For the Six Months Ended June 30, 2023
Interest rate contracts	$(682)	$(682)	$—	Interest and fees on loans	$(1,579)	$(1,579)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	722	722	—	Interest on borrowings	1,024	1,024	—
Interest rate contracts	472	472	—	Interest on junior subordinated debentures	315	315	—
Total	$511	$511	$—		$66	$66	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$53,422	$5,285	$524	$48,645	$19,245	$3,587	$533
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(118)	$—	$—	$(7,655)	$—	$—	$—
Derivatives designated as hedging instruments	$1,679	$—	$—	$8,859	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(740)	$718	$227	$(862)	$—	$537	$182
Amount of gain (loss) reclassified from AOCI into income - included component	$(740)	$718	$227	$(862)	$—	$537	$182
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$105,131	$10,483	$1,058	$93,977	$35,077	$5,672	$1,061
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(4,534)	$—	$—	$(6,103)	$—	$—	$—
Derivatives designated as hedging instruments	$7,640	$—	$—	$7,786	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(1,676)	$1,396	$454	$(1,579)	$306	$1,024	$315
Amount of gain (loss) reclassified from AOCI into income - included component	$(1,676)	$1,396	$454	$(1,579)	$306	$1,024	$315
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2024	2023	2024	2023
Customer loan swaps	Other expense	$7	$38	$26	$11
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(155)	(80)	(57)	4
Forward delivery commitments	Mortgage banking income, net	(24)	116	61	20
Total		$(172)	$74	$30	$35

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

As of June 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $14.4 million and $10.8 million, respectively. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, as of June 30, 2024 and December 31, 2023, has not posted any collateral. If the Company had breached any of these provisions as of June 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $14.4 million and $10.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2024
Derivative assets:
Customer loan swaps - dealer bank(2)	$13,541	$—	$13,541	$—	$(12,400)	$1,141
Customer loan swaps - commercial customer(3)	849	—	849	—	—	849
Interest rate contracts(2)	17,806	—	17,806	—	(14,543)	3,263
Total	$32,196	$—	$32,196	$—	$(26,943)	$5,253
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$14,413	$—	$14,413	$—	$—	$14,413
Interest rate contracts(2)	153	—	153	—	153	—
Total	$14,566	$—	$14,566	$—	$153	$14,413
Customer repurchase agreements	$204,456	$—	$204,456	$204,456	$—	$—
December 31, 2023
Derivative assets:
Customer loan swaps - dealer bank(2)	$9,168	$—	$9,168	$—	$(8,800)	$368
Customer loan swaps - commercial customer(3)	1,531	—	1,531	—	—	1,531
Interest rate contracts(2)	12,206	—	12,206	—	(10,071)	2,135
Total	$22,905	$—	$22,905	$—	$(18,871)	$4,034
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$10,748	$—	$10,748	$—	$—	$10,748
Interest rate contracts(2)	3,387	—	3,387	—	3,387	—
Total	$14,135	$—	$14,135	$—	$3,387	$10,748
Customer repurchase agreements	$200,657	$—	$200,657	$200,657	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of June 30, 2024 and December 31, 2023, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2024 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2024		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2023		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$589,930	14.46%	10.50%	10.00%	$577,440	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	551,732	13.53%	8.50%	6.00%	538,153	13.38%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	508,732	12.47%	7.00%	N/A	495,153	12.31%	7.00%	N/A
Tier 1 leverage capital ratio(1)	551,732	9.64%	4.00%	N/A	538,153	9.40%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$562,313	13.83%	10.50%	10.00%	$549,221	13.70%	10.50%	10.00%
Tier 1 risk-based capital ratio	524,115	12.89%	8.50%	8.00%	509,934	12.72%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	524,115	12.89%	7.00%	6.50%	509,934	12.72%	7.00%	6.50%
Tier 1 leverage capital ratio	524,115	9.16%	4.00%	5.00%	509,934	8.91%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of June 30, 2024 and December 31, 2023, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(282)	$61	$(221)	$(5,163)	$1,110	$(4,053)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,618)	348	(1,270)	1,696	(365)	1,331
Net change in fair value	1,336	(287)	1,049	(6,859)	1,475	(5,384)
Cash Flow Hedges:
Change in fair value	1,148	(247)	901	3,586	(772)	2,814
Less: reclassified AOCI gain into interest expense(1)	945	(203)	742	719	(155)	564
Less: reclassified AOCI (loss) gain into interest income(2)	(740)	159	(581)	(862)	185	(677)
Net change in fair value	943	(203)	740	3,729	(802)	2,927
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	(7)	2	(5)	(8)	2	(6)
Other comprehensive gain (loss)	$2,272	$(488)	$1,784	$(3,138)	$675	$(2,463)
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

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(6,840)	$1,471	$(5,369)	$1,330	$(285)	$1,045
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(3,147)	677	(2,470)	(3,395)	730	(2,665)
Net change in fair value	(3,693)	794	(2,899)	4,725	(1,015)	3,710
Cash Flow Hedges:
Change in fair value	4,290	(923)	3,367	476	(102)	374
Less: reclassified AOCI gain (loss) into interest expense(1)	1,850	(398)	1,452	1,645	(353)	1,292
Less: reclassified AOCI (loss) gain into interest income(2)	(1,676)	360	(1,316)	(1,579)	339	(1,240)
Net change in fair value	4,116	(885)	3,231	410	(88)	322
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	(14)	3	(11)	(14)	3	(11)
Other comprehensive income	$409	$(88)	$321	$5,121	$(1,100)	$4,021
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
As of or For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$(111,357)	$8,587	$(245)	$(103,015)
Other comprehensive (loss) income before reclassifications	(221)	901	—	680
Less: Amounts reclassified from AOCI	(1,270)	161	5	(1,104)
Other comprehensive income (loss)	1,049	740	(5)	1,784
Balance at June 30, 2024	$(110,308)	$9,327	$(250)	$(101,231)
As of or For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$(107,409)	$6,096	$(239)	$(101,552)
Other comprehensive (loss) income before reclassifications	(5,369)	3,367	—	(2,002)
Less: Amounts reclassified from AOCI	(2,470)	136	11	(2,323)
Other comprehensive (loss) income	(2,899)	3,231	(11)	321
Balance at June 30, 2024	$(110,308)	$9,327	$(250)	$(101,231)
As of or For the Three Months Ended June 30, 2023
Balance at March 31, 2023	$(122,445)	$3,286	$(312)	$(119,471)
Other comprehensive (loss) income before reclassifications	(4,053)	2,814	—	(1,239)
Less: Amounts reclassified from AOCI	1,331	(113)	6	1,224
Other comprehensive (loss) income	(5,384)	2,927	(6)	(2,463)
Balance at June 30, 2023	$(127,829)	$6,213	$(318)	$(121,934)
As of or For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive income before reclassifications	1,045	374	—	1,419
Less: Amounts reclassified from AOCI	(2,665)	52	11	(2,602)
Other comprehensive income (loss)	3,710	322	(11)	4,021
Balance at June 30, 2023	$(127,829)	$6,213	$(318)	$(121,934)
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

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2024	2023	2024	2023
Debit card interchange income	Debit card income	$3,069	$3,079	$5,935	$6,017
Services charges on deposit accounts	Service charges on deposit accounts	2,113	1,935	4,140	3,697
Fiduciary services income	Income from fiduciary services	1,870	1,775	3,619	3,375
Investment program income	Brokerage and insurance commissions	1,441	1,152	2,680	2,245
Other non-interest income	Other income	435	465	863	887
Total non-interest income within the scope of ASC 606		8,928	8,406	17,237	16,221
Total non-interest income not in scope of ASC 606		1,717	1,704	3,730	3,755
Total non-interest income		$10,645	$10,110	$20,967	$19,976

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit costs were as follows for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic pension cost		2024	2023	2024	2023
Service cost (1)	Salaries and employee benefits	$—	$70	$—	$140
Interest cost	Other expenses	180	189	361	378
Total		$180	$259	$361	$518
(1)    As of December 31, 2023, there are no active participants in the SERP.

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Net periodic postretirement benefit cost		2024	2023	2024	2023
Service cost	Salaries and employee benefits	$2	$3	$4	$5
Interest cost	Other expenses	39	41	77	81
Recognized net actuarial gain	Other expenses	(1)	—	(2)	(1)
Amortization of prior service credit	Other expenses	(6)	(6)	(12)	(11)
Total		$34	$38	$67	$74

NOTE 14 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2024	2023	2024	2023
Net income	$11,993	$12,389	$25,265	$25,116
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(17)	(12)	(41)
Net income available to common shareholders	$11,992	$12,372	$25,253	$25,075
Weighted-average common shares outstanding for basic EPS	14,591,189	14,564,282	14,581,758	14,568,680
Dilutive effect of stock-based awards(2)	55,858	40,034	57,976	43,692
Weighted-average common and potential common shares for diluted EPS	14,647,047	14,604,316	14,639,734	14,612,372
Earnings per common share:
Basic EPS	$0.82	$0.85	$1.73	$1.72
Diluted EPS	$0.81	$0.85	$1.72	$1.72
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	—	9,111	397	10,705
(1)    Represents dividends paid and undistributed earnings allocated to non-vested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the assumed dilutive effect of restricted shares, restricted share units and contingently issuable performance-based awards utilizing the treasury stock method.
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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of June 30, 2024 and December 31, 2023, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2024
Financial assets:
Trading securities	$4,959	$4,959	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,286	—	5,286	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	428,362	—	428,362	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	126,427	—	126,427	—
Corporate bonds	19,459	—	19,459	—
Loans held for sale	14,321	—	14,321	—
Customer loan swaps	14,390	—	14,390	—
Interest rate contracts	17,806	—	17,806	—
Fixed rate mortgage interest rate lock commitments	215	—	215	—
Forward delivery commitments	112	—	112	—
Financial liabilities:
Deferred compensation	$4,959	$4,959	$—	$—
Customer loan swaps	14,413	—	14,413	—
Interest rate contracts	153	—	153	—
Fixed rate mortgage interest rate lock commitments	68	—	68	—
Forward delivery commitments	132	—	132	—
December 31, 2023
Financial assets:
Trading securities	$4,647	$4,647	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	6,386	—	6,386	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	460,091	—	460,091	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	141,011	—	141,011	—
Subordinated corporate bonds	18,320	—	18,320	—
Loans held for sale	10,320	—	10,320	—
Customer loan swaps	10,699	—	10,699	—
Interest rate contracts	12,206	—	12,206	—
Fixed rate mortgage interest rate lock commitments	215	—	215	—
Forward delivery commitments	51	—	51	—
Financial liabilities:
Deferred compensation	$4,647	$4,647	$—	$—
Customer loan swaps	10,748	—	10,748	—
Interest rate contracts	3,387	—	3,387	—
Fixed rate mortgage interest rate lock commitments	11	—	11	—
Forward delivery commitments	132	—	132	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended June 30, 2024. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

The table below highlights financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2024
Financial assets:
Collateral-dependent loans	$6,254	$—	$—	$6,254
December 31, 2023
Financial assets:
Collateral-dependent loans	$4,768	$—	$—	$4,768

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
June 30, 2024
Collateral-dependent loans:
Specifically reserved	$6,254	Market approach appraisal of collateral	Estimated selling costs	11%
December 31, 2023
Collateral-dependent loans:
Specifically reserved	$4,768	Market approach appraisal of collateral	Estimated selling costs	7%

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of June 30, 2024 and December 31, 2023, the Company did not have any material non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. As of June 30, 2024 and December 31, 2023, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2024, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2024, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2024
Financial assets:
HTM debt securities	$533,600	$485,820	$—	$485,820	$—
Commercial real estate loans(1)(2)	1,680,545	1,573,786	—	—	1,573,786
Commercial loans(2)	404,275	390,005	—	—	390,005
Residential real estate loans(2)	1,758,786	1,487,163	—	—	1,487,163
Home equity loans(2)	244,499	240,812	—	—	240,812
Consumer loans(2)	15,844	13,840	—	—	13,840
Servicing assets	2,199	4,279	—	—	4,279
Financial liabilities:
Time deposits	$651,563	$645,765	$—	$645,765	$—
Short-term borrowings	552,606	548,677	—	548,677	—
Junior subordinated debentures	44,331	32,805	—	32,805	—
December 31, 2023
Financial assets:
HTM debt securities	$544,931	$510,595	$—	$510,595	$—
Commercial real estate loans(1)(2)	1,653,435	1,540,327	—	—	1,540,327
Commercial loans(2)	399,032	385,585	—	—	385,585
Residential real estate loans(2)	1,753,124	1,488,248	—	—	1,488,248
Home equity loans(2)	238,124	233,025	—	—	233,025
Consumer loans(2)	17,444	15,279	—	—	15,279
Servicing assets	2,274	4,124	—	—	4,124
Financial liabilities:
Time deposits	$640,539	$634,856	$—	$634,856	$—
Short-term borrowings	485,607	484,849	—	484,849	—
Junior subordinated debentures	44,331	31,918	—	31,918	—
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
•changes to regulatory capital requirements in response to recent developments affecting the banking sector; and
•questions about the soundness of one or more financial institutions with which the Company does business.

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

	For the Three Months Ended		For the Six Months Ended
(In thousands, except number of shares, per share data and ratios)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Adjusted Net Income:
Net income, as presented	$11,993	$12,389	$25,265	$25,116
Adjustment for Signature Bank bond (recovery) write-off	—	—	(910)	1,838
Tax impact of above adjustments(1)	—	—	191	386
Adjusted net income	$11,993	$12,389	$24,546	$27,340
Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$0.81	$0.85	$1.72	$1.72
Adjustment for Signature Bank bond (recovery) write-off	—	—	(0.06)	0.13
Tax impact of above adjustments(1)	—	—	0.01	(0.03)
Adjusted diluted earnings per share	$0.81	$0.85	$1.67	$1.82
Adjusted Return on Average Assets:
Return on average assets, as presented	0.84%	0.87%	0.89%	0.89%
Adjustment for Signature Bank bond (recovery) write-off	—	—	(0.03)%	0.07%
Tax impact of above adjustments(1)	—	—	0.01%	(0.01)%
Adjusted return on average assets	0.84%	0.87%	0.87%	0.95%
Adjusted Return on Average Equity:
Return on average equity, as presented	9.60%	10.66%	10.18%	10.91%
Adjustment for Signature Bank bond (recovery) write-off	—	—	(0.37)%	0.80%
Tax impact of above adjustments(1)	—	—	0.08%	(0.17)%
Adjusted return on average equity	9.60%	10.66%	9.89%	11.54%
(1)    Assumed a 21% tax rate.

Pre-Tax, Pre-Provision Income. Pre-tax, pre-provision income is a supplemental measure of operating earnings and performance. Pre-tax, pre-provision income is calculated as net income before provision for credit losses and income tax expense. This supplemental measure has become more widely used by financial institutions as a measure of financial performance for comparability across financial institutions.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income, as presented	$11,993	$12,389	$25,265	$25,116
Adjustment for provision (credit) for credit losses	650	103	(1,452)	2,105
Adjustment for income tax expense	2,876	3,165	5,939	6,417
Pre-tax, pre-provision income	$15,519	$15,657	$29,752	$33,638

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Non-interest expense, as presented	$27,310	$27,143	$54,672	$53,308
Net interest income, as presented	$32,184	$32,690	$63,457	$66,970
Adjustment for the effect of tax-exempt income(1)	159	235	309	464
Non-interest income, as presented	10,645	10,110	20,967	19,976
Adjusted net interest income plus non-interest income	$42,988	$43,035	$84,733	$87,410
Ratio of non-interest expense to total revenues(2)	63.77%	63.42%	64.76%	61.31%
Efficiency ratio	63.53%	63.07%	64.52%	60.99%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on Average Tangible Equity:
Net income, as presented	$11,993	$12,389	$25,265	$25,116
Adjustment for amortization of core deposit intangible assets	139	148	278	296
Tax impact of above adjustment(1)	(29)	(31)	(58)	(62)
Net income, adjusted for amortization of core deposit intangible assets	$12,103	$12,506	$25,485	$25,350
Average equity, as presented	$502,480	$466,198	$498,997	$464,434
Adjustment for average goodwill and core deposit intangible assets	(95,458)	(96,036)	(95,531)	(96,113)
Average tangible equity	$407,022	$370,162	$403,466	$368,321
Return on average equity	9.60%	10.66%	10.18%	10.91%
Return on average tangible equity	11.96%	13.55%	12.70%	13.88%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see "Adjusted Net Income" table above)	$11,993	$12,389	$24,546	$27,340
Adjustment for amortization of core deposit intangible assets	139	148	278	296
Tax impact of above adjustment(1)	(29)	(31)	(58)	(62)
Adjusted net income, adjusted for amortization of core deposit intangible assets	$12,103	$12,506	$24,766	$27,574
Adjusted return on average tangible equity	11.96%	13.55%	12.34%	15.10%

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

(Dollars in thousands, except number of shares, per share data and ratios)	June 30, 2024	December 31, 2023
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$508,286	$495,064
Adjustment for goodwill and core deposit intangible assets	(95,390)	(95,668)
Tangible shareholders’ equity	$412,896	$399,396
Shares outstanding at period end	14,569,262	14,565,952
Book value per share	$34.89	$33.99
Tangible book value per share	$28.34	$27.42
Tangible Common Equity Ratio:
Total assets	$5,724,380	$5,714,506
Adjustment for goodwill and core deposit intangible assets	(95,390)	(95,668)
Tangible assets	$5,628,990	$5,618,838
Common equity ratio	8.88%	8.66%
Tangible common equity ratio	7.34%	7.11%

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

(Dollars in thousands)	June 30, 2024	December 31, 2023
Total deposits	$4,514,020	$4,597,360
Adjustment for certificates of deposit	(576,563)	(609,503)
Adjustment for brokered deposits	(150,828)	(101,919)
Core deposits	$3,786,629	$3,885,938

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Total average deposits(1)	$4,349,135	$4,426,370	$4,359,912	$4,473,138
Adjustment average certificates of deposit	(583,282)	(410,272)	(583,044)	(365,489)
Average core deposits	$3,765,853	$4,016,098	$3,776,868	$4,107,649

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.7 billion in assets as of June 30, 2024, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

The Company operates throughout Maine, with its primary markets and presence being throughout coastal and central Maine, and select areas of New Hampshire. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

Net income for the first half of 2024 was $25.3 million, an increase of $149,000, or 1%, compared to the same period in 2023, and diluted EPS was $1.72 for each of the six months ended June 30, 2024 and 2023. The Company's operating results for the first six months of 2024 included a $910,000 partial recovery from the sale of a Signature Bank corporate bond that we wrote-off in the first half of 2023, upon announcement of Signature Bank’s failure in March 2023. Excluding the sale of the corporate bond, net of tax, adjusted net income (non-GAAP) for the six months ended June 30, 2024 was $24.5 million and adjusted diluted EPS was $1.67, decreases of 10% and 8%, respectively, from the same period in 2023.

Throughout the first half of the year, the Company's earnings continue to be affected by the interest rate environment, having now operated in an inverted yield curve environment for approximately two years. On an annual basis, net interest income accounts for approximately 75% of the Company’s total revenues, which, in part, is driven by net interest margin. For the first half of 2024, the Company’s net interest margin was 2.32%, compared to 2.47% for the same period of 2023. The decrease speaks to the interest rate environment and the impact of the inverted yield curve as the increase in deposit and borrowing costs has outpaced the benefit from higher interest on our interest-earning asset yield. We continue to take steps to optimize our net interest margin, and in the second quarter of 2024 the Company's net interest margin increased 6 basis points from the first quarter of 2024 to 2.36%. During the first half of 2024, we took several actions to optimize our net interest margin, including, but not limited to: (1) continued with our strategy to redeploy investment cash flows to fund new loan originations at current market interest rates; (2) we maintained disciplined new loan origination pricing; (3) we introduced a new high-yield savings deposit account focused on driving on new relationships and expanding existing relationships; (4) we repriced and drove outflow of certain high-cost, non-core deposit customer relationships and replaced with more cost-effective funding; and (5) $100.0 million balance sheet derivative matured in June 2024, which contributed to the yield increase in the commercial real estate loan portfolio.

While we have seen pressures on net interest income between periods, during the first half of 2024 we are seeing positive momentum building within non-interest income as evidenced by growth of 5% over the first half of 2023. Our wealth and brokerage business lines grew revenues 12% as assets under administration reached $2.1 billion as of June 30, 2024, and represented 12% growth over the past twelve months.

Along with optimizing net interest margin, asset quality has remained a top priority for the Company throughout this most recent economic cycle. We continue to actively monitor the loan portfolio for potential risks, including thorough reviews and stress analysis on our commercial real estate loan portfolio, particularly those sub-segments of this portfolio that have been in the news. Through our reviews and analyses, we have not identified any systemic signs of distress within our loan portfolios, which speaks to our continued disciplined and consistent underwriting of loans in all economic environments and cycles. As of June 30, 2024, loans 30-89 days past due to total loans was 0.05%, which was 7 basis points lower than December 31, 2023 and consistent with that reported as of March 31, 2024. Annualized net charge-offs for the six months ended June 30, 2024 and 2023 were 0.03% of average loans for each period. Due to these strong credit quality metrics, combined with a more favorable macroeconomic forecast between periods, the Company’s allowance for credit losses ("ACL") on loans decreased to 0.86% as of June 30, 2024, compared to 0.90% at December 31, 2023 and consistent with that reported as of March 31, 2024.

The following table outlines other key financial metrics for the periods indicated:

	As of or for the Three Months Ended
(In thousands, except per share data and ratios)	June 30, 2024	December 31, 2023	June 30, 2023	% Change Jun 2024 vs. Dec 2023	% Change Jun 2024 vs. Jun 2023
Earnings and Profitability
Net income	$11,993	$8,480	$12,389	41%	(3)%
Adjusted net income (non-GAAP)	$11,993	$12,410	$12,389	(3)%	(3)%
Diluted EPS	$0.81	$0.58	$0.85	40%	(5)%
Adjusted diluted EPS (non-GAAP)	$0.81	$0.85	$0.85	(5)%	(5)%
Return on average assets	0.84%	0.59%	0.87%	0.25%	(0.03)%
Adjusted return on average assets (non-GAAP)	0.84%	0.87%	0.87%	(0.03)%	(0.03)%
Return on average equity	9.60%	7.20%	10.66%	2.40%	(1.06)%
Adjusted return on average equity (non-GAAP)	9.60%	10.53%	10.66%	(0.93)%	(1.06)%
Return on average tangible equity (non-GAAP)	11.96%	9.18%	13.55%	2.78%	(1.59)%
Adjusted return on average tangible equity (non-GAAP)	11.96%	13.38%	13.55%	(1.42)%	(1.59)%
Efficiency ratio (non-GAAP)	63.53%	63.48%	63.07%	0.05%	0.46%
Balance Sheet and Liquidity
Loans	$4,139,361	$4,098,094	$4,100,131	1%	1%
Deposits	$4,514,020	$4,597,360	$4,693,745	(2)%	(4)%
Cash dividends declared per share	$0.42	$0.42	$0.42	—%	—%
Uninsured and uncollateralized deposits to total deposits	14.60%	14.60%	14.89%	—%	(0.29)%
Available liquidity sources to uninsured and uncollateralized deposits	200.59%	201.67%	203.45%	(1.08)%	(2.86)%
Credit Quality and Capital
Non-performing assets to total assets	0.17%	0.13%	0.09%	0.04%	0.08%
Loans 30-89 days past due to total loans	0.05%	0.12%	0.05%	(0.07)%	—%
Allowance for credit losses on loans to total loans	0.86%	0.90%	0.90%	(0.04)%	(0.04)%
Total risk-based capital ratio	14.46%	14.36%	13.95%	0.10%	0.51%
Tangible common equity ratio (non-GAAP)	7.34%	7.11%	6.58%	0.23%	0.76%

	As of or for the Six Months Ended
(In thousands, except per share data and ratios)	June 30, 2024	June 30, 2023	% Change Jun 2024 vs. Jun 2023
Earnings and Profitability
Net income	$25,265	$25,116	1%
Adjusted net income (non-GAAP)	$24,546	$27,340	(10)%
Diluted EPS	$1.72	$1.72	—%
Adjusted diluted EPS (non-GAAP)	$1.67	$1.82	(8)%
Return on average assets	0.89%	0.89%	—%
Adjusted return on average assets (non-GAAP)	0.87%	0.95%	(0.08)%
Return on average equity	10.18%	10.91%	(0.73)%
Adjusted return on average equity (non-GAAP)	9.89%	11.54%	(1.65)%
Return on average tangible equity (non-GAAP)	12.70%	13.88%	(1.18)%
Adjusted return on average tangible equity (non-GAAP)	12.34%	15.10%	(2.76)%
Efficiency ratio (non-GAAP)	64.52%	60.99%	3.53%
Balance Sheet and Liquidity
Loans	$4,139,361	$4,100,131	1%
Deposits	$4,514,020	$4,693,745	(4)%
Cash dividends declared per share	$0.84	$0.84	—%
Uninsured and uncollateralized deposits to total deposits	14.60%	14.89%	(0.29)%
Available liquidity sources to uninsured and uncollateralized deposits	200.59%	203.45%	(2.86)%
Credit Quality and Capital
Non-performing assets to total assets	0.17%	0.09%	0.08%
Loans 30-89 days past due to total loans	0.05%	0.05%	—%
Allowance for credit losses on loans to total loans	0.86%	0.90%	(0.04)%
Total risk-based capital ratio	14.46%	13.95%	0.51%
Tangible common equity ratio (non-GAAP)	7.34%	6.58%	0.76%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended June 30, 2024, net interest income was 75% of total revenues, compared to 76% for the quarter ended June 30, 2023. For the six months ended June 30, 2024, net interest income was 75% of total revenues, compared to 77% for the same period of 2023. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income on a fully-taxable equivalent basis (non-GAAP) as a percentage of average interest-earning assets.

Net Interest Income (Fully-Taxable Equivalent). Net interest income on a fully-taxable equivalent basis for the quarter ended June 30, 2024 was $32.3 million, a decrease of $582,000, or 2%, compared to the second quarter of 2023. Between periods the Company’s net interest margin on a fully-taxable equivalent basis decreased 4 basis points to 2.36% for the second quarter of 2024.
•Interest expense increased $6.6 million between periods primarily due to a 54 basis point increase in our average cost of funds to 2.35% for the second quarter of 2024. Our deposit and borrowing costs increased throughout the past year due to the current interest rate.
The Company’s average deposit costs for the quarter ended June 30, 2024 were 2.05%, compared to 1.48% for the same period in 2023. Deposit costs have continued to be inflated throughout the first half of 2024 due to prolonged higher short-term rates. Increased deposit costs were also the result of strong deposit competition within our markets, and more broadly across depository institutions, as well as changes in the deposit mix as depositors move cash into higher interest-earning deposit accounts to obtain the best rates. These changes in deposit mix also drove significant increases within our money market and CD balances over the past year and significant decreases in lower cost checking and savings account balances.
The Company’s average cost of borrowings for the three months ended June 30, 2024, was 4.00%, compared to 3.77% for the three months ended June 30, 2023. The increase was driven by the continued higher short-term interest rates between years, and the increase in average borrowings of $35.4 million, or 5%.
•Interest income on a fully-taxable equivalent basis increased $6.0 million between periods primarily driven by the higher interest rate environment between years. For the second quarter of 2024, the Company’s yield on average interest-earning assets was 4.58%, compared to 4.12% for the same period in 2023.
The Company’s average loan yield was 5.14% for the three months ended June 30, 2024, an increase of 41 basis points over the same period in 2023. In mid-June 2024, a $100.0 million balance sheet interest rate swap on the commercial real estate portfolio matured and contributed to the yield expansion between periods. We continue to redeploy loan and investment cash flows primarily to fund new loan originations at current market interest rates and further support our loan yield expansion.
The Company’s average investment yield was 2.64% for the second quarter of 2024, an increase of 46 basis points over the same period in 2023. The increase between periods is the result of the continued cash flow from lower-yielding investments combined with the sale of investments in the second half of 2023 to reposition the Company's balance sheet. The increase in our investment yield drove an increase in interest income on investments year-over-year and fully offset the impact of a decrease in average investment balances of 7% between periods.

Net Interest Income (Fully-Taxable Equivalent). For the six months ended June 30, 2024, the Company's net interest income on a fully-taxable equivalent basis was $63.8 million, a decrease of $3.7 million, or 5%, compared to the same period in 2023. Between periods, the Company’s net interest margin on a fully-taxable equivalent basis decreased 15 basis points to 2.32% for the six months ended June 30, 2024.
•Interest expense increased $17.1 million between periods primarily due to a 68 basis point increase in our average cost of funds to 2.31% for the six months ended June 30, 2024, which included an increase in average deposit costs of 66 basis points between periods to 2.01% for the six months ended June 30, 2024.
•Interest income on a fully-taxable equivalent basis increased $13.4 million between periods primarily driven by interest-earning assets yield expansion of 49 basis points to 4.51% for the six months ended June 30, 2024. This increase in yields more than offset the decrease in average interest-earning assets of $12.5 million. Between periods, our average loan yield expanded 46 basis points to 5.07% for six months ended June 30, 2024. For the first six months of 2024, our investment yield expanded to 2.62%, an increase of 42 basis points over the same period in 2023. These increased yields reflect the increase in interest rates between periods and the maturity of lower yielding assets.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$50,266	$770	6.06%	$27,008	$335	4.90%
Investments - taxable	1,162,941	7,509	2.58%	1,212,942	6,313	2.08%
Investments - nontaxable(1)	61,794	584	3.78%	105,210	965	3.67%
Loans(2):
Commercial real estate	1,701,431	21,892	5.09%	1,670,299	20,040	4.75%
Commercial(1)	387,093	6,372	6.51%	405,485	5,975	5.83%
SBA PPP	244	1	2.29%	512	6	4.27%
Municipal(1)	16,351	197	4.84%	17,484	173	3.98%
Residential real estate	1,772,707	19,861	4.48%	1,748,443	17,730	4.06%
Consumer and home equity	260,384	5,135	7.93%	253,308	4,753	7.53%
Total loans	4,138,210	53,458	5.14%	4,095,531	48,677	4.73%
Total interest-earning assets	5,413,211	62,321	4.58%	5,440,691	56,290	4.12%
Cash and due from banks	76,013			49,540
Other assets	282,590			259,697
Less: ACL	(35,538)			(37,415)
Total assets	$5,736,276			$5,712,513
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$901,774	$—	—%	$999,809	$—	—%
Interest checking	1,479,201	9,276	2.52%	1,638,677	9,330	2.28%
Savings	624,034	810	0.52%	685,282	164	0.10%
Money market	760,844	6,452	3.41%	692,330	4,258	2.47%
Certificates of deposit	583,282	5,653	3.90%	410,272	2,603	2.55%
Total deposits	4,349,135	22,191	2.05%	4,426,370	16,355	1.48%
Borrowings:
Brokered deposits	150,799	1,978	5.28%	237,083	2,890	4.89%
Customer repurchase agreements	185,729	837	1.81%	192,428	707	1.47%
Junior subordinated debentures	44,331	524	4.75%	44,331	533	4.83%
Other borrowings	401,144	4,448	4.46%	272,737	2,880	4.23%
Total borrowings	782,003	7,787	4.00%	746,579	7,010	3.77%
Total funding liabilities	5,131,138	29,978	2.35%	5,172,949	23,365	1.81%
Other liabilities	102,658			73,366
Shareholders' equity	502,480			466,198
Total liabilities & shareholders' equity	$5,736,276			$5,712,513
Net interest income (fully-taxable equivalent)		32,343			32,925
Less: fully-taxable equivalent adjustment		(159)			(235)
Net interest income		$32,184			$32,690
Net interest rate spread (fully-taxable equivalent)			2.23%			2.31%
Net interest margin (fully-taxable equivalent)			2.36%			2.40%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$47,376	$1,258	5.25%	$26,515	$587	4.41%
Investments - taxable	1,175,320	15,030	2.56%	1,225,079	12,690	2.07%
Investments - nontaxable(1)	62,090	1,173	3.78%	105,355	1,931	3.67%
Loans(2):
Commercial real estate	1,692,015	42,899	5.02%	1,658,219	38,998	4.68%
Commercial(1)	388,394	12,332	6.28%	407,288	11,591	5.66%
SBA PPP	284	5	3.53%	553	9	3.35%
Municipal(1)	15,502	357	4.63%	16,744	314	3.78%
Residential real estate	1,772,892	39,418	4.45%	1,731,911	33,930	3.92%
Consumer and home equity	258,844	10,182	7.91%	253,533	9,194	7.31%
Total loans	4,127,931	105,193	5.07%	4,068,248	94,036	4.61%
Total interest-earning assets	5,412,717	122,654	4.51%	5,425,197	109,244	4.02%
Cash and due from banks	70,888			48,134
Other assets	279,764			264,099
Less: ACL	(36,241)			(37,272)
Total assets	$5,727,128			$5,700,158
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$917,547	$—	—%	$1,037,927	$—	—%
Interest checking	1,484,693	18,657	2.53%	1,664,128	17,671	2.14%
Savings	611,913	1,115	0.37%	709,907	301	0.09%
Money market	762,715	12,712	3.35%	695,687	8,043	2.33%
Certificates of deposit	583,044	11,123	3.84%	365,489	3,971	2.19%
Total deposits	4,359,912	43,607	2.01%	4,473,138	29,986	1.35%
Borrowings:
Brokered deposits	142,092	3,740	5.29%	228,866	5,091	4.49%
Customer repurchase agreements	184,108	1,565	1.71%	187,618	1,188	1.28%
Junior subordinated debentures	44,331	1,058	4.80%	44,331	1,061	4.83%
Other borrowings	401,413	8,918	4.47%	224,249	4,484	4.03%
Total borrowings	771,944	15,281	3.98%	685,064	11,824	3.48%
Total funding liabilities	5,131,856	58,888	2.31%	5,158,202	41,810	1.63%
Other liabilities	96,275			77,522
Shareholders' equity	498,997			464,434
Total liabilities & shareholders' equity	$5,727,128			$5,700,158
Net interest income (fully-taxable equivalent)		63,766			67,434
Less: fully-taxable equivalent adjustment		(309)			(464)
Net interest income		$63,457			$66,970
Net interest rate spread (fully-taxable equivalent)			2.20%			2.39%
Net interest margin (fully-taxable equivalent)			2.32%			2.47%
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

	Three Months Ended June 30, 2024 vs. June 30, 2023			Six Months Ended June 30, 2024 vs. June 30, 2023
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$443	$(8)	$435	$756	$(85)	$671
Investments – taxable	(260)	1,456	1,196	(515)	2,855	2,340
Investments – nontaxable	(398)	17	(381)	(794)	36	(758)
Commercial real estate	374	1,478	1,852	795	3,106	3,901
Commercial	(274)	666	392	(543)	1,280	737
Municipal	(11)	35	24	(23)	66	43
Residential real estate	246	1,885	2,131	803	4,685	5,488
Consumer and home equity	133	249	382	193	795	988
Total interest income (fully-taxable equivalent)	253	5,778	6,031	672	12,738	13,410
Interest-bearing liabilities:
Interest checking	(907)	853	(54)	(1,904)	2,890	986
Savings	(15)	661	646	(44)	858	814
Money market	422	1,772	2,194	774	3,895	4,669
Certificates of deposit	1,100	1,950	3,050	2,363	4,789	7,152
Brokered deposits	(1,052)	140	(912)	(1,932)	581	(1,351)
Customer repurchase agreements	(25)	155	130	(22)	399	377
Junior subordinated debentures	—	(9)	(9)	—	(3)	(3)
Other borrowings	1,355	213	1,568	3,541	893	4,434
Total interest expense	878	5,735	6,613	2,776	14,302	17,078
Net interest income (fully-taxable equivalent)	$(625)	$43	$(582)	$(2,104)	$(1,564)	$(3,668)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2024	2023	2024	2023
Interest income from residential real estate derivatives	Interest income	$1,524	$1,204	$3,043	$1,683
Loan fees (costs)	Interest income	557	157	904	(311)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	20	47	43	80
Recoveries on previously charged-off acquired loans	Interest income	3	11	101	37
Total		$2,104	$1,419	$4,091	$1,489

Provision (Credit) for Credit Losses
The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30, 2024		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Provision (credit) for loan losses(1)	$188	$305	$(117)	(38)%	$(976)	$744	$(1,720)	231%
Provision (credit) for credit losses on off-balance sheet credit exposures(2)	462	(202)	664	(329)%	434	(477)	911	(191)%
(Credit) provision for HTM debt securities(3)	—	—	—	—%	(910)	1,838	(2,748)	(150)%
Provision (credit) for credit losses	$650	$103	$547	531%	$(1,452)	$2,105	$(3,557)	(169)%
(1)    Provision (credit) for loan losses: The Company recorded provision expense of $188,000 driven by modest loan growth while maintaining strong asset quality within the loan portfolios. For the six months ended June 30, 2024, negative provision expense (i.e., credit for credit losses) of $976,000 was recorded and was driven by the continued strong asset quality and an improved macroeconomic forecast seen in 2024.
(2)    Provision (credit) for credit losses on off-balance sheet credit exposures: As of June 30, 2024 and 2023, the ACL on off-balance sheet credit exposures was $2.8 million. The provision recorded in the second quarter of 2024 was driven by the increase in unfunded commitments of $71.5 million between periods and drove the increase for the first six months of 2024 as well.
(3)    (Credit) provision for HTM debt securities: During the first six months of 2024, the Company sold its Signature Bank corporate bond that it had previously written-off in full in March 2023, for $1.8 million and recovered proceeds of $910,000.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Debit card income	$3,069	$3,079	$(10)	—%	$5,935	$6,017	$(82)	(1)%
Service charges on deposit accounts(1)	2,113	1,935	178	9%	4,140	3,697	443	12%
Income from fiduciary services (2)	1,870	1,775	95	5%	3,619	3,375	244	7%
Brokerage and insurance commissions(3)	1,441	1,152	289	25%	2,680	2,245	435	19%
Bank-owned life insurance	694	613	81	13%	1,377	1,205	172	14%
Mortgage banking income, net	516	590	(74)	(13)%	1,324	1,306	18	1%
Other income(4)	942	966	(24)	(2)%	1,892	2,131	(239)	(11)%
Total non-interest income	$10,645	$10,110	$535	5%	$20,967	$19,976	$991	5%
Non-interest income as a percentage of total revenues	25%	24%			25%	23%
(1)    Service charges on deposit accounts: The increase for the three and six months ended June 30, 2024, was driven by the increase in overdraft utilization by customers that increased income of $129,000 and $328,000, respectively. Additionally, the Company saw an increase due to increased cash management fees of $104,000 and $206,000 between periods.
(2)    Income from fiduciary services: The increase for the three and six months ended June 30, 2024 over the same periods in 2023, was driven by the increase in assets under management of 3% and 5% respectively, to $1.2 billion as of June 30, 2024.
(3)    Brokerage and insurance commissions: The increase for the three and six months of 2024 over the same periods in 2023, was driven by the increasing new business from existing customers along with the increase in assets under administration of 2% and 7%, respectively, to $855.8 million as of June 30, 2024.
(4)    Other income: The decrease for the six months ended June 30, 2024, was driven by a decrease in customer loan swap fees of $250,000 between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Salaries and employee benefits(1)	$15,601	$15,288	$313	2%	$31,555	$29,861	$1,694	6%
Furniture, equipment and data processing(2)	3,497	3,179	318	10%	7,126	6,390	736	12%
Net occupancy costs	1,981	1,852	129	7%	4,051	3,931	120	3%
Debit card expense	1,311	1,262	49	4%	2,575	2,463	112	5%
Consulting and professional fees(3)	1,149	1,375	(226)	(16)%	2,009	2,430	(421)	(17)%
Regulatory assessments	813	868	(55)	(6)%	1,670	1,713	(43)	(3)%
Amortization of core deposit intangible assets	139	148	(9)	(6)%	278	296	(18)	(6)%
OREO and collection costs, net	47	4	43	N.M.	57	9	48	N.M.
Other expenses(4)	2,772	3,167	(395)	(12)%	5,351	6,215	(864)	(14)%
Total non-interest expense	$27,310	$27,143	$167	1%	$54,672	$53,308	$1,364	3%
Ratio of non-interest expense to total revenues	63.77%	63.42%			64.76%	61.31%
Efficiency ratio (non-GAAP)	63.53%	63.07%			64.52%	60.99%
(1)    Salaries and employee benefits: The increase in the three and six months ended June 30, 2024, compared to 2023, was primarily driven by increases in one-time expenses for executive transition related items and higher incentive accruals due to better company performance in the first half 2024.
(2)    Furniture, equipment and data processing: The increase for the three and six months ended June 30, 2024, reflects the continued investment in customer-facing technology platforms, internal systems and production platforms to drive increased productivity and efficiencies, and updates to various information security and resiliency-related systems and enhancements.
(3)    Consulting and professional fees: The decreases in the three and six months ended June 30, 2024, compared to 2023, were driven by increased fees for 2023 for legal, consulting and director-related costs for the succession planning with no corresponding amounts recorded in 2024.
(4)    Other expenses: The decrease for the three and six months ended June 30, 2024 was driven by the decreased advertising costs for specific deposit campaigns in 2023 that were not needed in 2024, along with the decrease in external hiring costs due to CEO transition costs incurred in the second quarter of 2023.

FINANCIAL CONDITION
Cash and Cash Equivalents
Total cash and cash equivalents as of June 30, 2024, were $105.6 million, compared to $99.8 million at December 31, 2023. We continually monitor our cash levels as part of our liquidity risk management practices. Refer to the "—Liquidity" section for additional details.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of June 30, 2024 and December 31, 2023, our investment portfolio consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

In 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. As of June 30, 2024, the net unrealized losses on the transferred securities reported within AOCI were $44.4 million, net of a deferred tax asset of $12.2 million, and the weighted-average life on these securities was 8.3 years. At December 31, 2023, the net unrealized losses on the transferred securities reported within AOCI were $46.9 million, net of a deferred tax asset of $12.8 million and the weighted-average life of these securities was 8.5 years.

As of June 30, 2024, the reported value of the Company's total investments portfolio was $1.1 billion, a decrease of $55.6 million, or 5%, since December 31, 2023. This was driven by changes within our debt securities portfolio, including:

•Paydowns, calls and maturities of $53 million.
•A net decrease in the fair value of the AFS debt securities portfolio of $6.8 million due to interest rate movement during the quarter.

Our AFS debt securities portfolio, which comprised 51% and 53% of our investment portfolio as of June 30, 2024 and December 31, 2023, respectively, was carried at fair value using Level 2 valuation techniques. Refer to Note 15 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities are carried at amortized cost and comprised 47% and 46% of our investment portfolio as of June 30, 2024 and December 31, 2023, respectively.

The book value of our debt securities as of June 30, 2024 and December 31, 2023, was $1.1 billion and $1.2 billion, respectively. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. The following table provides the make-up of the Company's investment portfolio as of June 30, 2024 and December 31, 2023, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	June 30, 2024	Percent of Total Debt Securities as of June 30, 2024	December 31, 2023	Percent of Total Debt Securities as of December 31, 2023
MBS - Agency-backed	$799,769	67%	$830,288	67%
CMO - Agency-backed	286,926	24%	306,505	24%
Municipal	61,830	5%	62,691	5%
Corporate	40,917	3%	40,790	3%
Other - Agency-backed	7,661	1%	7,593	1%
Total	$1,197,103	100%	$1,247,867	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of June 30, 2024, compared to December 31, 2023, remains consistent and the Company expects the portfolio will continue to be well positioned to provide a stable source of cash flow. As of June 30, 2024 and December 31, 2023, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.5 years and 5.7 years, respectively.

We completed a review of our HTM and AFS investment portfolio as of June 30, 2024, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024				December 31, 2023
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized Gain (Loss)
Municipal bonds	55	$59,937	$61,830	$(1,893)	55	$63,159	$62,691	$468
Corporate bonds	19	37,909	40,917	(3,008)	20	37,714	40,790	(3,076)
Total	74	$97,846	$102,747	$(4,901)	75	$100,873	$103,481	$(2,608)

As of June 30, 2024 and December 31, 2023, municipal bonds were 5% of the book value of the total bond portfolio and all carried an investment-grade credit rating.

As of June 30, 2024 and December 31, 2023, corporate bonds were 3% of the book value of the total bond portfolio and 69% of these corporate bonds carried an investment-grade credit rating. The remaining 31% of corporate bonds were non-rated corporate bonds of community banks within our markets. As of June 30, 2024, the corporate bond portfolio was made up of 18 different companies, which included 16 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 32% of our exposure as of June 30, 2024, being to global systemically important banks, or "G-SIBs".

As of June 30, 2024 and December 31, 2023, the Company did not carry an ACL on any of its corporate or municipal bonds.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2024 and December 31, 2023, our investment in FHLBB stock totaled $11.7 million and $10.0 million, respectively, and our investment in FRB stock was $5.4 million at each date.

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

Loans
The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2024	December 31, 2023	($)	(%)
Commercial real estate - non-owner-occupied	$1,395,713	$1,370,446	$25,267	2%
Commercial real estate - owner-occupied	302,266	301,860	406	—%
Commercial	409,682	403,901	5,781	1%
Residential real estate	1,768,357	1,763,378	4,979	—%
Consumer and home equity	263,343	258,509	4,834	2%
Total loans	$4,139,361	$4,098,094	$41,267	1%
Commercial Loan Portfolio	$2,107,661	$2,076,207	$31,454	2%
Retail Loan Portfolio	$2,031,700	$2,021,887	$9,813	—%
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

Portfolio Concentrations. Our primary market continues to be Maine, making up 68% of the loan portfolio as of June 30, 2024 and December 31, 2023. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 15% and 10%, of our total loan portfolio as of June 30, 2024, respectively, and 16% and 10% as of December 31, 2023, respectively. As of June 30, 2024, our distribution channels included 55 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, and an online residential mortgage and small business digital loan platform.

As of June 30, 2024, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 32% and 28% of our total commercial real estate portfolio and 13% and 12% of total loans, respectively. As of December 31, 2023, the non-residential building operators’ industry and lessors of residential building industry concentrations were 33% and 28%, respectively, of total commercial real estate portfolio and 14% and 11% of total loans. As of June 30, 2024, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	June 30,		December 31,
	2024		2023		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,055,307	50%	$1,057,148	51%	$(1,841)	—%
Lodging	234,921	11%	229,017	11%	5,904	3%
Retail trade	121,027	6%	116,623	6%	4,404	4%
Health care	101,937	5%	95,801	5%	6,136	6%
Construction	87,321	4%	73,936	4%	13,385	18%
Manufacturing	70,293	3%	74,089	4%	(3,796)	(5)%
Finance and insurance	63,002	3%	66,038	3%	(3,036)	(5)%
Wholesale trade	60,635	3%	67,512	3%	(6,877)	(10)%
Other (each < 3%)	313,218	15%	296,043	13%	17,175	6%
Total	$2,107,661	100%	$2,076,207	100%	$31,454	2%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,395,713	67%	$1,370,446	66%	25,267	2%
Commercial real estate - owner-occupied	302,266	14%	301,860	15%	406	—%
Commercial	409,682	19%	403,901	19%	5,781	1%
Total	$2,107,661	100%	$2,076,207	100%	$31,454	2%

(1) The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	June 30,			December 31,
	2024			2023			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$271,454	26%	7%	$274,181	26%	7%	$(2,727)	(1)%
Multi-family (1-4 units)(b)	169,817	16%	4%	153,166	14%	4%	16,651	11%
Office(c)	168,843	16%	4%	169,904	16%	4%	(1,061)	(1)%
Industrial	165,266	16%	4%	164,021	16%	4%	1,245	1%
Retail	161,264	15%	4%	167,865	16%	4%	(6,601)	(4)%
Other(d)	118,663	11%	3%	128,011	12%	3%	(9,348)	(7)%
Total	$1,055,307	100%	26%	$1,057,148	100%	26%	$(1,841)	—%
(a) Multi-family (5+ units) loans are primarily located in non-urban locations, including 79% in Maine, 11% in Massachusetts, 8% in New Hampshire, and 2% in other states as of June 30, 2024 and December 31, 2023, respectively.
(b) Represents multi-family (1-4 units) that are used for commercial purposes.
(c) Office loans are primarily located in non-urban locations, including 52% in Maine and 26% in New Hampshire as of June 30, 2024 and December 31, 2023, respectively. There were 23% and 22% in Massachusetts as of June 30, 2024 and December 31, 2023, respectively.
(d) Other includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.

Related Party Transactions. The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 3 and Note 8 of the consolidated financial statements provide information on related party lending and deposit transactions, respectively. We have not entered into significant related party transactions.

Asset Quality
Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continually reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:
•The Credit Risk and Special Assets teams and the Credit Risk Policy Committee, which is an internal management committee comprised of the Company’s president and chief executive officer and other various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Credit Risk and Special Assets, Risk, and Commercial and Retail Banking, oversee the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan ratings system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee comprised of the Company’s president and chief executive officer and other executives and senior managers across business lines, including Accounting and Finance; Credit Underwriting, Credit Risk and Special Assets; Risk and Compliance; Commercial Banking; and Retail Banking. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.

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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-accrual loans:
Commercial real estate - non-owner-occupied	$79	$262
Commercial real estate - owner-occupied	—	124
Commercial	4,409	1,725
Residential real estate	2,497	2,539
Consumer and home equity	810	798
Total non-accrual loans	7,795	5,448
Accruing TDRs prior to ASU 2022-02 adoption not included above	1,846	1,990
Total non-performing loans	9,641	7,438
Other real estate owned	—	—
Total non-performing assets	$9,641	$7,438
Total loans, excluding loans held for sale	$4,139,361	$4,098,094
Total assets	5,724,380	5,714,506
ACL on loans	35,412	36,935
ACL on loans to non-accrual loans	454.29%	677.96%
Non-accrual loans to total loans	0.19%	0.13%
Non-performing loans to total loans	0.23%	0.18%
Non-performing assets to total assets	0.17%	0.13%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of June 30, 2024 and December 31, 2023, loans classified as potential problem loans totaled $79,000 and $1.2 million, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$678	$84
Commercial real estate - owner-occupied	—	656
Commercial	539	2,007
Residential real estate	400	1,290
Consumer and home equity	628	922
Total	$2,245	$4,959
Total loans	$4,139,361	$4,098,094
Accruing loans 30-89 days past due to total loans	0.05%	0.12%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,		As of or For The Year Ended December 31, 2023
(Dollars in thousands)	2024	2023	2024	2023
ACL on loans at the beginning of the period	$35,613	$37,134	$36,935	$36,922	$36,922
Provision (credit) for loan losses	188	305	(976)	744	1,174
Net charge-offs (recoveries)(1)
Commercial real estate	(1)	(1)	(8)	(2)	39
Commercial	384	470	601	683	1,089
Residential real estate	(7)	(29)	(13)	(15)	(26)
Consumer and home equity	13	16	(33)	17	59
Total net charge-offs	389	456	547	683	1,161
ACL on loans at the end of the period	$35,412	$36,983	$35,412	$36,983	$36,935
Components of ACL:
ACL on loans	$35,412	$36,983	$35,412	$36,983	$36,935
ACL on off-balance sheet credit exposures	2,787	2,788	2,787	2,788	2,353
ACL at end of the period	$38,199	$39,771	$38,199	$39,771	$39,288
Total loans, excluding loans held for sale	$4,139,361	$4,100,131	$4,139,361	$4,100,131	$4,098,094
Average Loans	$4,138,210	$4,095,531	$4,127,931	$4,068,248	$4,076,681
Net charge-offs to average loans (annualized)	0.04%	0.04%	0.03%	0.03%	0.03%
Provision (credit) for loan losses (annualized) to average loans	0.02%	0.03%	(0.05)%	0.04%	0.03%
ACL on loans to total loans	0.86%	0.90%	0.86%	0.90%	0.90%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended June 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2024:
Commercial real estate	$—	$1	$(1)	$1,701,431	—%
Commercial	454	70	384	403,688	0.10%
Residential real estate	—	7	(7)	1,772,707	—%
Consumer and home equity	19	6	13	260,384	—%
Total	$473	$84	$389	$4,138,210	0.04%
2023:
Commercial real estate	$—	$1	$(1)	$1,670,299	—%
Commercial	534	64	470	423,481	0.11%
Residential real estate	—	29	(29)	1,748,443	—%
Consumer and home equity	27	11	16	253,308	0.01%
Total	$561	$105	$456	$4,095,531	0.04%

	For The Six Months Ended June 30,
2024:
Commercial real estate	$—	$8	$(8)	$1,692,015	—%
Commercial	763	162	601	404,180	0.15%
Residential real estate	—	13	(13)	1,772,892	—%
Consumer and home equity	55	88	(33)	258,844	(0.01)%
Total	$818	$271	$547	$4,127,931	0.03%
2023:
Commercial real estate	$—	$2	$(2)	$1,658,219	—%
Commercial	846	163	683	424,585	0.16%
Residential real estate	18	33	(15)	1,731,911	—%
Consumer and home equity	31	14	17	253,533	0.01%
Total	$895	$212	$683	$4,068,248	0.03%

	For the Year Ended December 31,
2023:
Commercial real estate	$58	$19	$39	$1,659,078	—%
Commercial	1,560	471	1,089	415,650	0.26%
Residential real estate	18	44	(26)	1,748,076	—%
Consumer and home equity	91	32	59	253,877	0.02%
Total	$1,727	$566	$1,161	$4,076,681	0.03%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months or six ended June 30, 2024. The significant key assumptions used with the ACL on loans calculation as of June 30, 2024 and December 31, 2023, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of June 30, 2024 and December 31, 2023, the recorded ACL on loans was $35.4 million, or 0.86% to total loans, and $36.9 million, or 0.90% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a recession over the next 12 to 24 months using multiple scenarios and probability weighting each scenario. The ACL on loans as of June 30, 2024 incorporated a lower weighting for the probability of a recession over the next 12 to 24 months based on management's forecasted macroeconomic outlook as of that date as compared to December 31, 2023. The improved macroeconomic outlook over this period, combined with the Company's strong asset quality as of June 30, 2024, which included proactive stress testing by management on certain loan segments, resulted in a decrease in the ACL on loans during this period.

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

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the three months ended June 30, 2024. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of June 30, 2024 and December 31, 2023, was $2.8 million and $2.4 million, respectively.

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

ACL on HTM Securities. As of June 30, 2024, we have evaluated our HTM debt securities and we have not identified any credit concerns. As of June 30, 2024 and December 31, 2023, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 3 of the consolidated financial statements for further discussion.

Liabilities
Deposits. As of June 30, 2024 and December 31, 2023, deposits totaled $4.5 billion and $4.6 billion, respectively. The deposit landscape continues to be highly competitive across our markets due to the interest rate environment as depositors look to deploy excess liquidity into higher yielding, interest-bearing deposit accounts. We continue to manage our deposits closely with a focus on maintaining and enhancing existing depositor relationships and developing new ones, while balancing the Company's overall funding cost and liquidity position.

The 2% decrease in deposits during the first six months of 2024, was primarily driven by a decrease in checking account balances, which were lower by $134.4 million, or 5%, due to: (1) continued remix from low-cost deposits, such as checking and savings accounts, to savings and money markets and CDs; (2) large outflow from normal business activities of one of our larger commercial deposit relationships; and (3) managed outflows of one of our larger high-cost municipal deposit relationships in an effort to optimize our funding costs. CD balances decreased $32.9 million, or 5%, in the first six months of 2024, as the Company opted to not renew a single higher-cost municipal CD totaling $50.0 million as we were able to utilize other, more cost-effective funding sources. Savings and money market accounts increased $35.1 million, or 3%, in the first half of 2024. This increase was driven by the launch of a high-yield savings deposit product in the first quarter of 2024 in an effort to raise cost effective deposits and drive new customer acquisition.

The Company's loan-to-deposit ratio was 92% as of June 30, 2024, compared to 89% at December 31, 2023.

As of June 30 2024, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $928 million, or 21% of total deposits, as of June 30, 2024, and $1.1 billion, or 23% of total deposits, as of December 31, 2023.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $694.0 million, or 15% of total deposits, as of June 30, 2024, and $669.5 million, or 15% of total deposits, as of December 31, 2023.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $113.4 million, or 20% of CD balances, as of June 30, 2024, and $167.2 million, or 27% of CD balances, as of December 31, 2023. The total uninsured portion of these CDs was $41.4 million, or 7% and $93.7 million, or 15% as of June 30, 2024 and December 31, 2023, respectively.

Borrowings. As of June 30, 2024, total borrowings were $596.9 million, an increase of $67.0 million, or 13%, since December 31, 2023. Throughout 2024, we have taken several actions to optimize our funding costs and to improve net interest income and net interest margin. These include refinancing our existing BTFP advances and increasing our BTFP advances. In January 2024, we increased our BTFP position by $90.0 million to $225.0 million and subsequently, in May 2024, we prepaid $55.0 million of the outstanding BTFP, without penalty. The Company’s borrowings as of June 30, 2024, consisted of:
•Borrowings from the BTFP totaling $170.0 million that are at a fixed rate of 4.76% and scheduled to mature in January 2025. The Company may prepay the BTFP borrowing at any time without penalty.
•Customer repurchase agreements totaling $204.5 million, an increase of $3.8 million, since December 31, 2023.
•Short-term FHLBB advances of $178.2 million, an increase of $28.2 million since December 31, 2023.

Shareholders' Equity
Shareholders' equity as of June 30, 2024, totaled $508.3 million, an increase of $13.2 million, or 3%, since December 31, 2023. The increase was driven by net income of $25.3 million for the six months ended June 30, 2024, offset by regular quarterly cash dividends of $12.3 million, and an increase to AOCI of $321,000.

On June 25, 2024, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on July 31, 2024 to shareholders of record as of July 15, 2024. As of June 30, 2024, the Company's annualized dividend yield was 5.09% based on Camden National's closing share price of $33.00, as reported by NASDAQ on June 28, 2024, the last trading day of the second quarter of 2024.

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2023. We repurchased 50,000 shares of our common stock at an average price of $32.19 per share through the first six months of 2024.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,		As of or For The Year Ended December 31, 2023
	2024	2023	2024	2023
Financial Ratios
Average equity to average assets	8.76%	8.16%	8.71%	8.15%	8.18%
Common equity ratio	8.88%	8.14%	8.88%	8.14%	8.66%
Tangible common equity ratio (non-GAAP)	7.34%	6.58%	7.34%	6.58%	7.11%
Dividend payout ratio	51.22%	49.41%	48.55%	48.84%	56.38%
Per Share Data
Book value per share	$34.89	$32.11	$34.89	$32.11	$33.99
Tangible book value per share (non-GAAP)	$28.34	$25.52	$28.34	$25.52	$27.42
Dividends declared per share	$0.42	$0.42	$0.84	$0.84	$1.68
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

As of June 30, 2024, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash(1)	$19,086
Unpledged investment securities	381,020
Over collateralized securities pledging position	64,517
FHLBB	676,183
Fed Discount Window	85,906
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,321,584
(1)     Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of June 30, 2024, the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.3 billion was 1.9 times uninsured and uncollateralized deposits as of June 30, 2024. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of June 30, 2024, we may access additional funding through brokered deposits.
Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of June 30, 2024 and December 31, 2023, total deposits, including brokered deposits, were $4.5 billion and $4.6 billion, respectively. The decrease in the first half of 2024 was driven by the decrease in core deposits (which exclude CDs and brokered deposits) (non-GAAP) of $99.3 million, or 3%, due to the decrease from a two higher-cost deposit relationship we manage and normal business activity withdrawals from a larger deposit customer. Additionally, CDs decreased $32.9 million, or 5%, in the first six months of 2024.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of June 30, 2024:

(In thousands)	CDs
1 year or less	$540,366
> 1 year	36,197
Total	$576,563

The decrease in retail deposits was offset by the increase in brokered deposits of $48.9 million, or 48%, to $150.8 million as of June 30, 2024. Brokered deposits consisted of $75.0 million of brokered CDs and $75.8 million of brokered money market accounts. As of June 30, 2024, all brokered CDs were scheduled to mature within 12 months.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB and other federal funds and customer repurchase agreements. As of June 30, 2024, total borrowings were $596.9 million, compared to $529.9 million as of December 31, 2023. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged.

As of June 30, 2024, the Company had $686.1 million in borrowing capacity from the FHLBB. As of June 30, 2024, the Company has $170.0 million in borrowings under the BTFP at a rate of 4.76%, which are secured by the Company's investment securities at par. The BTFP loan is scheduled to mature in January 2025, and may be prepaid at any time without penalty. The BTFP is no longer a source for additional liquidity as new advances can no longer be issued under the program.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, as of June 30, 2024, we have available lines of credit of $9.9 million with the FHLBB, of $95.0 million with three correspondent banks, and of $37.2 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of June 30, 2024:

(In thousands)	FHLBB Advances	BTFP	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$178,150	$170,000	$204,456	$—	$552,606
> 1 year	—	—	—	44,331	44,331
Total	$178,150	$170,000	$204,456	$44,331	$596,937

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of June 30, 2024, qualifying residential mortgage loans with a book value of $1.7 million were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	June 30, 2024
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$19,646	$274,121	$516,612	$2,505	$812,884	20%
Commercial	8,959	103,087	76,738	364	189,148	5%
Residential real estate	187	10,235	140,868	1,236,808	1,388,098	34%
Consumer and home equity	1,726	10,881	19,119	176,570	208,296	5%
Total fixed rate	30,518	398,324	753,337	1,416,247	2,598,426	64%
Adjustable/Variable Rate:
Commercial real estate(2)	16,323	293,990	337,170	237,612	885,095	21%
Commercial	66,807	107,375	37,894	8,458	220,534	5%
Residential real estate	23	907	37,178	342,151	380,259	9%
Consumer and home equity	241	2,291	14,530	37,985	55,047	1%
Total adjustable/variable rate	83,394	404,563	426,772	626,206	1,540,935	36%
Total loans	$113,912	$802,887	$1,180,109	$2,042,453	$4,139,361	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 and 2023 that have remained elevated in 2024 have resulted in slowing cash flows. As of June 30, 2024 and December 31, 2023, the Company's MBS and CMO debt securities portfolio totaled 91% of book value for both periods, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $248.9 million as of June 30, 2024.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of June 30, 2024:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$120,372
> 1 year	992,762
Total	$1,113,134
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the six months ended June 30, 2024, the Company reported net income of $25.3 million and paid cash dividends of $12.3 million to shareholders.

In addition, in the course of its normal operations the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of June 30, 2024, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$12,179	$651	$11,528
Finance leases	9,493	157	9,336
Other contractual obligations	10,832	10,832	—
Total	$32,504	$11,640	$20,864

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $508.3 million and $495.1 million as of June 30, 2024 and December 31, 2023, respectively, which amounted to 9% of total assets for both periods. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the six months ended June 30, 2024.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $12.3 million for each of the six months ended June 30, 2024 and 2023. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2024 and 2023, the Bank declared dividends payable to the Company in the amount of $13.0 million and $12.4 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. As of June 30, 2024 and December 31, 2023, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

As of June 30, 2024 and 2023, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2024	June 30, 2023
Year 1
+200 basis points	(3.9)%	(1.0)%
-200 basis points	4.8%	2.3%
Year 2
+200 basis points	1.9%	16.6%
-200 basis points	18.8%	14.9%
If rates remain at or near current levels, net interest income is projected to increase in year two of the simulation. Asset cash flows reprice and replace into the current higher rate environment at rates above current portfolio averages more than offsetting the pressure from funding costs replacing into higher rates, causing balance sheet spread to expand. If deposit pricing increased from current levels without any changes to market rates or if unfavorable funding mix changes occur, it would negatively impact net interest income projections.

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

If rates decrease 200 basis points, net interest income is projected to improve in the first year of the simulation as reductions in funding costs are able to more than offset near-term asset yield deterioration. In the second year, net interest income is projected to further increase as asset yields are supported by fixed rates and floors while cost of funds reductions continue.

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of June 30, 2024 and December 31, 2023.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1-30, 2024	2,662	$30.60	—	750,000
May 1-31, 2024	21,219	32.27	21,219	728,781
June 1-30, 2024	28,781	32.13	28,781	700,000
Total	52,662	$32.11	50,000	700,000
(1) Includes 2,662 shares surrendered by employees of the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.
(2)    In January 2024, the Company announced that the Board of Directors had authorized a common stock repurchase program for management to repurchase up to 750,000 shares. This program replaced the 2023 repurchase program and will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 5, 2025.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30,2024, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income - Three and Six Months Ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and 2023; and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	August 8, 2024
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	August 8, 2024
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer