Form 10-Q
period 2024-09-30
CAMDEN NATIONAL CORP
filed 2024-11-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 31, 2024: Common stock (no par value) 14,577,218 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$69,493	$77,649
Interest-bearing deposits in other banks (including restricted cash)	70,019	22,155
Total cash, cash equivalents and restricted cash	139,512	99,804
Investments:
Trading securities	5,141	4,647
Available-for-sale securities, at fair value (amortized cost of $664,768 and $702,937, respectively)	603,211	625,808
Held-to-maturity securities, at amortized cost (fair value of $500,619 and $510,595, respectively)	526,251	544,931
Other investments	22,513	15,394
Total investments	1,157,116	1,190,780
Loans held for sale, at fair value (book value of $11,607 and $10,152, respectively)	11,706	10,320
Loans	4,116,729	4,098,094
Less: allowance for credit losses on loans	(35,414)	(36,935)
Net loans	4,081,315	4,061,159
Goodwill	94,697	94,697
Core deposit intangible assets	554	971
Bank-owned life insurance	103,587	101,501
Premises and equipment, net	35,776	35,049
Deferred tax assets	37,703	42,226
Other assets	83,214	77,999
Total assets	$5,745,180	$5,714,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$940,702	$967,750
Interest checking	1,445,828	1,553,787
Savings and money market	1,466,541	1,364,401
Certificates of deposit	553,481	609,503
Brokered deposits	168,674	101,919
Total deposits	4,575,226	4,597,360
Short-term borrowings	516,336	485,607
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	79,387	92,144
Total liabilities	5,215,280	5,219,442
Commitments and Contingencies (Note 8)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,577,218 and 14,565,952 on September 30, 2024 and December 31, 2023, respectively	116,072	115,602
Retained earnings	500,927	481,014
Accumulated other comprehensive loss	(87,099)	(101,552)
Total shareholders’ equity	529,900	495,064
Total liabilities and shareholders’ equity	$5,745,180	$5,714,506

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$55,484	$50,115	$160,615	$144,092
Taxable interest on investments	6,622	5,814	20,456	17,629
Nontaxable interest on investments	462	748	1,388	2,273
Dividend income	389	302	1,222	788
Other interest income	764	690	2,385	1,667
Total interest income	63,721	57,669	186,066	166,449
Interest Expense
Interest on deposits	25,051	20,969	72,398	56,046
Interest on borrowings	4,549	3,577	15,032	9,249
Interest on junior subordinated debentures	534	539	1,592	1,600
Total interest expense	30,134	25,085	89,022	66,895
Net interest income	33,587	32,584	97,044	99,554
Provision (credit) for credit losses	239	(574)	(1,213)	1,531
Net interest income after provision (credit) for credit losses	33,348	33,158	98,257	98,023
Non-Interest Income
Debit card income	3,169	3,130	9,104	9,147
Service charges on deposit accounts	2,168	2,040	6,308	5,737
Income from fiduciary services	1,817	1,641	5,436	5,016
Brokerage and insurance commissions	1,414	1,217	4,094	3,462
Bank-owned life insurance	709	644	2,086	1,849
Mortgage banking income, net	973	583	2,297	1,889
Net loss on sale of securities	—	(5,335)	—	(5,335)
Other income	1,156	1,152	3,048	3,283
Total non-interest income	11,406	5,072	32,373	25,048
Non-Interest Expense
Salaries and employee benefits	16,545	14,744	48,100	44,605
Furniture, equipment and data processing	3,578	3,382	10,704	9,772
Net occupancy costs	1,890	1,804	5,941	5,735
Debit card expense	1,368	1,318	3,943	3,781
Consulting and professional fees	788	897	2,797	3,327
Regulatory assessments	784	861	2,454	2,574
Merger and acquisition costs	727	—	727	—
Amortization of core deposit intangible assets	139	148	417	444
Other real estate owned and collection costs (recoveries), net	94	(34)	151	(25)
Other expenses	2,987	3,087	8,338	9,302
Total non-interest expense	28,900	26,207	83,572	79,515
Income before income tax expense	15,854	12,023	47,058	43,556
Income Tax Expense	2,781	2,236	8,720	8,653
Net Income	$13,073	$9,787	$38,338	$34,903
Per Share Data
Basic earnings per share	$0.90	$0.67	$2.63	$2.39
Diluted earnings per share	$0.90	$0.67	$2.62	$2.39
Cash dividends declared per share	$0.42	$0.42	$1.26	$1.26
Weighted average number of common shares outstanding	14,575,550	14,556,057	14,579,195	14,564,431
Diluted weighted average number of common shares outstanding	14,645,675	14,597,649	14,643,029	14,607,031

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net Income	$13,073	$9,787	$38,338	$34,903
Other comprehensive income (loss):
Net change in fair value of debt securities, net of tax	18,959	(11,399)	16,060	(7,689)
Net change in fair value of cash flow hedging derivatives, net of tax	(4,821)	3,130	(1,590)	3,452
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(6)	(5)	(17)	(16)
Other comprehensive income (loss)	14,132	(8,274)	14,453	(4,253)
Comprehensive Income	$27,205	$1,513	$52,791	$30,650

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2023	14,554,778	$114,302	$475,008	$(121,934)	$467,376
Net income	—	—	9,787	—	9,787
Other comprehensive loss, net of tax	—	—	—	(8,274)	(8,274)
Stock-based compensation expense	—	543	—	—	543
Issuance of vested share awards, net of repurchase for tax withholdings	3,359	(3)	—	—	(3)
Cash dividends declared ($0.42 per share)	—	—	(6,131)	—	(6,131)
Balance at September 30, 2023	14,558,137	$114,842	$478,664	$(130,208)	$463,298
Balance at June 30, 2024	14,569,262	$115,543	$493,974	$(101,231)	$508,286
Net income	—	—	13,073	—	13,073
Other comprehensive income, net of tax	—	—	—	14,132	14,132
Stock-based compensation expense	—	623	—	—	623
Issuance of vested share awards, net of repurchase for tax withholdings	7,956	(94)	—	—	(94)
Cash dividends declared ($0.42 per share)	—	—	(6,120)	—	(6,120)
Balance at September 30, 2024	14,577,218	$116,072	$500,927	$(87,099)	$529,900

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	34,903	—	34,903
Other comprehensive loss, net of tax	—	—	—	(4,253)	(4,253)
Stock-based compensation expense	—	1,950	—	—	1,950
Issuance of vested share awards, net of repurchase for tax withholdings	56,504	(177)	—	—	(177)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($1.26 per share)	—	—	(18,403)	—	(18,403)
Balance at September 30, 2023	14,558,137	$114,842	$478,664	$(130,208)	$463,298
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
Net income	—	—	38,338	—	38,338
Other comprehensive income, net of tax	—	—	—	14,453	14,453
Stock-based compensation expense	—	2,325	—	—	2,325
Issuance of vested share awards, net of repurchase for tax withholdings	61,266	(209)	—	—	(209)
Common stock repurchased	(50,000)	(1,646)	—	—	(1,646)
Cash dividends declared ($1.26 per share)	—	—	(18,425)	—	(18,425)
Balance at September 30, 2024	14,577,218	$116,072	$500,927	$(87,099)	$529,900

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating Activities
Net Income	$38,338	$34,903
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(158,787)	(143,277)
Proceeds from the sale of mortgage loans	158,867	138,429
Gain on sale of mortgage loans, net of origination costs	(1,535)	(1,191)
(Credit) provision for credit losses	(1,213)	1,531
Depreciation and amortization expense	2,453	2,465
Investment securities amortization and accretion, net	1,346	3,653
Stock-based compensation expense	2,325	1,950
Amortization of core deposit intangible assets	417	444
Purchase accounting accretion, net	(78)	(110)
Net loss on sale of investment securities	—	5,335
Net (decrease) increase in derivative collateral posted	(10,360)	32,690
Increase in other assets	(15,328)	(3,277)
Increase in other liabilities	1,300	5,260
Net cash provided by operating activities	17,745	78,805
Investing Activities
Proceeds from maturities of available-for-sale debt securities	63,336	55,565
Proceeds from sales of available-for-sale debt securities	—	61,343
Purchase of available-for-sale debt securities	(26,012)	(31,611)
Proceeds from maturities and recoveries of held-to-maturity securities	23,975	18,557
Purchase of held-to-maturity securities	—	(20,981)
Net increase in loans	(16,755)	(57,848)
Purchase of Federal Home Loan Bank stock	(16,959)	(27,377)
Proceeds from sale of Federal Home Loan Bank stock	9,840	25,631
Purchase of premises and equipment	(3,544)	(1,730)
Net cash provided by investing activities	33,881	21,549
Financing Activities
Net decrease in deposits	(22,134)	(148,523)
Net proceeds from borrowings less than 90 days	165,729	204,964
Proceeds from the Bank Term Funding Program	90,000	—
Repayment of Bank Term Funding Program	(225,000)	—
Common stock repurchases	(1,646)	(2,000)
Issuance of restricted stock, net of repurchase for tax withholdings	(209)	(177)
Cash dividends paid on common stock	(18,416)	(18,406)
Finance lease payments	(242)	(125)
Net cash (used in) provided by financing activities	(11,918)	35,733
Net increase in cash, cash equivalents and restricted cash	39,708	136,087
Cash, cash equivalents, and restricted cash at beginning of period	99,804	75,427
Cash, cash equivalents and restricted cash at end of period	$139,512	$211,514
Supplemental information
Interest paid	$88,240	$65,798
Income taxes paid	8,596	8,845
Cash dividends declared, not paid	6,140	6,131
Change in fair value hedges presented within residential real estate loans and other assets	(2,631)	9,095

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of September 30, 2024 and December 31, 2023, the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A and Union Bankshares Capital Trust I. These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2024, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-For-Sale	FHLBB:	Federal Home Loan Bank of Boston
ALCO:	Asset/Liability Committee	FRB:	Board of Governors of the Federal Reserve System
ACL:	Allowance for Credit Losses	GAAP:	Generally Accepted Accounting Principles in the United States
AOCI:	Accumulated Other Comprehensive Income (Loss)	HTM:	Held-To-Maturity
ASC:	Accounting Standards Codification	Management ALCO:	Management Asset/Liability Committee
ASU:	Accounting Standards Update	MBS:	Mortgage-Backed Security
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	N/A:	Not Applicable
Board ALCO:	Board of Directors' Asset/Liability Committee	NFI	Northway Financial, Inc.
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	N.M.:	Not Meaningful
CDs:	Certificate of Deposits	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other Comprehensive Income (Loss)
CMO:	Collateralized Mortgage Obligation	OREO:	Other Real Estate Owned
EPS:	Earnings Per Share	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FDIC:	Federal Deposit Insurance Corporation	SERP:	Supplemental Executive Retirement Plans
FHLB:	Federal Home Loan Bank	TDR:	Troubled-Debt Restructured Loan
FHLBB:	Federal Home Loan Bank of Boston	U.S:	United States of America

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

NOTE 3 – BUSINESS COMBINATIONS

On September 10, 2024, the Company announced the signing of a definitive agreement and plan of merger pursuant to which the Company will acquire Northway Financial, Inc. (“NFI”) in an all-stock transaction valued at approximately $86.6 million based on the Company’s common stock closing price of $37.90 on September 9, 2024, the trading day immediately preceding the merger announcement. NFI is the parent company of Northway Bank, a New Hampshire state-chartered bank, with 16 Northway branches in New Hampshire. The merger will allow the Company to build upon its presence in New England.

Under the terms of the merger agreement, shareholders of NFI will receive 0.83 shares of the Company’s common stock for each share of NFI common stock, and the merger is expected to qualify as a tax-free reorganization. Based on the closing price of the Company’s common stock on September 9, 2024 of $37.90, the implied merger consideration that an NFI shareholder would be entitled to receive for each share of NFI common stock owned would be $31.46.

The transaction has been approved unanimously by the Boards of Directors of both the Company and NFI. Completion of the merger is subject to customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of NFI. NFI will host a special meeting for its shareholders on December 17, 2024, in order to seek approval of the transaction, which is expected to close in the first quarter of 2025.

Upon completion of the merger, the company approximates total assets, loans and deposits of the combined consolidated entities will be $7.0 billion, $5.1 billion and $5.5 billion, as of June 30, 2024, respectively.

In conjunction with the due diligence and announcement of the planned merger with NFI, for the three and nine months ended September 30, 2024, the Company incurred $727,000 of certain non-recurring merger-related expenses including legal and professional fees and other expenses. These non-recurring expenses are presented as merger and acquisition costs within non-interest expense on the consolidated statements of income.

NOTE 4 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of September 30, 2024 and December 31, 2023, the fair value of the Company's trading securities was $5.1 million and $4.6 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
Obligations of states and political subdivisions	$5,424	$1	$(50)	$5,375
MBS issued or guaranteed by U.S. government-sponsored enterprises	497,174	1,011	(54,476)	443,709
CMO issued or guaranteed by U.S. government-sponsored enterprises	140,490	917	(7,523)	133,884
Corporate bonds	21,680	8	(1,445)	20,243
Total AFS debt securities	$664,768	$1,937	$(63,494)	$603,211
December 31, 2023
Obligations of states and political subdivisions	$6,429	$1	$(44)	$6,386
MBS issued or guaranteed by U.S. government-sponsored enterprises	525,439	630	(65,978)	460,091
CMO issued or guaranteed by U.S. government-sponsored enterprises	149,387	1,161	(9,537)	141,011
Corporate bonds	21,682	1	(3,363)	18,320
Total AFS debt securities	$702,937	$1,793	$(78,922)	$625,808

As of September 30, 2024 and December 31, 2023, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. As of September 30, 2024, the net unrealized losses on the transferred securities reported within AOCI were $43.0 million, net of a deferred tax asset of $11.8 million, and as of December 31, 2023 were $46.9 million, net of a deferred tax asset of $12.8 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of September 30, 2024 and December 31, 2023, were $48.3 million, net of a deferred tax asset of $13.2 million and $60.5 million, net of a deferred tax asset of $16.6 million, respectively.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Obligations of states and political subdivisions	7	$893	$(7)	$2,781	$(43)	$3,674	$(50)
MBS issued or guaranteed by U.S. government-sponsored enterprises	139	12,094	(19)	379,019	(54,457)	391,113	(54,476)
CMO issued or guaranteed by U.S. government-sponsored enterprises	43	15,489	(90)	59,171	(7,433)	74,660	(7,523)
Corporate bonds	11	—	—	19,234	(1,445)	19,234	(1,445)
Total AFS debt securities	200	$28,476	$(116)	$460,205	$(63,378)	$488,681	$(63,494)
December 31, 2023
Obligations of states and political subdivisions	6	$2,345	$(6)	$1,437	$(38)	$3,782	$(44)
MBS issued or guaranteed by U.S. government-sponsored enterprises	145	13,474	(23)	407,200	(65,955)	420,674	(65,978)
CMO issued or guaranteed by U.S. government-sponsored enterprises	43	19,620	(45)	62,869	(9,492)	82,489	(9,537)
Corporate bonds	11	—	—	17,319	(3,363)	17,319	(3,363)
Total AFS debt securities	205	$35,439	$(74)	$488,825	$(78,848)	$524,264	$(78,922)

For the three and nine months ended September 30, 2024 and 2023, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised only of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of September 30, 2024 and December 31, 2023, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.7 million at each date, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity as of September 30, 2024, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	10,944	10,439
Due after five years through ten years	16,160	15,179
Due after ten years	—	—
Subtotal	27,104	25,618
Mortgage-related securities	637,664	577,593
Total	$664,768	$603,211

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
Obligations of U.S. government-sponsored enterprises	$7,695	$—	$(329)	$7,366
Obligations of states and political subdivisions	56,476	673	(531)	56,618
MBS issued or guaranteed by U.S. government-sponsored enterprises	295,229	—	(16,269)	278,960
CMO issued or guaranteed by U.S. government-sponsored enterprises	147,551	393	(9,731)	138,213
Corporate bonds	19,300	933	(771)	19,462
Total HTM debt securities	$526,251	$1,999	$(27,631)	$500,619
December 31, 2023
Obligations of U.S. government-sponsored enterprises	$7,593	$—	$(528)	$7,065
Obligations of states and political subdivisions	56,262	1,242	(731)	56,773
MBS issued or guaranteed by U.S. government-sponsored enterprises	304,850	—	(21,623)	283,227
CMO issued or guaranteed by U.S. government-sponsored enterprises	157,118	515	(13,497)	144,136
Corporate bonds	19,108	1,377	(1,091)	19,394
Total HTM debt securities	$544,931	$3,134	$(37,470)	$510,595
(1)Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of September 30, 2024 and December 31, 2023, the unamortized unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $890,000 and $992,000 in obligations of U.S. government-sponsored enterprises, (2) $5.3 million and $5.6 million in obligations of state and political subdivisions, (3) $31.7 million and $34.6 million in MBS, (4) $16.9 million and $18.4 million in CMO, and (5) $62,000 and $85,000 in corporate bonds, respectively.

In the first quarter of 2023, the Company wrote-off its $1.8 million Signature Bank corporate bond in response to Signature Bank's failure. The write-off was recorded as a provision on HTM debt securities in the consolidated statements of income. During the first quarter of 2024, the Company sold the Signature Bank corporate bond and recovered $910,000, which was recorded as a credit for credit losses on HTM debt securities in the consolidated statements of income. In addition to writing off the Signature Bank corporate bond in the first quarter of 2023, the Company also wrote-off the bond’s associated accrued interest receivable totaling $8,000 and recorded a reversal of interest income on the consolidated statements of income for the nine months ended September 30, 2023. The following table presents the activity in the ACL on HTM debt securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$—	$—	$—	$—
HTM debt securities recovered (charged-off)	—	—	910	(1,838)
(Credit) provision on HTM debt securities	—	—	(910)	1,838
Ending balance	$—	$—	$—	$—

The Company evaluated its HTM debt securities with an amortized cost as of September 30, 2024 and December 31, 2023, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of September 30, 2024 and December 31, 2023, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, total accrued interest receivable on HTM debt securities was $1.5 million and $1.7 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of September 30, 2024 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$501	$499
Due after one year through five years	1,790	1,807
Due after five years through ten years	40,246	40,085
Due after ten years	40,934	41,055
Subtotal	83,471	83,446
Mortgage-related securities	442,780	417,173
Total	$526,251	$500,619

AFS and HTM Debt Securities Pledged

As of September 30, 2024 and December 31, 2023, AFS and HTM debt securities with an amortized cost of $513.6 million and $675.5 million and estimated fair values of $466.5 million and $607.9 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
FHLBB	$17,140	$10,020
FRB	5,373	5,374
Total other investments	$22,513	$15,394

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,387,593	$1,370,446
Commercial real estate - owner-occupied	320,330	301,860
Commercial	382,507	403,901
Total commercial loans	2,090,430	2,076,207
Retail Loans:
Residential real estate	1,762,395	1,763,378
Home equity	247,968	240,341
Consumer	15,936	18,168
Total retail loans	2,026,299	2,021,887
Total loans	$4,116,729	$4,098,094

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Net unamortized loan origination costs	$6,807	$7,113
Net unamortized fair value mark discount on acquired loans	(90)	(168)
Total	$6,717	$6,945

The Company's lending activities are primarily conducted in Maine, but also include a loan production office in New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2024 and December 31, 2023, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended September 30, 2024 and 2023, the Company sold $62.4 million and $66.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $687,000 and $429,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company sold $157.3 million and $137.2 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.5 million and $1.2 million, respectively.

As of September 30, 2024 and December 31, 2023, the Company had certain residential mortgage loans with a principal balance of $11.6 million and $10.2 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of September 30, 2024 and December 31, 2023, it had recorded unrealized gains of $99,000 and $168,000, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded the change in unrealized (losses) gains on loans held for sale within mortgage banking income, net, on the Company's consolidated statements of income of ($60,000) and $69,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded the change in unrealized losses on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company's consolidated statements of income of $69,000 and $49,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of September 30, 2024 and December 31, 2023. Refer to Note 9 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of September 30, 2024 and December 31, 2023, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or for the Three Months Ended September 30, 2024
Beginning balance, June 30, 2024	$15,268	$2,166	$5,407	$9,571	$2,311	$689	$35,412
Charge-offs	—	—	(394)	—	(1)	(27)	(422)
Recoveries	1	—	108	6	5	21	141
Provision (credit) for loan losses	552	161	(320)	(136)	(27)	53	283
Ending balance, September 30, 2024	$15,821	$2,327	$4,801	$9,441	$2,288	$736	$35,414
As of or for the Nine Months Ended September 30, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(1,157)	—	(1)	(82)	(1,240)
Recoveries	9	—	270	19	86	28	412
(Credit) provision for loan losses	(769)	37	819	(832)	(14)	66	(693)
Ending balance, September 30, 2024	$15,821	$2,327	$4,801	$9,441	$2,288	$736	$35,414
As of or for the Three Months Ended September 30, 2023
Beginning balance, June 30, 2023	$16,155	$2,351	$4,795	$10,627	$2,397	$658	$36,983
Charge-offs	—	(58)	(255)	—	—	(32)	(345)
Recoveries	17	—	189	5	1	13	225
Provision (credit) for loan losses	607	(131)	(247)	(590)	(101)	6	(456)
Ending balance, September 30, 2023	$16,779	$2,162	$4,482	$10,042	$2,297	$645	$36,407
As of or for the Nine Months Ended September 30, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	(58)	(1,101)	(18)	—	(63)	(1,240)
Recoveries	19	—	352	38	1	27	437
(Credit) provision for loan losses	(536)	(142)	(215)	933	71	177	288
Ending balance, September 30, 2023	$16,779	$2,162	$4,482	$10,042	$2,297	$645	$36,407
As of or for the Year Ended December 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Charge-offs	—	(58)	(1,560)	(18)	—	(91)	(1,727)
Recoveries	19	—	471	44	1	31	566
(Credit) provision for loan losses	(734)	(14)	512	1,139	(9)	280	1,174
Ending balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935

As of September 30, 2024 and December 31, 2023, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $12.7 million at each date, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio and imposes internal credit concentration limits that includes consideration of regulatory requirements, which are reviewed quarterly by the Credit Risk Policy Committee. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of September 30, 2024, the Company's total exposure to the lessors of nonresidential buildings' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings' industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) were 13% and 12% of total loans and 31% and 30% of commercial real estate loans, respectively. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of September 30, 2024.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended September 30, 2024
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$73,912	$99,529	$300,810	$281,030	$109,669	$477,209	$—	$—	$1,342,159
Special mention (Grade 7)	—	—	—	—	344	228	—	—	572
Substandard (Grade 8)	—	124	25,252	—	—	19,486	—	—	44,862
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$73,912	$99,653	$326,062	$281,030	$110,013	$496,923	$—	$—	$1,387,593
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$36,367	$31,354	$50,539	$72,698	$22,643	$96,053	$—	$—	$309,654
Special mention (Grade 7)	—	—	—	2,015	—	136	—	—	2,151
Substandard (Grade 8)	—	576	394	192	412	6,951	—	—	8,525
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$36,367	$31,930	$50,933	$74,905	$23,055	$103,140	$—	$—	$320,330
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating
Pass (Grades 1-6)	$62,704	$29,894	$46,422	$32,722	$19,967	$37,439	$110,424	$35,089	$374,661
Special mention (Grade 7)	418	—	—	—	—	95	—	—	513
Substandard (Grade 8)	—	1,129	318	183	165	1,428	1,840	2,270	7,333
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$63,122	$31,023	$46,740	$32,905	$20,132	$38,962	$112,264	$37,359	$382,507
Gross charge-offs for the nine months ended	$—	$145	$47	$20	$51	$764	$80	$50	$1,157
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$95,442	$161,383	$515,182	$511,182	$210,721	$263,396	$397	$1,182	$1,758,885
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	780	—	2,730	—	—	3,510
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$95,442	$161,383	$515,182	$511,962	$210,721	$266,126	$397	$1,182	$1,762,395
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating
Performing	$3,586	$14,832	$20,783	$449	$305	$14,086	$177,178	$16,088	$247,307
Non-performing	—	—	—	—	—	8	244	409	661
Total home equity	$3,586	$14,832	$20,783	$449	$305	$14,094	$177,422	$16,497	$247,968
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consumer
Risk rating
Performing	$3,323	$3,748	$3,251	$1,261	$459	$2,139	$1,750	$—	$15,931
Non-performing	—	—	—	—	—	5	—	—	5
Total consumer	$3,323	$3,748	$3,251	$1,261	$459	$2,144	$1,750	$—	$15,936
Gross charge-offs for the nine months ended	$—	$40	$15	$14	$5	$1	$7	$—	$82

(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the year ended December 31, 2023
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$103,012	$364,777	$296,152	$146,707	$116,777	$320,101	$—	$—	$1,347,526
Special mention (Grade 7)	7,997	—	—	350	33	3,597	—	—	11,977
Substandard (Grade 8)	747	450	—	2,287	114	7,345	—	—	10,943
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$111,756	$365,227	$296,152	$149,344	$116,924	$331,043	$—	$—	$1,370,446
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$26,902	$53,550	$76,575	$24,608	$18,728	$89,133	$—	$—	$289,496
Special mention (Grade 7)	—	—	2,355	—	—	141	—	—	2,496
Substandard (Grade 8)	—	402	320	—	—	9,146	—	—	9,868
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$26,902	$53,952	$79,250	$24,608	$18,728	$98,420	$—	$—	$301,860
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$58	$—	$—	$58
Commercial
Risk rating:
Pass (Grades 1-6)	$41,871	$54,323	$56,102	$24,338	$25,620	$35,442	$119,119	$36,895	$393,710
Special mention (Grade 7)	45	—	152	195	—	101	660	5	1,158
Substandard (Grade 8)	248	588	296	769	955	1,354	2,415	2,408	9,033
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$42,164	$54,911	$56,550	$25,302	$26,575	$36,897	$122,194	$39,308	$403,901
Gross charge-offs for the year ended	$—	$68	$137	$31	$20	$1,075	$82	$147	$1,560
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$160,315	$539,835	$540,980	$220,943	$70,917	$226,126	$370	$386	$1,759,872
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	963	—	89	2,454	—	—	3,506
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$160,315	$539,835	$541,943	$220,943	$71,006	$228,580	$370	$386	$1,763,378
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$18	$—	$—	$18
Home equity
Risk rating:
Performing	$15,976	$23,104	$547	$324	$4,124	$12,686	$169,416	$13,405	$239,582
Non-performing	—	—	—	—	—	11	527	221	759
Total home equity	$15,976	$23,104	$547	$324	$4,124	$12,697	$169,943	$13,626	$240,341
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$5,525	$4,908	$2,068	$815	$345	$2,279	$2,191	$—	$18,131
Non-performing	—	—	5	—	—	32	—	—	37
Total consumer	$5,525	$4,908	$2,073	$815	$345	$2,311	$2,191	$—	$18,168
Gross charge-offs for the year ended	$2	$19	$31	$14	$8	$4	$13	$—	$91

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
September 30, 2024
Commercial real estate - non-owner-occupied	$—	$—	$130	$130	$1,387,463	$1,387,593	$—
Commercial real estate - owner-occupied	239	—	—	239	320,091	320,330
Commercial	386	984	1,119	2,489	380,018	382,507	—
Residential real estate	299	261	1,037	1,597	1,760,798	1,762,395	—
Home equity	212	159	284	655	247,313	247,968	—
Consumer	62	7	5	74	15,862	15,936	—
Total	$1,198	$1,411	$2,575	$5,184	$4,111,545	$4,116,729	$—
December 31, 2023
Commercial real estate - non-owner-occupied	$44	$41	$184	$269	$1,370,177	$1,370,446	$—
Commercial real estate - owner-occupied	655	—	—	655	301,205	301,860	—
Commercial	1,153	1,199	1,155	3,507	400,394	403,901	—
Residential real estate	1,317	322	1,094	2,733	1,760,645	1,763,378	—
Home equity	521	451	301	1,273	239,068	240,341	—
Consumer	85	8	5	98	18,070	18,168	—
Total	$3,775	$2,021	$2,739	$8,535	$4,089,559	$4,098,094	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	September 30, 2024			December 31, 2023
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$130	$—	$130	$261	$—	$261
Commercial real estate - owner-occupied	—	—	—	125	—	125
Commercial	2,057	—	2,057	1,725	—	1,725
Residential real estate	2,497	—	2,497	2,541	—	2,541
Home equity	661	—	661	759	—	759
Consumer	5	—	5	37	—	37
Total	$5,350	$—	$5,350	$5,448	$—	$5,448

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $44,000 and $34,000 for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the interest income that is estimated to have been recognized if loans on non-accrual status had been current in accordance with their original terms was $148,000 and $84,000, respectively.

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and nine months ended September 30, 2024 and 2023.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	September 30, 2024			December 31, 2023
	Collateral Type		Total Collateral -Dependent Loans	Collateral Type		Total Collateral -Dependent Loans
(In thousands)	Real Estate	Other Collateral		Real Estate	Other Collateral
Commercial real estate - non-owner occupied	$4,457	$—	$4,457	$4,494	$—	$4,494
Commercial	—	528	528	671	—	671
Total	$4,457	$528	$4,985	$5,165	$—	$5,165

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

The following table presents the amortized cost basis of loans as of September 30, 2024, by class and by type of modification, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024. There were no loans that were modified to borrowers experiencing financial difficulty in the three and nine months ended September 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable as of September 30, 2024, is also presented below:

(In thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total % of Portfolio
Commercial	$—	$—	$407	$—	$—	$—	0.1%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Years)
Commercial	$—	—%	1.0

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. For the three and nine months ended September 30, 2024 and 2023, there were no modified loans to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

As of September 30, 2024 and December 31, 2023, the Company had $657,000 and $1.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLB Advances

FHLB advances are those borrowings from the FHLBB greater than 90 days. FHLB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of September 30, 2024 and December 31, 2023, the combined carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion for both periods.

Refer to Notes 4 and 7 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 6 – BORROWINGS

The following summarizes the Company's short-term borrowed funds as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Short-Term Borrowings:
FHLBB Borrowings	$325,000	$125,000
Overnight Borrowings	—	24,950
Bank Term Funding Program	—	135,000
Customer Repurchase Agreements	191,336	200,657
Total Short-Term Borrowings	$516,336	$485,607

The Company has two tranches of junior subordinated debentures in the amount of $44.3 million as of September 30, 2024 and December 31, 2023. Refer to Note 11 of the consolidated financial statements for further details. The Company did not have any other long-term borrowings as of the dates indicated.

NOTE 7 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded within interest on borrowings on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as collateral for the repurchase obligations. Because the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions, or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Customer Repurchase Agreements(1)(2):
MBS issued or guaranteed by U.S. government-sponsored enterprises	$169,488	$179,809
CMO issued or guaranteed by U.S. government-sponsored enterprises	21,848	20,848
Total	$191,336	$200,657
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

As of September 30, 2024 and December 31, 2023, certain customers held CDs totaling $331,000 and $396,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

Certain counterparties monitor collateral and may request additional collateral to be posted from time to time.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$800,748	$706,719
Standby letters of credit	5,065	5,998
Total	$805,813	$712,717

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of September 30, 2024 and December 31, 2023, the ACL on off-balance sheet credit exposures was $2.7 million and $2.4 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended September 30, 2024 and 2023, the credit for credit losses on off-balance sheet credit exposures recorded in provision (credit) for credit losses on the consolidated statements of income was ($44,000) and ($118,000), respectively. For the nine months ended September 30, 2024 and 2023, the provision (credit) for credit losses on off-balance sheet credit exposures recorded in provision (credit) for credit losses on the consolidated statements of income was $391,000 and ($595,000), respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of September 30, 2024 and December 31, 2023, respectively.

NOTE 9 – DERIVATIVES AND HEDGING

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $1.2 million will be reclassified as a decrease to interest expense and none will be reclassified as a decrease to interest income.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
September 30, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$135,000	Other Assets	$9,362	$733,000	Accrued interest and other liabilities	$4,971
Total derivatives designated as hedging instruments			$9,362			$4,971
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$299,025	Other assets	$6,413	$299,025	Accrued interest and other liabilities	$6,451
Risk participation agreements	27,697	Other assets	—	60,598	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	21,557	Other assets	230	2,667	Accrued interest and other liabilities	14
Forward delivery commitments	7,635	Other assets	81	3,972	Accrued interest and other liabilities	48
Total derivatives not designated as hedging instruments			$6,724			$6,513
December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$435,000	Other assets	$12,206	$258,000	Accrued interest and other liabilities	$3,387
Total derivatives designated as hedging instruments			$12,206			$3,387
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$298,143	Other assets	$10,699	$298,143	Accrued interest and other liabilities	$10,748
Risk participation agreements	28,077	Other assets	—	52,193	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	10,924	Other assets	215	2,092	Accrued interest and other liabilities	11
Forward delivery commitments	3,445	Other assets	51	6,706	Accrued interest and other liabilities	132
Total derivatives not designated as hedging instruments			$10,965			$10,891
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Loans(1)	$376,663	$374,032	$1,663	$(968)
Total	$376,663	$374,032	$1,663	$(968)
(1)These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2024 and December 31, 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $767.1 million and $806.5 million, respectively, and the amount of the designated hedged residential loans was $375.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended September 30, 2024
Interest rate contracts	$—	$—	$—	Interest and fees on loans	$—	$—	$—
Interest rate contracts	(3,360)	(3,360)	—	Interest on borrowings	952	952	—
Interest rate contracts	(1,588)	(1,588)	—	Interest on junior subordinated debentures	233	233	—
Total	$(4,948)	$(4,948)	$—		$1,185	$1,185	$—

For Nine Months Ended September 30, 2024
Interest rate contracts	$(98)	$(98)	$—	Interest and fees on loans	$(1,676)	$(1,676)	$—
Interest rate contracts	(675)	(675)	—	Interest on borrowings	2,348	2,348	—
Interest rate contracts	158	158	—	Interest on junior subordinated debentures	687	687	—
Total	$(615)	$(615)	$—		$1,359	$1,359	$—

For the Three Months Ended September 30, 2023
Interest rate contracts	$(130)	$(130)	$—	Interest and fees on loans	$(909)	$(909)	$—
Interest rate contracts	2,033	2,033	—	Interest on borrowings	650	650	—
Interest rate contracts	2,013	2,013	—	Interest on junior subordinated debentures	222	222	—
Total	$3,916	$3,916	$—		$(37)	$(37)	$—

For the Nine Months Ended September 30, 2023
Interest rate contracts	$(812)	$(812)	$—	Interest and fees on loans	$(2,488)	$(2,488)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	2,755	2,755	—	Interest on borrowings	1,674	1,674	—
Interest rate contracts	2,485	2,485	—	Interest on junior subordinated debentures	538	538	—
Total	$4,427	$4,427	$—		$30	$30	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$55,484	$4,549	$534	$50,115	$20,969	$3,577	$539
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$7,164	$—	$—	$(2,992)	$—	$—	$—
Derivatives designated as hedging instruments	$(5,616)	$—	$—	$4,404	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$952	$233	$(909)	$—	$650	$222
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$952	$233	$(909)	$—	$650	$222
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on deposits	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$160,615	$15,032	$1,592	$144,092	$56,046	$9,249	$1,600
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$2,631	$—	$—	$(9,095)	$—	$—	$—
Derivatives designated as hedging instruments	$2,024	$—	$—	$12,190	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(1,676)	$2,348	$687	$2,488	$306	$1,674	$538
Amount of gain (loss) reclassified from AOCI into income - included component	$(1,676)	$2,348	$687	$2,488	$306	$1,674	$538
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2024	2023	2024	2023
Customer loan swaps	Other expense	$(15)	$(12)	$11	$(1)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	69	(76)	12	(72)
Forward delivery commitments	Mortgage banking income, net	53	62	114	82
Total		$107	$(26)	$137	$9

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

As of September 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $6.4 million and $10.8 million, respectively. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, as of September 30, 2024 and December 31, 2023, has not posted any collateral. If the Company had breached any of these provisions as of September 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at their termination value of $6.4 million and $10.8 million, respectively.

NOTE 10 – BALANCE SHEET OFFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 7 for further discussion of repurchase agreements and Note 9 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2024
Derivative assets:
Customer loan swaps - dealer bank(2)	$4,026	$—	$4,026	$—	$(2,650)	$1,376
Customer loan swaps - commercial customer(3)	2,387	—	2,387	—	—	2,387
Interest rate contracts(2)	9,362	—	9,362	—	(7,401)	1,961
Total	$15,775	$—	$15,775	$—	$(10,051)	$5,724
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$6,451	$—	$6,451	$—	$—	$6,451
Interest rate contracts(2)	4,971	—	4,971	—	—	4,971
Total	$11,422	$—	$11,422	$—	$—	$11,422
Customer repurchase agreements	$191,336	$—	$191,336	$191,336	$—	$—
December 31, 2023
Derivative assets:
Customer loan swaps - dealer bank(2)	$9,168	$—	$9,168	$—	$(8,800)	$368
Customer loan swaps - commercial customer(3)	1,531	—	1,531	—	—	1,531
Interest rate contracts(2)	12,206	—	12,206	—	(10,071)	2,135
Total	$22,905	$—	$22,905	$—	$(18,871)	$4,034
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$10,748	$—	$10,748	$—	$—	$10,748
Interest rate contracts(2)	3,387	—	3,387	—	3,387	—
Total	$14,135	$—	$14,135	$—	$3,387	$10,748
Customer repurchase agreements	$200,657	$—	$200,657	$200,657	$—	$—
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

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of September 30, 2024 and December 31, 2023, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2024 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2024		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2023		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$597,708	14.85%	10.50%	10.00%	$577,440	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	559,552	13.90%	8.50%	6.00%	538,153	13.38%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	516,552	12.83%	7.00%	N/A	495,153	12.31%	7.00%	N/A
Tier 1 leverage capital ratio(1)	559,552	9.84%	4.00%	N/A	538,153	9.40%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$569,146	14.19%	10.50%	10.00%	$549,221	13.70%	10.50%	10.00%
Tier 1 risk-based capital ratio	530,990	13.24%	8.50%	8.00%	509,934	12.72%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	530,990	13.24%	7.00%	6.50%	509,934	12.72%	7.00%	6.50%
Tier 1 leverage capital ratio	530,990	9.35%	4.00%	5.00%	509,934	8.91%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of September 30, 2024 and December 31, 2023, $43.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$22,412	$(4,819)	$17,593	$(18,115)	$3,895	$(14,220)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,739)	373	(1,366)	1,742	(375)	1,367
Less: reclassification adjustment for net realized losses(1)	—	—	—	(5,335)	1,147	(4,188)
Net change in fair value	24,151	(5,192)	18,959	(14,522)	3,123	(11,399)
Cash Flow Hedges:
Change in fair value	(4,956)	1,066	(3,890)	3,950	(849)	3,101
Less: reclassified AOCI gain into interest expense(2)	1,185	(254)	931	872	(187)	685
Less: reclassified AOCI (loss) gain into interest income(3)	—	—	—	(909)	195	(714)
Net change in fair value	(6,141)	1,320	(4,821)	3,987	(857)	3,130
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(4)	(8)	2	(6)	(6)	1	(5)
Other comprehensive gain (loss)	$18,002	$(3,870)	$14,132	$(10,541)	$2,267	$(8,274)
(1)    Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 4 of the consolidated financial statements for further details.
(2)    Reclassified into interest on deposits, borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 9 of the consolidated financial statements for further details.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 9 of the consolidated financial statements for further details.
(4)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 14 of the consolidated financial statements for further details.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$15,572	$(3,348)	$12,224	$(9,993)	$2,149	$(7,844)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(4,886)	1,050	(3,836)	5,137	(1,104)	4,033
Less: reclassification adjustment for net realized losses(1)	—	—	—	(5,335)	1,147	(4,188)
Net change in fair value	20,458	(4,398)	16,060	(9,795)	2,106	(7,689)
Cash Flow Hedges:
Change in fair value	(666)	143	(523)	4,427	(951)	3,476
Less: reclassified AOCI gain (loss) into interest expense(2)	3,035	(652)	2,383	2,518	(541)	1,977
Less: reclassified AOCI (loss) gain into interest income(3)	(1,676)	360	(1,316)	(2,488)	535	(1,953)
Net change in fair value	(2,025)	435	(1,590)	4,397	(945)	3,452
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(4)	(22)	5	(17)	(20)	4	(16)
Other comprehensive income	$18,411	$(3,958)	$14,453	$(5,418)	$1,165	$(4,253)
(1)    Reclassified into net loss on sale of securities in the consolidated statements of income. Refer to Note 4 of the consolidated financial statements for further details.
(2)    Reclassified into interest on deposits, borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 9 of the consolidated financial statements for further details.
(3)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 9 of the consolidated financial statements for further details.
(4)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 14 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
As of or For the Three Months Ended September 30, 2024
Balance at June 30, 2024	$(110,308)	$9,327	$(250)	$(101,231)
Other comprehensive (loss) income before reclassifications	17,593	(3,890)	—	13,703
Less: Amounts reclassified from AOCI	(1,366)	931	6	(429)
Other comprehensive income (loss)	18,959	(4,821)	(6)	14,132
Balance at September 30, 2024	$(91,349)	$4,506	$(256)	$(87,099)
As of or For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(107,409)	$6,096	$(239)	$(101,552)
Other comprehensive (loss) income before reclassifications	12,224	(523)	—	11,701
Less: Amounts reclassified from AOCI	(3,836)	1,067	17	(2,752)
Other comprehensive (loss) income	16,060	(1,590)	(17)	14,453
Balance at September 30, 2024	$(91,349)	$4,506	$(256)	$(87,099)
As of or For the Three Months Ended September 30, 2023
Balance at June 30, 2023	$(127,829)	$6,213	$(318)	$(121,934)
Other comprehensive (loss) income before reclassifications	(14,220)	3,101	—	(11,119)
Less: Amounts reclassified from AOCI	(2,821)	(29)	5	(2,845)
Other comprehensive (loss) income	(11,399)	3,130	(5)	(8,274)
Balance at September 30, 2023	$(139,228)	$9,343	$(323)	$(130,208)
As of or For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive income before reclassifications	(7,844)	3,476	—	(4,368)
Less: Amounts reclassified from AOCI	(155)	24	16	(115)
Other comprehensive income (loss)	(7,689)	3,452	(16)	(4,253)
Balance at September 30, 2023	$(139,228)	$9,343	$(323)	$(130,208)
(1)    All amounts are net of tax.

NOTE 13 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2024	2023	2024	2023
Debit card interchange income	Debit card income	$3,169	$3,130	$9,104	$9,147
Services charges on deposit accounts	Service charges on deposit accounts	2,168	2,040	6,308	5,737
Fiduciary services income	Income from fiduciary services	1,817	1,641	5,436	5,016
Investment program income	Brokerage and insurance commissions	1,414	1,217	4,094	3,462
Other non-interest income	Other income	508	505	1,371	1,392
Total non-interest income within the scope of ASC 606		9,076	8,533	26,313	24,754
Total non-interest income not in scope of ASC 606 (1)		2,330	(3,461)	6,060	294
Total non-interest income		$11,406	$5,072	$32,373	$25,048
(1)    Non-interest income for the three and nine months ended September 30, 2023 includes a $5.3 million pre-tax loss on the sale of investment securities.

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain officers and provides medical and life insurance to certain eligible retired employees.

The components of net periodic pension and postretirement benefit costs were as follows for the following periods:

Supplemental Executive Retirement Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic pension cost		2024	2023	2024	2023
Service cost (1)	Salaries and employee benefits	$—	$71	$—	$211
Interest cost	Other expenses	181	189	542	567
Total		$181	$260	$542	$778
(1)    As of December 31, 2023, there are no active participants in the SERP.

Other Postretirement Benefit Plan:

(In thousands)	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Net periodic postretirement benefit cost		2024	2023	2024	2023
Service cost	Salaries and employee benefits	$2	$3	$6	$8
Interest cost	Other expenses	38	40	115	121
Recognized net actuarial gain	Other expenses	(1)	(1)	(3)	(2)
Amortization of prior service credit	Other expenses	(7)	(7)	(19)	(18)
Total		$32	$35	$99	$109

NOTE 15 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2024	2023	2024	2023
Net income	$13,073	$9,787	$38,338	$34,903
Dividends and undistributed earnings allocated to participating securities(1)	—	(9)	(12)	(48)
Net income available to common shareholders	$13,073	$9,778	$38,326	$34,855
Weighted-average common shares outstanding for basic EPS	14,575,550	14,556,057	14,579,195	14,564,431
Dilutive effect of stock-based awards(2)	70,125	41,592	63,834	42,600
Weighted-average common and potential common shares for diluted EPS	14,645,675	14,597,649	14,643,029	14,607,031
Earnings per common share:
Basic EPS	$0.90	$0.67	$2.63	$2.39
Diluted EPS	$0.90	$0.67	$2.62	$2.39
Awards excluded from the calculation of diluted EPS(3):
Performance-based awards	—	9,049	397	10,829
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

NOTE 16 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the marketplace obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of September 30, 2024 and December 31, 2023, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2024
Financial assets:
Trading securities	$5,141	$5,141	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,375	—	5,375	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	443,709	—	443,709	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	133,884	—	133,884	—
Corporate bonds	20,243	—	20,243	—
Loans held for sale	11,706	—	11,706	—
Customer loan swaps	6,413	—	6,413	—
Interest rate contracts	9,362	—	9,362	—
Fixed rate mortgage interest rate lock commitments	230	—	230	—
Forward delivery commitments	81	—	81	—
Financial liabilities:
Deferred compensation	$5,141	$5,141	$—	$—
Customer loan swaps	5,644	—	5,644	—
Interest rate contracts	4,971	—	4,971	—
Fixed rate mortgage interest rate lock commitments	14	—	14	—
Forward delivery commitments	48	—	48	—
December 31, 2023
Financial assets:
Trading securities	$4,647	$4,647	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	6,386	—	6,386	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	460,091	—	460,091	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	141,011	—	141,011	—
Subordinated corporate bonds	18,320	—	18,320	—
Loans held for sale	10,320	—	10,320	—
Customer loan swaps	10,699	—	10,699	—
Interest rate contracts	12,206	—	12,206	—
Fixed rate mortgage interest rate lock commitments	215	—	215	—
Forward delivery commitments	51	—	51	—
Financial liabilities:
Deferred compensation	$4,647	$4,647	$—	$—
Customer loan swaps	10,748	—	10,748	—
Interest rate contracts	3,387	—	3,387	—
Fixed rate mortgage interest rate lock commitments	11	—	11	—
Forward delivery commitments	132	—	132	—

 The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 30, 2024. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

The table below highlights financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2024
Financial assets:
Collateral-dependent loans	$4,497	$—	$—	$4,497
December 31, 2023
Financial assets:
Collateral-dependent loans	$4,768	$—	$—	$4,768

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
September 30, 2024
Collateral-dependent loans:
Specifically reserved	$4,497	Market approach appraisal of collateral	Estimated selling costs	10%
December 31, 2023
Collateral-dependent loans:
Specifically reserved	$4,768	Market approach appraisal of collateral	Estimated selling costs	7%

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of September 30, 2024 and December 31, 2023, the Company did not have any material non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used, or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. As of September 30, 2024 and December 31, 2023, the Company did not have any OREO properties.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2024, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the nine months ended September 30, 2024, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2024
Financial assets:
HTM debt securities	$526,251	$500,619	$—	$500,619	$—
Commercial real estate loans(1)(2)	1,689,775	1,594,862	—	—	1,594,862
Commercial loans(2)	377,706	368,193	—	—	368,193
Residential real estate loans(2)	1,752,954	1,516,218	—	—	1,516,218
Home equity loans(2)	245,680	241,323	—	—	241,323
Consumer loans(2)	15,200	14,282	—	—	14,282
Servicing assets	2,146	3,929	—	—	3,929
Financial liabilities:
Time deposits	$628,481	$625,516	$—	$625,516	$—
Short-term borrowings	516,336	515,978	—	515,978	—
Junior subordinated debentures	44,331	33,248	—	33,248	—
December 31, 2023
Financial assets:
HTM debt securities	$544,931	$510,595	$—	$510,595	$—
Commercial real estate loans(1)(2)	1,653,435	1,540,327	—	—	1,540,327
Commercial loans(2)	399,032	385,585	—	—	385,585
Residential real estate loans(2)	1,753,124	1,488,248	—	—	1,488,248
Home equity loans(2)	238,124	233,025	—	—	233,025
Consumer loans(2)	17,444	15,279	—	—	15,279
Servicing assets	2,274	4,124	—	—	4,124
Financial liabilities:
Time deposits	$640,539	$634,856	$—	$634,856	$—
Short-term borrowings	485,607	484,849	—	484,849	—
Junior subordinated debentures	44,331	31,918	—	31,918	—
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, as amended, including certain plans, exceptions, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” “potential” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult for the Company to predict. The actual results, performance or achievements of the Company may differ materially from what is reflected in such forward-looking statements.

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

The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•risks relating to the pending merger with NFI, including the following:
◦risk that the cost savings and other anticipated benefits from the merger may not be fully realized or may take longer than anticipated to be realized;
◦disruption to the Company’s or NFI’s business as a result of the announcement and pendency of the merger;
◦risk that the integration of NFI’s business and operations into the Company’s will be delayed or will be more costly or difficult than expected, or that the Company is unable to integrate NFI’s business into the Company’s successfully, including because of factors or events that may be beyond the Company’s control;
◦the possibility that required regulatory approvals are not received on a timely basis, or at all, or are received subject to conditions that could adversely affect the Company or the expected benefits of the merger;
◦the possibility that NFI shareholder approval is not received;
◦the failure of closing conditions to the merger to be satisfied, or any unexpected delay in completing the merger or the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between the Company and NFI;
◦the dilution caused by the issuance of additional shares of the Company’s common stock in connection with the merger;
◦the possibility that the merger may be more expensive to complete than anticipated, including because of factors or events that may be beyond the Company’s control;
◦risks related to management and oversight of the Company’s expanded business and operations following the merger due to increased size and geographical scope;
◦the risk that expectations regarding the timing, completion and accounting and tax treatments of the merger are not met;
◦the risk that any announcements relating to the merger could have adverse effects on the market price of the Company’s common stock;
◦the diversion of management’s attention from ongoing business operations and other opportunities;
◦the risk that revenues following the merger may be lower than expected and/or the risk that certain expenses of NFI or the combined company may be greater than expected;

◦the Company’s success in managing the foregoing risks;
◦effects of the announcement, pendency or completion of the merger on the Company’s or NFI’s ability to retain customers and key employees; and
◦other factors that may affect the Company’s or NFI’s future results;
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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures such as: core net income; core diluted earnings per share; core return on average assets; core return on average equity; pre-tax, pre-provision income; return on average tangible equity and core return on average tangible equity; the efficiency and tangible common equity ratios; net interest income (fully-taxable equivalent); tangible book value per share; core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Core Net Income; Core Diluted Earnings per Share; Core Return on Average Assets; and Core Return on Average Equity. The following table provides a reconciliation of net income, diluted EPS, return on average assets and return on average equity to core net income, core diluted EPS, core return on average assets and core return on average equity. Certain transactions have been excluded to calculate core net income, core diluted EPS, core return on average assets and core return on average equity. We believe the following adjusted financial metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except number of shares, per share data and ratios)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Core Net Income:
Net income, as presented	$13,073	$9,787	$38,338	$34,903
Adjustment for net loss on sale of securities	—	5,335	—	5,335
Adjustment for Signature Bank bond (recovery) write-off	—	—	(910)	1,838
Adjustment for merger and acquisition costs	727	—	727	—
Tax impact of above adjustments(1)	(153)	(1,120)	38	(1,506)
Core net income	$13,647	$14,002	$38,193	$40,570
Core Diluted Earnings per Share:
Diluted earnings per share, as presented	$0.90	$0.67	$2.62	$2.39
Adjustment for net loss on sale of securities	—	0.37	—	0.37
Adjustment for Signature Bank bond (recovery) write-off	—	—	(0.06)	0.13
Adjustment for merger and acquisition costs	0.05	—	0.05	—
Tax impact of above adjustments(1)	(0.01)	(0.08)	—	(0.12)
Core diluted earnings per share	$0.94	$0.96	$2.61	$2.77
Core Return on Average Assets:
Return on average assets, as presented	0.91%	0.68%	0.89%	0.82%
Adjustment for net loss on sale of securities	—%	0.37%	—%	0.13%
Adjustment for Signature Bank bond (recovery) write-off	—%	—%	(0.02)%	0.04%
Adjustment for merger and acquisition costs	0.05%	—%	0.02%	—%
Tax impact of above adjustments(1)	(0.01)%	(0.08)%	—%	(0.04)%
Core return on average assets	0.95%	0.97%	0.89%	0.95%
Adjusted Return on Average Equity:
Return on average equity, as presented	10.04%	8.25%	10.13%	10.00%
Adjustment for net loss on sale of securities	—%	4.50%	—%	1.53%
Adjustment for Signature Bank bond (recovery) write-off	—%	—%	(0.24)%	0.53%
Adjustment for merger and acquisition costs	0.56%	—%	0.19%	—%
Tax impact of above adjustments(1)	(0.12)%	(0.95)%	0.01%	(0.43)%
Core return on average equity	10.48%	11.80%	10.09%	11.63%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income, as presented	$13,073	$9,787	$38,338	$34,903
Adjustment for provision (credit) for credit losses	239	(574)	(1,213)	1,531
Adjustment for income tax expense	2,781	2,236	8,720	8,653
Pre-tax, pre-provision income	$16,093	$11,449	$45,845	$45,087

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Non-interest expense, as presented	$28,900	$26,207	$83,572	$79,515
Adjustment for merger and acquisition costs	727	—	727	—
Adjusted non-interest expense	$28,173	$26,207	$82,845	$79,515
Net interest income, as presented	$33,587	$32,584	$97,044	$99,554
Adjustment for the effect of tax-exempt income(1)	165	237	475	701
Non-interest income, as presented	11,406	5,072	32,373	25,048
Adjustment for net loss on sale of securities	—	5,335	—	5,335
Adjusted net interest income plus non-interest income	$45,158	$43,228	$129,892	$130,638
Ratio of non-interest expense to total revenues(2)	64.23%	69.60%	64.58%	63.82%
Efficiency ratio	62.39%	60.63%	63.78%	60.87%
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

Adjusted Return on Average Tangible Equity: Adjusted return on average tangible equity is the ratio of (i) core net income (as defined in the table above) adjusted for (a) amortization of core deposit intangible assets and the tax impact of the adjustment and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on Average Tangible Equity:
Net income, as presented	$13,073	$9,787	$38,338	$34,903
Adjustment for amortization of core deposit intangible assets	139	148	417	444
Tax impact of above adjustment(1)	(29)	(31)	(88)	(93)
Net income, adjusted for amortization of core deposit intangible assets	$13,183	$9,904	$38,667	$35,254
Average equity, as presented	$518,222	$470,750	$505,452	$466,563
Adjustment for average goodwill and core deposit intangible assets	(95,319)	(95,888)	(95,460)	(96,037)
Average tangible equity	$422,903	$374,862	$409,992	$370,526
Return on average equity	10.04%	8.25%	10.13%	10.00%
Return on average tangible equity	12.40%	10.48%	12.60%	12.72%
Core Return on Average Tangible Equity:
Core net income (see "Core Net Income" table above)	$13,647	$14,002	$38,193	$40,570
Adjustment for amortization of core deposit intangible assets	139	148	417	444
Tax impact of above adjustment(1)	(29)	(31)	(88)	(93)
Core net income, adjusted for amortization of core deposit intangible assets	$13,757	$14,119	$38,522	$40,921
Core return on average tangible equity	12.94%	14.94%	12.55%	14.77%
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

(Dollars in thousands, except number of shares, per share data and ratios)	September 30, 2024	December 31, 2023
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$529,900	$495,064
Adjustment for goodwill and core deposit intangible assets	(95,251)	(95,668)
Tangible shareholders’ equity	$434,649	$399,396
Shares outstanding at period end	14,577,218	14,565,952
Book value per share	$36.35	$33.99
Tangible book value per share	$29.82	$27.42
Tangible Common Equity Ratio:
Total assets	$5,745,180	$5,714,506
Adjustment for goodwill and core deposit intangible assets	(95,251)	(95,668)
Tangible assets	$5,649,929	$5,618,838
Common equity ratio	9.22%	8.66%
Tangible common equity ratio	7.69%	7.11%

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

(Dollars in thousands)	September 30, 2024	December 31, 2023
Total deposits	$4,575,226	$4,597,360
Adjustment for certificates of deposit	(553,481)	(609,503)
Adjustment for brokered deposits	(168,674)	(101,919)
Core deposits	$3,853,071	$3,885,938

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Total average deposits(1)	$4,379,935	$4,483,614	$4,366,635	$4,476,668
Adjustment average certificates of deposit	(565,063)	(497,301)	(577,007)	(409,909)
Average core deposits	$3,814,872	$3,986,313	$3,789,628	$4,066,759
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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with approximately $5.7 billion in assets as of September 30, 2024, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

The Company operates throughout Maine, with its primary markets and presence being throughout coastal and central Maine and select areas of New Hampshire. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

On September 10, 2024, we announced the acquisition of Northway Financial, Inc. (“NFI”) with an expected closing date in the first quarter of 2025, subject to Northway shareholder approval, receiving required regulatory approvals and other customary closing conditions. NFI is the parent company of Northway Bank, a New Hampshire state-chartered bank, with 16 branches in New Hampshire. The merger will allow the Company to build upon its presence in New England and is forecasted to improve its future financial profile.

Net income and diluted EPS for the nine months ended September 30, 2024 was $38.3 million and $2.62, respectively, each an increase of 10% over the same period in 2023. Our operating results for the nine months ended September 30, 2024 and 2023, included certain non-recurring events, which included merger-related costs of $727,000 for the nine months ended September 30, 2024 (refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for additional details). On a non-GAAP basis, core net income for the nine months ended September 30, 2024, was $38.2 million and core diluted EPS was $2.61, each a decrease of 6% compared to the same period in 2023.

The Company’s financial results for the nine months ended September 30, 2024 continued to be impacted by the change in the interest rate environment between periods, which directly affected net interest income. Net interest income for the nine months ended September 30, 2024, decreased 3% compared to the same period of 2023, and was primarily driven by net interest margin compression of seven basis points between periods to 2.37% for the nine months ended September 30, 2024. Our net interest margin bottomed-out in the first quarter of 2024 at 2.30%, and we have seen steady improvements since that time as highlighted by a reported net interest margin of 2.46% for the third quarter of 2024. We have taken actions to optimize our net interest margin throughout 2023 and 2024, including, but not limited to: (1) redeploying investment cash flows to fund new loan originations at current market interest rates; (2) maintaining disciplined new loan origination pricing; (3) introducing a new high-yield savings deposit account focused on driving new and expanding existing relationships; (4) repricing and driving the outflow of certain high-cost, non-core deposit customer relationships and replacing funding with more cost-effective alternatives; and (5) leveraging interest rate swap derivatives. We continue to be liability sensitive as of September 30, 2024 (refer to “Risk Management — interest Rate Risk”) and anticipate the recent 50 basis point cut of the Federal Funds Rate that occurred in mid-September 2024, and future Federal Funds Rate cuts, to prove beneficial to our net interest margin in future periods.

Asset quality continues to be a top focus in the current economic cycle. We continue to actively monitor our loan portfolio, including those segments and industries that have been identified as having higher credit risk in the current economic cycle (such as nonowner occupied commercial real estate office loans), through reviews and stress analyses. Through these reviews and analyses, we have not identified any increased risks or signs of systemic distress within any segments in our loan portfolios as of September 30, 2024. We continue to maintain our lending discipline and did not have any credit concentrations exceeding internal or regulatory limits as of September 30, 2024. For the nine months ended September 30, 2024, we continued to track favorably across our key credit quality indicator metrics, highlighted by past due loans of 0.03% of total loans, non-performing assets of 0.12% of total assets, and annualized net charge-offs of 0.03%. When combining these strong credit quality metrics, with a more favorable macroeconomic forecast since December 31, 2023, the allowance for credit losses ("ACL") on loans decreased to 0.86% as of September 30, 2024, compared to 0.90% at December 31, 2023.

We continue to maintain a strong capital position with all regulatory capital ratios exceeding regulatory levels and growing over the nine months ended September 30, 2024. Additionally, the change in the interest rate environment since December 31, 2023, has provided relief with regard to the valuation of the Company’s investment portfolio and has resulted in elevated levels of shareholders’ equity and tangible capital. The Company’s common equity ratio increased 56 basis points since December 31, 2023 to 9.22% at September 30, 2024, and its tangible common equity ratio increased 58 basis points over the same period to 7.69% at September 30, 2024.

The following table outlines other key financial metrics for the periods indicated:

	As of or for the Three Months Ended
(In thousands, except per share data and ratios)	September 30, 2024	December 31, 2023	September 30, 2023	% Change Sep 2024 vs. Dec 2023	% Change Sep 2024 vs. Sep 2023
Earnings and Profitability
Net income	$13,073	$8,480	$9,787	54%	34%
Core net income (non-GAAP)	$13,647	$12,410	$14,002	10%	(3)%
Diluted EPS	$0.90	$0.58	$0.67	55%	34%
Core diluted EPS (non-GAAP)	$0.94	$0.85	$0.96	11%	(2)%
Return on average assets	0.91%	0.59%	0.68%	0.32%	0.23%
Core return on average assets (non-GAAP)	0.95%	0.87%	0.97%	0.08%	(0.02)%
Return on average equity	10.04%	7.20%	8.25%	2.84%	1.79%
Core return on average equity (non-GAAP)	10.48%	10.53%	11.80%	(0.05)%	(1.32)%
Return on average tangible equity (non-GAAP)	12.40%	9.18%	10.48%	3.22%	1.92%
Core return on average tangible equity (non-GAAP)	12.94%	13.38%	14.94%	(0.44)%	(2.00)%
Efficiency ratio (non-GAAP)	62.39%	63.48%	60.63%	(1.09)%	1.76%
Balance Sheet and Liquidity
Loans	$4,116,729	$4,098,094	$4,058,413	—%	1%
Deposits	$4,575,226	$4,597,360	$4,678,406	—%	(2)%
Cash dividends declared per share	$0.42	$0.42	$0.42	—%	—%
Uninsured and uncollateralized deposits to total deposits	15.27%	14.56%	15.33%	0.71%	(0.06)%
Available liquidity sources to uninsured and uncollateralized deposits	204.17%	201.67%	214.54%	2.50%	(10.37)%
Credit Quality and Capital
Non-performing assets to total assets	0.12%	0.13%	0.11%	(0.01)%	0.01%
Loans 30-89 days past due to total loans	0.03%	0.12%	0.09%	(0.09)%	—%
Allowance for credit losses on loans to total loans	0.86%	0.90%	0.90%	(0.04)%	(0.04)%
Total risk-based capital ratio	14.85%	14.36%	14.19%	0.49%	0.66%
Tangible common equity ratio (non-GAAP)	7.69%	7.11%	6.47%	0.58%	1.23%

	As of or for the Nine Months Ended
(In thousands, except per share data and ratios)	September 30, 2024	September 30, 2023	% Change Sep 2024 vs. Sep 2023
Earnings and Profitability
Net income	$38,338	$34,903	10%
Core net income (non-GAAP)	$38,193	$40,570	(6)%
Diluted EPS	$2.62	$2.39	10%
Core diluted EPS (non-GAAP)	$2.61	$2.77	(6)%
Return on average assets	0.89%	0.82%	—%
Core return on average assets (non-GAAP)	0.89%	0.95%	(0.06)%
Return on average equity	10.13%	10.00%	0.13%
Core return on average equity (non-GAAP)	10.09%	11.63%	(1.54)%
Return on average tangible equity (non-GAAP)	12.60%	12.72%	(0.12)%
Core return on average tangible equity (non-GAAP)	12.55%	14.77%	(2.22)%
Efficiency ratio (non-GAAP)	63.78%	60.87%	2.91%
Balance Sheet and Liquidity
Loans	$4,116,729	$4,058,413	1%
Deposits	$4,575,226	$4,678,406	(2)%
Cash dividends declared per share	$1.26	$1.26	—%
Uninsured and uncollateralized deposits to total deposits	15.27%	15.33%	(0.06)%
Available liquidity sources to uninsured and uncollateralized deposits	204.17%	214.54%	(10.37)%
Credit Quality and Capital
Non-performing assets to total assets	0.12%	0.11%	0.01%
Loans 30-89 days past due to total loans	0.03%	0.09%	—%
Allowance for credit losses on loans to total loans	0.86%	0.90%	(0.04)%
Total risk-based capital ratio	14.85%	14.19%	0.66%
Tangible common equity ratio (non-GAAP)	7.69%	6.47%	1.22%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans and/or CDs created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended September 30, 2024, net interest income was 75% of total revenues, compared to 87% for the same period in 2023. For the nine months ended September 30, 2024, net interest income was 75% of total revenues, compared to 80% for the first nine months of 2023. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net interest margin is calculated as net interest income on a fully-taxable equivalent basis (non-GAAP) as a percentage of average interest-earning assets.

Net Interest Income (Fully-Taxable Equivalent). Net interest income on a fully-taxable equivalent basis for the quarter ended September 30, 2024 was $33.8 million, an increase of $931,000, or 3%, compared to the third quarter of 2023. Between periods the Company’s net interest margin on a fully-taxable equivalent basis increased 7 basis points to 2.46% for the third quarter of 2024.
•Interest income on a fully-taxable equivalent basis increased $6.1 million, or 10%, between periods primarily driven by the higher interest rate environment between years. For the third quarter of 2024, the Company’s yield on average interest-earning assets was 4.69%, compared to 4.23% for the same period in 2023.
The Company’s average loan yield was 5.29% for the three months ended September 30, 2024, an increase of 44 basis points over the same period in 2023. In mid-June 2024, a $100.0 million balance sheet interest rate swap on the commercial real estate loan portfolio matured, and the third quarter of 2024 marked the first complete quarter in which the benefit of this maturity was realized, contributing to improved expansion between periods. Throughout 2024, we redeployed loan and investment cash flows primarily to fund new loan originations at current market interest rates and further support our loan yield expansion.
The Company’s average investment yield was 2.59% for the third quarter of 2024, an increase of 32 basis points over the same period in 2023. The increase between periods is the result of the continued cash flow from lower-yielding investments combined with the sale of investments in the second half of 2023 to reposition the Company's balance sheet. The increase in our investment yield drove an increase in interest income on investments year-over-year and fully offset the impact of a decrease in average investment balances of 7% between periods.
•Interest expense increased $5.0 million between periods primarily due to a 42 basis point increase in our average cost of funds to 2.35% for the second quarter of 2024. Our deposit and borrowing costs increased throughout the past year due to the higher interest rate environment.
The Company’s average deposit costs for the quarter ended September 30, 2024 were 2.09%, compared to 1.67% for the same period in 2023. Deposit costs continued to be inflated throughout the first nine months 2024 due to prolonged higher short-term interest rates. Increases in deposit costs over the past year were also the result of strong deposit competition within our markets, and more broadly across depository institutions, as well as changes in the deposit mix as depositors have been more conscious to move excess cash into higher interest-earning deposit accounts.
The Company’s average cost of borrowings for the three months ended September 30, 2024, was 3.90%, compared to 3.70% for the three months ended September 30, 2023. The increase was driven by the continued higher short-term interest rates between years and the change in mix of borrowings.

Net Interest Income (Fully-Taxable Equivalent). For the nine months ended September 30, 2024, the Company's net interest income on a fully-taxable equivalent basis was $97.5 million, a decrease of $2.7 million, or 3%, compared to the same period in 2023. Between periods, the Company’s net interest margin on a fully-taxable equivalent basis decreased 7 basis points to 2.37% for the nine months ended September 30, 2024.
•Interest expense increased $22.1 million between periods primarily due to a 58 basis point increase in our average cost of funds to 2.32% for the nine months ended September 30, 2024, which included an increase in average deposit costs of 58 basis points between periods to 2.04% for the nine months ended September 30, 2024.

•Interest income on a fully-taxable equivalent basis increased $19.6 million between periods primarily driven by interest-earning assets yield expansion of 48 basis points to 4.57% for the nine months ended September 30, 2024. This increase in yields more than offset the decrease in average interest-earning assets of $10.5 million. Between periods, our average loan yield expanded 46 basis points to 5.15% for nine months ended September 30, 2024. For the first nine months of 2024, our investment yield expanded to 2.61%, an increase of 39 basis points over the same period in 2023. These increased yields reflect the increase in interest rates between periods and the maturity of lower yielding assets.

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$48,914	$583	4.66%	$48,401	$500	4.04%
Investments - taxable	1,138,979	7,192	2.53%	1,177,367	6,306	2.14%
Investments - nontaxable(1)	61,864	584	3.78%	102,872	947	3.68%
Loans(2):
Commercial real estate	1,706,509	23,610	5.41%	1,658,125	20,496	4.84%
Commercial(1)	375,944	6,254	6.51%	391,491	6,082	6.08%
Municipal(1)	17,186	223	5.17%	18,888	210	4.41%
Residential real estate	1,780,665	20,151	4.53%	1,762,860	18,441	4.18%
Consumer and home equity	264,178	5,289	7.96%	252,357	4,924	7.74%
Total loans	4,144,482	55,527	5.29%	4,083,721	50,153	4.85%
Total interest-earning assets	5,394,239	63,886	4.69%	5,412,361	57,906	4.23%
Cash and due from banks	64,063			75,633
Other assets	288,590			265,781
Less: ACL	(35,334)			(36,975)
Total assets	$5,711,558			$5,716,800
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$934,403	$—	—%	$1,019,450	$—	—%
Interest checking	1,440,374	9,283	2.56%	1,584,314	9,669	2.42%
Savings	679,118	1,614	0.95%	661,126	225	0.14%
Money market	760,977	6,613	3.46%	721,423	5,182	2.85%
Certificates of deposit	565,063	5,473	3.85%	497,301	3,828	3.05%
Total deposits	4,379,935	22,983	2.09%	4,483,614	18,904	1.67%
Borrowings:
Brokered deposits	156,618	2,068	5.25%	161,623	2,065	5.07%
Customer repurchase agreements	190,936	921	1.92%	193,297	822	1.69%
Junior subordinated debentures	44,331	534	4.79%	44,331	539	4.83%
Other borrowings	336,899	3,628	4.28%	263,705	2,755	4.14%
Total borrowings	728,784	7,151	3.90%	662,956	6,181	3.70%
Total funding liabilities	5,108,719	30,134	2.35%	5,146,570	25,085	1.93%
Other liabilities	84,617			99,480
Shareholders' equity	518,222			470,750
Total liabilities & shareholders' equity	$5,711,558			$5,716,800
Net interest income (fully-taxable equivalent)		33,752			32,821
Less: fully-taxable equivalent adjustment		(165)			(237)
Net interest income		$33,587			$32,584
Net interest rate spread (fully-taxable equivalent)			2.34%			2.30%
Net interest margin (fully-taxable equivalent)			2.46%			2.39%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$47,893	$1,840	5.05%	$30,002	$1,088	4.78%
Investments - taxable	1,163,118	22,222	2.55%	1,209,000	18,996	2.09%
Investments - nontaxable(1)	62,014	1,757	3.78%	104,518	2,878	3.67%
Loans(2):
Commercial real estate	1,696,882	66,511	5.15%	1,658,188	59,494	4.73%
Commercial(1)	384,402	18,591	6.35%	402,331	17,681	5.80%
Municipal(1)	16,067	580	4.82%	17,467	524	4.01%
Residential real estate	1,775,502	59,569	4.47%	1,742,340	52,371	4.01%
Consumer and home equity	260,635	15,471	7.93%	253,137	14,118	7.46%
Total loans	4,133,488	160,722	5.15%	4,073,463	144,188	4.69%
Total interest-earning assets	5,406,513	186,541	4.57%	5,416,983	167,150	4.09%
Cash and due from banks	68,596			61,290
Other assets	282,728			264,665
Less: ACL	(35,937)			(37,172)
Total assets	$5,721,900			$5,705,766
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$923,207	$—	—%	$1,031,700	$—	—%
Interest checking	1,469,812	27,939	2.54%	1,637,231	27,339	2.23%
Savings	634,478	2,729	0.57%	693,468	526	0.10%
Money market	762,131	19,325	3.39%	704,360	13,226	2.51%
Certificates of deposit	577,007	16,597	3.84%	409,909	7,799	2.54%
Total deposits	4,366,635	66,590	2.04%	4,476,668	48,890	1.46%
Borrowings:
Brokered deposits	146,969	5,808	5.28%	206,206	7,156	4.64%
Customer repurchase agreements	186,401	2,486	1.78%	189,532	2,010	1.42%
Junior subordinated debentures	44,331	1,592	4.80%	44,331	1,600	4.83%
Other borrowings	379,751	12,546	4.41%	237,546	7,239	4.07%
Total borrowings	757,452	22,432	3.96%	677,615	18,005	3.55%
Total funding liabilities	5,124,087	89,022	2.32%	5,154,283	66,895	1.74%
Other liabilities	92,361			84,920
Shareholders' equity	505,452			466,563
Total liabilities & shareholders' equity	$5,721,900			$5,705,766
Net interest income (fully-taxable equivalent)		97,519			100,255
Less: fully-taxable equivalent adjustment		(475)			(701)
Net interest income		$97,044			$99,554
Net interest rate spread (fully-taxable equivalent)			2.25%			2.35%
Net interest margin (fully-taxable equivalent)			2.37%			2.44%
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

	Three Months Ended September 30, 2024 vs. September 30, 2023			Nine Months Ended September 30, 2024 vs. September 30, 2023
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$5	$78	$83	$641	$111	$752
Investments – taxable	(205)	1,091	886	(719)	3,945	3,226
Investments – nontaxable	(377)	14	(363)	(1,170)	49	(1,121)
Commercial real estate	598	2,516	3,114	1,393	5,624	7,017
Commercial	(242)	414	172	(791)	1,701	910
Municipal	(19)	32	13	(42)	98	56
Residential real estate	186	1,524	1,710	997	6,201	7,198
Consumer and home equity	230	135	365	419	934	1,353
Total interest income (fully-taxable equivalent)	176	5,804	5,980	728	18,663	19,391
Interest-bearing liabilities:
Interest checking	(876)	490	(386)	(2,795)	3,395	600
Savings	6	1,383	1,389	(44)	2,247	2,203
Money market	283	1,148	1,431	1,086	5,013	6,099
Certificates of deposit	520	1,125	1,645	3,177	5,621	8,798
Brokered deposits	(64)	67	3	(2,058)	710	(1,348)
Customer repurchase agreements	(10)	109	99	(33)	509	476
Junior subordinated debentures	—	(5)	(5)	—	(8)	(8)
Other borrowings	763	110	873	4,333	974	5,307
Total interest expense	622	4,427	5,049	3,666	18,461	22,127
Net interest income (fully-taxable equivalent)	$(446)	$1,377	$931	$(2,938)	$202	$(2,736)

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2024	2023	2024	2023
Interest income from residential real estate derivatives	Interest income	$1,523	$1,412	$4,566	$3,095
Loan fees (costs)	Interest income	1,344	241	2,248	(70)
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	54	29	97	110
Recoveries on previously charged-off acquired loans	Interest income	8	31	109	68
Total		$2,929	$1,713	$7,020	$3,203

Provision (Credit) for Credit Losses
The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30, 2024		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Provision (credit) for loan losses(1)	$283	$(456)	$739	(162)%	$(693)	$288	$(981)	(341)%
(Credit) provision for credit losses on off-balance sheet credit exposures(2)	(44)	(118)	74	(63)%	390	(595)	985	(166)%
(Credit) provision for HTM debt securities(3)	—	—	—	—%	(910)	1,838	(2,748)	(150)%
Provision (credit) for credit losses	$239	$(574)	$813	(142)%	$(1,213)	$1,531	$(2,744)	(179)%
(1)Provision (credit) for loan losses: The Company recorded provision expense of $283,000 driven by increasing reserves on loans more adversely rated. The release of $456,000 in provision for the three months ended September 30, 2023 was primarily driven by the economic forecast improving from in the quarter and continued strong asset quality. For the nine months ended September 30, 2024, negative provision expense (i.e., credit for credit losses) of $693,000 was recorded and was primarily driven by the continued strong asset quality and the continued improvement of the macroeconomic forecast seen in 2024. The provision of $288,000 for the nine months ended September 30, 2023 was driven by 1% loan growth along with the economic forecast worsening slightly in the first nine months of 2023.
(2)(Credit) provision for credit losses on off-balance sheet credit exposures: As of September 30, 2024 and 2023, the ACL on off-balance sheet credit exposures was $2.7 million. The credit for credit losses recorded for the third quarter of 2024 was primarily due to the decrease in the commercial and residential loan pipelines of $24 million from the second quarter of 2024. The provision for credit losses recorded for the nine months ended September 30, 2024, was driven by a $76.9 million increase in unfunded commitments during the period.
(3)(Credit) provision for HTM debt securities: In the first quarter of 2023, the Company fully wrote-off its Signature Bank corporate bond totaling $1.8 million, upon the announcement of Signature Bank’s failure. In the first quarter of 2024, the Company sold its Signature Bank corporate bond and recovered proceeds of $910,000.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Debit card income	$3,169	$3,130	$39	1%	$9,104	$9,147	$(43)	—%
Service charges on deposit accounts(1)	2,168	2,040	128	6%	6,308	5,737	571	10%
Income from fiduciary services (2)	1,817	1,641	176	11%	5,436	5,016	420	8%
Brokerage and insurance commissions(3)	1,414	1,217	197	16%	4,094	3,462	632	18%
Bank-owned life insurance	709	644	65	10%	2,086	1,849	237	13%
Mortgage banking income, net(4)	973	583	390	67%	2,297	1,889	408	22%
Net loss on sale of securities(5)	—	(5,335)	5,335	N.M.	—	(5,335)	5,335	N.M.
Other income(6)	1,156	1,152	4	—%	3,048	3,283	(235)	(7)%
Total non-interest income	$11,406	$5,072	$6,334	125%	$32,373	$25,048	$7,325	29%
Non-interest income as a percentage of total revenues	25%	13%			25%	20%
(1)Service charges on deposit accounts: The increase for the three and nine months ended September 30, 2024, over the same periods in 2023, was driven by the increase in deposit customers’ overdraft utilization and cash management fees earned on corporate and municipal clients.
(2)Income from fiduciary services: The increase for the three and nine months ended September 30, 2024 over the same periods in 2023, was driven by the increase in assets under management of 6% and 12% respectively, to $1.2 billion as of September 30, 2024.

(3)Brokerage and insurance commissions: The increase for the three and nine months ended September 30, 2024 over the same periods in 2023, was driven by the increase in assets under administration of 6% and 14%, respectively, to $904.4 million as of September 30, 2024.
(4)Mortgage banking income, net: The increase for the three and nine months ended September 30, 2024, compared to the same periods of 2023, was due to the increase in net gains recognized on residential mortgage loan sales. For the three months ended September 30, 2024, the Company sold $62.4 million, or 63%, of its residential mortgages at an average net gain of 1.10%, compared to $66.2 million, or 59%, at an average net gain of 0.65% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company sold $157.3 million, or 57%, of its residential mortgages at an average net gain of 0.98%, compared to $137.3 million, or 47%, at an average net gain of 0.87% for the nine months ended September 30, 2023.
(5)Net loss on sale of securities: Represents the realized loss upon sale of debt investments in 2023, as we executed investment sales that resulted in pre-tax losses of $5.3 million. The trades were completed to reposition a portion of our balance sheet with an expectation of improved future earnings and profitability as we reinvested the cash proceeds for balance sheet optimization.
(6)Other income: The decrease for the nine months ended September 30, 2024, was driven by a decrease in customer loan swap fees of $273,000 between periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Salaries and employee benefits(1)	$16,545	$14,744	$1,801	12%	$48,100	$44,605	$3,495	8%
Furniture, equipment and data processing(2)	3,578	3,382	196	6%	10,704	9,772	932	10%
Net occupancy costs	1,890	1,804	86	5%	5,941	5,735	206	4%
Debit card expense	1,368	1,318	50	4%	3,943	3,781	162	4%
Consulting and professional fees(3)	788	897	(109)	(12)%	2,797	3,327	(530)	(16)%
Regulatory assessments	784	861	(77)	(9)%	2,454	2,574	(120)	(5)%
Amortization of core deposit intangible assets	139	148	(9)	(6)%	417	444	(27)	(6)%
OREO and collection costs, net	94	(34)	128	N.M.	151	(25)	176	N.M.
Merger and acquisition costs(4)	727	—	727	N.M.	727	—	727	N.M.
Other expenses(5)	2,987	3,087	(100)	(3)%	8,338	9,302	(964)	(10)%
Total non-interest expense	$28,900	$26,207	$2,693	10%	$83,572	$79,515	$4,057	5%
Ratio of non-interest expense to total revenues	64.23%	69.60%			64.58%	63.82%
Efficiency ratio (non-GAAP)	62.39%	60.63%			63.78%	60.87%
(1)Salaries and employee benefits: The increase in the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily driven by higher incentive accruals due to the change in the operating environment between periods.
(2)Furniture, equipment and data processing: The increase for the three and nine months ended September 30, 2024, compared to the same periods in 2023, reflects the continued investment in customer-facing technology platforms, internal systems and production platforms to drive increased productivity and efficiencies, and updates to various information security and resiliency-related systems and enhancements.
(3)Consulting and professional fees: The decrease for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were driven by legal, consulting and director-related costs associated with the CEO succession and transition that was effective on January 1, 2024.
(4)Merger and acquisition costs: On September 10, 2024, the Company announced the acquisition of NFI with an expected closing date in the first quarter of 2025, subject to NFI shareholder approval, receiving required regulatory approvals and other customary closing conditions. NFI is the parent company of Northway Bank, a New Hampshire state-chartered bank, with 16 branches in New Hampshire. The Company accrued for acquisition associated legal, consulting and other related costs incurred through September 30, 2024.

(5)Other expenses: The decrease for the nine months ended September 30, 2024, compared to the same period in 2023, was driven by external recruiting costs associated with the CEO succession and transition that was effective on January 1, 2024.

FINANCIAL CONDITION
Cash and Cash Equivalents
Total cash and cash equivalents as of September 30, 2024, were $139.5 million, compared to $99.8 million at December 31, 2023. We continually monitor our cash levels as part of our liquidity risk management practices. Refer to the "—Liquidity" section for additional details.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of September 30, 2024 and December 31, 2023, our investment portfolio consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual funds are designated as trading securities and are carried at fair value.

As of September 30, 2024, the reported value of the Company's total investments portfolio was $1.2 billion, a decrease of $33.7 million, or 2.8%, since December 31, 2023. This was driven by changes within our debt securities portfolio, including:
•Pay downs, calls, and maturities of $85.4 million.
•Purchases of MBS and CMO securities of $26.0 million, all of which were designated as AFS.
•Net amortization and accretion of $3.6 million
•The change in fair value of the Company’s AFS debt securities of $22.6 million due to the decrease in interest rates between periods.
Our AFS debt securities portfolio, which comprised 52% and 53% of our investment portfolio as of September 30, 2024 and December 31, 2023, respectively, was carried at fair value using Level 2 valuation techniques. Refer to Note 16 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities are carried at amortized cost and comprised 45% and 46% of our investment portfolio as of September 30, 2024 and December 31, 2023, respectively.

The book value of our debt securities as of September 30, 2024 and December 31, 2023, was $1.2 billion at each date. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated corporate and municipal bonds by nationally recognized rating agencies. The following table provides the make-up of the Company's investment portfolio as of September 30, 2024 and December 31, 2023, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	September 30, 2024	Percent of Total Debt Securities as of September 30, 2024	December 31, 2023	Percent of Total Debt Securities as of December 31, 2023
MBS - Agency-backed	$792,403	67%	$830,288	67%
CMO - Agency-backed	288,041	24%	306,505	24%
Municipal	61,900	5%	62,691	5%
Corporate	40,980	3%	40,790	3%
Other - Agency-backed	7,695	1%	7,593	1%
Total	$1,191,019	100%	$1,247,867	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of September 30, 2024, compared to December 31, 2023, remains consistent and is believed to be well-positioned to provide a stable source of cash flow. As of September 30, 2024 and December 31, 2023, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was

5.3 years and 5.7 years, respectively.

We completed a review of our HTM and AFS investment portfolio as of September 30, 2024, and concluded that no ACL was warranted on any of the remaining bonds at this time. The fair value and book value of the Company's corporate bonds and municipal securities as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024				December 31, 2023
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized Gain (Loss)
Municipal bonds	55	$61,993	$61,900	$93	55	$63,159	$62,691	$468
Corporate bonds	19	39,705	40,980	(1,275)	20	37,714	40,790	(3,076)
Total	74	$101,698	$102,880	$(1,182)	75	$100,873	$103,481	$(2,608)

As of September 30, 2024 and December 31, 2023, all of our municipal bonds carried an investment-grade credit rating.

As of September 30, 2024 and December 31, 2023, 69% of our corporate bonds carried an investment-grade credit rating. The remaining corporate bonds were non-rated corporate bonds of community banks within our markets. As of September 30, 2024, the corporate bond portfolio was made up of 18 different companies, which included 16 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 32% of our exposure as of September 30, 2024 being to global systemically important banks, or "G-SIBs".

As of September 30, 2024 and December 31, 2023, the Company did not carry an ACL on any of its corporate or municipal bonds.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2024 and December 31, 2023, our investment in FHLBB stock totaled $17.1 million and $10.0 million, respectively, and our investment in FRB stock was $5.4 million at each date.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using Level 1 valuation techniques. Refer to Note 16 of the consolidated financial statements for further details on fair value.

Loans
The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	September 30, 2024	December 31, 2023	($)	(%)
Commercial real estate - non-owner-occupied	$1,387,593	$1,370,446	$17,147	1%
Commercial real estate - owner-occupied	320,330	301,860	18,470	6%
Commercial	382,507	403,901	(21,394)	(5)%
Residential real estate	1,762,395	1,763,378	(983)	—%
Consumer and home equity	263,904	258,509	5,395	2%
Total loans	$4,116,729	$4,098,094	$18,635	—%
Commercial Loan Portfolio	$2,090,430	$2,076,207	$14,223	1%
Retail Loan Portfolio	$2,026,299	$2,021,887	$4,412	—%
Commercial Portfolio Mix	51%	51%
Retail Portfolio Mix	49%	49%

Portfolio Concentrations. Our primary market continues to be Maine, making up 68% of the loan portfolio as of September 30, 2024 and December 31, 2023. Massachusetts and New Hampshire are our second and third largest markets that we serve, making up 16% and 10% of our total loan portfolio, respectively, as of September 30, 2024 and December 31, 2023. As of September 30, 2024, our distribution channels included 55 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, and an online residential mortgage and small business digital loan platform.

As of September 30, 2024, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 31% and 30% of our total commercial real estate portfolio and 13% and 12% of total loans, respectively. As of December 31, 2023, the non-residential building operators’ industry and lessors of residential building industry concentrations were 33% and 28%, respectively, of total commercial real estate portfolio and 14% and 11% of total loans. As of September 30, 2024, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	September 30,		December 31,
	2024		2023		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,049,651	50%	$1,057,148	51%	$(7,497)	(1)%
Lodging	225,960	11%	229,017	11%	(3,057)	(1)%
Retail trade	137,222	7%	116,623	6%	20,599	18%
Health care	105,030	5%	95,801	5%	9,229	10%
Construction	79,141	4%	73,936	4%	5,205	7%
Manufacturing	69,921	3%	74,089	4%	(4,168)	(6)%
Finance and insurance	61,619	3%	66,038	3%	(4,419)	(7)%
Wholesale trade	60,263	3%	67,512	3%	(7,249)	(11)%
Other (each < 3%)	301,623	14%	296,043	14%	5,580	2%
Total	$2,090,430	100%	$2,076,207	100%	$14,223	1%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,387,593	67%	$1,370,446	66%	17,147	1%
Commercial real estate - owner-occupied	320,330	15%	301,860	15%	18,470	6%
Commercial	382,507	18%	403,901	19%	(21,394)	(5)%
Total	$2,090,430	100%	$2,076,207	100%	$14,223	1%

(1) The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	September 30,			December 31,
	2024			2023			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$266,681	25%	6%	$274,181	26%	7%	$(7,500)	(3)%
Multi-family (1-4 units)(b)	174,308	17%	4%	153,166	14%	4%	21,142	14%
Office(c)	167,181	16%	4%	169,904	16%	4%	(2,723)	(2)%
Industrial	165,150	16%	4%	164,021	16%	4%	1,129	1%
Retail	159,640	15%	4%	167,865	16%	4%	(8,225)	(5)%
Other(d)	116,691	11%	3%	128,011	12%	3%	(11,320)	(9)%
Total	$1,049,651	100%	25%	$1,057,148	100%	26%	$(7,497)	(1)%
(a) Multi-family (5+ units) loans are primarily located in non-urban locations, including 80% in Maine, 11% in Massachusetts, 7% in New Hampshire, and 2% in other states as of September 30, 2024. As of December 31, 2023, there were 79% in Maine, 11% in Massachusetts, 8% in New Hampshire, and 2% in other states.
(b) Represents multi-family (1-4 units) that are used for commercial purposes.
(c) Office loans are primarily located in non-urban locations, including 52% in Maine and 26% in New Hampshire as of September 30, 2024 and December 31, 2023, respectively. There were 23% and 22% in Massachusetts as of September 30, 2024 and December 31, 2023, respectively.
(d) Other includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.

Related Party Transactions. The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 5 of the consolidated financial statements provide information on related party lending and deposit transactions, respectively. We have not entered into significant related party transactions.

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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, accruing TDRs prior to the Company's adoption ASU 2022-02, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual loans:
Commercial real estate - non-owner-occupied	$130	$262
Commercial real estate - owner-occupied	—	124
Commercial	2,057	1,725
Residential real estate	2,497	2,539
Consumer and home equity	666	798
Total non-accrual loans	5,350	5,448
Accruing TDRs prior to ASU 2022-02 adoption not included above	1,645	1,990
Total non-performing loans	6,995	7,438
Other real estate owned	—	—
Total non-performing assets	$6,995	$7,438
Total loans, excluding loans held for sale	$4,116,729	$4,098,094
Total assets	5,745,180	5,714,506
ACL on loans	35,414	36,935
ACL on loans to non-accrual loans	661.94%	677.96%
Non-accrual loans to total loans	0.13%	0.13%
Non-performing loans to total loans	0.17%	0.18%
Non-performing assets to total assets	0.12%	0.13%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of September 30, 2024 and December 31, 2023, loans classified as potential problem loans totaled $137,000 and $1.2 million, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$—	$84
Commercial real estate - owner-occupied	239	656
Commercial	578	2,007
Residential real estate	216	1,290
Consumer and home equity	358	922
Total	$1,391	$4,959
Total loans	$4,116,729	$4,098,094
Accruing loans 30-89 days past due to total loans	0.03%	0.12%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended September 30,		As of or For The Nine Months Ended September 30,		As of or For The Year Ended December 31, 2023
(Dollars in thousands)	2024	2023	2024	2023
ACL on loans at the beginning of the period	$35,412	$36,983	$36,935	$36,922	$36,922
Provision (credit) for loan losses	283	(456)	(693)	288	1,174
Net charge-offs (recoveries)(1)
Commercial real estate	(1)	41	(9)	39	39
Commercial	286	66	887	749	1,089
Residential real estate	(6)	(5)	(19)	(20)	(26)
Consumer and home equity	2	18	(31)	35	59
Total net charge-offs	281	120	828	803	1,161
ACL on loans at the end of the period	$35,414	$36,407	$35,414	$36,407	$36,935
Components of ACL:
ACL on loans	$35,414	$36,407	$35,414	$36,407	$36,935
ACL on off-balance sheet credit exposures	2,743	2,670	2,743	2,670	2,353
ACL at end of the period	$38,157	$39,077	$38,157	$39,077	$39,288
Total loans, excluding loans held for sale	$4,116,729	$4,058,413	$4,116,729	$4,058,413	$4,098,094
Average Loans	$4,144,482	$4,083,721	$4,133,488	$4,073,463	$4,076,681
Net charge-offs to average loans (annualized)	0.03%	0.01%	0.03%	0.03%	0.03%
Provision (credit) for loan losses (annualized) to average loans	0.03%	(0.04)%	(0.02)%	0.01%	0.03%
ACL on loans to total loans	0.86%	0.90%	0.86%	0.90%	0.90%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended September 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2024:
Commercial real estate	$—	$1	$(1)	$1,706,509	—%
Commercial	394	108	286	393,130	0.07%
Residential real estate	—	6	(6)	1,780,665	—%
Consumer and home equity	28	26	2	264,178	—%
Total	$422	$141	$281	$4,144,482	0.01%
2023:
Commercial real estate	$58	$17	$41	$1,658,125	—%
Commercial	255	189	66	410,379	0.02%
Residential real estate	—	5	(5)	1,762,860	—%
Consumer and home equity	32	14	18	252,357	0.01%
Total	$345	$225	$120	$4,083,721	—%

	For The Nine Months Ended September 30,
2024:
Commercial real estate	$—	$9	$(9)	$1,696,882	—%
Commercial	1,157	270	887	400,469	0.22%
Residential real estate	—	19	(19)	1,775,502	—%
Consumer and home equity	83	114	(31)	260,635	(0.01)%
Total	$1,240	$412	$828	$4,133,488	0.02%
2023:
Commercial real estate	$58	$19	$39	$1,658,188	—%
Commercial	1,101	352	749	419,798	0.18%
Residential real estate	18	38	(20)	1,742,340	—%
Consumer and home equity	63	28	35	253,137	0.01%
Total	$1,240	$437	$803	$4,073,463	0.03%

	For the Year Ended December 31,
2023:
Commercial real estate	$58	$19	$39	$1,659,078	—%
Commercial	1,560	471	1,089	415,650	0.26%
Residential real estate	18	44	(26)	1,748,076	—%
Consumer and home equity	91	32	59	253,877	0.02%
Total	$1,727	$566	$1,161	$4,076,681	0.03%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months or nine ended September 30, 2024. The significant key assumptions used with the ACL on loans calculation as of September 30, 2024 and December 31, 2023, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of September 30, 2024 and December 31, 2023, the recorded ACL on loans was $35.4 million, or 0.86% to total loans, and $36.9 million, or 0.90% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated multiple forecasted economic scenarios and probability weighting of each scenario. Included within our ACL on loans as of September 30, 2024 and December 31, 2023, was consideration for qualitative factors that may not be, or may not be completely, represented within the Company’s accounting model used to determine its ACL on loans. Each quarter, in conjunction with our quarterly close and financial reporting, we evaluate the need for these qualitative factors and make adjustments as appropriate, including consideration of macro- and micro-level changes. The ACL on loans as of September 30, 2024, incorporated a lower weighting for the probability of a forecasted recession scenario over the next 12 to 24 months based on management’s forecasted macroeconomic outlook as of that date, as compared to December 31, 2023, which was the primary driver for the reduction in the ACL on loans between periods.

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

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the nine months ended September 30, 2024. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of September 30, 2024 and December 31, 2023, was $2.7 million and $2.4 million, respectively.

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

ACL on HTM Securities. As of September 30, 2024, we have evaluated our HTM debt securities, and we have not identified any credit concerns. As of September 30, 2024 and December 31, 2023, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 4 of the consolidated financial statements for further discussion.

Liabilities
Deposits. As of September 30, 2024 and December 31, 2023, deposits totaled $4.6 billion for both periods. The deposit landscape remains intensely competitive across our markets due to the current interest rate environment as depositors continuing to allocate excess liquidity into higher yielding, interest-bearing deposit accounts. We continue to closely manage our deposits. prioritizing the maintenance and enhancement of existing depositor relationships while cultivating new ones. This is balanced with the Company's overall funding cost and liquidity position.

The slight decrease in deposits during the nine months ended September 30, 2024, was primarily driven by a decrease in checking account balances, which were lower by $135.0 million, or 5%, due to: (1) continued remix from low-cost deposits, such as checking accounts, to savings and money markets and CDs; (2) large outflow from normal business activities of one of our larger commercial deposit relationships; and (3) managed outflows of one of our larger high-cost municipal deposit relationships in an effort to optimize our funding costs. CD balances decreased $56.0 million, or 9%, over this same period, as we opted to not renew a single higher-cost municipal CD totaling $50.0 million and were able to utilize other, more cost-effective funding sources. Savings and money market accounts increased $102.1 million, or 7%, over this same period primarily driven by the launch of a new high-yield savings deposit product in the first quarter of 2024 as part of our effort to raise more cost-effective deposits, drive new customer acquisition and deepen customer relationships. This high-yield savings deposit product launch drove a 16% increase in savings accounts as compared to December 31, 2023.

The Company's loan-to-deposit ratio was 90% as of September 30, 2024, compared to 89% at December 31, 2023.

As of September 30 2024, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $979.1 million, or 21% of total deposits, as of September 30, 2024, and $1.1 billion, or 23% of total deposits, as of December 31, 2023.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $698.4 million, or 15% of total deposits, as of September 30, 2024, and $669.5 million, or 15% of total deposits, as of December 31, 2023.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $109.2 million, or 20% of CD balances, as of September 30, 2024, and $167.2 million, or 27% of CD balances, as of December 31, 2023. The total uninsured portion of these CDs was $40.4 million, or 7% and $93.7 million, or 15% as of September 30, 2024 and December 31, 2023, respectively.

Borrowings. As of September 30, 2024, total borrowings were $560.7 million, an increase of $30.7 million, or 6%, since December 31, 2023 and were comprised of:
•Customer repurchase agreements totaling $191.3 million, a decrease of $9.3 million, since December 31, 2023
•FHLBB advances of $325.0 million, an increase of $175.1 million since December 31, 2023
•The Company carries interest rate swaps on $325.0 million of FHLBB advances to manage our interest rate risk position and as part of our effort to optimize net interest income and net interest margin.

Shareholders' Equity
Shareholders' equity as of September 30, 2024, totaled $529.9 million, an increase of $34.8 million, or 7%, since December 31, 2023. The increase was driven by net income of $38.3 million for the nine months ended September 30, 2024, offset by regular quarterly cash dividends of $18.4 million, and an increase to AOCI of $14.5 million.

On September 24, 2024, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on October 31, 2024 to shareholders of record as of October 15, 2024. As of September 30, 2024, the Company's annualized dividend yield was 4.07% based on Camden National's closing share price of $41.32, as reported by NASDAQ on September 30, 2024.

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2023. We repurchased 50,000 shares of our common stock at an average price of $32.19 per share through the nine months ended September 30, 2024.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended September 30,		As of or For The Nine Months Ended September 30,		As of or For The Year Ended December 31, 2023
	2024	2023	2024	2023
Financial Ratios
Average equity to average assets	9.07%	8.23%	8.83%	8.18%	8.18%
Common equity ratio	9.22%	8.02%	9.22%	8.02%	8.66%
Tangible common equity ratio (non-GAAP)	7.69%	6.47%	7.69%	6.47%	7.11%
Dividend payout ratio	46.67%	62.69%	47.91%	52.72%	56.38%
Per Share Data
Book value per share	$36.35	$31.82	$36.35	$31.82	$33.99
Tangible book value per share (non-GAAP)	$29.82	$25.24	$29.82	$25.24	$27.42
Dividends declared per share	$0.42	$0.42	$1.26	$1.26	$1.68
Refer to "—Capital Resources" and Note 11 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

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

As of September 30, 2024, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash(1)	$60,117
Unpledged investment securities	596,633
Over collateralized securities pledging position	65,395
FHLBB	570,519
Fed Discount Window	37,427
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,424,963
(1)     Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of September 30, 2024, the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.4 billion was 2.0 times uninsured and uncollateralized deposits as of September 30, 2024. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of September 30, 2024, we may access additional funding through brokered deposits.
Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of September 30, 2024 and December 31, 2023, total deposits, including brokered deposits, were $4.6 billion at each date. Core deposits (which excludes CDs and brokered deposits) (non-GAAP) decreased $32.9 million, or 1%, during the nine months ended September 30, 2024 to $3.9 billion. CDs decreased $56.0 million, or 9%, during the nine months ended September 30, 2024 to $553.5 million. The decreases in core deposits and CDs were offset by an increase in brokered deposits of $66.8 million, or 65%, during the nine months ended September 30, 2024 to $168.7 million. Brokered deposits consisted of $75.0 million of brokered CDs and $93.7 million of brokered money market accounts. As of September 30, 2024, all brokered CDs were scheduled to mature within 12 months. Refer to “—Financial Condition—Liabilities—Deposits” for further discussion on deposits.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of September 30, 2024:

(In thousands)	CDs
1 year or less	$514,406
> 1 year	39,075
Total	$553,481

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB and other federal funds and customer repurchase agreements. As of September 30, 2024, total borrowings were $560.7 million, compared to $529.9 million as of December 31, 2023. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of September 30, 2024, the Company had $570.5 million in borrowing capacity from the FHLBB.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, as of September 30, 2024, we have available lines of credit of $9.9 million with the FHLBB, $95.0 million with three correspondent banks, and of $37.4 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of September 30, 2024:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$325,000	$191,336	$—	$516,336
> 1 year	—	—	44,331	44,331
Total	$325,000	$191,336	$44,331	$560,667

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of September 30, 2024, qualifying residential mortgage loans with a book value of $1.7 million were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	September 30, 2024
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$16,270	$303,507	$490,685	$2,728	$813,190	20%
Commercial	4,491	98,132	65,154	362	168,139	4%
Residential real estate	173	10,096	144,662	1,224,425	1,379,356	34%
Consumer and home equity	1,644	10,918	19,611	177,993	210,166	5%
Total fixed rate	22,578	422,653	720,112	1,405,508	2,570,851	63%
Adjustable/Variable Rate:
Commercial real estate(2)	24,731	299,528	328,718	241,757	894,734	22%
Commercial	75,032	83,514	47,704	8,118	214,368	5%
Residential real estate	15	902	36,052	346,070	383,039	9%
Consumer and home equity	185	2,276	13,951	37,325	53,737	1%
Total adjustable/variable rate	99,963	386,220	426,425	633,270	1,545,878	37%
Total loans	$122,541	$808,873	$1,146,537	$2,038,778	$4,116,729	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 and 2023, which have remained elevated during 2024, has resulted in slowing cash flows. As of September 30, 2024 and December 31, 2023, the Company's MBS and CMO debt securities portfolio totaled 91% of book value for both periods, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $332.5 million as of September 30, 2024.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of September 30, 2024:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$115,634
> 1 year	1,013,828
Total	$1,129,462
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the nine months ended September 30, 2024, the Company reported net income of $38.3 million and paid cash dividends of $18.4 million to shareholders.

In addition, in the course of its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of September 30, 2024, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$11,962	$434	$11,528
Finance leases	9,441	105	9,336
Other contractual obligations	6,559	6,559	—
Total	$27,962	$7,098	$20,864

The Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition.

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Many of the commitments will expire without being drawn upon, and thus, the total amount does not necessarily represent future cash requirements. Refer to Note 8 of the consolidated financial statements for additional details.

We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. These contracts with our various counterparties may subject the Company to various cash flow requirements, which may include posting of cash as collateral (or other assets) for arrangements that the Company is in a liability position (i.e. “underwater”). Refer to Note 9 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $529.9 million and $495.1 million as of September 30, 2024 and December 31, 2023, respectively, which amounted to 9% of total assets for both periods. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the nine months ended September 30, 2024.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $18.4 million for each of the nine months ended September 30, 2024 and 2023. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2024 and 2023, the Bank declared dividends payable to the Company in the amount of $20.1 million and $18.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 11 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. As of September 30, 2024 and December 31, 2023, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

As of September 30, 2024 and 2023, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2024	September 30, 2023
Year 1
+200 basis points	(3.5)%	(1.3)%
-200 basis points	3.8%	2.1%
Year 2
+200 basis points	1.1%	15.1%
-200 basis points	14.8%	17.1%
If rates remain at or near current levels, net interest income is projected to increase in year two of the simulation. Asset cash flows reprice and replace into the current higher rate environment at rates above current portfolio averages and funding costs remain relatively unchanged, causing balance sheet spread to expand. If deposit pricing increased from current levels without any changes to market rates or if unfavorable funding mix changes occurred, it would negatively impact net interest income projections.

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

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of September 30, 2024 and December 31, 2023.

Periodically, if deemed appropriate, we use back-to-back loan swaps, interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer Note 9 of the consolidated financial statements for further discussion of these derivative instruments.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of these risks. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2023 Annual Report on Form 10-K.

Risks Relating to Our Pending Merger with NFI

We may fail to realize the anticipated benefits of the merger.

We and NFI have operated independently and will continue to do so until the completion of the merger. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, our ability to successfully combine our and NFI’s businesses, including by minimizing any disruptions to our and NFI’s existing customer relationships and business functions, and avoiding any inconsistencies in standards, controls, procedures and policies. If we are not able successfully to achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on our business, financial condition, operating results and prospects. There can be no assurance that the anticipated benefits will be realized within the time periods contemplated or at all.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the merger agreement can be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. In deciding whether to grant regulatory approval, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse condition or development in either party’s regulatory standing or other factors could prevent or delay the receipt of one or more of the required regulatory approvals. Even if granted, the terms and conditions of the approvals may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Despite the parties’ commitments to use their reasonable best efforts to obtain regulatory approvals, under the terms of the merger agreement, we and NFI will not be required to complete the merger if any such approval imposes a burdensome condition. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were completed successfully within the expected timeframe. Additionally, the completion of the merger is subject to the satisfaction or waiver of certain other closing conditions, including the absence of certain orders, injunctions or decrees by any governmental authority that would prohibit or make illegal the completion of the merger.

Because of the closing conditions in the merger agreement and the ability of either us or NFI to terminate the merger agreement in specific instances, there can be no assurance when or if the merger will be completed.

The merger agreement is subject to a number of conditions that must be satisfied or waived to complete the merger. Those conditions include, among other things, (i) the accuracy of the other party’s representations and warranties, subject to certain materiality standards, including the accuracy of the other party’s representation and warranty of the absence of a material adverse effect on the other party, (ii) the other party’s performance in all material respects of its obligations under the merger agreement, (iii) the adoption of the merger agreement and the transactions contemplated thereby by NFI shareholders, (iv) the absence of any proceeding in connection with, or that could prevent, delay, make illegal or interfere with, any of the transactions contemplated by the merger agreement, (v) the receipt of required regulatory approvals, including the approval of certain federal and state banking agencies, (vi) the effectiveness of the registration statement filed by us in connection with the issuance of our common stock in the merger, (vii) the receipt by each party of an opinion from such party’s counsel to the effect that the merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, and (viii) the approval for listing on the Nasdaq of the shares of our common stock issuable in the merger. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the required NFI shareholder approval, or we or NFI may elect to terminate the merger agreement in certain other circumstances, including that NFI is permitted to terminate the merger agreement if, as of the date regulatory approvals for the merger are received, the price of our common stock has both decreased by 20% percent or more and decreased by 20% or more relative to a regional banking index, as more fully described in the merger agreement.

We and NFI will incur transaction and integration costs in connection with the merger.

We and NFI have each incurred and expect to incur significant, nonrecurring costs in connection with consummating the merger. In addition, we will incur integration costs following the completion of the merger, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. We and NFI may also incur additional costs to maintain employee morale and to retain key employees. We and NFI will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
July 1-31, 2024	72	$37.76	—	700,000
August 1-31, 2024	137	38.80	—	700,000
September 1-30, 2024	—	—	—	700,000
Total	209	$38.44	—	700,000
(1) All shares were surrendered by employees of the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.
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
2.1†
Agreement and Plan of Merger, dated as of September 9, 2024, by and between Camden National Corporation and Northway Financial, Inc. (filed as Exhibit 2.1 to Camden National Corporation’s Current Report on Form 8-K filed on September 10, 2024 and incorporated herein by reference).

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30,2024, formatted in iXBRL: (i) Consolidated Statements of Condition - September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2024 and 2023; and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
†	Schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	November 7, 2024
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	November 7, 2024
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer