Form 10-K
period 2024-12-31
CAMDEN NATIONAL CORP
filed 2025-03-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $472,902,771.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2025 was 16,864,810.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders.

CAMDEN NATIONAL CORPORATION
2024 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

The discussions set forth below and in the documents we incorporate by reference herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995, including certain plans, expectations, goals, projections, and statements, which are subject to numerous risks, assumptions, and uncertainties. Forward-looking statements can be identified by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “target,” or “goal” or future or conditional verbs such as “will,” “may,” “might,” “should,” “could” and other expressions which predict or indicate future events or trends and which do not relate to historical matters. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of Camden National Corporation (the “Company”). These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•weakness in the United States economy in general and the regional and local economies within the Northern New England region, which could result in a deterioration of credit quality, an increase in the allowance for credit losses or a reduced demand for the Company’s credit or fee-based products and services;
•changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System or the imposition of tariffs or retaliatory tariffs;
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

Statements relating to the Company's recent acquisition of Northway Financial, Inc. (“Northway”) may also be forward-looking statements. Factors that could cause actual results to differ materially include the following:

•the reaction to the transaction of the companies' customers, employees and counterparties;
•customer disintermediation;
•expected synergies, cost savings and other financial benefits of the proposed transaction might not be realized within the expected timeframes or might be less than projected; and
•credit and interest rate risks associated with Camden's and Northway's respective businesses, customers, borrowings, repayment, investment and deposit practices.

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $5.8 billion in assets at December 31, 2024, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

Our consolidated financial statements accompanying this Form 10-K include the accounts of the Company, the Bank and the Bank’s subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

On January 2, 2025, we completed our acquisition of Northway Financial, Inc. (“Northway”) and its bank subsidiary, Northway Bank. The acquisition of Northway added $971.9 million of deposits and $1.2 billion total assets to our balance sheet, as of January 2, 2025. The acquisition also expanded our presence in New Hampshire by adding 17 branches to our network as of January 2, 2025. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Introductory Note” and Note 23 of the consolidated financial statements for additional details regarding the Northway acquisition.

Who We Are. We are an award-winning, relationship-driven community bank that supports individuals, families, and businesses at every stage of their financial journey. With offices across Northern New England, we offer competitive financial products and services, complemented by the latest in digital banking to empower our customers to bank the way they want. We deliver expert guidance and personalized financial solutions to help our customers navigate any environment and achieve their financial goals. Founded in 1875, we are passionate about making a difference in the lives of our customers and communities we serve, so that together we can thrive in a vibrant, prosperous community for all.

As a dedicated community bank, we actively give back and make a difference in the communities and neighborhoods where we live, work, and play. We are dedicated to strengthening our communities through direct financing, donations and employee volunteerism. Community is at the core of what we do and why we do it, and as we grow, our commitment to doing so responsibly in a socially-minded way and giving-back to our communities remains at the heart of who we are.

Our Commitment to Community and Responsible Corporate Governance. Our commitment to our communities and corporate governance is an integral part of our company culture. Our culture and values support our strategic goal to generate consistent, sustainable long-term value for all of our constituents.

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable and profitable growth, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services including wealth management and trust services, brokerage, investment advisory and insurance services to consumer, business, non-profit and municipal customers. For the years ended December 31, 2024, 2023 and 2022, net interest income was our primary revenue source, representing 75%, 81%, and 78%, of our total revenues,1 respectively. Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities).

We have achieved a five-year compounded annual asset growth rate of 6%, resulting in $5.8 billion in total assets at December 31, 2024. Asset growth over the past five years of $1.5 billion has been organic, including further growth and expansion into Southern Maine, and select markets in New Hampshire and Massachusetts. We continue to focus on driving profitable organic growth through growing customer relationships and deepening our market penetration across our existing markets, as well as pursuing acquisitions that support our strategy and fit our culture and core values, such as the acquisition of Northway, which was completed in early 2025 and greatly expanded our New Hampshire footprint.

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

particularly those that we see as growth markets. We consider our growth markets to be those that that have accelerated growth opportunities in comparison to our other markets, based on current and forecasted demographic information, and where we currently have less of a presence and market share. Further details of our financial information can be found within the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit, and commercial customers. As of December 31, 2024, the Bank had 56 branches in 13 of Maine's 16 counties, and two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester. Upon completing the Northway acquisition on January 2, 2025, the Bank added 17 branches in New Hampshire and now has a physical presence in seven of New Hampshire’s ten counties. The Bank optimizes its in-person professional financial guidance with state-of-the-art technology, delivered through sophisticated digital channels. These digital products empower customers to bank anywhere at any time, including, but not limited to, online and mobile banking; MortgageTouch™, our easy-to-use online platform for consumer borrowers; BusinessTouch™, our online loan application system with instant approval, making borrowing faster and easier for small businesses; and TreasuryLink™, our secure online platform designed to offer advanced cash management, monitoring capabilities and controls for commercial customers.

The Bank offers comprehensive wealth management and trust services, including investment advisory services, through our wealth management team, doing business as Camden National Wealth Management, and brokerage, investment advisory, insurance, and financial planning services through our financial consulting team, doing business as Camden Financial Consultants.
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

Customers may also access our products and services using other channels, including online at www.CamdenNational.bank or by downloading our mobile phone application (or “app”).

Competition. We compete throughout Maine, New Hampshire, and select areas of Massachusetts. Many of the markets in which we compete are characterized as rural areas. Major competitors in our primary market areas include local independent banks, as well as local branches of large regional and national banking organizations and brokerage houses, marketplace lenders and other financial technology companies (“fintechs”), financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within our primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

We have competed effectively with other financial institutions by emphasizing customer service, which is highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty, and providing products and services designed to meet the needs of customers. Through Camden National Wealth Management and Camden Financial Consultants, we compete for trust, trust-related, investment management, individual retirement, foundation and endowment management services and brokerage services with local banks and non-banks, as well as with a number of brokerage firms and investment advisors with offices in our market area. In addition, most of these services are widely available to our customers by telephone, online and mobile channels through firms located outside our market area.

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

Human Capital

We recognize the importance of our relationships with our employees, customers, and the communities we serve. Our employees—known as “Stakeholders” at Camden National Bank—are the key to our success. We are powered by an extraordinary team of 586 employees, as of December 31, 2024, who work together to provide expert banking solutions to help people achieve their financial potential.

We believe we have the experience and responsibility to engage proactively with, and support, a broad range of employees. We strive to ensure our employees’ work experience permits them to use their skills and passions to make a difference while growing their careers and being recognized and appreciated for their unique talents, backgrounds, and perspectives.

Employee Development and Retention. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, a robust tuition reimbursement program, and competitive compensation, including a minimum starting wage of $17 per hour for all employees.

Workplace Safety and Inclusion. We recognize that an inclusive workforce is essential to achieving and maintaining a thriving company. Through our commitment to fostering a fair, safe, and welcoming workplace environment for all, we aim to maintain a culture that enables our employees to be their best in serving our customers and communities, while achieving business success. We maintain a number of human resources and other policies, including an anti-harassment and anti-retaliation policy, to promote a workplace that is safe for all and that supports a culture where people feel they can report incidents that threaten that safety. In addition, we have a confidential whistleblower program that forwards complaints to the audit committee and the Board of Directors, and we work to take necessary action as quickly as possible after a complaint is received.

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

Executive Officer	Position	Age
Simon R. Griffiths	President and Chief Executive Officer	51
Michael R. Archer, CPA	Executive Vice President, Chief Financial Officer	41
David J. Ackley	Executive Vice President, Chief Risk Officer	49
Andrew R. Forbes	Executive Vice President, Chief Human Resources Officer	53
William H. Martel	Executive Vice President, Technology and Support Services, Chief Technology Officer	55
Garrett A. McKnight	Executive Vice President, Managing Director, Camden National Wealth Management	53
Barbara M. Raths	Executive Vice President, Commercial Banking	50
Patricia A. Rose	Executive Vice President, Retail and Mortgage Banking Officer	61
Ryan A. Smith	Executive Vice President, Chief Credit Officer	52
Renée D. Smyth	Executive Vice President, Chief Experience and Marketing Officer	54

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

Michael R. Archer joined the Company in 2013 and became EVP, Chief Financial Officer (“CFO”) of the Company on January 3, 2022. Prior to becoming EVP, CFO, Mr. Archer served as the Company’s Senior Vice President (“SVP”) and Corporate Controller from June 2016 until January 2022. Prior to joining the Company, Mr. Archer spent seven years at PricewaterhouseCoopers, LLP. Mr. Archer is a licensed Certified Public Accountant, and a graduate of the American Bankers Association (“ABA”) Stonier Graduate School of Banking where he also completed the Wharton Leadership Program. Mr. Archer currently serves as a member of local non-profit organizations, including as the Treasurer and Executive Committee member of the board of JMG, Inc., board member for the local little league, and as a committee member for the local town recreational department.

David J. Ackley joined the Company in 2011 and became EVP, Chief Risk Officer in July 2023. Prior to becoming EVP, Chief Risk Officer, Mr. Ackley served as SVP and Director of Information Security & Enterprise Risk Management for the Company from 2016 through July 2023 and prior to that served as Vice President and Senior Information Security Officer of the Company. Mr. Ackley began his career as a Communication Computer Systems Operator for the United States Air Force, specializing in information technology, cybersecurity, risk mitigation, and encrypted communications before spending 14 years as Science and Technology Corporation’s Manager of Information Technology. He achieved the ABA Certified Enterprise Risk Professional designation and currently serves on the ABA’s Risk and Compliance Conference Planning Committee.

Andrew R. Forbes joined the Company in March 2024 as EVP, Chief Human Resources Officer and has 25 years of Human Resources experience across multiple industries, which have provided him with expertise in talent acquisition and management, compensation and benefits, and culture and engagement. He served as Chief People Officer for Alcom LLC from 2022 until joining the Company. Prior to that he served as Vice President, Human Resources for Rimini Street from 2020 to 2022, as Vice President, Human Resources for Maine Medical Center from 2016 to 2020 and as Senior Director, Global Human Resources for Fairchild Semiconductor from 2010 to 2016. Mr. Forbes is a Society for Human Resource Management - Senior Certified Professional, and holds a master’s degree in industrial and organizational psychology from Hofstra University. Mr. Forbes currently serves on the Board of Directors of the Maine Mathematics and Science Alliance.

William H. Martel joined the Company in March 2020 as EVP, Technology and Support Services and currently holds the title of EVP, Chief Technology Officer. Prior to joining the Company Mr. Martel served as Head of U.S. Operations Technology for Santander U.S. in Boston, leading the Operations and Information Technology Service Management transformations for the US. Previously, Mr. Martel was a Senior Vice President at TD Bank and served in several senior management positions in the US and Canada. Mr. Martel began his banking career as a senior branch manager for People’s Heritage Bank, a predecessor to BankNorth Group. He is a founding member, past president and the current Treasurer of Amagara Marungi, a Maine-based non-profit.

Garrett A. McKnight joined the Company in April 2024 as the Managing Director of Camden National Wealth Management. Prior to joining the Company, Mr. McKnight served as Senior Vice President and Senior Managing Director of The Northern Trust Company, where he spent 15 years, and worked in U.S. Bank’s Private Client Group as a Private Banker and Managing Director for seven years. Mr. McKnight serves on the Investment Committee for Elon University’s Endowment and the Board of Directors at Cape Arundel Golf Club.

Barbara Raths joined the Company in 2019 and became EVP, Commercial Banking in March 2024. Prior to becoming EVP, Ms. Raths served as the Company’s Senior Vice President and Director of Treasury Management and Government Banking, leading business, nonprofit, and government treasury management business development efforts. Prior to joining the Company, Ms. Raths held government banking roles at People’s United Bank, worked in corporate treasury finance at Wex, Inc., and served as the Deputy State Treasurer for the State of Maine. Ms. Raths currently chairs the Board of Trustees for the Maine Health and Higher Education Facilities Authority, serves as Secretary of the Board of Directors for the Maine International Trade Center, and is a member of the Maine District Export Council. Ms. Raths is a graduate of the ABA Stonier Graduate School of Banking and received a leadership certificate from The Wharton School.

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

Ryan A. Smith joined the Company in 2012 and held the title of EVP, Commercial Banking for the Company from 2020 through 2023 before being named as EVP, Chief Credit Officer in December 2023. Prior to becoming an EVP, Mr. Smith led the Southern Maine commercial banking line of business and the treasury management line of business from 2012 through 2015, when he then became Director of Commercial Banking for Central and Midcoast Maine from 2015 through 2019. In 2019, he was promoted to SVP, Director of Credit Administration. Prior to his time at Camden National Bank, Mr. Smith spent ten years with People’s United Bank (and its predecessor Maine Bank & Trust) in commercial banking and credit roles, beginning his career with Ford Motor Credit.

Renée D. Smyth joined the Company as SVP, Chief Marketing Officer upon completion of the merger of Camden National Corporation and SBM Financial, Inc., the parent company of The Bank of Maine, on October 16, 2015. She was promoted to EVP, Chief Experience and Marketing Officer in May 2017. Ms. Smyth served as SVP, Head of Marketing for The Bank of Maine, from 2010 through October 15, 2015. Prior to joining the Company, Ms. Smyth was SVP and Director of Affinity Programs for Override, an international loyalty marketing service company. She is a member of Junior Achievement of Maine’s Board of Directors and serves on its Finance Committee and is a strategic advisor to Finding Our Voices.

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

Community Reinvestment Act (“CRA”). The CRA requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC rates a national bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of the Bank to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. The Bank currently has an “Outstanding” CRA rating resulting from its most recent CRA performance evaluation in 2021.

In October 2023, the OCC, together with the FRB and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets, including the Bank, will be assessed. The new rule also includes data collection and reporting requirements, some of which would not apply to the Bank, because they are applicable only to banks with over $10 billion in assets. The final rule became effective on April

1, 2024, but has been paused subject to a court ordered injunction and most provisions of the final rule will not become applicable until after January 1, 2026, pending the outcome of litigation on the final rule.

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

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. In addition, the CFPB has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms, and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

FCRA. Like other lenders, the Bank uses consumer reports in its underwriting activities. Use of such information is regulated under the FCRA, and the FCRA also regulates reporting information to consumer reporting agencies, prescreening individuals for credit offers, sharing of consumer reports between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Bank. In January 2025, the CFPB published a final FRCA-related rule that prohibits the inclusion of medical debts in consumer reports and prohibits a creditor’s use of medical debt to determine credit eligibility, absent a specific exception. There are currently two lawsuits filed against the CFPB disputing the validity of the final rule and a preliminary injunction has been granted by the court and the effective date of the final rule has been stayed until June 15, 2025. In addition, a notice of proposed rulemaking to revise the FCRA was published in December 2024, with comments to the proposal due in March 2025.

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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. Among other things, the AMLA codified a risk-based approach to AML compliance for financial institutions; required the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expanded enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rule-makings, reports and other measures, and the impact of the AMLA will depend on, among other things, rule-making and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury (“FinCEN”), issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. In July 2024, the OCC, the Federal Reserve, the FDIC and the National Credit Union Administration issued a joint proposed rule that would amend their rules regarding AML programs. Among other things, the proposed rule would require national banks to incorporate a risk assessment process into their AML programs that consider the priorities published by FinCEN and would encourage, but not require, banks to consider, evaluate and implement innovative approaches to meet BSA compliance obligations. The effects of the proposed rule on the Bank will depend on the final form of any rulemaking.

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

During 2016, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. In July 2024, the OCC, FDIC, Federal Housing Finance Agency and National Credit Union Administration jointly re-proposed the regulatory text of the 2016 proposal. The Federal Reserve and the SEC did not join the proposal, and the proposed rule will not be published in the Federal Register until the agencies have joined.

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

We have been, and in the future may be, affected by general business and economic conditions in the U.S. and, to a lesser extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, investor confidence and customer deposit behavior, all of which are beyond our control. These conditions can change suddenly and negatively. For example, changes in these conditions caused by the COVID-19 pandemic, geopolitical events such as Russia’s invasion in Ukraine, and inflation adversely affected our business in prior periods. In addition, volatility due to failures of other banks or general uncertainty regarding the health of banks may affect customer deposit behavior and cause deposit withdrawals, even if we are not experiencing the same uncertainty. Future changes in any of these conditions, whether related to pandemic, geopolitical conflict, the threat or occurrence of a U.S. sovereign default or government shutdown, a downgrade, or perceived future downgrade, in the U.S. sovereign credit rating or outlook, disruptions in the financial services industry or other future events that we are unable to predict, could result in increases in loan delinquencies and non-performing assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services or otherwise adversely affect our financial condition or results of operations.

In addition, volatility and uncertainty related to inflation and its effects may contribute to or enhance some of the risks described in this section. For example, higher inflation has in the past reduced, and could in the future reduce, demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our interest-earning assets and investment securities. Any of these effects, or others that we are not able to predict, could adversely affect our financial condition or results of operations.

Fluctuations in market interest rates have in the past adversely affected, and may in the future adversely affect, our performance.

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income earned from loans and investments and the interest expense paid on deposits and borrowings. Net interest income is our largest source of revenue and can be affected significantly by changes in market interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as by changes related to inflation. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. See Item 7. “Management’s Discussion and Analysis—Risk Management Policies—Interest Rate Risk” for additional information regarding the Company’s asset and liability management policies and practices, as well as its interest rate risk position, including assumptions used in determining such, as of December 31, 2024. There is risk that any change in interest rates could negatively affect our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.

In response to inflation, the Federal Reserve raised targeted Effective Federal Funds Rate throughout 2022 and 2023, and in 2024 began to lower interest rates. The Federal Reserve Board may continue to lower short-term interest rates during 2025 in response to economic conditions. Longer-term interest rates, while volatile, have remained elevated. Volatility in interest rates can result in customer deposits flowing away from financial institutions into direct investments, and a prolonged high-interest rate environment may cause the Bank to experience increased deposit migration. This may cause the Bank to lose some of its low-cost deposit funding or could adversely affect the Bank’s operations and liquidity. Customers may also continue to move non-interest-bearing deposits into interest-bearing accounts, thereby increasing our overall deposit costs. Higher funding costs may continue to reduce our net interest margin and net interest income.

Volatility in interest rates can also result in customer deposits flowing away from financial institutions into direct investments. Direct investments, such as U.S. government and corporate securities and other investment vehicles (including money market mutual funds), generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums, and a prolonged high-interest rate environment may cause the Bank to experience increased deposit migration. This may cause the Bank to lose some of its low-cost deposit funding or could adversely affect the Bank’s operations and liquidity. Customers may also continue to move non-interest-bearing deposits into interest-bearing accounts, thereby increasing our overall deposit costs. Higher funding costs may continue to reduce our net interest margin and net interest income.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely affect our business, financial condition and results of operations.

There has been recent significant change to U.S. trade policies, including tariffs affecting China, Canada and Mexico and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties and tariffs, including the potential for additional tariffs. In addition, retaliatory tariffs have been imposed and additional retaliatory tariffs are likely. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products. Any of these effects could adversely affect the ability of our customers to pay their loans. For example, tariffs on Canadian imports could negatively affect a number of industries in Maine, and therefore our customers. In addition, if prices of consumer goods increase materially due to tariffs or other trade policy, the ability of individual households to pay their mortgages and other debt may be affected negatively. If our borrowers are unable to pay their loans, it would adversely affect our financial condition and results of operations. At this time, we are unable to predict whether and to what extent additional or higher tariffs or retaliatory tariffs will be imposed. This uncertainty complicates business planning for our customers in certain industries, and any resulting changes in our customers’ spending and borrowing patterns in response to this uncertainty could have an adverse effect on our business and results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We maintain a diversified securities portfolio and have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, the soundness, strength or stability of one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by us or by other institutions and organizations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Furthermore, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could materially and adversely affect our results of operations.

In addition, if a counterparty should default, become insolvent, declare bankruptcy, or otherwise cease to exist, the value of our investment securities may be impaired. This could result in provision for credit losses or realized losses being charged against future income. Given the significant judgments involved, there is risk that material provisions may be recorded to establish an allowance for credit losses resulting in realized losses.

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

Our business performance and the trading price of shares of our common stock have in the past, and may in the future be, affected by many factors, including volatility in the credit, mortgage and housing markets, fluctuations in interest rates (including in response to inflation), the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. We cannot predict what impact, if any, future volatility will have on our business or share price.

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

Credit Risk and Lending Business Risk

Our loans are concentrated in certain areas of Northern New England and adverse conditions in those markets could adversely affect our operations.

    Prior to 2025, we primarily served individuals and businesses located in the state of Maine, with 68% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2024, with higher concentrations of exposure in Cumberland, Kennebec, Knox and York counties. Although our loan portfolio became more geographically diverse following our acquisition of Northway, our loan portfolio remains significantly concentrated among Northern New England borrowers, with over 50% still located in Maine. Because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards, the severity and frequency of which are increasing as a result of climate change, may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, such as prolonged elevated inflation and interest rates, or if they experience a pandemic or similar event, we likely would likely higher rates of loss and delinquency on these loans than if the loans were more geographically diverse. In addition, adverse economic, political or other events may affect certain industries in our markets more than others. For example, the COVID-19 pandemic adversely affected hospitality, transportation and commercial real estate industries in Maine. Negative effects on those industries could result in higher rates of loss and delinquency on our loans, which could have a material, adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2024, our commercial real estate and commercial loan portfolios comprised 51% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates, and rising interest rates may make it more difficult or impossible for borrowers to refinance maturing loans. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. High vacancy rates in commercial properties have affected, and in the future may affect, the value of commercial real estate, including by causing the value of properties securing commercial real estate loans to be less than the amounts owed on such loans. Because of the risks associated with commercial loans, we may experience higher rates of default, and other risks described above may be more pronounced, than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default or other events could cause us to experience higher credit losses or could otherwise have an adverse effect on our financial condition and results of operations.

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

    Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of non-bank lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have offered and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit and loan products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products, or increase the ability of fintechs to compete through the use of non-banking products such as cryptocurrency or alternative payment systems. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively affected.

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

Sustainability-related topics as well as companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders. The U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies on these topics. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, stockholders, employees and other stakeholders have diverse expectations, demands and perspective on these topics, which are continuing to evolve. We may not be able to meet the diverse expectations and demands of all our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.

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

Completed acquisitions may not produce the expected results, may result in unforeseen integration difficulties and may dilute shareholders’ interests.

There can be no assurance that we will realize the anticipated positive results of any acquisition we complete, such as our recently completed acquisition of Northway, including results related to expected revenue increases, cost savings, increases in geographic or product presence or other projected benefits. We may incur substantial expenses related to acquisitions and integration of acquired companies. Successful integration of an acquired company may present challenges due to differences in systems, operations, policies and procedures, management teams and corporate cultures and may be more costly or difficult to complete than anticipated or have unanticipated adverse results. Integration efforts could divert management’s attention and resources, which could adversely affect our operations or results. Integration efforts could result in higher than expected customer loss, deposit attrition, loss of key employees, issues with systems and technology, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve anticipated benefits of the acquisition. We issued additional shares of our common stock as consideration for our acquisition of Northway, which diluted our shareholders’ ownership interests. Other future acquisitions may be material to us, and we may issue additional shares of our common stock to pay for those acquisitions, which would further dilute current shareholders’ ownership interests.

Liquidity Risk

Our cost of funds has increased and may in the future increase further as a result of loss of deposits, a change in deposit mix or changes in interest rates.

Deposits are a low cost, stable source of funding. We compete with banks, other financial institutions and fintechs for deposits. Increases in short-term interest rates throughout 2022 and 2023 resulted in more intense competition in deposit pricing. Competition and increasing interest rates caused us to increase the interest rates we pay on deposits. Although the Federal Reserve began to lower short-term interest rates in 2024, competition for deposits remains elevated. In addition, a loss in the value of our investment or loan portfolio, perceived concerns regarding our or the Bank’s capital position or perceived concerns regarding the level of the Bank’s uninsured and uncollateralized deposits could cause rapid and significant deposit outflows. Funding costs may increase further if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to continue to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income. If we were to experience a significant outflow of deposits, we may face significantly increased funding costs, suffer significant losses and have a significantly reduced ability to raise new capital.

As of December 31, 2024, brokered deposits made up 4% of our total deposits. We have utilized and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Prompt Corrective Action” and “Supervision and Regulations—Regulation of the Bank—Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

Wholesale funding sources may prove insufficient to replace deposits and support our operations and future growth.

The Company and the Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, borrowings through the Federal Home Loan Bank of Boston (“FHLBB”) and correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs, or if there are unforeseen outflows of cash or collateral, such as that seen by certain banks that experienced large and sudden outflows of deposits in 2023. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

In addition, bank failures during 2023 led to significant volatility in the financial services industry and to liquidity problems at certain institutions. Although governmental support was provided in connection with the 2023 bank failures, including the FDIC’s invoking the systemic risk exception to guarantee uninsured deposits, there can be no guarantee that the FDIC will invoke the systemic risk exception in connection with any future bank failures or that the government would otherwise take any action to provide liquidity to troubled institutions. Further, even if governmental support for financial institutions is available in the future, it may not be sufficient to address systemic risks.

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

Our business is highly regulated and the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change, and there have been significant revisions to the laws and regulations applicable to banks and bank holding companies that have been enacted or proposed in recent years. We expect that we will remain subject to extensive regulation and supervision, and that the level of regulatory scrutiny may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). In particular, recent changes in national political leadership have introduced uncertainty into the direction and timing of any future regulation. Although an overall reduction in the regulation of the financial services sector could result in some operational and cost benefits, any potential new regulations or changes to existing regulations and supervisory expectations may necessitate changes to our existing regulatory compliance and risk management programs. New regulations and changes to existing regulations and supervisory expectations have increased, and may in the future increase, our costs over time.
In addition, changes to statutes, regulations or regulatory policies, or their interpretation or implementation, and/or regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. In particular, the potential effects of a number of proposed regulations on us remain uncertain due to legal challenges and the recent changes in the U.S. presidential administration and control of the U.S. Senate, which could result in changing federal or state regulatory priorities.

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

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. For example, banking organizations have been subject to claims regarding patent infringement or other violations of intellectual property rights in recent years which, in some cases, have resulted in large judgments against the banks. From time to time, we are named or threatened to be named as defendants in various lawsuits, including class actions, arising from our business activities. In addition, when other financial institutions receive adverse judgments in litigation or agree to settlements, that may encourage plaintiffs and their attorneys to bring and maintain claims, including class actions, against other financial institutions, including the Company. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. In addition, the scope of insurance coverage we maintain may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation and/or legal costs incurred in defending us against such litigation could have a material adverse effect on our financial condition and results of operation.

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

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers and others with whom we conduct business or potential future business, particularly because our business is primarily concentrated in certain areas of Northern New England. Our actual or perceived failure to (i) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (ii) meet legal and regulatory requirements applicable to the Bank and to the Company; (iii) maintain the privacy of customer and accompanying personal information; (iv) maintain adequate record keeping; (v) engage in proper sales and trading practices; and (vi) identify the legal, reputational, credit, liquidity and market risks inherent in our products; or any action of one of our employees that results in actual or perceived misconduct or error, among other things, could give rise to reputational risk that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Because we primarily serve individuals and businesses located in Maine and New Hampshire, any negative impact resulting from reputational harm, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse. Moreover, the advent and expansion of social media creates the potential for rapid and widespread dissemination of information, including inaccurate, misleading, or false information, that could damage our reputation and affect our ability to attract and retain customers and employees.

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

Competition for qualified personnel is intense in many areas of the financial services industry. If the Company provides inadequate succession planning, or is unable to continue to retain and attract qualified employees, this could result in a material adverse effect on the Company’s performance, including its competitive position.

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

Information security risks continue to increase, in part because of the proliferation of new technologies, including artificial intelligence (“AI”), ongoing work-from-home arrangements, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. We have expended substantial resources to protect our systems and, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our systems or to investigate and remediate vulnerabilities. System enhancements and updates may also create risks associated with implementing and integrating new systems. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our systems can itself create a risk of systems disruptions and security issues. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

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

The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. To compete effectively, the Company may use new and evolving technologies, including AI and machine learning, to help improve its customer service, marketing, and products or to automate certain business decisions or risk management practices, such as fraud identification. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully implement and integrate future system enhancements could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Furthermore, legal and regulatory requirements relating to new technologies such as AI are evolving rapidly, and the inability to predict how this regulation will take shape and the absence of a uniform regulatory framework for AI may present unforeseen challenges in applying and relying on existing compliance systems. Complying with such requirements could increase expenses and exposure to legal or regulatory proceedings.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

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

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business (including as a result of damage to our own facilities or systems or to the facilities or systems of third-party vendors on which we rely), and our insurance coverage may be insufficient to compensate for losses that may occur. Because we primarily serve individuals and businesses located in Northern New England, a natural disaster likely would have a greater impact on our business, operations and financial condition than if our business were more geographically diverse.

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

To the extent the U.S. continues to transition to a low-carbon economy, related risks may arise from changes in consumer preferences, technologies, public policies and legal and regulatory requirements. New laws and regulations could result in significant costs as the we implement compliance, disclosure and other programs. Failure to comply with any applicable laws or regulations could result in legal or regulatory sanctions and harm to our reputation. Failure to adequately consider transition risks in our operations could lead to a loss of market share, lower revenues, decreased asset values and higher credit costs. In addition, we may not be able to meet the diverging expectations and priorities of different groups, including our employees, shareholders and regulators. We could also experience increased expenses resulting from strategic planning, litigation and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced investor and employee confidence due to our response to climate change and our climate change strategy.

Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on our business, and we expect that climate change-related risks will continue to evolve and increase over time.

Acts of terrorism, pandemics and other external events could harm our business.

Acts of terrorism, war or other international hostilities, civil unrest, violence or pandemics could cause disruptions to our business or the economy as a whole, such as the disruptions experienced during the COVID-19 pandemic. Any of these events could affect us directly (for example, by interrupting our systems, causing significant damage to our facilities or otherwise preventing us from conducting our ordinary business) or indirectly as a result of effects on our borrowers and other customers or third-party vendors (for example, by damaging property pledged as collateral for our loans). The Company has suffered, and could in the future suffer, adverse consequences to the extent that pandemics, terrorist activities, civil unrest, international hostilities, or other external events affect the financial markets or the economy in general or in any region in which the Company, or third parties on which the Company relies, operate.

Depending on the impact of external events on general economic and market conditions, there is a risk that adverse conditions could occur or worsen, including supply chain disruptions; higher inflation; decreased demand for our products and services or those of our borrowers, which could increase credit risk; challenges related to maintaining sufficient qualified personnel due to labor shortages, talent attrition, employee illness, or willingness to return to work; and disruptions to our business operations or those of our counterparties, vendors and other service providers.

Our ability to mitigate the adverse consequences of these occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse effects of pandemics, terrorist activities, civil unrest, international hostilities or other external events also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over.

Accounting and Tax Risk

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

We may be required to write down goodwill and other identifiable intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2024, our goodwill and other identifiable intangible assets totaled $95.7 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2024 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2024. We may be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

On January 2, 2025, we completed the acquisition of Northway. As part of this acquisition, we expect additional goodwill and other intangible assets to be recognized upon completion of our purchase accounting, as further described within Note 23 of the consolidated financial statements. The goodwill and intangible assets created from the acquisition of Northway will also be subject to assessment for impairment as described above.

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

Cybersecurity Threats

During the fiscal year ended December 31, 2024, the Company did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or that are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition other than the risks described in Item 1A. “Risk Factors”.

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

Management Oversight. While the Board of Directors and its Audit and Technology Committees oversee management’s processes related to cybersecurity risks, management is responsible for identifying, monitoring and mitigating the material cybersecurity risks that face the Company. The Company’s CRO is directly responsible for the overall cybersecurity risk management program which is a part of the Company's ERM Program. The CRO and the DIS oversee the information security department’s implementation and maintenance of the cybersecurity risk management program, including oversight of Vendors and regular reporting to the Board of Directors and its Audit and Technology Committees on the effectiveness of the cybersecurity risk management program. The DIS updates the CRO as appropriate, including as new developments or information related to cyber incidents arise.

The Company’s CRO has over 27 years of experience in cybersecurity and information technology. The CRO joined the Company in 2011 and became CRO in July 2023. Prior to becoming CRO, he served as SVP and Director of Information Security & ERM for six years and prior to that served five years as Vice President and Senior Information Security Officer of the Company. Prior to joining the Company, the CRO had a ten year career in information technology and began his career serving with the U.S. Air Force, specializing in information technology, cybersecurity, risk mitigation, and encrypted communications.

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

Item 2. Properties

As of December 31, 2024, the Company owns its principal executive offices, located at 2 Elm Street, Camden, Maine, and the Company leases additional executive offices at 3 Canal Plaza, Portland, Maine. The Company also owns and operates a service center in Rockport, Maine, and owns or leases, and operates, 56 branches located throughout Maine, a branch in Portsmouth, New Hampshire, and a commercial loan production office in Manchester, New Hampshire. None of the properties owned by the Company are subject to a mortgage or other encumbrance. All facilities are fully utilized and considered suitable and adequate for the purposes intended.
For additional information regarding the Company's premises and equipment and lease obligations see Notes 6 and 7 of the consolidated financial statements within Item 8. Financial Statements and Supplementary Data.

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2024 and 2023, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2024 and 2023) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2024			2023
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$37.80	$30.44	$0.42	$42.35	$35.43	$0.42
Second Quarter	33.40	28.65	0.42	35.73	28.98	0.42
Third Quarter	41.68	32.01	0.42	36.75	28.20	0.42
Fourth Quarter	49.57	38.75	0.42	38.89	26.82	0.42

As of February 25, 2025, there were 16,864,810 shares of the Company’s common stock outstanding, and there were approximately 1,000 holders of record of the Company’s common stock. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2019 through December 31, 2024. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCAP Banks Index and the Russell 2000 Index. The graph assumes a $100 investment on December 31, 2019 in the Company’s common stock and each of the foregoing indices and assumes the reinvestment of all dividends. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

Stock Performance Graph

$200
$150
$100
$50
INDEX VALUE

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Camden National Corporation	100.00	80.67	112.06	100.49	95.46	113.70
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93

In January 2024, the Board of Directors approved a common stock repurchase program, authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock, that had an expiration date of the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of December 31, 2024, the Company repurchased 50,000 shares at an average price of $32.19, none of which were repurchased during the fourth quarter of 2024. This repurchase program expired in January 2025.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2024	—	$—	—	700,000
November 1-30, 2024	—	—	—	700,000
December 1-31, 2024	—	—	—	700,000
Total	—	$—	—	700,000

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations and financial condition at and for the year ended December 31, 2024, and where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Refer to the Company’s 2023 annual report on Form 10-K filed with the SEC on March 8, 2024 for the discussion of results of operations and financial condition at and for the year ended December 31, 2023.

INTRODUCTORY NOTE

On January 2, 2025, the Company completed its previously announced stock-for stock acquisition of Northway. The total consideration paid by the Company consisted of approximately $96.5 million (approximately 2.3 million shares of the Company’s common stock) based on the closing price of the Company’s common stock of $42.25, as reported by Nasdaq on January 2, 2025. Results of operations and cash flows for all periods presented in this Annual Report on Form 10-K reflect only the results of operations and cash flows of the Company and do not include the results of operations or cash flows of Northway. In addition, neither the shares of Company common stock issued as consideration in the acquisition nor any purchase accounting adjustment that the Company will make in connection with the acquisition are reflected in the Company’s financial condition for any period presented in this Annual Report on Form 10-K. The Company will account for the Northway acquisition as a business combination in results of operations for the first quarter of 2025. For additional information regarding the Company’s acquisition of Northway, refer to Note 23 of the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K:

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	LGD:	Loss given default
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
BOLI:	Bank-owned life insurance	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	Northway	Northway Financial, Inc., acquired by the Company on January 2, 2025
CD:	Certificate of deposits	Northway Bank	Wholly-owned subsidiary bank of Northway Financial, Inc., which merged into Camden National Bank on January 2, 2025
CECL:	Current Expected Credit Losses	N.M.:	Not meaningful
Company:	Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
CUSIP:	Committee on Uniform Securities Identification Procedures	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	PD:	Probability of default
EPS:	Earnings per share	ROU:	Right-of-use
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FHLMC:	Federal Home Loan Mortgage Corporation	SOFR:	Secured Overnight Financing Rate
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRBB:	Federal Reserve Bank of Boston	U.S.:	United States of America

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as core net income; core diluted earnings per share; core return on average assets; core return on average equity; pre-tax, pre-provision income and core pre-tax, pre-provision; income; the efficiency ratio; return on average tangible equity and core return on average tangible equity; tangible book value per share and tangible common equity ratio; net interest income (fully-taxable equivalent); and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Core Net Income; Core Diluted Earnings per Share; Core Return on Average Assets; and Core Return on Average Equity. Core net income, core diluted earnings per share, core return on average assets and core return on average equity are each supplemental measures that exclude certain transactions as outlined and calculated in the table below. Each item reconciles to reported net income, diluted earnings per share, return on average assets and return on average equity. The Company believes these core financial metrics assist users of its financial statements with their financial analysis period-over-period as they are core for certain non-recurring items.

	For the Year Ended December 31,
(In thousands, except number of shares, per share data and ratios)	2024	2023	2022
Core Net Income:
Net income, as presented	$53,004	$43,383	$61,439
Adjustment for net loss on sale of securities	—	10,310	912
Adjustment for Signature Bank bond (recovery) write-off	(910)	1,838	—
Adjustment for merger and acquisition costs	1,159
Tax impact of above adjustments(1)	179	(2,551)	(192)
Core net income	$53,432	$52,980	$62,159
Core Diluted Earnings per Share:
Diluted earnings per share, as presented	$3.62	$2.97	$4.17
Adjustment for net loss on sale of securities	—	0.71	0.06
Adjustment for Signature Bank bond (recovery) write-off	(0.06)	0.13	—
Adjustment for merger and acquisition costs	0.08
Tax impact of above adjustments(1)	0.01	(0.18)	(0.01)
Core diluted earnings per share	$3.65	$3.63	$4.22
Core Return on Average Assets:
Return on average assets, as presented	0.92%	0.76%	1.12%
Adjustment for net loss on sale of securities	—%	0.18%	0.02%
Adjustment for Signature Bank bond (recovery) write-off	(0.02)%	0.03%	—
Adjustment for merger and acquisition costs	0.02%
Tax impact of above adjustments(1)	—%	(0.04)%	—
Core return on average assets	0.92%	0.93%	1.14%
Core Return on Average Equity:
Return on average equity, as presented	10.36%	9.30%	13.15%
Adjustment for net loss on sale of securities	—%	2.21%	0.20%
Adjustment for Signature Bank bond (recovery) write-off	(0.18)%	0.39%	—
Adjustment for merger and acquisition costs	0.23%
Tax impact of above adjustments(1)	0.04%	(0.55)%	(0.04)%
Core return on average equity	10.45%	11.35%	13.31%
(1)     Assumed a 21% income tax rate for eligible costs.

Pre-Tax, Pre-Provision Income. Pre-tax, pre-provision income is a supplemental measure of operating earnings and performance. Pre-tax, pre-provision income is calculated as net income before adjustment for (credit) provision for credit losses and adjustment for income tax expense. This supplemental measure became a widely used by financial institutions as a measure of financial performance for comparability across financial institutions.

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Net income, as presented	$53,004	$43,383	$61,439
Adjustment for (credit) provision for credit losses	(404)	2,100	4,500
Adjustment for income tax expense	12,456	10,453	15,608
Pre-tax, pre-provision income	$65,056	$55,936	$81,547

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

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Non-interest expense, as presented	$111,936	$107,361	$106,849
Adjustment for merger and acquisition costs	1,159	—	—
Adjusted non-interest expense	$110,777	$107,361	$106,849
Net interest income, as presented	$132,453	$132,263	$147,694
Adjustment for the effect of tax-exempt income(1)	637	901	937
Non-interest income, as presented	44,539	31,034	40,702
Adjustment for net loss on sale of securities	—	10,310	912
Adjusted net interest income plus non-interest income	$177,629	$174,508	$190,245
Ratio of non-interest expense to total revenues(2)	63.24%	65.75%	56.72%
Non-GAAP efficiency ratio	62.36%	61.52%	56.16%
(1)    Reported on a tax-equivalent basis using a 21% income tax rate.
(2)    Revenue is the sum of net interest income and non-interest income.

Return on Average Tangible Equity and Core Return on Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of core deposit intangible assets and other adjustments, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and core deposit intangible assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common performance measure within the financial services industry. Core return on average tangible equity is calculated the same as return on average tangible equity but uses core net income which excludes certain transactions as shown in the table above. The Company believes this adjusted metric assists users of its financial statements with their period-over-period financial analysis as it is adjusted for certain non-recurring items.

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Return on Average Tangible Equity:
Net income, as presented	$53,004	$43,383	$61,439
Adjustment for amortization of core deposit intangible assets	556	592	625
Tax impact of above adjustment(1)	(117)	(124)	(131)
Net income, adjusted for amortization of core deposit intangible assets	$53,443	$43,851	$61,933
Average equity, as presented	$511,813	$466,717	$467,245
Adjustment for average goodwill and core deposit intangible assets	(95,389)	(95,962)	(96,572)
Average tangible equity	$416,424	$370,755	$370,673
Return on average equity	10.36%	9.30%	13.15%
Return on average tangible equity	12.83%	11.83%	16.71%
Core Return on Average Tangible Equity:
Core net income (see “Core Net Income” table above)	$53,432	$52,980	$62,159
Adjustment for amortization of core deposit intangible assets	556	592	625
Tax impact of above adjustment(1)	(117)	(124)	(131)
Core net income, adjusted for amortization of core deposit intangible assets	$53,871	$53,448	$62,653
Core return on average tangible equity	12.94%	14.42%	16.90%
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

(In thousands, except number of shares and per share data)	December 31,
	2024	2023
Tangible Book Value Per Share:
Shareholders' equity, as presented	$531,231	$495,064
Adjustment for goodwill and core deposit intangible assets	(95,112)	(95,668)
Tangible shareholders' equity	$436,119	$399,396
Shares outstanding at period end	14,579,339	14,565,952
Book value per share	$36.44	$33.99
Tangible book value per share	$29.91	$27.42
Tangible Common Equity Ratio:
Total assets	$5,805,138	$5,714,506
Adjustment for goodwill and core deposit intangible assets	(95,112)	(95,668)
Tangible assets	$5,710,026	$5,618,838
Common equity ratio	9.15%	8.66%
Tangible common equity ratio	7.64%	7.11%

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

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Net interest income, as presented	$132,453	$132,263	$147,694
Adjustment for the effect of tax-exempt income(1)	637	901	937
Net interest income, tax equivalent	$133,090	$133,164	$148,631
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

	December 31,
(In thousands)	2024	2023
Total deposits, as presented	$4,633,167	$4,597,360
Adjustment for certificates of deposit	(532,424)	(609,503)
Adjustment for brokered deposits	(179,994)	(101,919)
Core deposits	$3,920,749	$3,885,938

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

	For the Year Ended December 31,
(In thousands)	2023	2023	2022
Total average deposits, as presented(1)	$4,385,401	$4,481,322	$4,472,063
Adjustment for average certificates of deposit	(567,182)	(453,723)	(295,586)
Average core deposits	$3,818,219	$4,027,599	$4,176,477
(1)     Brokered deposits are excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Estimates particularly critical and susceptible to significant near-term change, include (i) the ACL on loans and (ii) accounting for acquisitions and the subsequent review of goodwill and intangible assets generated in an acquisition for impairment.

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

The recorded ACL on loans is determined based on the amortized cost basis of the assets and may be determined at various levels, including homogeneous loan pools and individual credits with unique risk factors. We use a discounted cash flow approach to calculate the ACL for each loan segment. Within the discounted cash flow model, a probability of default (“PD”) and loss given default (“LGD”) assumption is applied to calculate the expected loss for each loan segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. PD and LGD data may be derived using (1) internal historical default and loss experience, as well as from (2) external data if there are not statistically meaningful loss events or our own internal loss data does not span a full economic cycle for a given loan segment.

CECL may create more volatility in our ACL and particularly in our ACL on loans. Under CECL, our ACL may increase or decrease period-to-period based on many assumptions, including, but not limited to: (i) macroeconomic forecasts and conditions; (ii) a change in the forecast period; (iii) a change in the reversion speed; (iv) a change in the prepayment speed assumption; (v) various qualitative factors outlined in ASU 2016-13.

ACL on Loans. We consider the ACL on loans to be a critical accounting estimate given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL on loans at December 31, 2024 and 2023 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2024 and 2023 using the CECL methodology, included:
•Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factor conditions worsen, the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL on loans. We monitor and assess Maine unemployment, changes in Maine GDP, changes in National GDP, and changes in Maine's Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Macroeconomic factors used in the calculation of the ACL on loans may change from time to time and in times of greater uncertainty, we may consider a range of possible forecasts and evaluate the probability of each scenario. We assessed our loss factors again in the fourth quarter of 2024 and there were no changes made to the ACL on loans calculation for reporting as of December 31, 2024.
•Forecast Period and Reversion speed: The company uses a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., we are likely to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, we are likely to use a longer forecast period. Generally, we expect our forecast period to range from one to three years. Once the reasonable and supportable forecast period is determined, the company reverts its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), we consider such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where we believe we are within the current economic cycle. At December 31, 2024 and 2023, we used a two-year forecast period and a two-year reversion period for each loan segment to measure the ACL on loans as we believe this methodology aligns the economic forecasted data used to calculate the ACL with the Company’s internal views of the future economic state.
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
•Qualitative factors: Companies are required to consider various qualitative factors that may impact expected credit losses. We continue to consider qualitative factors in determining and arriving at our ACL on loans each reporting period. In 2024 the Company increased the qualitative factors used to address the increased risk for all loans that were rated as criticized or classified.

As of December 31, 2024 and 2023, the recorded ACL on loans was $35.7 and $36.9 million, respectively, and represented our best estimate of expected credit losses within our loan portfolio as of each date. However, we may adjust our assumptions to account for differences between expected and actual losses each period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within our loan portfolio, and we consider the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 3 of the consolidated financial statements for further discussion.

Purchase Price Allocation and Impairment of Goodwill and Identifiable Intangible Assets. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal valuation techniques. We also may engage external valuation services to assist with the valuation of material assets and liabilities acquired, including, but not limited to, loans, core deposit intangibles and/or other intangible assets, real estate and time deposits. As part of purchase accounting, we typically acquire goodwill and other intangible assets as part of the purchase price. These assets are subject to ongoing periodic impairment tests under differing accounting models. We did not acquire any other company or assets during 2024 or 2023, however, refer to Note 23 of the consolidated financial statements for subsequent events.

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

We elected to use the quantitative analysis to perform the annual goodwill impairment assessment as of November 30, 2024 and 2023 and concluded that goodwill was not impaired. We may use a qualitative analysis to evaluate goodwill for impairment when it is believed that it is not more-likely-than-not that the fair value of the reporting unit is below its book value, or if a quantitative analysis was recently used to estimate the fair value of the reporting unit, and there are not any indications of events that would suggest such conclusions for impairment have changed. The Company did not recognize any impairment of goodwill in 2024, 2023 or 2022.

Refer to “—Financial Condition—Goodwill and Core Deposit Intangible Assets” and Note 4 of the consolidated financial statements for further discussion.

EXECUTIVE OVERVIEW

2024 Overview. Throughout 2024, we continued our work and efforts from 2023 with a goal of continuing to improve and optimize our net interest margin and maintain our strong asset quality. Over the course of 2024, we took various actions to improve our net interest margin. Those actions, combined with the Federal Reserve reducing the Federal Funds Rate by 100 basis points during the second half of 2024, resulted in an improvement to our net interest margin from a reported 2.30% for the first quarter of 2024 to 2.57% for the fourth quarter of 2024. Our improvement in net interest margin consistently each calendar quarter throughout 2024, along with continued strong asset quality and disciplined management of our operating expenses, translated into strong reported earnings for 2024 of $53.0 million, or $3.62 per a diluted share, which was 22% higher than reported net income for 2023. Profitability continues to improve, highlighted by a return on average assets of 1.01%, return on average equity of 10.99% and a return on tangible shareholders’ equity (non-GAAP) of 13.50% for the fourth quarter of 2024.

On September 10, 2024, we announced our planned acquisition of Northway, the bank holding company of Northway Bank, which we later closed on January 2, 2025. The acquisition of Northway presented a great opportunity for two historic franchises in Northern New England to combine and create a premier banking and financial services franchise across Maine and New Hampshire through 73 total branches. Through the combination, the Company’s total assets are approximately $7.0 billion as of January 2, 2025.

We enter 2025 with strong financial momentum and a balance sheet positioned well for the current interest rate environment.

Operating Results. For 2024, the Company reported net income of $53.0 million and diluted EPS of $3.62, each an increase of 22% compared to 2023. During 2023, we took certain actions to improve the Company’s future earnings capacity and profitability by selling certain investments and redeploying the proceeds into higher yielding assets. In doing so, the Company recorded pre-tax investment losses totaling $10.3 million in 2023. Also, during 2023, we wrote-off a $1.8 million Signature Bank corporate bond in full due to Signature Bank’s failure. During 2024, we sold our position in this corporate bond and recovered $910,000, before taxes. Adjusting for these items, along with $1.2 million, before taxes, of merger-related costs associated with the acquisition of Northway Financial during 2024, we reported core net income of $53.4 million and diluted EPS of $3.65, each an increase of 1% over 2023.

Financial Highlights. Our financial highlights for 2024 include:

Improving Profitability and Return Profile – Improved net interest margin and disciplined management of operating expenses, the Company resulted in positive operating leverage of 4% for 2024, which drove improved financial profitability and shareholder returns, headlined by a return on average assets of 0.92%, return on average equity of 10.36% and return on average tangible equity (non-GAAP) of 12.83%, compared to 0.76%, 9.30% and 11.83% for 2023, respectively.

Strong Asset Quality – Key credit quality metrics in both commercial and consumer portfolios remained resilient throughout 2024, headlined by non-performing assets of 0.11% of total assets and past due loans of 0.05% of total loans at December 31, 2024.

Strong Capital Position – At December 31, 2024, all of our regulatory capital ratios were well in excess of regulatory capital requirements. Our capital and loan reserve levels, along with our strong credit quality position us for continued success.

Financial Highlights	As of or For The Year ended December 31,
(In thousands, except per share data and ratios)	2024	2023	Change
Earnings and Profitability
Net income	$53,004	$43,383	22%
Diluted EPS	$3.62	$2.97	22%
Core net income (non-GAAP)	$53,432	$52,980	1%
Core diluted EPS (non-GAAP)	$3.65	$3.63	1%
Return on average assets	0.92%	0.76%	0.16%
Core return on average assets (non-GAAP)	0.92%	0.93%	(0.01)%
Return on average equity	10.36%	9.30%	1.06%
Core return on average equity (non-GAAP)	10.45%	11.35%	(0.90)%
Return on average tangible equity (non-GAAP)	12.83%	11.83%	1.00%
Core return on average tangible equity (non-GAAP)	12.94%	14.42%	(1.48)%
Efficiency ratio (non-GAAP)	62.36%	61.52%	0.84%
Balance Sheet and Liquidity
Loans	$4,115,259	$4,098,094	—%
Deposits	$4,633,167	$4,597,360	1%
Cash dividends declared per share	$1.68	$1.68	—%
Uninsured and uncollateralized deposits to total deposits	16.42%	14.56%	1.86%
Available liquidity sources to uninsured and uncollateralized deposits	210.61%	201.67%	8.94%
Credit Quality and Capital
Non-performing assets to total assets	0.11%	0.13%	(0.02)%
Loans 30-89 days past due to total loans	0.05%	0.12%	(0.07)%
Allowance for credit losses on loans to total loans	0.87%	0.90%	(0.03)%
Total risk-based capital ratio	15.11%	14.36%	0.75%
Tangible common equity ratio (non-GAAP)	7.64%	7.11%	0.53%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities). Net interest income, which is our largest source of revenue, accounted for 75%, 81% and 78% of total revenues for the years ended 2024, 2023 and 2022, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the year ended December 31, 2024 was $133.1 million, a slight decrease of $75,000 from 2023. The decrease consisted of a $23.1 million, or 25%, increase in interest expense, which was partially offset by an increase in interest income on a fully-taxable equivalent basis of $23.3 million, or 10%, between periods.
•The Company’s average cost of funds for the year ended December 31, 2024 was 2.28%, compared to 1.83% for the year ended December 31, 2023, and was the driver for the increase in interest expense year-over-year. The increase in our average funding costs year-over-year reflects the higher short-term interest rate environment, highlighted by an average Federal Fund Effective Interest Rate of 5.14% for the year ended December 31, 2024, compared to 5.02% for the year ended December 31, 2023. Beginning in September 2024, the Federal Reserve Bank began lowering the Federal Funds Interest Rate. From September 2024 through December 31, 2024, the Federal Funds Rate was decreased by 1.00%, and the Federal Funds Target rate stood at 4.25% to 4.50% at December 31, 2024.
•The increase in interest income on a fully-taxable equivalent basis was also primarily driven by the higher interest rate environment between years. For the year ended December 31, 2024, the Company’s yield on average interest-earning assets was 4.62%, compared to 4.19% for the year ended December 31, 2023. The average 10-year U.S. Treasury Rate for 2024 was 4.58%, compared to 3.96% for 2023.

Net Interest Margin. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis for each of the years ended December 31, 2024 and 2023 was 2.46%.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For the Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$68,633	$3,336	4.86%	$33,676	$1,851	5.50%	$52,068	$514	0.99%
Investments – taxable	1,159,910	29,722	2.56%	1,203,445	26,088	2.17%	1,329,586	24,468	1.84%
Investments – nontaxable(2)	61,992	2,340	3.78%	100,614	3,706	3.68%	111,113	3,919	3.53%
Loans(3):
Commercial real estate	1,699,655	89,918	5.29%	1,659,078	80,182	4.83%	1,532,225	61,452	4.01%
Commercial(2)	378,257	24,378	6.44%	398,948	23,886	5.99%	402,999	17,748	4.17%
Municipal(2)	15,859	783	4.94%	16,702	674	4.04%	19,305	618	3.20%
Residential real estate	1,773,149	79,199	4.47%	1,748,076	71,566	4.09%	1,511,985	52,738	3.49%
Consumer and home equity	262,251	20,517	7.82%	253,877	19,194	7.56%	243,901	12,268	5.03%
Total loans	4,129,171	214,795	5.20%	4,076,681	195,502	4.80%	3,710,415	144,824	3.90%
Total interest-earning assets	5,419,706	250,193	4.62%	5,414,416	227,147	4.19%	5,203,182	173,725	3.34%
Cash and due from banks	65,990			65,396			49,744
Other assets	285,137			264,479			270,111
Less: ACL	(35,792)			(36,965)			(34,237)
Total assets	$5,735,041			$5,707,326			$5,488,800
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$929,443	$—	—%	$1,020,045	$—	—%	$1,206,383	$—	—%
Interest checking	1,464,651	36,265	2.48%	1,614,598	37,205	2.30%	1,502,896	11,569	0.77%
Savings	657,529	4,669	0.71%	675,478	788	0.12%	760,264	343	0.05%
Money market	766,596	25,390	3.31%	717,478	19,210	2.68%	706,934	5,341	0.76%
Certificates of deposit	567,182	21,559	3.80%	453,723	12,927	2.85%	295,586	1,481	0.50%
Total deposits	4,385,401	87,883	2.00%	4,481,322	70,130	1.56%	4,472,063	18,734	0.42%
Borrowings:
Brokered deposits	152,918	7,923	5.18%	184,709	8,754	4.74%	130,455	1,571	1.20%
Customer repurchase agreements	185,299	3,210	1.73%	191,646	2,847	1.49%	215,761	1,103	0.51%
Subordinated debentures	44,331	2,132	4.81%	44,331	2,150	4.85%	44,331	2,140	4.83%
Other borrowings	365,989	15,956	4.36%	246,058	10,102	4.11%	80,100	1,546	1.93%
Total borrowings	748,537	29,221	3.90%	666,744	23,853	3.58%	470,647	6,360	1.35%
Total funding liabilities	5,133,938	117,104	2.28%	5,148,066	93,983	1.83%	4,942,710	25,094	0.51%
Other liabilities	89,290			92,543			78,845
Shareholders’ equity	511,813			466,717			467,245
Total liabilities & shareholders’ equity	$5,735,041			$5,707,326			$5,488,800
Net interest income (fully-taxable equivalent)		133,089			133,164			148,631
Less: fully-taxable equivalent adjustment		(637)			(901)			(937)
Net interest income		$132,452			$132,263			$147,694
Net interest rate spread (fully-taxable equivalent)			2.34%			2.36%			2.83%
Net interest margin (fully-taxable equivalent)			2.46%			2.46%			2.86%
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

	For the Year Ended December 31, 2024 vs. December 31, 2023			For the Year Ended December 31, 2023 vs. December 31, 2022
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$1,923	$(438)	$1,485	$(145)	$1,482	$1,337
Investments – taxable	(945)	4,578	3,633	(2,321)	3,941	1,620
Investments – nontaxable	(1,421)	55	(1,366)	(371)	158	(213)
Commercial real estate	1,960	7,776	9,736	5,138	12,916	18,054
Commercial	(1,239)	1,731	492	(1,065)	7,234	6,169
Municipal	(34)	143	109	(83)	139	56
Residential real estate	1,025	6,608	7,633	8,145	11,328	19,473
Consumer and home equity	633	690	1,323	502	6,424	6,926
Total interest income	1,902	21,143	23,045	9,800	43,622	53,422
Interest-bearing liabilities:
Interest checking	(3,449)	2,509	(940)	860	24,776	25,636
Savings	(22)	3,903	3,881	(42)	487	445
Money market	1,316	4,864	6,180	80	13,789	13,869
Certificates of deposit	3,234	5,398	8,632	791	10,655	11,446
Brokered deposits	(1,507)	676	(831)	651	6,532	7,183
Customer repurchase agreements	(95)	458	363	(123)	1,867	1,744
Junior subordinated debentures	—	(18)	(18)	—	10	10
Other borrowings	4,929	925	5,854	3,203	5,353	8,556
Total interest expense	4,406	18,715	23,121	5,420	63,469	68,889
Net interest income (fully-taxable equivalent)	$(2,504)	$2,428	$(76)	$4,380	$(19,847)	$(15,467)

Net interest income included the following for the periods indicated:

	Income Statement Location	For the Year Ended December 31,
(In thousands)		2024	2023	2022
Interest income from residential real estate derivatives	Interest income	$5,457	$4,682	$—
Loan fees	Interest income	587	340	261
Net fair value mark accretion from purchase accounting	Interest income and Interest expense	107	145	281
Recoveries on previously charged-off acquired loans	Interest income	488	88	217
Total		$6,639	$5,255	$759

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

(Credit) Provision for Credit Losses

The (credit) provision for credit losses was made up of the following components for the periods indicated:

	For the Year Ended December 31,			Change from 2024 to 2023
	2024	2023	2022	$	%
Provision for loan losses	$53	$1,174	$4,430	$(1,121)	(95)%
Provision (credit) for credit losses on off-balance sheet credit exposures	453	(912)	70	1,365	N.M.
(Credit) provision for credit losses - HTM debt securities	(910)	1,838	—	(2,748)	N.M.
(Credit) provision for credit losses	$(404)	$2,100	$4,500	$(2,504)	(119)%

Provision for loan losses. For the year ended December 31, 2024, a provision for loan losses of $53,000 was recorded and was primarily driven by improvement within our macroeconomic forecast for 2024 and lower loan growth of $17.2 million during 2024, compared to $87.7 million of loan growth for 2023. Asset quality continued be strong through 2024, as highlighted by non-accruals of 0.12% of total loans and net charge-offs of 0.03% of average loans as of and for the year ended December 31, 2024, compared to 0.13% and 0.03%, respectively, as of and for the year ended December 31, 2023. The Company’s asset quality remained strong at December 31, 2024 and 2023. Refer to “—Financial Condition—Asset Quality” for further details.

Provision for credit losses on off-balance credit exposures. At December 31, 2024, the ACL on off-balance sheet credit exposures was $2.8 million, as compared to $2.4 million as of December 31, 2023. The increase was driven by the increase in unfunded credit lines of $37.0 million and the increase in the residential and commercial pipelines of $19.4 million between periods.

Provision for HTM debt securities: In the first quarter of 2023, the Company fully wrote-off a $1.8 million Signature Bank corporate bond due to Signature Bank’s failure. In the first quarter of 2024, the Company sold its Signature Bank corporate bond and recovered proceeds of $910,000.There was no additional provision expense recorded for the years ended December 31, 2024 and 2023, respectively.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from 2024 to 2023
(Dollars in thousands)	2024	2023	2022	$	%
Debit card income	$12,657	$12,613	$13,340	$44	—%
Service charges on deposit accounts	8,444	7,839	7,587	605	8%
Income from fiduciary services	7,270	6,669	6,407	601	9%
Mortgage banking income, net	3,230	2,921	4,221	309	11%
Brokerage and insurance commissions	5,535	4,650	4,147	885	19%
Bank-owned life insurance	2,806	2,349	1,901	457	19%
Net loss on sale of securities	—	(10,310)	(912)	10,310	—
Other income	4,597	4,303	4,011	294	7%
Total non-interest income	$44,539	$31,034	$40,702	$13,505	44%
Non-interest income as a percentage of total revenues(1)	25%	19%	22%
(1)     Revenue is the sum of net interest income and non-interest income.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers, and the annual incentive bonus received from our network provider.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including overdraft, normal fees for servicing deposit accounts, and cash management fees for business customers. The increase in 2024 compared to 2023 was primarily driven by: (1) an increase in cash management fees of $399,000 as commercial deposit customers opted to pay services fees and waive any service fee credit as short-term interest rates increased, and (2) overdraft fee income increased $255,000 to $5.7 million for the year ended 2024.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. Assets under management increased 10% during 2024 to $1.2 billion as of December 31, 2024.

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

The increase in mortgage banking income, net for the year ended 2024 compared to 2023, was driven by the increase in net gains recognized on residential mortgage loan sales. In 2024, we sold 56% of our residential mortgage production, compared to 48% in 2023.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. Assets under administration grew 15% during 2024 to $913.3 million as of December 31, 2024.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies.

Net loss on sale of securities represents the realized (loss) gain upon sale of our debt investments. In 2023, we executed investment sales that resulted in pre-tax losses of $10.3 million. The trades were completed to reposition a portion of our balance sheet. We reinvested $126.8 million of cash proceeds from the investment sales and expect these trades will optimize our balance sheet and improve future earnings and profitability. We did not execute on any similar investment trades during 2024. Refer to “—Financial Condition—Investments,” and Note 3 of the consolidated financial statements for further discussion.

Other Income includes third party merchant and credit card commissions, customer loan swap fees and other miscellaneous fees and net gains on equity securities.

Non-Interest Expense
The following table sets forth information regarding non-interest expense for the periods indicated:

	For the Year Ended December 31,			Change from 2024 to 2023
(Dollars in thousands)	2024	2023	2022	$	%
Salaries and employee benefits	$64,073	$60,009	$62,019	$4,064	7%
Furniture, equipment and data processing	14,364	13,377	13,043	987	7%
Net occupancy costs	7,912	7,674	7,578	238	3%
Debit card expense	5,287	5,126	4,602	161	3%
Consulting and professional fees	3,583	4,520	4,073	(937)	(21)%
Regulatory assessments	3,258	3,413	2,338	(155)	(5)%
Merger and acquisition costs	1,159	—	—	1,159	—%
Amortization of core deposit intangible assets	556	592	625	(36)	(6)%
OREO and collection costs (recoveries), net	201	42	29	159	379%
Other expenses	11,543	12,608	12,542	(1,065)	(8)%
Total non-interest expense	$111,936	$107,361	$106,849	$4,575	4%
Ratio of non-interest expense to total revenues	63.24%	65.75%	56.72%
Efficiency ratio (non-GAAP)	62.36%	61.52%	56.16%

Salaries and employee benefits includes employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and other certain employee-related costs, net of direct employee-related costs incurred for loan originations. The increase for the year ended December 31, 2024 compared to 2023 was primarily driven by an increase in performance-based incentives of $3.5 million between periods. The operating environment in 2023 included the Federal Reserve increasing the Federal Funds Interest Rate by 1.00% to a target range of 5.25% to 5.50% at December 31, 2023, as well as the well-publicized failure of three banks in the U.S., one of which resulted in the Company writing-off a $1.8 million Signature Bank bond during 2023 (refer to Note 3 of the consolidated financial statement for further details). In comparison, the Federal Reserve lowered the Federal Funds Interest rate by 1.00% during the second half of 2024 to a target range of 4.25% to 4.50% at December 31, 2024.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase for the year ended December 31, 2024 compared to 2023 was driven by the Company’s continued investments in customer-facing technology platforms, which during 2024 included investment in an enhanced wealth management platform and continued investments in our online banking platform and mobile app, internal systems and production platforms to drive increased productivity and efficiencies, and updates to various information security and resiliency-related systems and enhancements.

Net occupancy costs include building and property costs associated with the operation of our branches, loan production offices and service centers, including, but not limited to, rent, depreciation, maintenance and related taxes, net of rental income earned from the lease of office space.

Consulting and professional fees include third party consulting services and other professional fees, such as audit and tax services, legal services, and Company and Bank director fees. During 2023, we incurred legal, consulting and director fees associated with the succession and transition of the Company and Bank’s President and CEO, which was the driver of elevated consulting and professional costs for 2023 in comparison to 2024.

Debit card expense is the cost incurred for the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. The increase for the year ended December 31, 2024 compared to 2023 was driven by rising vendor costs, including fraud detection and prevention costs. Many of the costs associated with debit card expense are fixed per unit regardless of the activity that generates income, and, thus, an increase or decrease in debit card income may not necessarily directly correlate with the change in debit card expense year-over-year.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. Regulatory assessment fees are based on a number of factors, including but not limited to, asset growth, regulator risk assessment and positive or negative trends specific to the financial institution.

Merger and acquisition costs are the acquisition costs, including legal, investment banker, consulting and other related costs, incurred through December 31, 2024 associated with our acquisition of Northway Financial on January 2, 2025. Of the merger and acquisition costs incurred through December 31, 2024, all but $56,000 of the costs were estimated to be non-deductible for federal income tax purposes. We anticipate incurring additional merger-related costs during 2025, with the majority of costs expected to be incurred during the first half of 2025.

The following table summarizes Merger-related costs incurred through December 31, 2024:

(Dollars in thousands)	Merger and Acquisition Costs
Legal fees	$695
Consulting	190
Investment banker	156
Travel	54
Other	64
Total	$1,159

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts for the Company's loans. Should asset quality metrics deteriorate in 2025, the costs associated with OREO, collection and foreclosure efforts likely would increase.

Amortization of core deposit intangible assets represents the amortization expense on core deposit intangible assets. Refer to “—Financial Condition—Goodwill and Core Deposit Intangible Assets,” and Note 4 of the consolidated financial statements for further details. We anticipate the creation of additional core deposit intangible assets associated with the acquisition of Northway Financial on January 2, 2025. These core deposit intangible assets are definite-lived intangible assets and will be amortized over their estimated useful life.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses; hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs; and other expenses. The decrease for the year ended December 31, 2024, compared to the same period in 2023, was driven by external recruiting costs associated with the CEO succession and transition that was effective on January 1, 2024.

Income Tax Expense

Income tax expense for the years ended December 31, 2024 and 2023 was $12.5 million and $10.5 million, respectively, and resulted in an effective income tax rate of 19.0% for 2024 and 19.4% for 2023, respectively. The Company's effective income tax rate for the year ended December 31, 2024 of 19.0% was lower than our marginal tax rate of 22.8%, which includes our 21.0% federal income tax rate and a 1.8% blended state income tax rate, net of federal tax benefit. The decrease in the effective tax rate for the year ended December 31, 2024 compared to 2023, was primarily due to an increase in tax credit investments, partially offset by nondeductible merger and acquisition costs and an increase in income before income tax expense of $11.6 million, or 21.6%, compared to 2023,

The Company's deferred tax assets were $40.0 million and $42.2 million at December 31, 2024 and 2023, respectively. The decrease in deferred tax assets during 2024 was primarily driven by the decrease in unrealized losses on the AFS investments portfolio, including the remaining losses from the investments transferred from AFS to HTM in June 2022. While not anticipated as of December 31, 2024, should the Company realize a loss on these investments, the loss would be characterized as an ordinary loss for income tax purposes and not as a capital loss, and thus would not carry restrictions on use of any such loss. We continuously monitor and assess the need for a valuation allowance on our deferred tax assets, and we determined that no valuation allowance was necessary as of December 31, 2024 or December 31, 2023.

Refer to “—Financial Condition—Investments,” and Note 2 of the consolidated financial statements for further discussion of investments.

Refer to Note 19 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2023 Operating Results as Compared to 2022 Operating Results

Results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2023 annual report on Form 10-K filed with the SEC on March 8, 2024.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents at December 31, 2024 were $215.0 million, compared to $99.8 million at December 31, 2023. The elevated cash balances at December 31, 2024 were temporary due to anticipated cash usage in the first quarter of 2025 associated with normal seasonal deposit outflows, an expected deposit outflow of $61.8 million by one large deposit customer that temporarily deposited funds with the Bank in fourth quarter of 2024, and the payoff of $45.0 million of Northway’s FHLBB advances to optimize our balance sheet upon the Company’s completion of the acquisition of Northway on January 2, 2025.

Included within the Company’s cash and cash equivalents balances at December 31, 2024 and 2023, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position at each reporting date totaling $13.2 million and $15.4 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 12 and 13 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At December 31, 2024 and 2023, the Company’s investment portfolio generally consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual fund investments are carried at fair value. At December 31, 2024 and 2023, total investments were 20% and 21%, respectively, of total assets.

In 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At December 31, 2024, the net unrealized losses on the transferred securities reported within AOCI were $41.8 million, net of a deferred tax asset of $11.4 million, and the weighted-average life on these securities was 7.9 years. At December 31, 2023, the net unrealized losses on the transferred securities reported within AOCI were $46.9 million, net of a deferred tax asset of $12.8 million and the weighted-average of these securities was 8.5 years.

At December 31, 2024 and 2023, the Company's investments portfolio totaled $1.1 billion and $1.2 billion, respectively, representing a decrease of $51.5 million, or 4%, for the year ended December 31, 2024. Given the interest rate environment, our primary strategy throughout 2024 was to redeploy normal investment cash flows from pay downs, calls and maturities to fund loan growth and optimize funding costs. The primary components for the net change in total investments for the year ended 2024 were:
•Pay downs, calls and maturities of $122.2 million;
•Purchases of $60.4 million of debt securities during 2024;
•Net amortization and accretion of $4.7 million; and
•The change in the fair value of the Company’s AFS debt securities of $4.7 million.

Our AFS debt securities portfolio, which comprised 52% and 53% of our investment portfolio at December 31, 2024 and 2023, respectively, was carried at fair value using level 2 valuation techniques. Refer to Notes 1 and 21 of the consolidated financial statements for further details on the Company's fair value techniques.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and corporate and municipal bonds that are highly rated by nationally recognized rating agencies. At December 31, 2024 and 2023, the book value of U.S. government and government-sponsored agencies represented approximately 91% of the AFS and HTM debt securities portfolio. The book value of corporate and municipal bonds carrying a credit rating of “AA” or higher at December 31, 2024 and 2023 and was 5% and 4% of the AFS and HTM debt securities, respectively.

Our other investments on the consolidated statements of condition consist of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of

December 31, 2024 and 2023, our investment in FHLBB stock totaled $17.1 million and $10.0 million, respectively, and our investment in FRB stock was $5.4 million at each date.

Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using level 1 valuation techniques.

The following table sets forth the carrying value of the Company’s investments portfolio along with the percentage distribution as of the dates indicated:

	December 31,
	2024		2023
(Dollars in thousands)	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
Trading Securities (carried at fair value):
Mutual funds	$5,243	—%	$4,647	—%
Total trading securities	5,243	—%	4,647	—%
AFS Debt Investments (carried at fair value):
Obligations of states and political subdivisions	5,289	—%	6,386	—%
MBS issued or guaranteed by U.S. government-sponsored enterprises	424,956	37%	460,091	39%
CMO issued or guaranteed by U.S. government-sponsored enterprises	147,479	13%	141,011	12%
Subordinated corporate bonds	16,025	1%	18,320	2%
Total AFS debt investments	593,749	51%	625,808	53%
HTM Debt Investments (carried at amortized cost):
Obligations of U.S. government-sponsored enterprises	7,729	1%	7,593	1%
Obligations of states and political subdivisions	56,047	5%	56,262	5%
MBS issued or guaranteed by U.S. government-sponsored enterprises	292,170	26%	304,850	26%
CMO issued or guaranteed by U.S. government-sponsored enterprises	142,467	13%	157,118	13%
Subordinated corporate bonds	19,365	2%	19,108	1%
Total HTM debt investments	517,778	47%	544,931	46%
Other Investments (carried at cost):
FHLBB stock	17,140	2%	10,020	1%
FRB stock	5,374	—%	5,374	—%
Total other investments	22,514	2%	15,394	1%
Total	$1,139,284	100%	$1,190,780	100%

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and credit ratings. The overall mix of debt securities at December 31, 2024 compared to December 31, 2023 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2024 was 5.2 years, compared to 5.7 years at December 31, 2023. The weighted average life of our debt securities portfolio at December 31, 2024 was 7.0 years, compared to 7.8 years at December 31, 2023.

The Company’s AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required in accordance with ASU 2016-13. As of and for the years ended December 31, 2024, 2023 and 2022, we did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position. Refer to Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for AFS investments as of December 31, 2024 and 2023.

We assess our HTM debt securities each reporting period to determine if an allowance should be recorded or if a write-down is required. In the first quarter of 2023, we wrote-off a $1.8 million corporate bond issued by Signature Bank due to Signature Bank's failure through provision expense on the consolidated statements of income. This corporate bond was designated as HTM and previously carried no ACL. In January 2024, we sold the Signature Bank security and recovered $910,000. We completed a review of our HTM investment portfolio as of December 31, 2024 and 2023, and concluded that no ACL was warranted on any bonds at this time. Refer to Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 2 of the consolidated financial statements for additional details of our assessment of the allowance for HTM investments as of December 31, 2024 and 2023.

The fair value and book value of the Company's corporate bonds and municipal securities as of December 31, 2024 and 2023 was as follows:

	December 31, 2024				December 31, 2023
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized Gain (Loss)	# of Securities	Fair Value	Book Value	Net Unrealized Loss
Municipal bonds	54	$59,560	$61,469	$(1,909)	55	$63,159	$62,691	$468
Corporate bonds	18	35,436	37,048	(1,612)	20	37,714	40,790	(3,076)
Total	72	$94,996	$98,517	$(3,521)	75	$100,873	$103,481	$(2,608)

At December 31, 2024 and 2023, municipal bonds were 5% of the book value of the total bond portfolio. At December 31, 2024 and 2023, all municipal bonds carried an investment-grade credit rating.

At December 31, 2024 and 2023, corporate bonds were 3% of the book value of the total bond portfolio. At December 31, 2024 and 2023, corporate bonds with a book value of $25.9 million and $31.2 million, or 70% and 77% of the corporate bond portfolio, carried an investment-grade credit rating. The remaining $11.2 million and $9.6 million of book value, or 30% and 23% of the corporate bond portfolio, were non-rated corporate bonds of community banks within our markets. As of December 31, 2024, the corporate bond portfolio was made up of 18 different companies, which included 16 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 35% of our exposure as of December 31, 2024, being to global systemically important banks, or "G-SIBs." A limited number of our rated corporate bonds were downgraded in 2023 as a result of stress in the banking system, although all remain investment-grade as of December 31, 2024. We continue to monitor and analyze the performance of our corporate bond portfolio.

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity and the carrying value of other investments, for the periods indicated. Actual maturities of debt investments may differ from contractual maturities because borrowers may have the right to call or prepay.

					December 31,
					2024	2023
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Amortized Cost	Amortized Cost
Debt investments:
Obligations of U.S. government-sponsored enterprises	$—	$—	$7,729	$—	$7,729	$7,593
Obligations of states and political subdivisions	116	2,929	17,426	40,999	61,470	62,691
MBS issued or guaranteed by U.S. government-sponsored enterprises	—	56,056	100,705	629,175	785,936	830,289
CMO issued or guaranteed by U.S. government-sponsored enterprises	—	23,758	31,150	243,690	298,598	306,505
Subordinated corporate bonds	—	13,011	24,037	—	37,048	40,790
Total debt investments	$116	$95,754	$181,047	$913,864	$1,190,781	$1,247,868
Weighted-average yield on debt securities(1)	3.72%	3.40%	3.95%	2.80%	3.03%	2.98%
Other investments(2):
Mutual funds (fair value)					$5,243	$4,647
FHLBB stock (cost)					17,140	10,020
FRB stock (cost)					5,374	5,374
Total other investments					$27,757	$20,041
(1)    Weighted average is calculated by dividing the book value by the book value times tax yield.
(2)    There is no scheduled maturity date.

Loans

The following table sets forth the composition of our loan portfolio at the dates indicated, as well as the change during 2024:

	December 31,
	2024		2023		Change
(Dollars in thousands)	$	% of Total Loan Portfolio	$	% of Total Loan Portfolio	$	%
Commercial real estate - non-owner-occupied	$1,387,252	34%	$1,370,446	33%	$16,806	1%
Commercial real estate - owner-occupied	324,712	8%	301,860	7%	22,852	8%
Commercial	382,785	9%	403,901	10%	(21,116)	(5)%
Residential real estate	1,752,249	43%	1,763,378	43%	(11,129)	(1)%
Consumer and home equity	268,261	6%	258,509	7%	9,752	4%
Total loans	$4,115,259	100%	$4,098,094	100%	$17,165	—%
Loan portfolio mix:
Commercial	$2,094,749	51%	$2,076,207	51%	$18,542	1%
Retail	$2,020,510	49%	$2,021,887	49%	$(1,377)	—%

Refer to Note 3 of the consolidated financial statements for additional details on our loan segmentation and risks as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, 36% and 35% of the consumer loan portfolio was unsecured, respectively. At December 31, 2024 and 2023, 55% and 53% of the home equity portfolio was secured by a junior lien position, respectively.

Portfolio Concentrations

The Company provides loans primarily to customers located within our geographic market area. As of December 31, 2024 and 2023, our primary markets continued to be in Maine, making up 68% of our loan portfolio. Massachusetts and New Hampshire were our second and third largest markets, making up 16% and 11%, respectively, of our total loan portfolio as of December 31, 2024, compared to 16% and 10%, respectively, as of December 31, 2023. As of December 31, 2024, our distribution channels included 56 branches within Maine, two locations in New Hampshire, including a branch in Portsmouth and a commercial loan production office in Manchester, and an online residential mortgage and small business digital loan platform. On January 2, 2025, we completed our acquisition of Northway, which included Northway Bank and its 17 branches across New Hampshire. Northway Bank’s primary lending area is within New Hampshire.

At December 31, 2024, the lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) and the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) concentrations were 32% and 31%, respectively, of our total commercial real estate portfolio and both were 13% of total loans. At December 31, 2023, the non-residential building operators’ industry and lessors of residential building industry concentrations were 33% and 28%, respectively, of total commercial real estate portfolio and 13% and 11% of total loans. At December 31, 2024, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the industry concentrations of the commercial loan portfolio at the dates indicated:

	December 31,
	2024		2023		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,056,180	50%	$1,057,148	51%	$(968)	—%
Lodging	220,943	11%	229,017	11%	(8,074)	(4)%
Retail trade	141,157	7%	116,623	6%	24,534	21%
Health care	104,865	5%	95,801	5%	9,064	9%
Construction	74,075	4%	73,936	4%	139	—%
Wholesale trade	66,086	3%	67,512	3%	(1,426)	(2)%
Finance and insurance	62,005	3%	66,038	3%	(4,033)	(6)%
Manufacturing	60,671	3%	74,089	4%	(13,418)	(18)%
Other (each < 3%)	308,767	14%	296,043	13%	12,724	4%
Total	$2,094,749	100%	$2,076,207	100%	$18,542	1%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,387,252	66%	$1,370,446	66%	16,806	1%
Commercial real estate - owner-occupied	324,712	16%	301,860	15%	22,852	8%
Commercial	382,785	18%	403,901	19%	(21,116)	(5)%
Total	$2,094,749	100%	$2,076,207	100%	$18,542	1%

(1)     The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	December 31,
	2024			2023			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$325,050	31%	8%	$308,882	29%	8%	$16,168	5%
Industrial	169,763	16%	4%	164,021	16%	4%	5,742	4%
Office(b)	166,189	16%	4%	169,904	16%	4%	(3,715)	(2)%
Retail	157,483	15%	4%	167,865	16%	4%	(10,382)	(6)%
Multi-family (1-4 units)(c)	122,474	12%	3%	118,465	11%	3%	4,009	3%
Other(d)	115,221	10%	3%	128,011	12%	3%	(12,790)	(10)%
Total	$1,056,180	100%	26%	$1,057,148	100%	26%	$(968)	—%
(a) Multi-family (5+ units) loans are primarily located in non-urban locations, including 68% in Maine, 23% in New Hampshire, and 7% in Massachusetts at December 31, 2024.
(b) Office loans are nearly all located in non-urban locations, including 52% in Maine, 26% in New Hampshire, and 23% in Massachusetts at December 31, 2024.
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

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amount of our non-performing loans as of the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Commercial real estate - non-owner-occupied	$129	$262
Commercial real estate - owner-occupied	430	124
Commercial	1,927	1,725
Residential real estate	1,891	2,539
Consumer and home equity	452	798
Total non-accrual loans	4,829	5,448
Accruing loans past due 90 days	—	—
Total non-performing loans	4,829	5,448
Other real estate owned	—	—
Total non-performing assets	$4,829	$5,448
Total loans, excluding loans held for sale	$4,115,259	$4,098,094
Total assets	$5,805,138	$5,714,506
ACL on loans	$35,728	$36,935
ACL on loans to non-accrual loans	739.86%	677.96%
Non-accrual loans to total loans	0.12%	0.13%
Non-performing loans to total loans	0.12%	0.13%
Non-performing assets to total assets	0.08%	0.10%

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

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms (i.e., “foregone interest income”) for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Foregone interest income	$190	$131	$145

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to the financial condition of the borrowers or changes in collateral values, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2024, potential problem loans totaled $96,000.

Past Due Loans.  Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023
Loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$59	$84
Commercial real estate - owner-occupied	630	656
Commercial	393	2,007
Residential real estate	558	1,290
Consumer and home equity	621	922
Total loans 30-89 days past due	$2,261	$4,959
Total loans	$4,115,259	$4,098,094
Loans 30-89 days past due to total loans	0.05%	0.12%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
ACL on loans, beginning of period	$36,935	$36,922	$33,256
Provision (credit) for loan losses	53	1,174	4,430
Net charge-offs (recoveries)(1):
Commercial real estate	(10)	39	(5)
Commercial	1,329	1,089	663
Residential real estate	(26)	(26)	66
Consumer and home equity	(33)	59	40
Total net charge-offs	1,260	1,161	764
ACL on loans, end of the period	$35,728	$36,935	$36,922
Components of ACL:
ACL on loans	$35,728	$36,935	$36,922
ACL on off-balance sheet credit exposures	2,805	2,353	3,265
ACL, end of period	$38,533	$39,288	$40,187
Total loans, excluding loans held for sale	$4,115,259	$4,098,094	$4,010,353
Average loans	$4,129,171	$4,076,681	$3,710,415
Net charge-offs to average loans	0.03%	0.03%	0.02%
Provision (credit) for loan losses to average loans	—%	0.03%	0.12%
ACL on loans to total loans	0.87%	0.90%	0.92%
(1)    Additional information related to (credit) provision for loan losses and net (charge-offs) recoveries is presented in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	Total Charge-offs		Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2024:
Commercial real estate	$—		$10	$(10)	$1,699,655	—%
Commercial	1,784		455	1,329	394,116	0.34%
Residential real estate	—	44	26	(26)	1,773,149	—%
Consumer and home equity	99		132	(33)	262,251	(0.01)%
Total	$1,883		$623	$1,260	$4,129,171	0.03%
2023:
Commercial real estate	$58		$19	$39	$1,659,078	—%
Commercial	1,560		471	1,089	415,650	0.26%
Residential real estate	18	44	44	(26)	1,748,076	—%
Consumer and home equity	91		32	59	253,877	0.02%
Total	$1,727		$566	$1,161	$4,076,681	0.03%
2022:
Commercial real estate	$—		$5	$(5)	$1,532,225	—%
Commercial	1,042		379	663	422,304	0.16%
Residential real estate	66		—	66	1,511,985	—%
Consumer and home equity	134		94	40	243,901	0.02%
Total	$1,242		$478	$764	$3,710,415	0.02%

The following table sets forth information concerning the allocation of the ACL on loans by loan categories at the dates indicated:

	December 31,
	2024		2023
(Dollars in thousands)	ACL on Loans	Percent of Loans in Each Category to Total Loans	ACL on Loans	Percent of Loans in Each Category to Total Loans
Commercial real estate - non-owner-occupied	$14,897	34%	$16,581	33%
Commercial real estate - owner-occupied	2,481	8%	2,290	7%
Commercial	5,856	9%	4,869	10%
Residential real estate	9,979	43%	10,254	43%
Consumer and home equity	2,515	6%	2,941	7%
Total	$35,728	100%	$36,935	100%

Refer to “—Critical Accounting Estimates” and Note 1 of the consolidated financial statements for further details of our CECL model macroeconomic factors (i.e. loss drivers), and refer to Note 3 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ACL, as well as factors driving the change in the ACL on loans at December 31, 2024 compared to December 31, 2023.

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

At December 31, 2024 and 2023, goodwill totaled $94.7 million. Through our annual impairment analysis performed as of November 30, 2024 and 2023, we determined goodwill was not impaired. Refer to “—Critical Accounting Estimates” and Note 4 of the consolidated financial statements for further details of the testing performed.

At December 31, 2024 and 2023, core deposit intangible assets totaled $415,000 and $971,000, respectively, and related amortization was $556,000, $592,000, and $625,000 for the years ended 2024, 2023 and 2022, respectively. There were no indications of potential risk of impairment of core deposit intangible assets for any of the aforementioned years.

On January 2, 2025, the Company completed its previously announced acquisition of Northway and has not yet completed the purchase accounting due to the timing of the Merger, and it continues to evaluate the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available. Refer to Note 23 of the consolidated financial statements.

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $104.3 million and $101.5 million at December 31, 2024 and 2023, respectively. The increase year-over-year reflects the increase in the cash surrender value. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. At December 31, 2024, we had one stable value account (that is subject to a wrapper) and that totals 9% of the BOLI portfolio, while the remaining amounts of the BOLI portfolio are in general accounts. To mitigate risk, annual financial condition reviews are completed on all carriers and we impose internal policy limits so that no one carrier exceed 10% of Tier 1 capital plus the allowable ACL (as defined for regulatory purposes). BOLI is invested in the “general account” of quality insurance companies or in separate account products, 94% of our balances are with insurance carriers that had an A.M. Best rating of “A” or better at December 31, 2024.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our markets. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System (“CDARS”). The table below details the Company’s deposits, and change between periods, as of each date indicated:

	December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Non-interest checking	$925,571	$967,750	$(42,179)	(4)%
Interest checking	1,483,589	1,553,787	(70,198)	(5)%
Savings	751,159	608,319	142,840	23%
Money market(1)	760,430	756,082	4,348	1%
Core deposits (non-GAAP)	3,920,749	3,885,938	34,811	1%
Certificates of deposit	532,424	609,503	(77,079)	(13)%
Brokered deposits(2)	179,994	101,919	78,075	77%
Total deposits	$4,633,167	$4,597,360	$35,807	1%
(1)    Includes $89.1 million and $61.5 million of deposits from Camden National Wealth Management as of December 31, 2024 and 2023, respectively, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.
(2)    At December 31, 2024 and 2023, brokered deposits consisted of $105.2 million and $70.9 million, respectively, of brokered money market balances and $74.8 million and $31.0 million, respectively, of brokered certificates of deposit (“CD”) balances.

The deposit landscape was highly competitive across our markets throughout 2024 as depositors looked to deploy excess liquidity into higher yielding, interest-bearing deposit accounts prior to short-term interest rate cuts by the Federal Reserve. We continue to manage our deposits closely with a focus on maintaining and enhancing existing depositor relationships and developing new ones, while balancing the Company's overall funding cost and liquidity position.

The sharp increase in short-term interest rates during 2022 and 2023 resulted in our customers, and more broadly across the banking industry, moving excess deposits from lower interest-earning accounts, including checking and savings accounts, to higher yielding accounts, including money market and CD. Throughout 2023 and 2024, our CD product offerings remained relatively short in term to provide the opportunity for CDs to reprice faster and manage our interest rate risk position to falling interest rates. The weighted-average life to maturity of our CD portfolio at December 31, 2024 was 6 months.

Other factors impacting deposits during 2024 included:
•The introduction of a high-yield savings product during the first half of 2024 in an effort to raise cost effective deposits, drive new customer acquisition and provide an alternative higher-yielding deposit product for customers looking for greater liquidity than CDs while enabling us to be better positioned for expected lower short-term interest rates. Through this new product, we drove savings deposit growth of 23%in 2024.
•Given the strength of our overall liquidity position, we took certain actions that included pricing down certain non-relationship, higher cost municipal and institutional deposits with a goal of improving our net interest margin that resulted in approximately $150.0 million of deposit outflows during 2024. Adjusting for these intentional deposit outflows, deposits during 2024 grew 4%.

We will supplement the Company’s funding using brokered deposits to manage overall funding costs, liquidity and our interest rate risk position. The Company’s brokered CDs of $74.8 million matured in February 2025.

At December 31, 2024, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.1 billion, or 23% of total deposits, for both December 31, 2024 and 2023, respectively.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and that were not secured by pledged assets or any other guarantee of the Company, totaled $760.8 million, or 16%, of total deposits as of December 31, 2024, and $669.5million, or 15%, of total deposits as of December 31, 2023.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $109.2 million, or 21% of CD balances, as of December 31, 2024, and $167.2 million, or 27% of CD balances, as of December 31, 2023. The total uninsured portion of these CDs was $40.2million, or 8% and $93.7 million or 15% as of December 31, 2024 and 2023, respectively.

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances, customer and wholesale repurchase agreements, the Bank Term Funding Program (“BTFP”) (under which the Federal Reserve no longer allowed for additional borrowings from financial institutions as of March 11, 2024), and junior subordinated debentures. We proactively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. As part of our liquidity management, we use internal designations of “short-term” and “long-term” borrowings, and manage our borrowings within each designation:
•Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances with maturity within one year of origination, the BTFP, and customer repurchase agreements; and
•Long-term borrowings may include, but are not limited to, FHLBB advances with maturity greater than one year, wholesale repurchase agreements, and junior subordinated debentures.

At December 31, 2024, short-term borrowings were $500.6 million, representing an increase of $15.0 million, or 3%, since December 31, 2023. In 2024, we prepaid BTFP borrowings of $135.0 million held at December 31, 2023, and replaced the debt with $150.0 million of FHLBB advances to extend and diversify the term of our borrowings. To reduce borrowing costs, we entered into two tranches of interest swaps on these FHLBB advances.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2024	2023	2022
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$—	$24,950	$18,725
Average daily balance outstanding	9,313	141,318	52,908
Maximum balance outstanding at any month end	81,000	189,400	102,225
Weighted average interest rate for the year	5.65%	4.82%	2.43%
Weighted average interest rate at end of year	—%	5.56%	4.38%
FHLBB advances (less than one year):
Balance outstanding at end of year	$325,000	$125,000	$50,000
Average daily balance outstanding	233,060	104,740	27,192
Maximum balance outstanding at any month end	325,000	140,000	50,000
Weighted average interest rate for the year	4.09%	3.14%	2.94%
Weighted average interest rate at end of year	4.62%	5.53%	4.93%
BTFP:
Balance outstanding at end of year	$—	$135,000	$—
Average daily balance outstanding	123,617	89,510	—
Maximum balance outstanding at any month end	225,000	135,000	—
Weighted average interest rate for the year	4.77%	4.70%	—%
Weighted average interest rate at end of year	—%	4.70%	—%
Customer repurchase agreements:
Balance outstanding at end of year	$175,621	$200,657	$196,451
Average daily balance outstanding	185,299	191,646	215,761
Maximum balance outstanding at any month end	204,456	210,140	268,876
Weighted average interest rate for the year	1.73%	1.49%	0.51%
Weighted average interest rate at end of year	1.64%	1.56%	1.00%

Junior Subordinated Debentures. In connection with the formation of CCTA and UBCT, and the issuance and sale of trust preferred securities to the public, we received and had outstanding at December 31, 2024 and 2023, junior subordinated debentures totaling $44.3 million.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion for both December 31, 2024 and 2023, respectively. The carrying value of securities pledged as collateral at the FHLBB was $4.0 million and $4.3 million at December 31, 2024 and 2023, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2024 was $531.2 million, which was an increase of $36.2 million, or 7%, since December 31, 2023. The increase was primarily driven by: (1) an increase in retained earnings of $28.4 million driven by net income of $53.0 million, partially offset by dividends declared of $24.5 million for the year ended December 31, 2024; and (2) an increase in AOCI of $6.9 million driven by an increase in the fair value of the Company's debt securities and interest rate swaps, net of tax.

At each of December 31, 2024 and 2023, the Company and the Bank exceeded all regulatory capital requirements, and the Bank met the capital ratios necessary to be considered “well capitalized” under the prompt corrective action framework. There were no changes to the Company’s or the Bank's capital ratios that occurred subsequent to December 31, 2024 that would change the Company or Bank's regulatory capital categorization.

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2023. This program replaced the 2023 program and matured on January 4, 2025. We currently do not have an active share repurchase program in place.

For the year ended December 31, 2024, the Company repurchased 50,000 shares of its common stock at a weighted-average price of $32.19 per share.

Refer to “—Capital Resources” and Note 14 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the periods indicated:

	As of and For the Year Ended December 31,
	2024	2023	2022
Financial Ratios
Average equity to average assets	8.92%	8.18%	8.51%
Common equity ratio	9.15%	8.66%	7.96%
Tangible common equity ratio (non-GAAP)	7.64%	7.11%	6.37%
Dividend payout ratio	46.28%	56.38%	38.76%
Per Share Data
Book value per share	$36.44	$33.99	$30.98
Tangible book value per share (non-GAAP)	$29.91	$27.42	$24.37
Dividends declared per share	$1.68	$1.68	$1.62

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2024 and 2023, the Company's liquidity level exceeded its target. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

As of December 31, 2024, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash	$148,790
Unpledged investment securities	579,140
Over collateralized securities pledging position	43,482
FHLBB	701,124
FRB Discount Window	35,012
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,602,420

Deposits. Deposits continue to represent our primary source of funds. As of December 31, 2024, total deposits were $4.6 billion, an increase of 1% over December 31, 2023. Refer to “—Financial Condition—Deposits” for additional discussion on the Company’s deposit mix and changes in deposit balances during 2024.

The following is a summary of the scheduled maturities of CDs as of December 31, 2024:

(In thousands)	CDs
1 year or less	$494,737
> 1 year	37,687
Total	$532,424
At December 31, 2024, the Company’s brokered deposits totaled $180.0 million and was comprised of $74.8 million of brokered CDs and $105.2 million of brokered money market accounts. The Company’s brokered CDs of $74.8 million at December 31, 2024, matured in February 2025. The Company has established an internal policy limiting brokered deposits to 20% of the Bank’s assets and had $979.9 million of brokered deposit capacity as of December 31, 2024. Our internal brokered deposit limit falls within the Bank’s total borrowed funds limit that cannot exceed 50% of the Bank’s assets.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are with the FHLBB, federal funds and customer repurchase agreements, but may also include alternative sources such as various forms of subordinated debentures. At December 31, 2024, total borrowings were $545.0 million.

Our practice is to secure borrowings from the FHLBB with qualified commercial and residential real estate loans, home equity loans and certain investment securities. At December 31, 2024, our total borrowing capacity with FHLBB was $711.0 million.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we also have available lines of credit with the FHLBB of $9.9 million, with correspondent banks of $85.0 million, and with the FRB Discount Window of $35.0 million as of December 31, 2024. We also believe that we have additional untapped access to the brokered deposit market and wholesale reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of December 31, 2024:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$325,000	$175,621	$—	$500,621
> 1 year	—	—	44,331	44,331
Total	$325,000	$175,621	$44,331	$544,952

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of December 31, 2024, qualifying loans with a book value of $1.9 billion were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	December 31, 2024
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$48,393	$299,465	$444,263	$2,708	$794,829	20%
Commercial	3,838	98,633	61,832	359	164,662	4%
Residential real estate	180	10,234	137,183	1,207,155	1,354,752	33%
Consumer and home equity	1,231	10,421	18,947	186,209	216,808	5%
Total fixed rate	53,642	418,753	662,225	1,396,431	2,531,051	62%
Variable Rate:
Commercial real estate(2)	21,514	318,337	335,964	241,320	917,135	22%
Commercial	51,832	100,560	57,654	8,077	218,123	5%
Residential real estate	11	975	33,782	362,729	397,497	10%
Consumer and home equity	132	2,307	13,450	35,564	51,453	1%
Total variable rate	73,489	422,179	440,850	647,690	1,584,208	38%
Total loans	$127,131	$840,932	$1,103,075	$2,044,121	$4,115,259	100%
(1)    Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
(2)    Commercial real estate loans includes non-owner-occupied and owner-occupied properties.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we also manage our liquidity position through timely sales of residential mortgage loans to the secondary market. For the year ended December 31, 2024, we sold 56%, or $221.9 million, of our residential mortgage loan originations to the secondary market.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The rise in interest rates during 2022 and 2023 resulted in slowing cash flows. As of December 31, 2024 and 2023, the Company's MBS and CMO debt securities portfolio totaled 91% of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. As of December 31, 2024 and 2023, $334.8 million and $337.6 million of the MBS and CMO debt securities portfolio, or 56% and 54%, respectively, were designated as AFS and not pledged as collateral. As of December 31, 2024 and 2023, $305.7 million and $200.4 million, or 59% and 37%, respectively, were designated as HTM and not pledged as collateral.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of December 31, 2024:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$124,877
> 1 year	986,650
Total	$1,111,527
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the year ended December 31, 2024, the Company reported $53.0 million of net income, paid cash dividends of $24.6 million to shareholders and repurchased shares of its common stock for $1.6 million.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may differ materially from that estimated and disclosed within the table below. At December 31, 2024, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
(In thousands)		1 Year or Less	> 1 Year
Operating leases	$11,050	$1,180	$9,870
Finance leases	9,336	477	8,859
Other contractual obligations	5,305	5,305	—
Total	$25,691	$6,962	$18,729

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $531.2 million and $495.1 million at December 31, 2024 and December 31, 2023, respectively, which amounted to 9% of total assets at each date. Refer to “—Financial Condition—Shareholders' Equity” for discussion regarding changes in shareholders' equity since December 31, 2023.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $24.5 million, or $1.68 per share, $24.5 million, or $1.68 per share, and $23.7 million, or $1.62 per share, for the years ended December 31, 2024, 2023 and 2022, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2024, 2023, and 2022, the Bank declared dividends payable to the Company in the amount of $30.1 million, $22.5 million, and $31.7 million, respectively. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's retained net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 14 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2024 and 2023, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as “well capitalized” under prompt corrective action provisions.

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

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. As of December 31, 2024, client assets under management by Camden National Wealth Management were $1.2 billion. It is estimated that a 1% increase or decrease in client assets under management would result in a de minimis impact to our consolidated financial results.

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

As of December 31, 2024, 2023 and 2022, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth or change in composition, and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2024	2023	2022
Year 1
+200 basis points	(1.6)%	(0.6)%	(3.9)%
-200 basis points	3.0%	—%	3.1%
Year 2
+200 basis points	5.2%	11.4%	8.8%
-200 basis points	14.4%	11.5%	11.6%

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

Based upon the net interest income simulation models, in Year 1 of a rising interest rate environment the Company is slightly liability sensitive as our funding will reprice faster than assets as market rates rise over the first year and result in lower net interest income. Cash flows from investments and loans are redeployed into current market rates at higher yields than our existing portfolio, however funding cost pressures continue in the higher current rate environment and outpace asset yield expansion. In Year 2, funding cost pressures subside and asset yields continue to improve, resulting in improved net interest income compared to our Year 1 base scenario. In Year 1 of a falling interest rate environment, net interest income is expected to improve as the decrease in funding costs outpaces the decrease in asset yields from accelerated loan and investment prepayments. In Year 2, net interest income is expected to further increase compared to our Year 1 base scenario as asset yields are supported by fixed rates and floors while cost of funds reductions continue.

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2024, we had interest rate swap agreements with a total notional of $43.0 million related to our junior subordinated debentures, $50.0 million of notional interest rate swap agreements on variable rate deposits to mitigate exposure to rising rates, $400.0 million of notional interest rate swap agreements on short-term fixed-rate rolling funding to mitigate exposure to rising rates, and $375.0 million of notional interest rate swap agreements to hedge fixed-rate residential mortgages using the “portfolio layer” method, and $313.4 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 12 of the consolidated financial statements for further discussion of our derivatives instruments.

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

Technology Risk, including Cybersecurity. Technology Risk, including risk relating to artificial intelligence and other emerging or developing technologies, is the risk of financial loss, disruption or damage to the reputation of an organization resulting from the failure of its information technology systems, weak computing infrastructure, or a breach of information technology systems. Technology and cybersecurity risk could materialize in a variety of ways, such as unpatched or vulnerable computing systems, deliberate and unauthorized breaches of security to gain access to information systems, unintentional or accidental breaches of security, operational information technology risks due to factors such as poor system integrity, weak computing infrastructure and/or a weak Cybersecurity protection program.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2024	2023
ASSETS
Cash and due from banks	$62,379	$77,649
Interest-bearing deposits in other banks (including restricted cash)	152,584	22,155
Total cash, cash equivalents and restricted cash	214,963	99,804
Investments:
Trading securities	5,243	4,647
Available-for-sale securities, at fair value (amortized cost of $673,003 and $702,937, respectively)	593,749	625,808
Held-to-maturity securities, at amortized cost (fair value of $470,824 and $510,595, respectively)	517,778	544,931
Other investments	22,514	15,394
Total investments	1,139,284	1,190,780
Loans held for sale, at fair value (book value of $10,923 and $10,152, respectively)	11,049	10,320
Loans	4,115,259	4,098,094
Less: allowance for credit losses on loans	(35,728)	(36,935)
Net loans	4,079,531	4,061,159
Goodwill	94,697	94,697
Core deposit intangible assets	415	971
Bank-owned life insurance	104,308	101,501
Premises and equipment, net	37,052	35,049
Deferred tax assets	40,037	42,226
Other assets	83,802	77,999
Total assets	$5,805,138	$5,714,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$925,571	$967,750
Interest checking	1,483,589	1,553,787
Savings and money market	1,511,589	1,364,401
Certificates of deposit	532,424	609,503
Brokered deposits	179,994	101,919
Total deposits	4,633,167	4,597,360
Short-term borrowings	500,621	485,607
Junior subordinated debentures	44,331	44,331
Accrued interest and other liabilities	95,788	92,144
Total liabilities	5,273,907	5,219,442
Commitments and contingencies (Note 11)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 14,579,339 and 14,565,952 on December 31, 2024 and 2023, respectively	116,425	115,602
Retained earnings	509,452	481,014
Accumulated other comprehensive loss	(94,646)	(101,552)
Total shareholders’ equity	531,231	495,064
Total liabilities and shareholders’ equity	$5,805,138	$5,714,506

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2024	2023	2022
Interest Income
Interest and fees on loans	$214,650	$195,379	$144,709
Taxable interest on investments	27,381	24,267	23,339
Nontaxable interest on investments	1,849	2,927	3,096
Dividend income	1,630	1,061	531
Other interest income	4,047	2,612	1,113
Total interest income	249,557	226,246	172,788
Interest Expense
Interest on deposits	95,806	78,884	20,305
Interest on borrowings	19,166	12,949	2,649
Interest on subordinated debentures	2,132	2,150	2,140
Total interest expense	117,104	93,983	25,094
Net interest income	132,453	132,263	147,694
(Credit) provision for credit losses	(404)	2,100	4,500
Net interest income after (credit) provision for credit losses	132,857	130,163	143,194
Non-Interest Income
Debit card income	12,657	12,613	13,340
Service charges on deposit accounts	8,444	7,839	7,587
Income from fiduciary services	7,270	6,669	6,407
Brokerage and insurance commissions	5,535	4,650	4,147
Mortgage banking income, net	3,230	2,921	4,221
Bank-owned life insurance	2,806	2,349	1,901
Net loss on sale of securities	—	(10,310)	(912)
Other income	4,597	4,303	4,011
Total non-interest income	44,539	31,034	40,702
Non-Interest Expense
Salaries and employee benefits	64,073	60,009	62,019
Furniture, equipment and data processing	14,364	13,377	13,043
Net occupancy costs	7,912	7,674	7,578
Debit card expense	5,287	5,126	4,602
Consulting and professional fees	3,583	4,520	4,073
Regulatory assessments	3,258	3,413	2,338
Merger and acquisition costs	1,159	—	—
Amortization of core deposit intangible assets	556	592	625
Other real estate owned and collection costs, net	201	42	29
Other expenses	11,543	12,608	12,542
Total non-interest expense	111,936	107,361	106,849
Income before income tax expense	65,460	53,836	77,047
Income Tax Expense	12,456	10,453	15,608
Net Income	$53,004	$43,383	$61,439
Per Share Data
Basic earnings per share	$3.63	$2.98	$4.18
Diluted earnings per share	$3.62	$2.97	$4.17
Cash dividends declared per share	$1.68	$1.68	$1.62
Weighted average number of common shares outstanding	14,579,276	14,563,380	14,644,170
Diluted weighted average number of common shares outstanding	14,633,803	14,609,345	14,701,010

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Net Income	$53,004	$43,383	$61,439
Other comprehensive income (loss):
Net change in fair value on debt securities, net of tax	3,394	24,130	(130,366)
Net change in fair value on cash flow hedging derivatives, net of tax	2,862	205	7,670
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	650	68	2,970
Other comprehensive income (loss)	6,906	24,403	(119,726)
Comprehensive Income (Loss)	$59,910	$67,786	$(58,287)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2021	14,739,956	$123,111	$424,412	$(6,229)	$541,294
Net income	—	—	61,439	—	61,439
Other comprehensive loss, net of tax	—	—	—	(119,726)	(119,726)
Stock-based compensation expense	—	2,553	—	—	2,553
Exercise of stock options and issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	52,614	(355)	—	—	(355)
Common stock repurchased	(225,245)	(10,240)	—	—	(10,240)
Cash dividends declared ($1.62 per share)	—	—	(23,687)	—	(23,687)
Balance at December 31, 2022	14,567,325	115,069	462,164	(125,955)	451,278
Net income	—	—	43,383	—	43,383
Other comprehensive income, net of tax	—	—	—	24,403	24,403
Stock-based compensation expense	—	2,793	—	—	2,793
Issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	64,319	(260)	—	—	(260)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($1.68 per share)	—	—	(24,533)	—	(24,533)
Balance at December 31, 2023	14,565,952	115,602	481,014	(101,552)	495,064
Net income	—	—	53,004	—	53,004
Other comprehensive income, net of tax	—	—	—	6,906	6,906
Equity issuance costs		(246)			(246)
Stock-based compensation expense	—	2,902	—	—	2,902
Issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	63,387	(224)	—	—	(224)
Common stock repurchased	(50,000)	(1,609)	—	—	(1,609)
Cash dividends declared ($1.68 per share)	—	—	(24,566)	—	(24,566)
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income	$53,004	$43,383	$61,439
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(222,629)	(189,701)	(152,170)
Proceeds from the sale of mortgage loans	224,093	186,457	156,100
Gain on sale of mortgage loans, net of origination costs	(2,236)	(1,649)	(3,403)
(Credit) provision for credit losses	(404)	2,100	4,500
Depreciation and amortization expense	3,310	3,371	3,490
Investment securities amortization and accretion, net	1,779	2,312	3,831
Stock-based compensation expense	2,902	2,793	2,553
Amortization of core deposit intangible assets	556	592	625
Purchase accounting accretion, net	(89)	(145)	(280)
Net decrease in derivative collateral posted to counterparties	—	—	30,690
Net (decrease) increase in derivative collateral received from counterparties	(2,210)	10,040	1,140
Net gain on sale of premises and equipment	—	—	(204)
Net loss on sale of investment securities	—	10,310	912
Deferred income tax expense (benefit)	298	1,307	1,785
Increase in other assets	(5,800)	(9,193)	(4,063)
Increase (decrease) in other liabilities	8,359	5,531	(1,762)
Net cash provided by operating activities	60,933	67,508	105,183
Investing Activities
Proceeds from sales of available-for-sale debt securities	—	126,766	36,280
Proceeds from calls and maturities of available-for-sale debt securities	89,211	73,296	174,497
Purchase of available-for-sale debt securities	(60,393)	(116,147)	(95,421)
Proceeds from maturities and recoveries of held-to-maturity securities	33,850	25,065	22,896
Purchase of held-to-maturity securities	—	(20,981)	(42,748)
Net increase in loans	(19,644)	(89,726)	(579,363)
Purchase of Federal Home Loan Bank stock	(16,959)	(31,211)	(43,928)
Proceeds from sale of Federal Home Loan Bank Stock	9,840	28,531	41,495
Purchase of premises and equipment	(5,576)	(2,622)	(2,183)
Proceeds from the sale of premises and equipment	—	—	466
Proceeds from sale of other real estate owned	—	—	287
Net cash provided by (used in) investing activities	30,329	(7,029)	(487,722)
Financing Activities
Net increase (decrease) in deposits	35,807	(229,569)	218,040
Net proceeds from borrowings less than 90 days	150,014	85,431	53,568
Proceeds from Bank Term Funding Program	225,000	135,000	—
Repayment of Bank Term Funding Program	(360,000)	—	—
Common stock repurchases	(1,609)	(2,000)	(10,240)
Equity issuance costs	(246)	—	—
Exercise of stock options and issuance of restricted stock, net of repurchase for tax withholdings	(224)	(260)	(355)
Cash dividends paid on common stock	(24,558)	(24,536)	(23,512)
Finance lease payments	(287)	(168)	(160)
Net cash provided by (used in) financing activities	23,897	(36,102)	237,341
Net increase (decrease) in cash, cash equivalents and restricted cash	115,159	24,377	(145,198)
Cash, cash equivalents and restricted cash at beginning of year	99,804	75,427	220,625
Cash, cash equivalents and restricted cash at end of year	$214,963	$99,804	$75,427
Supplemental information
Interest paid	$116,715	$92,353	$24,547
Income taxes paid	8,822	11,147	13,237
Transfer from available-for-sale securities to held-to-maturity securities (Note 2)	—	—	520,335
Cash dividends declared, not paid	6,140	6,131	6,134
Change in fair value hedges presented within residential real estate loans and other assets	1,308	968	—

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

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GAAP:	Generally accepted accounting principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross domestic product
ACL:	Allowance for credit losses	HTM:	Held-to-maturity
AOCI:	Accumulated other comprehensive income (loss)	LGD:	Loss given default
ASC:	Accounting Standards Codification	LIBOR:	London Interbank Offered Rate
ASU:	Accounting Standards Update	LTIP:	Long-Term Performance Share Plan
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	Management ALCO:	Management Asset/Liability Committee
BOLI:	Bank-owned life insurance	MBS:	Mortgage-backed security
Board ALCO:	Board of Directors' Asset/Liability Committee	MSPP:	Management Stock Purchase Plan
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	N/A:	Not applicable
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	Northway	Northway Financial, Inc., acquired by the Company on January 2, 2025
CD:	Certificate of deposits	Northway Bank	Wholly-owned subsidiary bank of Northway Financial, Inc., which merged into Camden National Bank on January 2, 2025
CECL:	Current Expected Credit Losses	N.M.:	Not meaningful
Company:	Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
CUSIP:	Committee on Uniform Securities Identification Procedures	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	PD:	Probability of default
EPS:	Earnings per share	ROU:	Right-of-use
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SBA PPP:	U.S. Small Business Administration Paycheck Protection Program
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FHLMC:	Federal Home Loan Mortgage Corporation	SOFR:	Secured Overnight Financing Rate
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
FRBB:	Federal Reserve Bank of Boston	U.S.:	United States of America

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

Use of Estimates.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are material and are susceptible to change, such as the allowance for credit losses (“ACL”), including the allowance for loan losses, off-balance sheet credit exposures, and AFS and HTM debt securities; the accounting for business combinations including subsequent impairment analyses for goodwill and other intangible assets; accounting for income taxes; and postretirement benefits.

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2024 for potential recognition or disclosure and has disclosed such events and transactions in Note 23 of the consolidated financial statements.

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

A change in the ACL on AFS debt securities or write-off of an AFS debt security, which may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Upon the sale of any AFS debt security that had been previously written-off, whether in full or a portion, is first accounted for as a recovery of the previously written-off portion of the investment and accounted for as a credit to provision for credit losses on the consolidated statements of income.

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

The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. Under ASU 2016-13, the Company has the ability to exclude certain securities when the historical credit loss information, adjusted for current conditions and forecasts, resulting in zero risk of nonpayment of the amortized cost basis of the security. The Company has evaluated and determined zero risk of nonpayment on all securities guaranteed by the U.S government agencies. Given the rarity of municipal and corporate bond defaults and losses, the Company will utilize external third-party loss forecast models as the sole source of municipal and corporate bond default and loss rates. As with the loan portfolio, cash flows are modeled over a reasonable and supportable forecast period and then revert to the long-term average economic conditions on a straight line basis. Management may exercise discretion to make adjustments based on various qualitative factors.

An HTM debt security is written-off in the period in which a determination is made that all or a portion of the financial asset is uncollectible. Any previously recorded allowance, if any, is reversed and then the amortized cost basis is written-down to the amount deemed to be collectible, if any.

A change in the ACL on HTM debt securities or write-off of an HTM debt security, which may be in full or a portion thereof, is recorded as expense (credit) within provision for credit losses on the consolidated statements of income. Upon the sale of any HTM debt security that had been previously written-off, whether in full or a portion, is first accounted for as a recovery of the previously written-off portion of the investment and accounted for as a credit to provision for credit losses on the consolidated statements of income.

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

The Company evaluates all loan modifications made to borrowers experiencing financial difficulty, in accordance with ASU 2022-02. Under ASU 2022-02, a loan, as modified, is evaluated to consider whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Refer to Note 3 of the consolidated financial statements for further discussion.

The ACL on loans reduces the loan portfolio to the net amount expected to be collected, and represents the expected losses over the life of all loans at the reporting date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.

The ACL on loans represents the Company's estimated risk of loss within its loan portfolio as of the reporting date. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics (i.e. “segments”). The Company utilizes a discounted cash flow approach to calculate the expected loss for each segment. Within the discounted cash flow model, a PD and LGD assumption is applied to calculate the expected loss for each segment. PD is the probability the asset will default within a given timeframe and LGD is the percentage of assets not expected to be collected due to default. The Company's PD and LGD assumptions may be derived from internal historical default and loss experience or from external data where there are not statistically meaningful loss events for a loan segment or it does not have default and loss data that covers a full economic cycle. In 2023, the Company made a policy election to apply a 100% PD for any loan that meets its definition of “default”, which includes loans on non-accrual, loans partially charged-off and loans past due for more than 90 days. The policy election and change in ACL methodology did not have a material impact to the Company’s ACL at December 31, 2023.

As of December 31, 2024 and 2023, the primary macroeconomic drivers within the Company’s discounted cash flow model used to derive its ACL included forecasts of: (1) Maine Unemployment, (2) changes in Maine GDP, (3) changes in and National GDP, and (4) changes in the Maine Housing Price Index. Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter) to determine if or that they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources. The Company’s reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually.

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

Goodwill.  Goodwill represents the price paid in an acquisition that is in excess of the fair value of the net assets acquired. Goodwill is not subject to amortization but rather is evaluated at least annually for impairment, or as events and circumstances dictate, at the reporting unit level, and for which the Company has determined it has a single reporting unit. Any impairment is charged to non-interest expense on the consolidated statements of income.

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

Core Deposit Intangible Assets. Core deposit intangible assets represents the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships.

Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the core deposit intangibles for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value, then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value, then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value.

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

Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The amount of the impairment loss, if any, is based on the asset’s fair value.

Leases. The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a ROU asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the lessor’s implicit rate in the lease if known or using the Company's incremental borrowing rate for borrowing terms similar to each lease at commencement date.

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

OREO.  OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL on loans upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2024 and 2023, the Company did not have any OREO properties carried on its consolidated statements of condition.

Upon the sale of an OREO property, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the OREO property is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. The recognized gain or loss upon the sale of OREO property is recognized within other real estate owned and collection costs, net, on the consolidated statements of income.

Operating expenses, including legal and other direct expenses, and changes in the valuation allowance relating to foreclosed assets are included in other real estate owned and collection costs, net on the consolidated statements of income.

Mortgage Banking.  Residential real estate mortgage loans are originated for purposes of: (1) being held for investment and (2) being held for sale into the secondary market. The transfer of these financial assets is accounted for as a sale when control over the asset has been surrendered. Control is deemed to be surrendered when (i) the asset has been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset, and (iii) the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity. The Company records the gain on sale of the financial asset within mortgage banking income, net on the consolidated statements of income, net of direct and indirect costs incurred to originate the loan.

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

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within mortgage banking income, net on the consolidated statements of income when earned.

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

Renewable Energy Tax Credits. The Company adopted ASU 2023-02 during 2023 and has elected to account for its qualified investments in tax credit generating solar tax projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net investment benefit as a component of income tax expense.

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

Unvested share-based payment awards which include the right to receive non-forfeitable dividends are considered to participate with common stock in undistributed earnings for purposes of computing EPS. Restricted share grants and management stock purchase grants awarded under the 2022 and 2012 Equity and Incentive Plans, are considered participating securities for this purpose. Accordingly, the Company is required to calculate basic and diluted EPS using the two-class method. The calculation of EPS using the two-class method (i) excludes any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities from the numerator and (ii) excludes the dilutive impact of the participating securities from the denominator.

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

Segment Reporting.  An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) As a community bank, substantially all of the Company’s operations are comprised of the delivery of loan and deposits to customers. The Company’s reportable segment is determined by the CEO, who is its CODM. The CODM makes operating decisions and assesses performance based on an ongoing review of the community banking activities, and has determined the Company has one reportable segment, community banking, for financial reporting purposes. Accounting policies for the Company’s reportable segment are the same as those described within this Note 1.

The CODM assesses and evaluates the performance of the segment and determines the allocation of resources based on consolidated net income, as reported in the consolidated statements of income. Consolidated net income is used in deciding where to deploy capital and is used in the monitoring of budget versus actual results. The CODM also uses consolidated net income in benchmarking performance to Company peers for compensation-related analysis. The segment asset details provide to the CODM are consistent with those reported on the consolidated statements of condition.

Recent Accounting Pronouncements:

The following provides a brief description of recently issued accounting pronouncements that were adopted by the Company during the year ended December 31, 2024:

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The FASB issued ASU 2023-07 to improve the disclosures about a public entity’s reportable segments and address investor requests for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is to be applied on a retrospective basis and is effective for annual periods beginning after December 31, 2023. The Company currently has a single reporting segment, therefore there was not a material impact to the disclosures in its consolidated financial statements.

The following provides a brief description of recently issued accounting pronouncements that have not yet been adopted by the Company:

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to its consolidated financial statements.

ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The FASB issued ASU 2024-03 to improve disclosures about a public business entity’s expenses and to address requests from investors for more detailed information about certain types of expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 with early adoption permitted. The Company does not expect a material impact to the disclosures in its consolidated financial statements.

NOTE 2 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of December 31, 2024 and 2023, the fair value of the Company's trading securities was $5.2 million and $4.6 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of AFS debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$5,423	$—	$(134)	$5,289
MBS issued or guaranteed by U.S. government-sponsored enterprises	493,766	353	(69,163)	$424,956
CMO issued or guaranteed by U.S. government-sponsored enterprises	156,131	502	(9,154)	$147,479
Subordinated corporate bonds	17,683	—	(1,658)	$16,025
Total AFS debt securities	$673,003	$855	$(80,109)	$593,749
December 31, 2023
Obligations of states and political subdivisions	$6,429	$1	$(44)	$6,386
MBS issued or guaranteed by U.S. government-sponsored enterprises	525,439	630	(65,978)	460,091
CMO issued or guaranteed by U.S. government-sponsored enterprises	149,387	1,161	(9,537)	141,011
Subordinated corporate bonds	21,682	1	(3,363)	18,320
Total AFS debt securities	$702,937	$1,793	$(78,922)	$625,808

As of December 31, 2024 and 2023, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. At December 31, 2024 and 2023, the net unrealized losses on the transferred securities reported within AOCI were $41.8 million and $46.9 million, respectively, net of a deferred tax asset of $11.4 million and $12.8 million, respectively.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at December 31, 2024 and December 31, 2023 were $62.2 million and $60.5 million, respectively, and were net of a deferred tax asset of $17.0 million and $16.6 million, respectively.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Proceeds from sales	$—	$126,766	$36,280
Gross realized gains	—	—	13
Gross realized losses	—	(10,310)	(925)

The following table presents AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Obligations of states and political subdivisions	11	$1,377	$(7)	$3,597	$(127)	$4,974	$(134)
MBS issued or guaranteed by U.S. government-sponsored enterprises	136	36,732	(260)	352,823	(68,903)	389,555	(69,163)
CMO issued or guaranteed by U.S. government-sponsored enterprises	47	36,146	(227)	55,540	(8,927)	91,686	(9,154)
Subordinated corporate bonds	10	494	(6)	15,531	(1,652)	16,025	(1,658)
Total AFS debt securities	204	$74,749	$(500)	$427,491	$(79,609)	$502,240	$(80,109)
December 31, 2023
Obligations of states and political subdivisions	6	$2,345	$(6)	$1,437	$(38)	$3,782	$(44)
MBS issued or guaranteed by U.S. government-sponsored enterprises	145	13,474	(23)	407,200	(65,955)	420,674	(65,978)
CMO issued or guaranteed by U.S. government-sponsored enterprises	43	19,620	(45)	62,869	(9,492)	82,489	(9,537)
Subordinated corporate bonds	11	—	—	17,319	(3,363)	17,319	(3,363)
Total AFS debt securities	205	$35,439	$(74)	$488,825	$(78,848)	$524,264	$(78,922)

As of December 31, 2024 and 2023, the unrealized losses on AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Obligations of states and political subdivision are comprised primarily of high credit quality (rated A- of higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

At December 31, 2024 and 2023, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $1.7 million and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity as of December 31, 2024, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$116	$116
Due after one year through five years	11,148	10,546
Due after five years through ten years	11,842	10,652
Due after ten years	—	—
Subtotal	23,106	21,314
Mortgage-related securities	649,897	572,435
Total	$673,003	$593,749

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
Obligations of U.S. government-sponsored enterprises	$7,729	$—	$(647)	$7,082
Obligations of states and political subdivisions	56,047	96	(1,872)	54,271
MBS issued or guaranteed by U.S. government-sponsored enterprises	292,170	—	(28,980)	263,190
CMO issued or guaranteed by U.S. government-sponsored enterprises	142,467	150	(15,747)	126,870
Subordinated corporate bonds	19,365	476	(430)	19,411
Total HTM debt securities	$517,778	$722	$(47,676)	$470,824
December 31, 2023
Obligations of U.S. government-sponsored enterprises	$7,593	$—	$(528)	$7,065
Obligations of states and political subdivisions	56,262	1,242	(731)	$56,773
MBS issued or guaranteed by U.S. government-sponsored enterprises	304,850	—	(21,623)	283,227
CMO issued or guaranteed by U.S. government-sponsored enterprises	157,118	515	(13,497)	144,136
Subordinated corporate bonds	19,108	1,377	(1,091)	19,394
Total HTM debt securities	$544,931	$3,134	$(37,470)	$510,595
(1)    Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of December 31, 2024 and 2023, the unamortized unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $856,000 and $992,000 in obligations of U.S. government-sponsored enterprises; (2) $5.1 million and $5.6 million in obligations of state and political subdivisions; (3) $30.8 million and $34.6 million in MBS; (4) $16.4 million and $18.4 million, in CMO; and (5) $54,000 and $85,000 in subordinated corporate bonds, respectively.

In the first quarter of 2023, the Company wrote-off its $1.8 million Signature Bank corporate bond in response to Signature Bank's failure. The write-off was recorded as a provision on HTM debt securities within the consolidated statements of income. During the first quarter of 2024, the Company sold the Signature Bank corporate bond and recovered $910,000, which was recorded as a credit for credit losses on HTM debt securities in the consolidated statements of income. In addition to writing off the Signature Bank corporate bond in the first quarter of 2023, the Company also wrote-off the bond’s associated accrued interest receivable totaling $8,000 and recorded a reversal of interest income on the consolidated statements of income during the year ended December 31, 2023. The following table presents the activity in the ACL on HTM debt securities, as reported under CECL, for the periods indicated:

	December 31,
(In thousands)	2024	2023
Beginning balance	$—	$—
Charge-offs	—	(1,838)
Recoveries	910	—
(Credit) provision for credit losses	(910)	1,838
Ending balance	$—	$—

The Company evaluated its HTM debt securities with an amortized cost as of December 31, 2024 and 2023 and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of December 31, 2024 and 2023, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the years ended December 31, 2024, 2023, and 2022. At December 31, 2024 and 2023, total accrued interest receivable on HTM debt securities was $1.6 million and $1.7 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity are shown in the table below as of December 31, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,790	4,775
Due after five years through ten years	37,351	36,427
Due after ten years	41,000	39,562
Subtotal	83,141	80,764
Mortgage-related securities	434,637	390,060
Total	$517,778	$470,824

AFS and HTM Debt Securities Pledged

As of December 31, 2024 and 2023, AFS and HTM debt securities with an amortized cost of $519.9 million and $675.5 million, respectively, and estimated fair values of $449.0 million and $607.9 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the years ended December 31, 2024, 2023 and 2022.

The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	December 31, 2024	December 31, 2023
FHLBB	$17,140	$10,020
FRB	5,374	5,374
Total other investments	$22,514	$15,394

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2024	2023
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,387,252	$1,370,446
Commercial real estate - owner-occupied	324,712	301,860
Commercial	382,785	403,901
Total commercial loans	2,094,749	2,076,207
Retail Loans:
Residential real estate	1,752,249	1,763,378
Home equity	253,251	240,341
Consumer	15,010	18,168
Total retail loans	2,020,510	2,021,887
Total loans	$4,115,259	$4,098,094

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2024	2023
Net unamortized fair value mark discount on acquired loans	$(79)	$(168)
Net unamortized loan origination costs	6,685	7,113
Total	$6,606	$6,945

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

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2024 and 2023, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2024 and 2023, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

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

ACL on Loans. The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Loans charged-off	—	—	(1,784)	—	(1)	(98)	(1,883)
Recoveries	10	—	455	26	98	34	623
(Credit) provision for loan losses	(1,694)	191	2,316	(301)	83	(542)	53
Ending balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
At or For the Year Ended December 31, 2023
Beginning balance, December 31, 2022	$17,296	$2,362	$5,446	$9,089	$2,225	$504	$36,922
Loans charged-off	—	(58)	(1,560)	(18)	—	(91)	(1,727)
Recoveries	19	—	471	44	1	31	566
(Credit) provision for loan losses	(734)	(14)	512	1,139	(9)	280	1,174
Ending balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935

The significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:
•Macroeconomic (loss) drivers: As of December 31, 2024 and 2023, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in Maine GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in Maine GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National GDP.
•Reasonable and Supportable Forecast Period: As of December 31, 2024 and 2023, the ACL on loans estimate used a reasonable and supportable forecast period of two years.
•Reversion Period: As of December 31, 2024 and 2023, the ACL on loans estimate used a reversion period of two years.
•Prepayment Speeds: As of December 31, 2024 and 2023, the estimated prepayment speed for each loan segment continued to be derived used internally-sourced prepayment data. There were no changes to the prepayment speeds in 2024.

•Qualitative Factors: As of December 31, 2024 and 2023, the ACL on loans estimate incorporated various qualitative factors into the calculation.

Credit Concentrations. The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. As of December 31, 2024, the Company's total exposure to the lessors of residential buildings' industry and lessors of nonresidential buildings’ industry were both 13% of total loans, and 32% and 31% of total commercial real estate loans, respectively. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2024.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of December 31, 2024:

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$91,377	$107,607	$324,743	$285,862	$140,686	$390,527	$—	$—	$1,340,802
Special mention (Grade 7)	—	—	—	—	342	225	—	—	567
Substandard (Grade 8)	—	195	25,252	—	—	20,436	—	—	45,883
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$91,377	$107,802	$349,995	$285,862	$141,028	$411,188	$—	$—	$1,387,252
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$53,436	$31,141	$48,633	$71,629	$19,582	$89,092	$—	$—	$313,513
Special mention (Grade 7)	—	—	—	1,900	—	304	—	—	2,204
Substandard (Grade 8)	—	540	822	191	—	7,442	—	—	8,995
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$53,436	$31,681	$49,455	$73,720	$19,582	$96,838	$—	$—	$324,712
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$81,815	$26,918	$44,283	$30,134	$16,644	$23,014	$115,795	$37,211	$375,814
Special mention (Grade 7)	534	—	—	—	—	—	282	—	816
Substandard (Grade 8)	—	1,030	706	159	125	1,175	984	1,976	6,155
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$82,349	$27,948	$44,989	$30,293	$16,769	$24,189	$117,061	$39,187	$382,785
Gross charge-offs for the year ended	$—	$146	$47	$54	$89	$1,017	$357	$74	$1,784
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$133,856	$151,020	$500,756	$502,285	$204,756	$255,104	$406	$1,175	$1,749,358
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	778	—	2,113	—	—	2,891
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$133,856	$151,020	$500,756	$503,063	$204,756	$257,217	$406	$1,175	$1,752,249
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating:
Performing	$3,708	$13,961	$20,003	$439	$302	$13,378	$185,581	$15,448	$252,820
Non-performing	—	—	—	—	—	8	264	159	431
Total home equity	$3,708	$13,961	$20,003	$439	$302	$13,386	$185,845	$15,607	$253,251
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consumer
Risk rating:
Performing	$4,307	$3,188	$2,784	$1,080	$380	$2,102	$1,151	$—	$14,992
Non-performing	—	—	15	—	—	3	—	—	18
Total consumer	$4,307	$3,188	$2,799	$1,080	$380	$2,105	$1,151	$—	$15,010
Gross charge-offs for the year ended	$—	$47	$18	$14	$5	$—	$14	$—	$98

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, reported under the CECL methodology, was as follows as of December 31, 2023:

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
December 31, 2024:
Commercial real estate - non-owner-occupied	$59	$—	$130	$189	$1,387,063	$1,387,252	$—
Commercial real estate - owner-occupied	85	545	430	1,060	323,652	324,712	—
Commercial	373	265	1,548	2,186	380,599	382,785	—
Residential real estate	333	333	974	1,640	1,750,609	1,752,249	—
Home equity	428	141	125	694	252,557	253,251	—
Consumer	55	13	18	86	14,924	15,010	—
Total	$1,333	$1,297	$3,225	$5,855	$4,109,404	$4,115,259	$—
December 31, 2023:
Commercial real estate - non-owner-occupied	$44	$41	$184	$269	$1,370,177	$1,370,446	$—
Commercial real estate - owner-occupied	655	—	—	655	301,205	301,860	—
Commercial	1,153	1,199	1,155	3,507	400,394	403,901	—
Residential real estate	1,317	322	1,094	2,733	1,760,645	1,763,378	—
Home equity	521	451	301	1,273	239,068	240,341	—
Consumer	85	8	5	98	18,070	18,168	—
Total	$3,775	$2,021	$2,739	$8,535	$4,089,559	$4,098,094	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	December 31,
	2024			2023
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$129	$—	$129	$261	$—	$261
Commercial real estate - owner-occupied	430	—	430	125	—	125
Commercial	1,927	—	1,927	1,725	—	1,725
Residential real estate	1,891	—	1,891	2,541	—	2,541
Home equity	434	—	434	759	—	759
Consumer	18	—	18	37	—	37
Total	$4,829	$—	$4,829	$5,448	$—	$5,448

The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	December 31, 2024			December 31, 2023
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial real estate - non-owner-occupied	$4,448	$—	$4,448	$4,494	$—	$4,494
Commercial	—	669	669	671	—	671
Total	$4,448	$669	$5,117	$5,165	$—	$5,165

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2024, 2023, and 2022 is estimated to have been $190,000, $131,000, and $145,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $12.7 million at each date, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

The following table presents the amortized cost basis of loans, by class and by type of modification, that were both experiencing financial difficulty and modified during the year ended December 31, 2024 and 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable as of December 31, 2024 and 2023, is also presented below:

(In thousands)	Number of modified loans	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total % of Portfolio
December 31, 2024:
Commercial	3	$—	$—	$1,060	$—	$—	$—	0.3%
Total	3	$—	$—	$1,060	$—	$—	$—	—%

December 31, 2023:
Commercial real estate - non-owner-occupied	1	$—	$—	$4,494	$—	$—	$—	0.3%
Total	1	$—	$—	$4,494	$—	$—	$—	0.1%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024 and December 31, 2023:

(In thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Years)
December 31, 2024:
Commercial	$—	—%	1.4

December 31, 2023:
Commercial real estate - non-owner-occupied	$—	—%	1.3

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. As of December 31, 2024 and 2023, there were no modified loans, or commitments to lend additional funds to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At December 31, 2024 and 2023, the Company had $1.0 million and $1.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

At December 31, 2024 and 2023, the carrying value of goodwill was $94.7 million. There were no changes in the carrying value of goodwill for the years ended December 31, 2024 or 2023.

The Company completed its annual goodwill impairment test as of November 30, 2024, 2023 and 2022 and determined goodwill was not impaired.

Core Deposit Intangible Assets

The gross carrying amount and accumulated amortization of core deposit intangible assets were as follows at the periods indicated:

	December 31,
	2024			2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible assets	$6,451	$(6,036)	$415	$6,451	$(5,480)	$971

For the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense of $556,000, $592,000 and $625,000, respectively.

For the years ended December 31, 2024, 2023 and 2022, there were no events or circumstances that indicated the carrying amount may not be recoverable.

The following table reflects the amortization expense for core deposit intangible assets over the period of economic benefit, which is estimated to be fully realized by December 31, 2025:

(In thousands)	Core Deposit Intangible Assets
2025	$415
Total	$415

NOTE 5 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2024	2023
Buildings and leasehold improvements	$49,362	$47,566
Furniture, fixtures and equipment	21,747	19,120
Land and land improvements	9,356	9,320
Total cost	80,465	76,006
Accumulated depreciation and amortization	(43,413)	(40,957)
Premises and equipment, net	$37,052	$35,049

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For the Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2024	2023	2022
Furniture and equipment	Furniture, equipment and data processing	$1,242	$1,514	$1,796
Premises	Net occupancy costs	1,621	1,618	1,560
Software	Furniture, equipment and data processing	447	239	134
Total		$3,310	$3,371	$3,490

There were no gains or losses from the sale of premises and equipment for the years ended December 31, 2024 or 2023. During 2022, the Company sold one building and recognized a gain of $204,000.

At December 31, 2024 and 2023, the Company had capitalized cloud computing software costs of $3.4 million and $2.8 million, respectively, and related accumulated depreciation expense of $2.6 million and $2.2 million. respectively, and was presented within other assets on the consolidated statements of condition.

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

The Company had a lease arrangement for office space with two of its employees as landlords at December 31, 2023, that was scheduled to mature in November 2024. The Company exited the lease during 2024 and, as of December 31, 2024, no longer maintains this lease arrangement.

The Company entered into a lease agreement to rent office space as a sub-tenant from another company in which a director of the Company serves as the Chairman and Chief Executive Officer of the other company. The term of the lease is through 2027.

The following ROU assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition as of the dates indicated:

		December 31,
		2024			2023
(In thousands)	Consolidated Statements of Condition Line Item	Operating Leases	Finance Leases	Total	Operating Leases	Finance Leases	Total
ROU assets	Other Assets	$10,349	$6,347	$16,696	$11,497	$4,252	$15,749
Lease liabilities	Other Liabilities	$8,929	$6,573	$15,502	$9,978	$4,449	$14,427

    In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease cost(1)	$1,579	$1,531	$1,488
Finance lease cost:
Amortization of ROU assets	241	233	233
Interest on lease liabilities(2)	223	147	150
Total finance lease cost	464	380	383
Total lease cost(3)	$2,043	$1,911	$1,871
(1)    Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2)    Includes immaterial variable lease costs.
(3)    Reported within net occupancy costs on the consolidated statements of income.

Supplemental cash flow information and non-cash activity related to leases was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,393	$1,387	$1,391
Operating cash flows from finance leases	148	144	149
Financing cash flows from finance leases	287	168	160
ROU assets obtained in exchange for new lease obligations:
Operating leases	$—	$165	$764
Finance leases	2,335	—	—

Supplemental information related to leases was as follows as of the dates indicated:

	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	13.0 years	13.2 years
Finance leases	18.0 years	25.3 years
Weighted average discount rate:
Operating leases	3.40%	3.41%
Finance leases	3.91%	3.45%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2024:

(In thousands)	Operating Leases	Finance Leases
2025	$1,180	$477
2026	1,104	396
2027	1,012	371
2028	771	374
2029	747	377
Thereafter	6,236	7,341
Total minimum lease payments	11,050	9,336
Less: amount representing interest(1)	2,121	2,763
Present value of net minimum lease payments(2)	$8,929	$6,573
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.
(2)     Reflects the liability reported within other liabilities on the consolidated statements of condition.

NOTE 7 – MORTGAGE BANKING

Loans Sold

For the years ended December 31, 2024, 2023 and 2022, the Company sold $221.9 million, $184.8 million and $152.7 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $2.2 million, $1.6 million, and $3.4 million, respectively.

Loans Held for Sale

At December 31, 2024 and 2023, the Company had identified and designated loans with an unpaid principal balance of $10.9 million and $10.2 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2024 and 2023, the unrealized gain recorded was $126,000 and $168,000, respectively. The unrealized gain on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 was the change in unrealized gains (losses) on loans held for sale of ($43,000), $231,000 and ($91,000), respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a “best-efforts” basis. For the years ended December 31, 2024, 2023 and 2022, net unrealized gains (losses) from the change in fair value on its forward delivery commitments were $280,000, ($195,000), and $140,000, respectively. Refer to Note 12 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2024 and 2023, the Company's unpaid principal balances on its servicing assets were $344.9 million and $365.9 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded servicing fee income for its servicing assets of $1.1 million, $1.2 million and $1.2 million, respectively, which was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2024 and 2023, was $2.1 million and $2.3 million, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2024 and 2023, the prepayment assumption used within the valuation model was 6.7% and 7.5%, respectively, and the discount rate was 10.2% at each date. At December 31, 2024, the estimated effect of a 10% and 20% increase to the prepayment assumption was a decrease of $113,000 and $221,000, respectively, to the valuation of the servicing assets. At December 31, 2024, the estimated effect of a 100 and 200 basis point increase to the discount rate assumption was a decrease of $179,000 and $344,000, respectively, to the valuation of the servicing assets. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As of and For the Year Ended December 31,
(In thousands)	2024	2023	2022
Servicing Assets:
Balance at beginning of year	$2,274	$2,458	$2,470
Capitalized servicing right fees upon sale(1)	187	202	370
Amortization charged against mortgage servicing fee income(2)	(342)	(386)	(382)
Balance at end of year	$2,119	$2,274	$2,458
Valuation Allowance:
Balance at beginning of year	$—	$—	$(1)
Decrease in impairment reserve	—	—	1
Balance at end of year	$—	$—	$—
Fair value, beginning of year	$4,124	$4,412	$3,310
Fair value, end of year	$4,328	$4,124	$4,412
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

At December 31, 2024 and 2023, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 14 for further details of the Company and Bank's regulatory capital requirements at December 31, 2024 and 2023.

NOTE 8 – DEPOSITS

The following is a summary of the scheduled maturities of time deposits (i.e. CDs) as of the dates indicated:

	December 31,
(In thousands)	2024	2023
1 year or less	$494,737	$564,670
Over 1 year to 2 years	24,515	24,970
Over 2 years to 3 years	4,548	10,382
Over 3 years to 4 years	2,823	4,565
Over 4 years to 5 years	4,496	3,144
Over 5 years	1,305	1,772
Total	$532,424	$609,503

CDs issued in amounts that meet or exceed the FDIC insurance limit of $250,000 totaled $109.7 million and $170.2 million at December 31, 2024 and 2023, respectively.

The Company has pledged assets as collateral covering certain deposits in the amount of $176.7 million and $166.0 million at December 31, 2024 and 2023, respectively.

The amount of overdraft deposits that were reclassified as loans at were $843,000 and $938,000 at December 31, 2024 and 2023, respectively.

In the normal course of business, the Company had deposits from certain officers, directors and their associated companies totaling $6.6 million and $60.4 million at December 31, 2024 and 2023, respectively.

NOTE 9 – BORROWINGS

The following table summarizes the Company's borrowings for the dates indicated:

	December 31, 2024		Contractual Maturity						December 31, 2023
(Dollars in thousands)	Outstanding Balance	Weighted Average Contractual Rate	2025	2026	2027	2028	2029	Thereafter	Outstanding Balance	Weighted Average Contractual Rate
Short-Term Borrowings:
Customer repurchase agreements(1)	$175,621	1.64%	$175,621	$—	$—	$—	$—	$—	$200,657	1.56%
FHLBB and correspondent bank overnight borrowings(2)	325,000	4.62%	325,000	—	—	—	—	—	149,950	5.53%
BTFP	—	—%	—	—	—	—	—	—	135,000	4.70%
Total short-term borrowings	$500,621	3.57%	$500,621	$—	$—	$—	$—	$—	$485,607	3.66%
Junior Subordinated Debentures:
CCTA(2)	$36,083	4.58%	$—	$—	$—	$—	$—	$36,083	$36,083	4.82%
UBCT(2)	8,248	5.38%	—	—	—	—	—	8,248	8,248	4.65%
Total junior subordinated debentures	$44,331	4.73%	$—	$—	$—	$—	$—	$44,331	$44,331	4.79%
(1)    Refer to Note 10 for further discussion of customer repurchase agreements.
(2)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 12 for further discussion of derivative instruments.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows for the dates indicated:

	December 31,
(Dollars in thousands)	2024		2023
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
January 2025	$275,000	4.64%	$99,950	5.54%
March 2025	50,000	4.49%	50,000	5.51%
Total	$325,000		$149,950

FHLBB borrowings, if any, are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $1.9 billion at both December 31, 2024 and 2023. The carrying value of investment securities pledged as collateral at the FHLBB was $4.0 million and $4.3 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had a notional amount of $400.0 million in interest rate swap agreements on its FHLBB borrowings, including a $125.0 million forward-starting interest rate swap agreement beginning January 17, 2025. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Bank Term Funding Program (“BTFP”)

In March 2023, the FRB created the BTFP in response to several well-publicized bank failures to make additional funding available to depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offered loans of up to one year in length to depository institutions pledging any collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency MBS, with the assets being valued at par. The interest rate for term advances under the BTFP is the one-year overnight index swap rate plus ten basis points. The interest rated is fixed for a period of one year, without penalty for prepayment, including refinancing under the BTFP. Advances could be made under the BTFP for a period of one year until March 11, 2024.

In May 2023, the Company executed a $135.0 million advance under the BTFP for a period of one year at a fixed rate of 4.70%. The Company leveraged the BTFP as it provided lower-cost alternative funding and improved the Company’s liquidity position, while simultaneously improving its interest rate risk position given the fixed rate feature and the ability to repay the borrowing without penalty. At December 31, 2023, the Company maintained the advance of $135.0 million under the BTFP. At December 31, 2023, the Company had pledged investment securities totaling $160.9 million as collateral under the BTFP.

During 2024, the Company prepaid its advances under the BTFP, and as of December 31, 2024, the Company did not have any advances outstanding under the BTFP and no longer had any investment securities pledged as collateral.

Junior Subordinated Debentures

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities was three-month LIBOR plus 140 basis points, and in accordance with the LIBOR Act effective June 30, 2023, the index transitioned to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2024 and 2023, the interest rate on these trust preferred securities was 6.27% and 6.99%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities was three-month LIBOR plus 1.42%, and in accordance with the LIBOR Act effective June 30, 2023 the index transitioned to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2023 and 2022, the interest rate on these trust preferred securities was 6.34% and 7.08%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA and UBCT are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA and UBCT and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA and UBCT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2024, $43.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 7.6% of Tier 1 capital of the Company, or 107 basis points of the Tier 1 capital ratio.

At December 31, 2024, the Company had a notional amount of $43.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 12 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $2.1 million, $2.2 million, and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 12 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2024, the Company has the following lines of credit available to it, for which it had no outstanding balances:
•The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2024 and 2023. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB. The line is secured by pledged loan collateral.
•The Company, through the Bank, has an unsecured $50.0 million line of credit with US Bank for which the interest rate is set daily by US Bank.
•The Company, through the Bank, has an unsecured $35.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.
•The Company, through the Bank, has a secured line of credit of $35.0 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2024, the Bank pledged investment securities of $43.1 million.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings, allocated by source of collateral, as of the dates indicated:

	December 31,
(In thousands)	2024	2023
Customer Repurchase Agreements(1)(2):
MBO issued or guaranteed by U.S. government-sponsored enterprises	$161,397	$179,809
CMO issued or guaranteed by U.S. government-sponsored enterprises	14,224	20,848
Obligations of states and political subdivisions	—	—
Total	$175,621	$200,657
(1)     Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

At December 31, 2024 and 2023, certain customers held CDs totaling $333,000 and $396,000, respectively, that were collateralized by CMO and MBS securities that were overnight repurchase agreements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

	December 31,
(In thousands)	2024	2023
Commitments to extend credit	$774,659	$706,719
Standby letters of credit	4,553	5,998
Total	$779,212	$712,717

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

The Company establishes an ACL on off-balance sheet credit exposures for its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of December 31, 2024 and 2023, the ACL on off-balance sheet credit exposures was $2.8 million and $2.4 million, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the years ended December 31, 2024, 2023 and 2022, the provision (credit) for credit losses on off-balance sheet credit exposures was $453,000, ($912,000) and $70,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of December 31, 2024 and 2023.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the years ended December 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $2.7 million will be reclassified as a decrease to interest expense over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$643,000	Other assets	$14,040	$225,000	Accrued interest and other liabilities	$232
Total derivatives designated as hedging instruments	$643,000		$14,040	$225,000		$232
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$313,413	Other assets	$11,717	$313,413	Accrued interest and other liabilities	$11,787
Risk participation agreements	27,568	Other assets	—	60,228	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	4,737	Other assets	65	5,331	Accrued interest and other liabilities	55
Forward delivery commitments	9,813	Other assets	203	1,110	Accrued interest and other liabilities	4
Total derivatives not designated as hedging instruments	$355,531		$11,985	$380,082		$11,846
December 31, 2023
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$435,000	Other assets	$12,206	$258,000	Accrued interest and other liabilities	$3,387
Total derivatives designated as hedging instruments	$435,000		$12,206	$258,000		$3,387
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$298,143	Other assets	$10,699	$298,143	Accrued interest and other liabilities	$10,748
Risk participation agreements	28,077	Other assets	—	52,193	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	10,924	Other assets	215	2,092	Accrued interest and other liabilities	11
Forward delivery commitments	3,445	Other assets	51	6,706	Accrued interest and other liabilities	132
Total derivatives not designated as hedging instruments	$340,589		$10,965	$359,134		$10,891
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Loans(1)	$372,724	$374,032	$(2,276)	$(968)
Total	$372,724	$374,032	$(2,276)	$(968)
(1)     These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024 and 2023, the amortized cost basis of the residential real estate loans used in these hedging relationships was $752.4 million and $806.5 million, respectively, and the amount of the designated hedged residential loans for both periods was $375.0 million.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Year Ended December 31, 2024
Interest rate contracts	$(98)	$(98)	$—	Interest and fees on loans	$(1,677)	$(1,677)	$—
Interest rate contracts	3,790	3,790	—	Interest on borrowings	2,983	2,983	—
Interest rate contracts	2,171	2,171	—	Interest on junior subordinated debentures	838	838	—
Total	$5,863	$5,863	$—		$2,144	$2,144	$—

For the Year Ended December 31, 2023
Interest rate contracts	$(795)	$(795)	$—	Interest and fees on loans	$(3,446)	$(3,446)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	455	455	—	Interest on borrowings	2,351	2,351	—
Interest rate contracts	520	520	—	Interest on junior subordinated debentures	707	707	—
Total	$179	$179	$—		$(82)	$(82)	$—

For the Year Ended December 31, 2022
Interest rate contracts	$(6,147)	$(6,147)	$—	Interest and fees on loans	$5	$5	$—
Interest rate contracts	5,892	5,892	—	Interest on deposits	441	441	—
Interest rate contracts	2,455	2,455	—	Interest on borrowings	551	551	—
Interest rate contracts	7,838	7,838	—	Interest on junior subordinated debentures	(729)	(729)	—
Total	$10,038	$10,038	$—		$268	$268	$—

The table below presents the effect of cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	For the Year Ended December 31,
	2024			2023				2022
(Dollars in thousands)	Interest and Fees on Loans	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on borrowings	Interest on Subordinated Debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$214,650	$19,166	$2,132	$195,379	$78,884	$12,949	$2,150	$144,709	$20,305	$2,649	$2,140
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(1,308)	$—	$—	$(15,613)	$—	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments	$6,879	$—	$—	$20,317	$—	$—	$—	$—	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$(1,677)	$2,983	$838	$(3,446)	$306	$2,351	$707	$5	$441	$551	$(729)
Amount of gain (loss) reclassified from AOCI into income - included component	$(1,677)	$2,983	$838	$(3,446)	$306	$2,351	$707	$5	$441	$551	$(729)
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Year Ended December 31,
(Dollars in thousands)		2024	2023	2022
Customer loan swaps	Other expense	$(20)	$(1)	$(336)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(194)	109	34
Forward delivery commitments	Mortgage banking income, net	280	(195)	140
Total		$66	$(87)	$(162)

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
As of December 31, 2024 and 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $11.8 million and $10.8 million, respectively. As of December 31, 2024 and 2023, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted any collateral as the Company has master netting arrangements with its counterparties. Refer to Note 13 for further information. If the Company had breached any of these provisions at December 31, 2024 or 2023, it could have been required to settle its obligations under the agreements at their termination value of $11.8 million and $10.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2024:
Derivative assets:
Customer loan swaps - dealer bank(2)	$10,660	$—	$10,660	$—	$(2,650)	$8,010
Customer loan swaps - commercial customer(3)	1,057	—	1,057	—	—	1,057
Interest rate contracts(2)	14,040	—	14,040	—	(10,812)	3,228
Total	$25,757	$—	$25,757	$—	$(13,462)	$12,295
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$11,679	$—	11,679	$—	$—	$11,679
Customer loan swaps - dealer bank(2)	108		108		—	108
Interest rate contracts(2)	232	—	232	—	232	—
Total	$12,019	$—	$12,019	$—	$232	$11,787
Customer repurchase agreements	$175,621	$—	$175,621	$175,621	$—	$—

December 31, 2023:
Derivative assets:
Customer loan swaps - dealer bank(2)	$9,168	$—	$9,168	$—	$(8,800)	$368
Customer loan swaps - commercial customer(3)	1,531	—	1,531	—	—	1,531
Interest rate contracts(2)	12,206	—	12,206	—	(10,071)	2,135
Total	$22,905	$—	$22,905	$—	$(18,871)	$4,034
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$10,748	$—	10,748	$—	$—	$10,748
Interest rate contracts(2)	3,387	—	3,387	—	3,387	—
Total	$14,135	$—	$14,135	$—	$3,387	$10,748
Customer repurchase agreements	$200,657	$—	$200,657	$200,657	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2024 and 2023, and the Bank's capital ratios met the requirements for the Bank to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2024 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2024		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2023		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$607,303	15.11%	10.50%	10.00%	$577,440	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	568,769	14.16%	8.50%	8.50%	538,153	13.38%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	525,769	13.09%	7.00%	6.50%	495,153	12.31%	7.00%	N/A
Tier 1 leverage capital ratio(1)	568,769	9.90%	4.00%	5.00%	538,153	9.40%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$575,209	14.36%	10.50%	10.00%	$549,221	13.70%	10.50%	10.00%
Tier 1 risk-based capital ratio	536,676	13.40%	8.50%	8.00%	509,934	12.72%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	536,676	13.40%	7.00%	6.50%	509,934	12.72%	7.00%	6.50%
Tier 1 leverage capital ratio	536,676	9.36%	4.00%	5.00%	509,934	8.91%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At December 31, 2024 and 2023, $43.0 million of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

For the years ended December 31, 2024, 2023, and 2021, the Bank declared dividends for payment to the Company in the amount of $30.1 million, $22.5 million, and $31.7 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company declared $24.6 million, $24.5 million and $23.7 million, respectively, in dividends payable to its shareholders.

Common Stock Repurchases

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

In January 2024, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2023. For the year ended December 31, 2024, the Company repurchased 50,000 shares of its common stock at a weighted average price of $32.19 per share. This program terminated on January 4, 2025.

NOTE 15 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Year Ended December 31,
	2024			2023			2022
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(2,125)	$457	$(1,668)	$13,646	$(2,932)	$10,714	$(172,699)	$37,131	$(135,568)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(6,449)	1,387	(5,062)	(6,781)	1,458	(5,323)	(5,715)	1,229	(4,486)
Less: reclassification adjustment for net realized losses(1)	—	—	—	(10,310)	2,217	(8,093)	(912)	196	(716)
Net change in fair value	4,324	(930)	3,394	30,737	(6,607)	24,130	(166,072)	35,706	(130,366)
Cash Flow Hedges:
Change in fair value	5,790	(1,245)	4,545	179	(38)	141	10,038	(2,158)	7,880
Less: reclassified AOCI gain (loss) into interest expense(2)	3,821	(822)	2,999	3,364	(723)	2,641	263	(57)	206
Less: reclassified AOCI gain into interest income(3)	(1,677)	361	(1,316)	(3,446)	741	(2,705)	5	(1)	4
Net change in fair value	3,646	(784)	2,862	261	(56)	205	9,770	(2,100)	7,670
Postretirement Plans:
Net actuarial gain (loss)	856	(184)	672	114	(25)	89	2,859	(614)	2,245
Less: Amortization of net actuarial loss(4)	4	(1)	3	3	(1)	2	(947)	203	(744)
Less: Amortization of net prior service credits(4)	24	(5)	19	24	(5)	19	24	(5)	19
Net gain (loss) on postretirement plans	828	(178)	650	87	(19)	68	3,782	(812)	2,970
Other comprehensive income (loss)	$8,798	$(1,892)	$6,906	$31,085	$(6,682)	$24,403	$(152,520)	$32,794	$(119,726)
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

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized (Losses) Gains on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2021	$(1,173)	$(1,779)	$(3,277)	$(6,229)
Other comprehensive (loss) income before reclassifications	(126,596)	7,880	—	(118,716)
Less: Amounts reclassified from AOCI	3,770	210	(2,970)	1,010
Other comprehensive (loss) income	(130,366)	7,670	2,970	(119,726)
Balance at December 31, 2022	(131,539)	5,891	(307)	(125,955)
Other comprehensive income before reclassifications	21,363	141	—	21,504
Less: Amounts reclassified from AOCI	(2,767)	(64)	(68)	(2,899)
Other comprehensive income	24,130	205	68	24,403
Balance at December 31, 2023	(107,409)	6,096	(239)	(101,552)
Other comprehensive (loss) income before reclassifications	(1,668)	4,545	—	2,877
Less: Amounts reclassified from AOCI	(5,062)	1,683	(650)	(4,029)
Other comprehensive income	3,394	2,862	650	6,906
Balance at December 31, 2024	$(104,015)	$8,958	$411	$(94,646)
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

		For the Year Ended December 31,
(In thousands)	Location on Consolidated Statements of Income	2024	2023	2022
Debit card interchange income	Debit card income	$12,657	$12,613	$13,340
Services charges on deposit accounts	Service charges on deposit accounts	8,444	7,839	7,587
Fiduciary services income	Income from fiduciary services	7,270	6,669	6,407
Investment program income	Brokerage and insurance commissions	5,535	4,650	4,147
Other non-interest income	Other income	1,782	1,796	1,793
Total non-interest income within the scope of ASC 606		35,688	33,567	33,274
Total non-interest income (loss) not in scope of ASC 606(1)		8,851	(2,533)	7,428
Total non-interest income		$44,539	$31,034	$40,702
(1)     Includes pre-tax losses on the sale of investment securities of $0, $10.3 million and $$912,000, for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the years ended December 31, 2024, 2023 and 2022, cash rewards totaled $500,000, $507,000 and $525,000, respectively.

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

The amount of cash used to settle stock-based compensation transactions for the years ended December 31, 2024, 2023 and 2022 was $561,000, $545,000 and $688,000, respectively.

Restricted Stock Units

Restricted stock units vest over the requisite service period, which is typically two, three or five years. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until shares of the Company’s stock are delivered with respect to the restricted stock units after they vest.

For the years ended December 31, 2024, 2023 and 2022, the Company issued restricted stock units with a grant-date fair value of $990,000, $1.6 million and $1.3 million, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Restricted stock unit expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Expense	$1,043	$962	$724
Income tax benefit	$219	$207	$156
Fair value of grants vested	$798	$803	$622

Restricted stock unit activity for the year ended December 31, 2024 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2024	74,731	$40.58
Granted	30,296	32.67
Vested	(19,330)	41.28
Forfeited	(2,275)	38.67
Nonvested at December 31, 2024	83,422	$37.60	2.68	$3,565	$2,131

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three years, or earlier if a recipient retires and has met all retirement or disability eligibility requirements of the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. Recipients of restricted stock awards are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the 2022 Plan, cash dividends are retained by the Company during the vesting period and paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends revert back to the Company. Accrued dividends on restricted stock awards are reported within accrued interest and other liabilities on the Company’s consolidated financial statements and totaled $43,000 and $27,000, at December 31, 2024 and 2023, respectively. For restricted stock awards issued under the 2012 Plan, cash dividends were paid out immediately during the vesting period and were not subject to forfeiture.

For the years ended December 31, 2024, 2023 and 2022, the Company issued restricted stock awards with a grant-date fair value of $1.2 million, $1.5 million and $1.2 million, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

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

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Expense	$1,193	$1,225	$1,053
Income tax benefit	$251	$263	$226
Fair value of grants vested	$1,235	$1,187	$1,014

Restricted stock award activity, which includes awards issued to directors of the Company, for the year ended December 31, 2024 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2024	28,534	$37.76
Granted	37,923	32.35
Vested	(34,059)	36.27
Forfeited	(501)	32.30
Nonvested at December 31, 2024	31,897	$33.03	1.9	$1,363	$708

Management Stock Purchase Program (“MSPP”)

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of a portion of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount to the fair market value of the Company’s common stock on the date of grant and they cliff vest two years after the grant date, or earlier if a recipient meets the disability eligibility requirement of the plan. Should an employee forfeit his or her non-vested MSPP awards, the Company will return the lesser of the price paid by the employee on the date of grant, or the fair value of the non-vested awards as of the date forfeited. Recipients of restricted stock issued under the MSPP are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the MSPP, cash dividends are retained by the Company during the vesting period and paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends revert back to the Company. Accrued dividends on MSPP awards are reported within accrued interest and other liabilities on the Company’s consolidated financial statements and totaled $24,000 and $9,000, at December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company issued MSPP awards with a grant-date fair value of $36,000, $79,000 and $113,000, respectively, to certain employees.

The expense for restricted stock awards under the MSPP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Expense	$50	$93	$124
Income tax benefit	$11	$20	$27
Fair value of grants vested	$109	$129	$87

MSPP award activity for the year ended December 31, 2024 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2024	16,574	$11.10
Granted	4,453	8.19
Vested	(8,999)	12.15
Forfeited	(1,397)	9.92
Nonvested at December 31, 2024	10,631	$9.15	0.6	$165	$27

For the years ended December 31, 2024, 2023 and 2021, the Company received cash from the issuance of restricted shares under the MSPP of $109,000, $219,000 and $342,000, respectively. At December 31, 2024 and 2023, cash received from current participating employees totaled $289,000 and $588,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

LTIP

The LTIP is intended to attract and retain executives who will contribute to the Company’s future success. The long-term performance period is a period of three consecutive years beginning on January 1 of the first year and ending on December 31 of the third year. Awards granted are 50% weighted on the attainment of certain performance targets approved by the Compensation Committee of the Board of Directors and 50% weighted on meeting the requisite service period. The performance-based share units granted will vest only if the performance targets are achieved, and the amount received by the LTIP participants may vary from 0% - 200% of target, depending on the level at which performance targets are met. Failure to achieve the specific performance measures will result in all or a portion of the performance-based share units being forfeited. The service-based awards are restricted stock awards and generally vest annually pro-rata over a three year period. The associated service-based awards are disclosed within the aforementioned “Restricted Stock Awards” section of this note.

For the years ended December 31, 2024, 2023 and 2022, the Company issued performance-based share unit awards with a grant-date fair value of $1.3 million, $1.6 million and $1.1 million, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the performance-based share units is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related tax benefit for the LTIP's performance-based share units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Expense	$481	$332	$457
Related income tax benefit	$101	$71	$98
Fair value of grants vested	$458	$594	$548

LTIP performance-based share unit activity for the year ended December 31, 2024 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2024	73,082	$39.92
Granted(1)	42,430	31.23
Vested	(9,764)	30.50
Forfeited(2)	(13,564)	39.87
Nonvested at December 31, 2024	92,184	$34.88	1.6	$3,215	$691
(1)    Number of shares granted assumes payout at 200% of target.
(2) Forfeited shares consists of 5,270 shares forfeited due to payout at less than 200% of target.

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

For the years ended December 31, 2024, 2023 and 2022, the Company issued DCRP awards with a grant-date fair value of $229,000, $288,000 and $267,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the DCRP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Expense	$151	$188	$169
Related income tax benefit	$32	$40	$36
Fair value of grants vested	$163	$171	$174

DCRP award activity for the year ended December 31, 2024 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2024	11,160	$41.74
Granted	7,322	31.24
Vested	(4,619)	35.38
Forfeited	—	—
Nonvested at December 31, 2024	13,863	$38.04	13.1	$614	$483

NOTE 18 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) plan and the majority of its employees participate in it. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. For the years ended December 31, 2024, 2023, and 2022, expenses under the 401(k) plan matching contributions totaled $1.7 million, $1.7 million, and $1.6 million, respectively. The Company, at its discretion, can make profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For the years ended December 31, 2024, 2023 and 2022, the Company did not make any profit sharing contributions to employee accounts.

Supplemental Executive Retirement Program (“SERP”) and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified SERPs for certain officers. These agreements were designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to Internal Revenue Service (“ IRS”) compensation and benefit limits under the 401(k) plan and Social Security. The SERP provides for a minimum 15-year guaranteed benefit for all vested participants. There are no new entrants to the Company’s SERP, and effective December 31, 2023, there were no active participants in the SERP.

The Company also provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan. This postretirement plan is a benefit only to certain qualifying participants. There are no new entrants to the Company's medical and health postretirement benefit plan.

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,		December 31,
(In thousands)	2024	2023	2024	2023
Benefit obligations:
Beginning of year	$15,488	$15,042	$3,215	$3,261
Service cost	—	281	9	11
Interest cost	723	756	153	162
Actuarial (gain) loss	(825)	(65)	(31)	(48)
Benefits paid	(1,293)	(526)	(183)	(171)
End of year	$14,093	$15,488	$3,163	$3,215
Fair value of plan assets:
Beginning of year	—	—	—	—
Employer contributions	1,293	526	183	171
Benefits paid	(1,293)	(526)	(183)	(171)
End of year	—	—	—	—
Unfunded status at end of year(1)	$14,093	$15,488	$3,163	$3,215
Amounts recognized in AOCI, net of tax:
Net actuarial loss (gain)	$(287)	$361	$(38)	$(57)
Prior service credit	—	—	(86)	(65)
Total	$(287)	$361	$(124)	$(122)
(1)    Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2024 and 2023 was $14.1 million and $15.5 million, respectively.

For the year ending December 31, 2025, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $0. All prior service costs have been fully amortized.

For the year ending December 31, 2025, the estimated actuarial gain and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $5,000 and $4,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the periods indicated:

	SERP			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In thousands)	2024	2023	2022	2024	2023	2022
Net periodic benefit cost:
Service cost(1)	$—	$281	$534	$9	$11	$21
Interest cost(2)	723	756	460	153	162	111
Recognized net actuarial loss (gain)(2)	—	—	859	(4)	(3)	88
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	723	1,037	1,853	134	146	196
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss arising during period	(825)	(65)	(1,996)	(31)	(49)	(863)
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial (loss) gain	—	—	(859)	4	3	(88)
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	(825)	(65)	(2,855)	(3)	(22)	(927)
Total recognized in net periodic benefit cost and OCI, before taxes	$(102)	$972	$(1,002)	$131	$124	$(731)
(1)    Presented in salaries and employee benefits on the consolidated statements of income.
(2)    Presented in other expenses on the consolidated statements of income.

The following assumptions were used in determining benefit obligations and net period benefit costs. Effective December 31, 2023, the SERP no longer has active participants and rate of compensation increases assumptions are no longer used.

	SERP			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	5.6%	4.9%	5.1%	5.4%	5.0%	5.2%
Discount rate for net periodic benefit cost	4.9%	5.1%	2.8%	5.0%	5.2%	2.8%
Rate of compensation increase for benefit obligation(1)	N/A	N/A	3.0%	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost(1)	N/A	N/A	3.0%	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 7.5%	4.5% - 7.5%	4.5% - 6.5%
(1)    Effective December 31, 2023, there were no active participants in the SERP.

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2024.

For the year ending December 31, 2025, the expected contribution for the SERP is $1.2 million and for the other postretirement benefits plan is $285,000. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2025	$1,201	$285
2026	$1,201	$272
2027	$1,177	$255
2028	$1,194	$267
2029	$1,194	$270
Next 5 years	$5,650	$1,132

NOTE 19 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$11,047	$7,990	$12,334
State	1,111	1,156	1,489
Total	12,158	9,146	13,823
Deferred:
Federal	291	1,277	1,743
State	7	30	42
Total	298	1,307	1,785
Income tax expense	$12,456	$10,453	$15,608

The income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21.0% as a result of the following:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Computed tax expense	$13,747	$11,306	$16,180
Increase (reduction) in income taxes resulting from:
Tax credit benefits	(1,699)	(831)	(846)
State taxes, net of federal benefit	1,099	937	1,209
Income from life insurance	(589)	(493)	(399)
Tax exempt income	(451)	(647)	(732)
Merger and acquisition costs	232	—	—
Share-based awards	98	69	(100)
Other	19	112	296
Income tax expense	$12,456	$10,453	$15,608
Income before income tax expense	$65,460	$53,836	$77,047
Effective tax rate	19.0%	19.4%	20.3%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2024		2023
(In thousands)	Asset	Liability	Asset	Liability
Net unrealized losses on AFS debt securities	$28,488	$—	$29,418	$—
Allowance for credit losses	8,285	—	8,447	—
Net operating loss and tax credit carryforward	6,255	—	7,084	—
Pension and other benefits	4,319	—	4,656	—
Deferred compensation and benefits	1,161	—	1,033	—
Deferred loan origination fees	—	(3,152)	—	(3,235)
Depreciation	—	(2,352)	—	(2,359)
Net unrealized gains on derivative instruments	—	(2,454)	—	(1,670)
Other	—	(513)	—	(1,148)
Gross deferred tax assets (liabilities)	$48,508	(8,471)	$50,638	(8,412)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$40,037		$42,226

At December 31, 2024 and 2023, the Company had $28.9 million and $32.8 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2024 and 2023 determined that no valuation allowance was necessary.

As of December 31, 2024, the Company's federal and state income tax returns for the years ended December 31, 2023, 2022 and 2021 were open to audit by federal and state authorities.

Renewable Energy Credits

As of December 31, 2024 and 2023, the Company had $315,000 and $509,000, respectively, of qualifying renewable energy tax credit investments that were unamortized and were included in other assets on the consolidated statements of condition.

The following table presents the activity recorded in income tax expense on the consolidated statements of income for the investments the Company accounts for under the proportional amortization method:

	For the Year Ended December 31,
(In thousands)	2024	2023
Proportional amortization	$5,908	$—
Income tax credits and other income tax benefits(1)	6,525	—
Net income tax benefit	$617	$—
(1)     Other income tax benefits are a result of tax deductible expenses generated by the renewable energy tax credit investments and are recognized in the consolidated statements of cash flows in other assets within the operating activities section.

NOTE 20 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2024	2023	2022
Net income	$53,004	$43,383	$61,439
Dividends and undistributed earnings allocated to participating securities(1)	(12)	(53)	(162)
Net income available to common shareholders	$52,992	$43,330	$61,277
Weighted-average common shares outstanding for basic EPS	14,579,276	14,563,380	14,644,170
Dilutive effect of stock-based awards(2)	54,527	45,965	56,840
Weighted-average common and potential common shares for diluted EPS	14,633,803	14,609,345	14,701,010
Earnings per common share:
Basic EPS	$3.63	$2.98	$4.18
Diluted EPS	$3.62	$2.97	$4.17
Awards excluded from the calculation of diluted EPS(3):
Performance-based share units	—	3,075	—
Restricted shares	—	9,049	—
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

Derivatives.  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of December 31, 2024 and 2023, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2024
Financial assets:
Trading securities	$5,243	$5,243	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,289	—	5,289	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	424,956	—	424,956	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	147,479	—	147,479	—
Subordinated corporate bonds	16,025	—	16,025	—
Loans held for sale	11,049	—	11,049	—
Customer loan swaps	11,717	—	11,717	—
Interest rate contracts	14,040	—	14,040	—
Fixed rate mortgage interest rate lock commitments	65	—	65	—
Forward delivery commitments	203	—	203	—
Financial liabilities:
Deferred compensation	$5,243	$5,243	$—	$—
Customer loan swaps	11,787	—	11,787	—
Interest rate contracts	232	—	232	—
Fixed rate mortgage interest rate lock commitments	55	—	55	—
Forward delivery commitments	4	—	4	—
December 31, 2023
Financial assets:
Trading securities	$4,647	$4,647	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	6,386	—	6,386	$—
MBS issued or guaranteed by U.S. government-sponsored enterprises	460,091	—	460,091	$—
CMO issued or guaranteed by U.S. government-sponsored enterprises	141,011	—	141,011	$—
Subordinated corporate bonds	18,320	—	18,320	$—
Loans held for sale	10,320	—	10,320	$—
Customer loan swaps	10,699	—	10,699	$—
Interest rate contracts	12,206	—	12,206	$—
Fixed rate mortgage interest rate lock commitments	215	—	215	$—
Forward delivery commitments	51	$—	51	$—
Financial liabilities:
Deferred compensation	$4,647	$4,647	$—	$—
Customer loan swaps	10,748	—	10,748	—
Interest rate contracts	3,387	—	3,387	—
Fixed rate mortgage interest rate lock commitments	11	—	11	—
Forward delivery commitments	132	—	132	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2024 or 2023. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

The table below highlights financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2024
Financial assets:
Collateral-dependent loans	$4,363	$—	$—	$4,363
December 31, 2023
Financial assets:
Collateral-dependent loans	$4,768	$—	$—	$4,768

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
December 31, 2024
Collateral-dependent loans:
Specifically reserved	$4,363	Market approach appraisal of collateral	Estimated selling costs	15%
December 31, 2023
Collateral-dependent loans:
Specifically reserved	$4,768	Market approach appraisal of collateral	Estimated selling costs	7%

Non-Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of December 31, 2024 and 2023, the Company did not have any material non-financial instruments measured and reported at fair value.

Other Real Estate Owned (“OREO”) Properties. OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At December 31, 2024 and 2023, the Company did not have any OREO properties.

Goodwill. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. Through its assessments, management concluded goodwill was not impaired for the years ended December 31, 2024 or, 2023.

Core Deposit Intangible Assets. Core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the years ended December 31, 2024 or 2023, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2024
Financial Assets:
HTM debt securities	$517,778	$470,824	$—	$470,824	$—
Commercial real estate loans(1)(2)	1,694,586	1,569,165	—	—	1,569,165
Commercial loans(2)	376,929	365,556	—	—	365,556
Residential real estate loans(2)	1,742,270	1,494,961	—	—	1,494,961
Home equity loans(2)	250,854	241,992	—	—	241,992
Consumer loans(2)	14,892	13,926	—	—	13,926
Servicing assets	2,119	4,328	—	—	4,328
Financial liabilities:
Time deposits	$607,245	$603,469	$—	$603,469	$—
Short-term borrowings	500,621	500,292	—	500,292	—
Junior subordinated debentures	44,331	34,357	—	34,357	—
December 31, 2023
Financial Assets:
HTM debt securities	$544,931	$510,595	$—	$510,595	$—
Commercial real estate loans(1)(2)	1,653,435	1,540,327	—	—	1,540,327
Commercial loans(2)	399,032	385,585	—	—	385,585
Residential real estate loans(2)	1,753,124	1,488,248	—	—	1,488,248
Home equity loans(2)	238,124	233,025	—	—	233,025
Consumer loans(2)	17,444	15,279	—	—	15,279
Servicing assets	2,274	4,124	—	—	4,124
Financial liabilities:
Time deposits	$640,539	$634,856	$—	$634,856	$—
Short-term borrowings	485,607	484,849	—	484,849	—
Junior subordinated debentures	44,331	31,918	—	31,918	—
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

NOTE 22 – PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2024	2023
ASSETS
Cash	$38,559	$35,219
Investment in subsidiary	539,279	508,674
Other assets	15,162	14,142
Total assets	$593,000	$558,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$44,331	$44,331
Due to subsidiary	238	—
Other liabilities	17,201	18,640
Shareholders’ equity	531,230	495,064
Total liabilities and shareholders’ equity	$593,000	$558,035

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Operating Income
Dividend income from subsidiary	$30,100	$22,500	$31,700
Other income	—	—	19
Total operating income	30,100	22,500	31,719
Operating Expenses
Interest on borrowings	2,131	2,150	2,140
Fees to Bank	204	180	180
Other operating expenses	876	915	794
Total operating expenses	3,211	3,245	3,114
Income before equity in undistributed income of subsidiaries and income taxes	26,889	19,255	28,605
Equity in undistributed income of subsidiaries	25,386	23,389	32,129
Income before income taxes	52,275	42,644	60,734
Income tax benefit	729	739	705
Net Income	$53,004	$43,383	$61,439

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income	$53,004	$43,383	$61,439
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(25,387)	(23,389)	(32,129)
(Increase) decrease in other assets	(1,166)	(4,884)	9,219
Increase (decrease) in due to subsidiaries	238	31	(187)
Increase (decrease) in other liabilities	385	4,005	(1,051)
Net cash provided by operating activities	27,074	19,146	37,291
Financing Activities
Net proceeds from issuance of common stock	2,678	2,533	2,198
Common stock repurchases	(1,608)	(2,000)	(10,240)
Equity issuance costs	(246)
Cash dividends paid on common stock	(24,558)	(24,536)	(23,512)
Net cash used in financing activities	(23,734)	(24,003)	(31,554)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,340	(4,857)	5,737
Cash, cash equivalents and restricted cash at beginning of year	35,219	40,076	34,339
Cash, cash equivalents and restricted cash at end of year	$38,559	$35,219	$40,076

NOTE 23 - SUBSEQUENT EVENTS

On January 2, 2025, the Company completed its previously announced acquisition of Northway in an all-stock transaction (the “Merger”). Additionally, Northway Bank, a wholly owned subsidiary of Northway Financial, merged with and into Camden National Bank, with Camden National Bank continuing as the surviving bank. The merger qualified as a tax-free reorganization for federal income tax purposes.

At the effective time of the Merger, each share of Northway’s common stock was converted into the right to receive 0.83 shares of the Company’s common stock, with cash paid in lieu of any fractional shares. Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger remained outstanding and was unchanged by the Merger. The total consideration payable by the Company was approximately $96.5 million, based on the Company’s January 2, 2025 closing price of $42.25, as reported by Nasdaq. In total, the Company issued approximately 2.3 million shares of its common stock, representing approximately 14% of the outstanding shares of the Company’s common stock at the time of issuance.

The Merger expanded the Company’s presence in New Hampshire by adding 17 branches, and increasing its size and scale. This expansion provides the opportunity to build a greater recognition and awareness of the Company’s brand with its increased presence in New Hampshire. The expanded presence of the Company is expected to drive profitability and shareholder value through opportunities for growth, broader product offerings, higher lending limits and anticipated efficiencies. As of the effective time of the Merger, the combined Company had 73 branches and, approximately $7.0 billion in assets which includes, $4.9 billion in loans and $1.4 billion in investments and approximately $6.4 billion in liabilities which includes, $5.6 billion in deposits and $676,000 in borrowings, prior to any purchase accounting adjustments.

The Company will account for the Northway acquisition as a business combination under the acquisition method of accounting and will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company has not yet completed the purchase accounting due to the timing of the Merger, and it continues to evaluate the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available.

In conjunction with the due diligence and announcement of the Merger, during the year ended December 31, 2024, the Company incurred $1.2 million of certain non-recurring Merger-related expenses including legal and professional fees and other expenses. These non-recurring expenses are presented as merger and acquisition costs within non-interest expense on the consolidated statements of income. In addition, the Company incurred certain equity issuance costs totaling $246,000 related to the registration of additional shares of the Company’s common stock. These costs, a reduction to shareholders’ equity, are presented within equity issuance costs on the consolidated statements of changes in shareholders’ equity.

Following the completion of the Merger, the Company sold $56.4 million of debt securities it acquired through the Merger. These debt securities were sold at fair value and therefore no gain or loss was recognized upon the sale.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans
The Company's allowance for credit losses (ACL) on loans balance was $35.7 million at December 31, 2024. As described in Notes 1 and 3 to the financial statements, the ACL on loans reduces the loan portfolio to the net amount expected to be collected and represents the expected losses over the life of all loans at the reporting date. Management disaggregates the loan portfolio into pools of similar risk characteristics and utilizes a discounted cash flow (DCF) approach to calculate the expected loss for each segment. The DCF method incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. Loss drivers are used to calculate the expected probability of default over the forecast and reversion periods. The ACL on loans also considers qualitative factors based on management’s judgement.

We identified the determination of the forecasted economic scenarios and qualitative factors as a critical audit matter because auditing management’s underlying assumptions required a high degree of complexity and auditor judgment and involved a high degree of estimation uncertainty.

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

•We tested management's forecasts of future economic loss drivers, which include Maine unemployment, change in national gross domestic product (GDP) growth, change in Maine GDP growth and change in Maine Housing Price Index, by comparing these forecasts to external and internal information sources.

•We evaluated management's judgments and assumptions used in the development of the qualitative factors, including magnitude and directional consistency, and the relevance of the underlying data on which these factors are based upon.

We have served as the Company's auditor since 2014.

/s/ RSM US LLP

Des Moines, Iowa
March 7, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and its subsidiary's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and our report dated March 7, 2025 expressed an unqualified opinion.

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
March 7, 2025

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2024. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Insider Trading Policies

The Company has adopted an Insider Trading Policy that applies to its directors, executive officers, and certain other employees. The Company’s Insider Trading Policy governs the purchase, sale and other dispositions of the Company’s securities by these individuals, and the Company believes it is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. Under the Insider Trading Policy, the Company is also prohibited from trading at any time in any Company securities on the basis of material, non-public information. The summary of the Insider Trading Policy set forth in this Item 10 does not purport to be complete and is qualified in its entirety by reference to the full Insider Trading Policy attached hereto as Exhibit 19.

Information About Our Executive Officers

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2024 was included within Item 1. Business — Information about our Executive Officers and is incorporated into this Item 10 by reference.

Other Item 10 Information

All other information required by this item 10 is incorporated by reference to the material responsive to such item in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 20, 2025.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 20, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	—	$—	233,195
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	233,195
(1)     Represents the 500,000 shares available under the 2022 Equity and Incentive Plan less awards granted plus shares added back that cease to be subject to awards due to forfeiture, expiration, termination, lapse, cash settlement or otherwise.

Refer to Note 1 and Note 17 of the consolidated financial statements for further information related to the Company’s equity compensation plans.

Additional information required by this Item 12 can be found in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 20, 2025 under the heading “Common Stock Beneficially Owned by an Entity with 5% or More of Common Stock and Owned by Directors and Executive Officers.” That information is incorporated into this report by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 20, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 20, 2025.

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
2.1
Agreement and Plan of Merger dated as of September 9, 2024, by and between Camden National Corporation and Northway Financial, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on September 10, 2024).

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

10.28+
Letter Agreement between Timothy P. Nightingale, Camden National Bank and Camden National Corporation, dated December 12, 2023 (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the Commission on March 8, 2024).

19.1*	Camden National Corporation Insider Trading Policy
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97
Camden National Corporation Incentive-Based Compensation Recovery Policy dated December 1, 2023 (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on March 8, 2024.

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

Date: March 7, 2025	CAMDEN NATIONAL CORPORATION
/s/ Simon R. Griffiths
Simon R. Griffiths President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Simon R. Griffiths	President, Director and Chief Executive Officer	March 7, 2025
Simon R. Griffiths
/s/ Michael R. Archer	Chief Financial Officer and Principal Financial and Accounting Officer	March 7, 2025
Michael R. Archer
/s/ Lawrence J. Sterrs	Chair and Director	March 7, 2025
Lawrence J. Sterrs
/s/ Craig N. Denekas	Director	March 7, 2025
Craig N. Denekas
/s/ Rebecca K. Hatfield	Director	March 7, 2025
Rebecca K. Hatfield
/s/ Larry K. Haynes	Director	March 7, 2025
Larry K. Haynes
/s/ S. Catherine Longley	Director	March 7, 2025
S. Catherine Longley
/s/ Raina L. Maxwell	Director	March 7, 2025
Raina L. Maxwell
/s/ Marie J. McCarthy	Director	March 7, 2025
Marie J. McCarthy
/s/ Robert D. Merrill	Director	March 7, 2025
Robert D. Merrill
/s/ James H. Page	Director	March 7, 2025
James H. Page
/s/ Robin A. Sawyer	Director	March 7, 2025
Robin A. Sawyer
/s/ Carl J. Soderberg	Director	March 7, 2025
Carl J. Soderberg