Form 10-Q
period 2025-03-31
CAMDEN NATIONAL CORP
filed 2025-05-08
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 30, 2025: Common stock (no par value) 16,902,160 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$84,511	$62,379
Interest-bearing deposits in other banks (including restricted cash)	134,903	152,584
Total cash, cash equivalents and restricted cash	219,414	214,963
Investments:
Trading securities	4,860	5,243
Available-for-sale securities, at fair value (amortized cost of $898,145 and $673,003, respectively)	836,130	593,749
Held-to-maturity securities, at amortized cost (fair value of $478,172 and $470,824, respectively)	516,682	517,778
Other investments	26,284	22,514
Total investments	1,383,956	1,139,284
Loans held for sale, at fair value (book value of $11,035 and $10,923, respectively)	11,059	11,049
Loans	4,885,086	4,115,259
Less: allowance for credit losses on loans	(46,723)	(35,728)
Net loans	4,838,363	4,079,531
Goodwill	153,770	94,697
Core deposit intangible assets	47,000	415
Bank-owned life insurance	109,340	104,308
Premises and equipment, net	53,217	37,052
Deferred tax assets	55,693	40,037
Other assets	92,973	83,802
Total assets	$6,964,785	$5,805,138
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,132,648	$925,571
Interest checking	1,714,944	1,483,589
Savings and money market	1,828,332	1,511,589
Certificates of deposit	703,873	532,424
Brokered deposits	217,681	179,994
Total deposits	5,597,478	4,633,167
Short-term borrowings	567,436	500,621
Junior subordinated debentures	61,290	44,331
Accrued interest and other liabilities	98,527	95,788
Total liabilities	6,324,731	5,273,907
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 16,885,571 and 14,579,339 on March 31, 2025 and December 31, 2024, respectively	213,589	116,425
Retained earnings	508,720	509,452
Accumulated other comprehensive loss	(82,255)	(94,646)
Total shareholders’ equity	640,054	531,231
Total liabilities and shareholders’ equity	$6,964,785	$5,805,138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2025	2024
Interest Income
Interest and fees on loans	$66,549	$51,709
Taxable interest on investments	9,772	7,027
Nontaxable interest on investments	468	465
Dividend income	520	312
Other interest income	1,086	670
Total interest income	78,395	60,183
Interest Expense
Interest on deposits	24,621	23,178
Interest on borrowings	4,018	5,198
Interest on junior subordinated debentures	898	534
Total interest expense	29,537	28,910
Net interest income	48,858	31,273
Provision (credit) for credit losses	9,429	(2,102)
Net interest income after provision (credit) for credit losses	39,429	33,375
Non-Interest Income
Debit card income	3,233	2,866
Service charges on deposit accounts	2,318	2,027
Income from fiduciary services	1,838	1,749
Brokerage and insurance commissions	1,697	1,239
Bank-owned life insurance	660	683
Mortgage banking income, net	508	808
Other income	942	950
Total non-interest income	11,196	10,322
Non-Interest Expense
Salaries and employee benefits	20,243	15,954
Merger and acquisition costs	7,525	—
Furniture, equipment and data processing	4,731	3,629
Net occupancy costs	3,033	2,070
Debit card expense	1,690	1,264
Consulting and professional fees	1,498	860
Amortization of core deposit intangible assets	1,473	139
Regulatory assessments	986	857
Other real estate owned and collection costs, net	90	10
Other expenses	3,182	2,579
Total non-interest expense	44,451	27,362
Income before income tax (benefit) expense	6,174	16,335
Income Tax (Benefit) Expense	(1,152)	3,063
Net Income	$7,326	$13,272
Per Share Data
Basic earnings per share	$0.43	$0.91
Diluted earnings per share	$0.43	$0.91
Cash dividends declared per share	$0.42	$0.42
Weighted average number of common shares outstanding	16,844,827	14,572,051
Diluted weighted average number of common shares outstanding	16,929,815	14,625,771

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Net Income	$7,326	$13,272
Other comprehensive income (loss):
Net change in fair value of debt securities, net of tax	14,402	(3,948)
Net change in fair value of cash flow hedging derivatives, net of tax	(2,005)	2,491
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(6)	(6)
Other comprehensive income (loss)	12,391	(1,463)
Comprehensive Income	$19,717	$11,809

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
Net income	—	—	13,272	—	13,272
Other comprehensive loss, net of tax	—	—	—	(1,463)	(1,463)
Stock-based compensation expense	—	782	—	—	782
Issuance of vested share awards, net of repurchase for tax withholdings	27,878	65	—	—	65
Cash dividends declared ($0.42 per share)	—	—	(6,143)	—	(6,143)
Balance at March 31, 2024	14,593,830	$116,449	$488,143	$(103,015)	$501,577
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
Net income	—	—	7,326	—	7,326
Other comprehensive income, net of tax	—	—	—	12,391	12,391
Stock-based compensation expense	—	827	—	—	827
Issuance of vested share awards, net of repurchase for tax withholdings	22,450	(153)	—	—	(153)
Common stock issued for acquisition of Northway Financial, Inc. (Note 3)	2,283,782	96,490	—	—	96,490
Cash dividends declared ($0.42 per share)(1)	—	—	(8,058)	—	(8,058)
Balance at March 31, 2025	16,885,571	$213,589	$508,720	$(82,255)	$640,054
(1)    Cash dividends declared during the three months ended March 31, 2025 were $961,000 more than cash dividends declared for the fourth quarter of 2024 due to the dividends declared on common shares that were issued in connection with the Northway acquisition that closed on January 2, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating Activities
Net Income	$7,326	$13,272
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(41,934)	(40,732)
Proceeds from the sale of mortgage loans	42,320	41,913
Gain on sale of mortgage loans, net of origination costs	(497)	(470)
Provision (credit) for credit losses	9,429	(2,102)
Depreciation and amortization expense	1,512	815
Investment securities amortization and accretion, net	(400)	442
Stock-based compensation expense	827	782
Amortization of core deposit intangible assets	1,473	139
Purchase accounting accretion, net	(4,368)	(26)
Net (decrease) increase in derivative collateral received from counterparties	(1,340)	6,460
Deferred income tax (benefit) expense	(678)	541
(Decrease) Increase in other assets	(537)	888
Decrease in other liabilities	(12,099)	(4,163)
Net cash provided by operating activities	1,034	17,759
Investing Activities
Cash received in Northway acquisition	48,261	—
Proceeds from maturities of available-for-sale debt securities	22,025	17,392
Proceeds from sales of available-for-sale debt securities	56,432	—
Purchase of available-for-sale debt securities	(75,582)	—
Proceeds from maturities and recoveries of held-to-maturity securities	7,442	6,860
Purchase of held-to-maturity securities	(5,000)	—
Net decrease (increase) in loans	11,163	(27,493)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(10,623)	(4,639)
Proceeds from sale of Federal Home Loan Bank stock	9,438	3,641
Purchase of premises and equipment	(1,761)	(545)
Recoveries of previously charged-off loans	171	—
Net cash provided by (used in) investing activities	61,966	(4,784)
Financing Activities
Net decrease in deposits	(7,418)	(45,836)
Net proceeds from borrowings less than 90 days	1,316	25,892
Proceeds from the Bank Term Funding Program	—	225,000
Repayment of Bank Term Funding Program	—	(135,000)
Repayments of Federal Home Loan Bank long-term advances	(45,000)	—
Issuance of restricted stock, net of repurchase for tax withholdings	(153)	65
Cash dividends paid on common stock	(7,097)	(6,137)
Finance lease payments	(197)	(44)
Net cash (used in) provided by financing activities	(58,549)	63,940
Net increase in cash, cash equivalents and restricted cash	4,451	76,915
Cash, cash equivalents, and restricted cash at beginning of period	214,963	99,804
Cash, cash equivalents and restricted cash at end of period	$219,414	$176,719

	Three Months Ended March 31,
(In thousands)	2025	2024
Supplemental information
Interest paid	$29,476	$28,528
Income taxes paid	126	103
Cash dividends declared, not paid	7,097	6,137
Change in fair value hedges presented within residential real estate loans and other assets	2,131	4,416
Assets acquired in Northway acquisition, excluding cash received	1,165,001	—
Liabilities assumed in Northway acquisition	1,116,771	—
Common stock issued for Northway acquisition	96,490	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of March 31, 2025 and December 31, 2024, the consolidated statements of income for the three months ended March 31, 2025 and 2024, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A (“CCTA”), Union Bankshares Capital Trust I (“UBCT”), Northway Capital Trust III (“NCT III”) and Northway Capital Trust IV (“NCT IV”). These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2025, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-For-Sale	GAAP:	Generally Accepted Accounting Principles in the United States
ALCO:	Asset/Liability Committee	GDP:	Gross Domestic Product
ACL:	Allowance for Credit Losses	HTM:	Held-To-Maturity
AOCI:	Accumulated Other Comprehensive Income (Loss)	Management ALCO:	Management Asset/Liability Committee
ASC:	Accounting Standards Codification	MBS:	Mortgage-Backed Security
ASU:	Accounting Standards Update	N/A:	Not Applicable
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	NCT III:	Northway Capital Trust III, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
BOLI:	Bank-owned life insurance	NCT IV:	Northway Capital Trust IV, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
Board ALCO:	Board of Directors' Asset/Liability Committee	Northway:	Northway Financial, Inc., the bank holding company of Northway Bank, acquired by the Company on January 2, 2025
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by the Company	N.M.:	Not Meaningful
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	OCC:	Office of the Comptroller of the Currency
CD:	Certificate of Deposits	OCI:	Other Comprehensive Income (Loss)
Company:	Camden National Corporation	OREO:	Other Real Estate Owned
CMO:	Collateralized Mortgage Obligation	PCD:	Purchase Credit Deteriorated
EPS:	Earnings Per Share	SERP:	Supplemental Executive Retirement Plans
FASB:	Financial Accounting Standards Board	SOFR:	Secured Overnight Financing Rate
FDIC:	Federal Deposit Insurance Corporation	TDR:	Troubled-Debt Restructured Loan
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by the Company
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America

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

NOTE 3 – BUSINESS COMBINATIONS

On January 2, 2025, the Company completed its acquisition of Northway Financial, Inc. (“Northway”) in an all-stock transaction in which Northway merged with and into the Company, with the Company surviving (the “Merger”). The Company acquired 100% of Northway’s outstanding common stock. Additionally, Northway Bank, a wholly owned subsidiary of Northway, merged with and into Camden National Bank, with Camden National Bank continuing as the surviving bank. The Merger qualified as a tax-free reorganization for federal income tax purposes.

At the effective time of the Merger, each share of Northway’s common stock was converted into the right to receive 0.83 shares of the Company’s common stock, with cash paid in lieu of any fractional shares. Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger remained outstanding and was unchanged by the Merger. The total consideration payable by the Company was $96.5 million, based on the Company’s January 2, 2025 (acquisition date) closing price of $42.25, as reported by Nasdaq. In total, the Company issued 2.3 million shares of its common stock, representing 14% of the outstanding shares of the Company’s common stock at the time of issuance.

The Merger expanded the Company’s presence in New Hampshire by adding 17 branches, and increased the Company’s size and scale. This expansion provides the opportunity to build a greater recognition and awareness of the Company’s brand with its increased presence in New Hampshire. The expanded presence of the Company is expected to drive profitability and shareholder value through opportunities for growth, broader product offerings, higher lending limits and anticipated efficiencies. As of March 31, 2025, the combined Company had 73 branches and $7.0 billion in assets.

The Company accounted for the Northway acquisition as a business combination under the acquisition method of accounting. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date (with limited exceptions). Additionally, the acquisition method does not provide for acquisition expenses to be capitalized as part of the transaction. The Company incurred $7.5 million of certain non-recurring, Merger- related costs during the three months ended March 31, 2025. These non-recurring expenses are presented as merger and acquisition costs within non-interest expense on the consolidated statements of income.

The Company generated $59.1 million of provisional goodwill in connection with the Northway acquisition that has been allocated to the Company's banking reporting unit (Camden National Bank). The goodwill generated represents the synergies expected from combining operations of the two organizations, including, but not limited to, systems conversion, consolidation of certain locations, and reduced headcount across operation teams. The goodwill generated from the transaction is not deductible for tax purposes. The Company’s calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to estimates becomes available. As the Company finalizes its analysis of acquired assets and liabilities, there may be adjustments to the recorded carrying values.

The following table summarizes the consideration paid for Northway and the estimated fair value of the assets acquired and liabilities assumed as of the date of the Northway acquisition:

(In thousands except shares)	As Acquired	Purchase Accounting Adjustments	As Recorded at Acquisition
Consideration Paid:
Company common stock (2,283,782 shares at $42.25 per share)			$96,490

Recognized Identified Assets Acquired and Liabilities Assumed, at Fair Value:
Assets
Loans and loans held for sale(1)	$864,031	$(91,439)	$772,592
Investments	229,222	732	229,954
Cash and due from banks	48,261	—	48,261
Deferred tax assets	14,006	4,644	18,650
Premises and equipment	9,303	7,547	16,850
Core deposit intangible assets	—	48,058	48,058
Bank-owned life insurance	4,372	—	4,372
Other assets	14,394	1,059	15,453
Total Assets	1,183,589	(29,399)	1,154,190

Liabilities
Deposits	971,899	(226)	971,673
Short-term borrowings	65,499	—	65,499
Long-term borrowings	45,000	184	45,184
Junior subordinated debentures	20,620	(3,736)	16,884
Other liabilities	17,940	(407)	17,533
Total Liabilities	1,120,958	(4,185)	1,116,773

Total identified assets acquired and liabilities assumed, at fair value	$62,631	$(25,214)	37,417

Goodwill			$59,073
(1)    The purchase accounting adjustment on loans and loans held for sale is net of the acquired allowance for credit losses (“ACL”) on loans of $10.2 million and acquired net deferred origination costs of $2.0 million, as these balances were eliminated in purchase accounting. Additionally, the Company established an ACL on acquired loans designated as purchase credit deteriorated (“PCD”) of $3.1 million and this has been included in the loan and loans held for sale fair value adjustment. The purchase accounting adjustment on loans and loans held for sale before the adjustments for ACL on acquired loans and net deferred origination costs was a discount on the acquired loan balance of $96.7 million.

Purchase accounting adjustments to assets acquired and liabilities assumed generally are amortized using an effective yield, straight-line basis, or other reasonable method consistent with the expected benefit over periods consistent with the estimated useful life or contractual term of the related assets and liabilities.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans and loans held for sale — The acquired loans were recorded at fair value. The fair value of the acquired loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of the fair value of loans acquired and the results were reviewed by management. The overall discount on the acquired loans was primarily the result of market interest rates as of the acquisition date being higher than the stated interest rates of the acquired loans. For the three months ended March 31, 2025, the Company recorded $4.3 million of net loan accretion attributable to the fair value discount for interest rate marks on all the acquired loans and the credit marks for all non-PCD loans since the acquisition date.

The acquired loan portfolio was segmented into two segments: (1) PCD loans and (2) non-PCD loans.

PCD Loans. The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the credit losses expected at the time of acquisition. The Company determined criteria to designate loans that had seen a more-than-insignificant deterioration in credit quality, such as loans in default, extensive delinquency issues, and risk rating downgrades to determine the PCD segment. Any non-credit discount resulting from the acquired pool of PCD financial assets is allocated to each individual asset. At the acquisition date, the initial ACL determined on a collective or individual basis is allocated to individual assets to appropriately allocate any non-credit discount. For PCD loans, an ACL is recognized at acquisition date by allocating the fair value of the determined credit marks to the ACL.

The following table provides details related to the fair value of acquired PCD loans:

(In thousands)	As of January 2, 2025
Unpaid principal balance of acquired PCD loans	$103,048
Interest and liquidity discount	(9,407)
ACL on PCD loans	(3,071)
Fair value of acquired PCD loans	$90,570

Non-PCD Loans. Acquired loans that are not designated as PCD loans are designated as non-PCD loans. For loans designated as non-PCD, in determining the fair value of the acquired loans, the credit risk component is accounted for within the reported loan balance as of the acquisition date. For non-PCD loans, the associated interest and credit marks are recognized within net interest income over the life of the acquired loan using the effective-yield method, as appropriate.

The following table provides details related to the fair value of acquired non-PCD loans:

(In thousands)	As of January 2, 2025
Unpaid principal balance of acquired non-PCD loans	$769,036
Interest and liquidity discount	(80,771)
Credit risk discount	(6,243)
Fair value of acquired non-PCD loans	$682,022

As of the acquisition date, the acquired non-PCD loans are accounted for within the Company’s ACL model and an ACL on loans is established within a corresponding charge to provision for credit losses on the statements of income. The non-PCD loans were pooled based on similar characteristics to the Company’s segmentation. On acquisition date, the Company established an ACL on loans and recognized a $6.3 million provision for credit losses associated with the acquisition of non-PCD loans.

Investments — The Company acquired bond investments as part of the Northway acquisition. The fair value of the acquired bond investments at the acquisition date was estimated using quoted broker pricing for identical securities and an independent third-party pricing service.

Cash and due from banks — The fair values of cash and due from banks approximate the respective carrying amounts as the instruments are payable on demand or have short-term maturities.

Deferred tax assets — The Company acquired deferred tax assets and assumed deferred tax liabilities as part of the Northway acquisition. Deferred tax assets and liabilities are presented on a net basis on the consolidated statements of condition and are not recorded at fair value in accordance with GAAP. The Merger qualified as a stock transaction for tax purposes, and, accordingly, the tax basis of the assets acquired and liabilities assumed was not adjusted, creating temporary timing differences for the various fair value adjustments.

Premises and equipment — The fair value of acquired bank premises was determined utilizing independent third-party appraisals and other methods.

Core deposit intangible assets — Core deposit intangible assets were determined using the discounted cash flow method, plus the tax amortization benefit. The fair value of core deposit intangible assets was derived by comparing the interest rate and servicing costs that the Company pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company when compared to alternative funding sources. Refer to Note 6 for further discussion of the Company’s core deposit intangible assets and amortization.

Deposits —The fair value of acquired checking, savings, and money market accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of CDs was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

Borrowings — The fair value of trust preferred securities was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate. The fair value on the FHLBB advances was based on the actual selling price at or near the acquisition date. The fair value of acquired retail repurchase agreements was assumed to approximate its carrying value.

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Northway and assuming it was completed as of January 1, 2024. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Northway had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Information for the three months ended March 31, 2025 reflects the actual results of the Company excluding merger costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. Information for the three months ended March 31, 2024 includes Northway’s calculated results for the three months ended March 31, 2024. The calculated results reflect adjustments related to the amortization or accretion of purchase accounting fair value adjustments, merger and acquisition costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. The unaudited pro forma information below does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Pro Forma (Unaudited) Three Months Ended March 31,
(In thousands)	2025	2024
Total revenues(1)	$60,054	$56,538
Net income	16,047	7,558
(1) Revenue is defined as the sum of net interest income plus non-interest income.

NOTE 4 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of March 31, 2025 and December 31, 2024, the fair value of the Company's trading securities was $4.9 million and $5.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
Obligations of states and political subdivisions	$5,421	$1	$(108)	$5,314
MBS issued or guaranteed by U.S. government-sponsored enterprises	686,698	4,303	(57,809)	633,192
CMO issued or guaranteed by U.S. government-sponsored enterprises	188,333	1,026	(7,976)	181,383
Subordinated corporate bonds	17,693	—	(1,452)	16,241
Total AFS debt securities	$898,145	$5,330	$(67,345)	$836,130
December 31, 2024
Obligations of states and political subdivisions	$5,423	$—	$(134)	$5,289
MBS issued or guaranteed by U.S. government-sponsored enterprises	493,766	353	(69,163)	424,956
CMO issued or guaranteed by U.S. government-sponsored enterprises	156,131	502	(9,154)	147,479
Subordinated corporate bonds	17,683	—	(1,658)	16,025
Total AFS debt securities	$673,003	$855	$(80,109)	$593,749

As of March 31, 2025 and December 31, 2024, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. As of March 31, 2025, the net unrealized losses on the transferred securities reported within AOCI were $40.7 million, net of a deferred tax asset of $11.8 million, and as of December 31, 2024 were $41.8 million, net of a deferred tax asset of $11.4 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of March 31, 2025 and December 31, 2024, were $49.0 million, net of a deferred tax asset of $14.1 million, and $62.2 million, net of a deferred tax asset of $17.0 million, respectively.

The following table details the Company's sales of AFS debt securities for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Proceeds from sales(1)	$56,432	$—
Gross realized gains	—	—
Gross realized losses	—	—
(1)     The Company sold certain AFS debt securities acquired in the acquisition of Northway shortly after the acquisition date at fair value, and, therefore, no gain or loss was recognized on the sale.

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Obligations of states and political subdivisions	9	$719	$(3)	$3,618	$(105)	$4,337	$(108)
MBS issued or guaranteed by U.S. government-sponsored enterprises	141	22,408	(67)	353,254	(57,742)	375,662	(57,809)
CMO issued or guaranteed by U.S. government-sponsored enterprises	52	46,848	(151)	54,633	(7,825)	101,481	(7,976)
Subordinated corporate bonds	9	—	—	15,741	(1,452)	15,741	(1,452)
Total AFS debt securities	211	$69,975	$(221)	$427,246	$(67,124)	$497,221	$(67,345)
December 31, 2024
Obligations of states and political subdivisions	11	$1,377	$(7)	$3,597	$(127)	$4,974	$(134)
MBS issued or guaranteed by U.S. government-sponsored enterprises	136	36,732	(260)	352,823	(68,903)	389,555	(69,163)
CMO issued or guaranteed by U.S. government-sponsored enterprises	47	36,146	(227)	55,540	(8,927)	91,686	(9,154)
Subordinated corporate bonds	10	494	(6)	15,531	(1,652)	16,025	(1,658)
Total AFS debt securities	204	$74,749	$(500)	$427,491	$(79,609)	$502,240	$(80,109)

For the three months ended March 31, 2025 and 2024, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of March 31, 2025 and December 31, 2024, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.3 million and $1.7 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity as of March 31, 2025, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$116	$116
Due after one year through five years	11,695	11,207
Due after five years through ten years	11,303	10,232
Due after ten years	—	—
Subtotal	23,114	21,555
Mortgage-related securities	875,031	814,575
Total	$898,145	$836,130

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
Obligations of U.S. government-sponsored enterprises	$7,763	$—	$(471)	$7,292
Obligations of states and political subdivisions	55,588	27	(2,330)	53,285
MBS issued or guaranteed by U.S. government-sponsored enterprises	289,272	—	(23,035)	266,237
CMO issued or guaranteed by U.S. government-sponsored enterprises	139,650	181	(13,169)	126,662
Subordinated corporate bonds	24,409	608	(321)	24,696
Total HTM debt securities	$516,682	$816	$(39,326)	$478,172
December 31, 2024
Obligations of U.S. government-sponsored enterprises	$7,729	$—	$(647)	$7,082
Obligations of states and political subdivisions	56,047	96	(1,872)	54,271
MBS issued or guaranteed by U.S. government-sponsored enterprises	292,170	—	(28,980)	263,190
CMO issued or guaranteed by U.S. government-sponsored enterprises	142,467	150	(15,747)	126,870
Subordinated corporate bonds	19,365	476	(430)	19,411
Total HTM debt securities	$517,778	$722	$(47,676)	$470,824
(1)Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of March 31, 2025 and December 31, 2024, the unamortized unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $823,000 and $856,000 in obligations of U.S. government-sponsored enterprises, (2) $5.0 million and $5.1 million in obligations of state and political subdivisions, (3) $29.9 million and $30.8 million in MBS, (4) $15.9 million and $16.4 million in CMO, and (5) $47,000 and $54,000 in subordinated corporate bonds, respectively.

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

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$—	$—
Charge-offs	—	—
Recoveries	—	910
(Credit) provision for credit losses	—	(910)
Ending balance	$—	$—

The Company evaluated its HTM debt securities with an amortized cost as of March 31, 2025 and December 31, 2024, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of March 31, 2025 and December 31, 2024, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, total accrued interest receivable on HTM debt securities was $1.4 million and $1.6 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of March 31, 2025 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$356	$355
Due after one year through five years	7,434	7,350
Due after five years through ten years	33,906	33,475
Due after ten years	46,064	44,093
Subtotal	87,760	85,273
Mortgage-related securities	428,922	392,899
Total	$516,682	$478,172

AFS and HTM Debt Securities Pledged

As of March 31, 2025 and December 31, 2024, AFS and HTM debt securities with an amortized cost of $743.5 million and $519.9 million and estimated fair values of $680.5 million and $449.0 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB, FRB and other correspondent bank common stock are each reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its other investments for the three months ended March 31, 2025 and 2024.

The following table summarizes the Company's other investments as presented on the consolidated statements of condition, as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
FHLBB	$17,513	$17,140
FRB	8,701	5,374
Other	70	—
Total other investments	$26,284	$22,514

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,685,852	$1,387,252
Commercial real estate - owner-occupied	381,246	324,712
Commercial	487,409	382,785
Total commercial loans	2,554,507	2,094,749
Retail Loans:
Residential real estate	2,028,062	1,752,249
Home equity	283,491	253,251
Consumer	19,026	15,010
Total retail loans	2,330,579	2,020,510
Total loans	$4,885,086	$4,115,259

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Net unamortized loan origination costs	$6,587	$6,685
Net unamortized fair value mark discount on acquired loans	(91,974)	(79)
Total	$(85,387)	$6,606

The Company's lending activities are primarily conducted in Maine and New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Refer to Note 3 for further details on loans acquired through the acquisition of Northway on January 2, 2025.

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2025 and December 31, 2024, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended March 31, 2025 and 2024, the Company sold $42.3 million and $41.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $497,000 and $470,000, respectively.

As of March 31, 2025 and December 31, 2024, the Company had certain residential mortgage loans with a principal balance of $11.0 million and $10.9 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of March 31, 2025 and December 31, 2024, it had recorded unrealized gains of $24,000 and $126,000, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded the change in unrealized losses on loans held for sale within mortgage banking income, net, on the Company's consolidated statements of income of $102,000 and $85,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of March 31, 2025 and December 31, 2024. Refer to Note 10 for further discussion of the Company's forward delivery commitments.

ACL on Loans

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:
•The Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, along with the Credit Risk and Special Assets teams, oversees the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee. As of January 1, 2025, the Management Provision Committee is comprised of the Company’s chief executive officer, chief financial officer, chief credit officer and certain members of senior management within Accounting, Credit Risk, and Collections and Special Assets. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.
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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2025 and December 31, 2024, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or for the Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	—	(191)	(896)	(4)	(3)	(26)	(1,120)
Recoveries	1	51	110	6	—	3	171
Acquired PCD loans(1)	1,659	340	575	305	165	27	3,071
Provision for loans losses
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision (credit) for loan losses	60	671	(326)	1,607	589	(21)	2,580
Total provision for loan losses	2,395	1,511	490	3,586	857	34	8,873
Ending balance, March 31, 2025	$18,952	$4,192	$6,135	$13,872	$3,416	$156	$46,723
As of or for the Three Months Ended March 31, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(309)	—	—	(36)	(345)
Recoveries	7	—	92	6	80	2	187
(Credit) provision for loan losses	(1,294)	(60)	(192)	305	63	14	(1,164)
Ending balance, March 31, 2024	$15,294	$2,230	$4,460	$10,565	$2,360	$704	$35,613
As of or for the Year Ended December 31, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(1,784)	—	(1)	(98)	(1,883)
Recoveries	10	—	455	26	98	34	623
(Credit) provision for loan losses	(1,694)	191	2,316	(301)	83	(542)	53
Ending balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
(1)     Upon acquisition of Northway on January 2, 2025, the Company designated certain acquired loans with an unpaid principal balance of $103.0 million as PCD loans. Refer to Note 3 for further discussion of the Company's designation of PCD loans.
During the first quarter of 2025, the Company completed its assessment of significant model inputs and assumptions within its discounted cash flow analysis used for estimating its ACL on loans and determined there were no material changes to the methodology. However, the Company did update one significant key assumption during the quarter within the Macroeconomic (loss) driver. As of March, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in National GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in National GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National Retail Sales.

As of March 31, 2025 and December 31, 2024, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $15.8 million and 12.7 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio and imposes internal credit concentration limits that includes consideration of regulatory requirements, which are reviewed quarterly by the Credit Risk Policy Committee. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31, 2025, the Company's total exposure to the lessors of residential buildings' industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) and the lessors of nonresidential buildings' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) were both 13% of total loans and 32% and 31% of commercial real estate loans, respectively. There were no other industry exposures exceeding 10%

of the Company's total loan portfolio as of March 31, 2025.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended March 31, 2025
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$20,787	$103,372	$118,621	$396,328	$328,044	$657,605	$—	$—	$1,624,757
Special mention (Grade 7)	—	—	—	466	—	6,990	—	—	7,456
Substandard (Grade 8)	—	—	194	27,147	—	26,298	—	—	53,639
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$20,787	$103,372	$118,815	$423,941	$328,044	$690,893	$—	$—	$1,685,852
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$3,106	$54,050	$35,931	$54,369	$85,747	$128,002	$—	$—	$361,205
Special mention (Grade 7)	—	—	—	—	11	378	—	—	389
Substandard (Grade 8)	—	200	1,043	3,630	1,973	12,806	—	—	19,652
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$3,106	$54,250	$36,974	$57,999	$87,731	$141,186	$—	$—	$381,246
Gross charge-offs for the three months ended	$—	$—	$—	$185	$—	$6	$—	$—	$191
Commercial
Risk rating
Pass (Grades 1-6)	$40,116	$86,887	$29,056	$51,723	$26,092	$64,567	$140,153	$39,924	$478,518
Special mention (Grade 7)	—	520	—	—	—	—	397	—	917
Substandard (Grade 8)	—	121	545	1,982	285	1,203	2,080	1,758	7,974
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$40,116	$87,528	$29,601	$53,705	$26,377	$65,770	$142,630	$41,682	$487,409
Gross charge-offs for the three months ended	$—	$—	$462	$68	$—	$307	$49	$10	$896
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$35,964	$149,164	$164,547	$581,766	$575,651	$514,071	$416	$1,167	$2,022,746
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	1,119	950	3,247	—	—	5,316
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$35,964	$149,164	$164,547	$582,885	$576,601	$517,318	$416	$1,167	$2,028,062
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$4	$—	$—	$4
Home equity
Risk rating
Performing	$581	$4,825	$15,772	$20,891	$611	$13,963	$209,326	$16,383	$282,352
Non-performing	—	—	—	—	—	40	734	165	939
Total home equity	$581	$4,825	$15,772	$20,891	$611	$14,003	$210,060	$16,548	$283,291
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$3	$3
Consumer
Risk rating
Performing	$3,166	$4,184	$5,061	$3,124	$924	$952	$1,608	$—	$19,019
Non-performing	—	—	5	—	—	2	—	—	7
Total consumer	$3,166	$4,184	$5,066	$3,124	$924	$954	$1,608	$—	$19,026
Gross charge-offs for the three months ended	$—	$—	$18	$6	$—	$—	$2	$—	$26

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the year ended December 31, 2024
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$91,377	$107,607	$324,743	$285,862	$140,686	$390,527	$—	$—	$1,340,802
Special mention (Grade 7)	—	—	—	—	342	225	—	—	567
Substandard (Grade 8)	—	195	25,252	—	—	20,436	—	—	45,883
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$91,377	$107,802	$349,995	$285,862	$141,028	$411,188	$—	$—	$1,387,252
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$53,436	$31,141	$48,633	$71,629	$19,582	$89,092	$—	$—	$313,513
Special mention (Grade 7)	—	—	—	1,900	—	304	—	—	2,204
Substandard (Grade 8)	—	540	822	191	—	7,442	—	—	8,995
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$53,436	$31,681	$49,455	$73,720	$19,582	$96,838	$—	$—	$324,712
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$81,815	$26,918	$44,283	$30,134	$16,644	$23,014	$115,795	$37,211	$375,814
Special mention (Grade 7)	534	—	—	—	—	—	282	—	816
Substandard (Grade 8)	—	1,030	706	159	125	1,175	984	1,976	6,155
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$82,349	$27,948	$44,989	$30,293	$16,769	$24,189	$117,061	$39,187	$382,785
Gross charge-offs for the year ended	$—	$146	$47	$54	$89	$1,017	$357	$74	$1,784
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$133,856	$151,020	$500,756	$502,285	$204,756	$255,104	$406	$1,175	$1,749,358
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	778	—	2,113	—	—	2,891
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$133,856	$151,020	$500,756	$503,063	$204,756	$257,217	$406	$1,175	$1,752,249
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating:
Performing	$3,708	$13,961	$20,003	$439	$302	$13,378	$185,581	$15,448	$252,820
Non-performing	—	—	—	—	—	—	264	159	423
Total home equity	$3,708	$13,961	$20,003	$439	$302	$13,378	$185,845	$15,607	$253,243
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consumer
Risk rating:
Performing	$4,307	$3,188	$2,784	$1,080	$380	$2,102	$1,151	$—	$14,992
Non-performing	—	—	15	—	—	3	—	—	18
Total consumer	$4,307	$3,188	$2,799	$1,080	$380	$2,105	$1,151	$—	$15,010
Gross charge-offs for the year ended	$—	$47	$18	$14	$5	$—	$14	$—	$98

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
March 31, 2025
Commercial real estate - non-owner-occupied	$29	$—	$129	$158	$1,685,694	$1,685,852	$—
Commercial real estate - owner-occupied	313	38	130	481	380,765	381,246
Commercial	331	927	696	1,954	485,455	487,409	—
Residential real estate	1,640	798	1,202	3,640	2,024,422	2,028,062	—
Home equity	204	177	332	713	282,778	283,491	—
Consumer	81	58	2	141	18,885	19,026	—
Total	$2,598	$1,998	$2,491	$7,087	$4,877,999	$4,885,086	$—
December 31, 2024
Commercial real estate - non-owner-occupied	$59	$—	$130	$189	$1,387,063	$1,387,252	$—
Commercial real estate - owner-occupied	85	545	430	1,060	323,652	324,712	—
Commercial	373	265	1,548	2,186	380,599	382,785	—
Residential real estate	333	333	974	1,640	1,750,609	1,752,249	—
Home equity	428	141	125	694	252,557	253,251	—
Consumer	55	13	18	86	14,924	15,010	—
Total	$1,333	$1,297	$3,225	$5,855	$4,109,404	$4,115,259	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	March 31, 2025			December 31, 2024
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$128	$—	$128	$129	$—	$129
Commercial real estate - owner-occupied	143	—	143	430	—	430
Commercial	1,803	—	1,803	1,927	—	1,927
Residential real estate	4,322	—	4,322	1,891	—	1,891
Home equity	848	—	848	434	—	434
Consumer	7	—	7	18	—	18
Total	$7,251	$—	$7,251	$4,829	$—	$4,829

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $73,000 and $43,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three months ended March 31, 2025 and 2024.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	March 31, 2025			December 31, 2024
	Collateral Type		Total Collateral -Dependent Loans	Collateral Type		Total Collateral -Dependent Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial real estate - non-owner occupied	$4,434	$—	$4,434	$4,448	$—	$4,448
Commercial	—	—	—	—	669	—
Total	$4,434	$—	$4,434	$4,448	$669	$4,448

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. There were no loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

The Company closely monitors the performance of loans that were previously modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. During the three months ended March 31, 2025 there was one default of a previously modified loan to a borrower experiencing financial difficulty, and no other modified loans were past due. For the three months ended March 31, 2024 there were no previously modified loans to borrowers experiencing financial difficulty that defaulted.

In-Process Foreclosure Proceedings

As of March 31, 2025 and December 31, 2024, the Company had $439,000 and $1.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLBB Advances

FHLBB advances are those borrowings from the FHLBB greater than 90 days. FHLBB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of March 31, 2025 and December 31, 2024, the combined carrying value of residential real estate and commercial loans pledged as collateral was $2.3 and $1.9 billion, respectively.

Refer to Notes 3 and 7 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 6 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

The carrying value of goodwill as of March 31, 2025 and December 31, 2024 is shown in the table below:

(In thousands)	Goodwill
Balance at December 31, 2024	$94,697
2025 Activity(1)	59,073
Balance at March 31, 2025	$153,770
(1)    On January 2, 2025, the Company completed the acquisition of Northway and generated $59.1 million of goodwill. Refer to Note 3 for additional details.

The carrying value of CDI assets at March 31, 2025 and December 31, 2025 is shown in the table below:

	Core Deposit Intangible
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2024	$6,451	$(6,036)	$415
2025 activity	48,058	(1,473)	46,585
Balance at March 31, 2025	$54,509	$(7,509)	$47,000
(1)    On January 2, 2025, the Company completed its acquisition of Northway and recorded CDI assets of $48.1 million that will amortize over a ten year period. Refer to Note 3 for further details. For the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $1.5 million and $139,000, respectively, which was presented within non-interest expense on the consolidated statements of income.

The following table reflects the estimated amortization expense for CDI assets over the period of estimated economic benefit:

(In thousands)	Core Deposit Intangible Assets
2025	$4,419
2026	5,416
2027	5,300
2028	5,161
2029	4,997
Thereafter	21,707
Total	$47,000

NOTE 7 – BORROWINGS

The following summarizes the Company's borrowings as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Short-Term Borrowings:
FHLBB Borrowings(1)	$325,000	$325,000
Customer Repurchase Agreements(2)	242,436	175,621
Total Short-Term Borrowings	$567,436	$500,621
Junior Subordinated Debentures:
CCTA(1)	$36,083	$36,083
UBCT(1)	8,248	8,248
NCT III(1)(3)	8,479	—
NCT IV(1)(3)	8,480	—
Total Junior Subordinated Debentures	$61,290	$44,331
(1)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 10 for further discussion of derivative instruments.
(2)    The Company assumed customer repurchase agreements of $65.5 million through the acquisition of Northway on January 2, 2025. Refer to Note 8 for further discussion of the Company's customer repurchase agreements and to Note 3 for further details of the acquisition of Northway.
(3)    The Company assumed junior subordinated debentures through the acquisition of Northway on January 2, 2025. Refer to Note 3 for further details on the accounting for the junior subordinated debentures on the acquisition date.

Junior Subordinated Debentures

The Company assumed $10.0 million of junior subordinated debentures issued to NCT III, which issued trust preferred securities to the public. The Company acquired all outstanding equity interest in NCT III as part of the Northway acquisition. The Company is obligated to pay interest on the junior subordinated debentures (and NCT III is obligated to pay interest on the trust preferred securities) quarterly. Both the debentures and the trust preferred securities issued by NCT III have a floating rate, which resets quarterly, equal to the three-month CME Term SOFR plus 1.60%. At March 31, 2025, the interest rate on these debentures and trust preferred securities was 6.16%. The debt securities mature on June 15, 2037, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 120 days of the occurrence of certain special redemption events.

The Company assumed $10.0 million of junior subordinated debentures issued to NCT IV, which issued trust preferred securities to the public. The Company acquired all outstanding equity interest in NCT IV as part of the Northway acquisition. The Company is obligated to pay interest on the junior subordinated debentures (and NCT IV is obligated to pay interest on the trust preferred securities) quarterly. Both the debentures and the trust preferred securities have a floating rate, which resets quarterly, equal to the three-month CME Term SOFR plus 1.49%. At March 31, 2025, the interest rate on these debentures and trust preferred securities was 6.05%. The debt securities mature on June 15, 2037, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

NOTE 8 – REPURCHASE AGREEMENTS

The Company can raise additional liquidity by entering into repurchase agreements at its discretion. In a security repurchase agreement transaction, the Company generally will sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a greater price than the original sales price. The difference between the sale price and purchase price is the cost of the proceeds, which is recorded within interest on borrowings on the consolidated statements of income. The securities underlying the agreements are delivered to counterparties as collateral for the repurchase obligations. Because the securities are treated as collateral and the agreement does not qualify for a full transfer of effective control, the transactions do not meet the criteria to be classified as sales and are therefore considered secured borrowing transactions for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. In a repurchase agreement the Company is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Company either deals with established firms when entering into these transactions, or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Company's safekeeping agents.

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Customer Repurchase Agreements(1)(2)(3):
MBS issued or guaranteed by U.S. government-sponsored enterprises	$222,894	$161,397
CMO issued or guaranteed by U.S. government-sponsored enterprises	19,542	14,224
Total	$242,436	$175,621
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.
(3)    The Company assumed customer repurchase agreements of $65.5 million through the acquisition of Northway on January 2, 2025. Refer to Note 3 for further details of the acquisition of Northway.

As of March 31, 2025 and December 31, 2024, certain customers held CDs totaling $268,000 and $333,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

Certain counterparties monitor collateral and may request additional collateral to be posted from time to time.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$896,651	$774,659
Standby letters of credit	5,480	4,553
Total	$902,131	$779,212

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of March 31, 2025 and December 31, 2024, the ACL on off-balance sheet credit exposures was $3.4 million and $2.8 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2025 and 2024, the provision (credit) for credit losses on off-balance sheet credit exposures recorded in provision (credit) for credit losses on the consolidated statements of income was $556,000 and ($27,000), respectively.

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. Assessments of litigation exposure are difficult because they involve inherently unpredictable factors including, but not limited to: whether the proceeding is in the early stages; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. Assessments of class action litigation, which generally is more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, the Company may be unable to estimate reasonably possible losses with respect to every litigation matter it faces.

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2025 and December 31, 2024, respectively.

NOTE 10 – DERIVATIVES AND HEDGING

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $2.2 million will be reclassified as a decrease to interest expense.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
March 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$585,000	Other Assets	$10,127	$293,000	Accrued interest and other liabilities	$1,120
Total derivatives designated as hedging instruments	$585,000		$10,127	$293,000		$1,120
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$344,749	Other assets	$12,890	$344,749	Accrued interest and other liabilities	$12,923
Risk participation agreements	35,407	Other assets	—	66,045	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	8,316	Other assets	84	7,874	Accrued interest and other liabilities	52
Forward delivery commitments	8,414	Other assets	148	2,620	Accrued interest and other liabilities	30
Total derivatives not designated as hedging instruments	$396,886		$13,122	$421,288		$13,005
December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$643,000	Other assets	$14,040	$225,000	Accrued interest and other liabilities	$232
Total derivatives designated as hedging instruments	$643,000		$14,040	$225,000		$232
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$313,413	Other assets	$11,717	$313,413	Accrued interest and other liabilities	$11,787
Risk participation agreements	27,568	Other assets	—	60,228	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	4,737	Other assets	65	5,331	Accrued interest and other liabilities	55
Forward delivery commitments	9,813	Other assets	203	1,110	Accrued interest and other liabilities	4
Total derivatives not designated as hedging instruments	$355,531		$11,985	$380,082		$11,846
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Loans(1)	$449,855	$372,724	$(145)	$(2,276)
Total	$449,855	$372,724	$(145)	$(2,276)

(1)These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the residential real estate loans used in these hedging relationships was $743.2 million and $752.4 million, respectively, and the amount of the designated hedged residential loans was $450.0 million and $375.0 million, respectively.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended March 31, 2025
Interest rate contracts	$—	$—	$—	Interest and fees on loans	$—	$—	$—
Interest rate contracts	—	—	—	Interest on deposits	—	—	—
Interest rate contracts	(851)	(851)	—	Interest on borrowings	620	620	—
Interest rate contracts	(679)	(679)	—	Interest on junior subordinated debentures	116	116	—
Total	$(1,530)	$(1,530)	$—		$736	$736	$—
For the Three Months Ended March 31, 2024
Interest rate contracts	$(88)	$(88)	$—	Interest and fees on loans	$(936)	$(936)	$—
Interest rate contracts	1,989	1,989	—	Interest on borrowings	678	678	—
Interest rate contracts	1,265	1,265	—	Interest on junior subordinated debentures	227	227	—
Total	$3,166	$3,166	$—		$(31)	$(31)	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$66,549	$4,018	$898	$51,709	$5,198	$534
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(3,939)	$—	$—	$(4,416)	$—	$—
Derivatives designated as hedging instruments	$4,856	$—	$—	$5,961	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$620	$116	$(936)	$678	$227
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$620	$116	$(936)	$678	$227
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(Dollars in thousands)		2025	2024
Customer loan swaps	Other expense	$(37)	$19
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	22	85
Forward delivery commitments	Mortgage banking income, net	(81)	98
Total		$(96)	$202

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

As of March 31, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $2.8 million and $11.8 million, respectively. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, as of March 31, 2025 and December 31, 2024, has not posted any collateral as the Company has master netting arrangements with its counterparties. Refer to Note 11 for further information. If the Company had breached any of these provisions as of March 31, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $2.8 million and $11.8 million, respectively.

NOTE 11 – BALANCE SHEET OFFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company nets the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 8 for further discussion of repurchase agreements and Note 10 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2025
Derivative assets:
Customer loan swaps - dealer bank(2)	$10,158	$—	$10,158	$—	$(10,158)	$—
Customer loan swaps - commercial customer(3)	2,732	—	2,732	—	—	2,732
Interest rate contracts(2)	10,127	—	10,127	—	(7,410)	2,717
Total	$23,017	$—	$23,017	$—	$(17,568)	$5,449
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$12,008	$—	$12,008	$—	$—	$12,008
Customer loan swaps - dealer bank(2)	915	—	915	—	—	915
Interest rate contracts(2)	1,120	—	1,120	—	1,120	—
Total	$14,043	$—	$14,043	$—	$1,120	$12,923
Customer repurchase agreements	$242,436	$—	$242,436	$242,436	$—	$—
December 31, 2024
Derivative assets:
Customer loan swaps - dealer bank(2)	$10,660	$—	$10,660	$—	$(2,650)	$8,010
Customer loan swaps - commercial customer(3)	1,057	—	1,057	—	—	1,057
Interest rate contracts(2)	14,040	—	14,040	—	(10,812)	3,228
Total	$25,757	$—	$25,757	$—	$(13,462)	$12,295
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$11,679	$—	$11,679	$—	$—	$11,679
Customer loan swaps - dealer bank(2)	108	—	108	—	—	108
Interest rate contracts(2)	232	—	232	—	232	—
Total	$12,019	$—	$12,019	$—	$232	$11,787
Customer repurchase agreements	$175,621	$—	$175,621	$175,621	$—	$—
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

NOTE 12 – REGULATORY CAPITAL REQUIREMENTS

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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of March 31, 2025 and December 31, 2024, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2025 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2025		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2024		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$631,806	13.13%	10.50%	10.00%	$607,303	15.11%	10.50%	10.00%
Tier 1 risk-based capital ratio	581,722	12.09%	8.50%	6.00%	568,769	14.16%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	518,722	10.78%	7.00%	N/A	525,769	13.09%	7.00%	N/A
Tier 1 leverage capital ratio(1)	581,722	8.58%	4.00%	N/A	568,769	9.90%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$602,259	12.55%	10.50%	10.00%	$575,209	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	552,175	11.51%	8.50%	8.00%	536,676	13.40%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	552,175	11.51%	7.00%	6.50%	536,676	13.40%	7.00%	6.50%
Tier 1 leverage capital ratio	552,175	8.17%	4.00%	5.00%	536,676	9.36%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $44.3 million of junior subordinated debentures in connection with the issuance of trust preferred securities. In the first quarter of 2025 the Company assumed, as part of the Northway acquisition, two additional tranches of junior subordinated debentures totaling $20.6 million, which were subject to fair value purchase accounting at the acquisition date. Refer to Note 7 for additional information regarding the junior subordinated debentures assumed in connection with the Northway acquisition. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of March 31, 2025 and December 31, 2024, $63.0 million and $43.0 million, respectively, of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 13 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	March 31, 2025			March 31, 2024
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$17,239	$(3,975)	$13,264	$(6,557)	$1,409	$(5,148)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,524)	386	(1,138)	(1,528)	328	(1,200)
Net change in fair value	18,763	(4,361)	14,402	(5,029)	1,081	(3,948)
Cash Flow Hedges:
Change in fair value	(1,861)	424	(1,437)	3,142	(675)	2,467
Less: reclassified AOCI gain into interest expense(1)	736	(168)	568	905	(194)	711
Less: reclassified AOCI (loss) gain into interest income(2)	—	—	—	(936)	201	(735)
Net change in fair value	(2,597)	592	(2,005)	3,173	(682)	2,491
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	(8)	2	(6)	(8)	2	(6)
Other comprehensive gain (loss)	$16,158	$(3,767)	$12,391	$(1,864)	$401	$(1,463)
(1)    Reclassified into interest on deposits, borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 10 of the consolidated financial statements for further details.
(2)    Reclassified into interest and fees on loans on the consolidated statements of income. Refer to Note 10 of the consolidated financial statements for further details.
(3)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 15 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2024	$(104,015)	$8,958	$411	$(94,646)
Other comprehensive income (loss) before reclassifications	13,264	(1,437)	—	11,827
Less: Amounts reclassified from AOCI	(1,138)	568	6	(564)
Other comprehensive income (loss)	14,402	(2,005)	(6)	12,391
Balance at March 31, 2025	$(89,613)	$6,953	$405	$(82,255)
Balance at December 31, 2023	$(107,409)	$6,096	$(239)	$(101,552)
Other comprehensive (loss) income before reclassifications	(5,148)	2,467	—	(2,681)
Less: Amounts reclassified from AOCI	(1,200)	(24)	6	(1,218)
Other comprehensive (loss) income	(3,948)	2,491	(6)	(1,463)
Balance at March 31, 2024	$(111,357)	$8,587	$(245)	$(103,015)
(1)    All amounts are net of tax.

NOTE 14 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2025	2024
Debit card interchange income	Debit card income	$3,233	$2,866
Services charges on deposit accounts	Service charges on deposit accounts	2,318	2,027
Fiduciary services income	Income from fiduciary services	1,838	1,749
Investment program income	Brokerage and insurance commissions	1,697	1,239
Other non-interest income	Other income	433	428
Total non-interest income within the scope of ASC 606		9,519	8,309
Total non-interest income not in scope of ASC 606		1,677	2,013
Total non-interest income		$11,196	$10,322

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain former officers of the Company, The components of net periodic pension were as follows for the following periods:

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2025	2024
Interest cost	Other expenses	$229	$181
Total		$229	$181

The Company provides certain medical and life insurance benefits to eligible current and former employees. The components of postretirement benefit costs were as follows for the following periods:

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2025	2024
Service cost	Salaries and employee benefits	$2	$2
Interest cost	Other expenses	41	38
Recognized net actuarial gain	Other expenses	(2)	(1)
Amortization of prior service credit	Other expenses	(6)	(6)
Total		$35	$33

NOTE 16 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2025	2024
Net income	$7,326	$13,272
Dividends and undistributed earnings allocated to participating securities(1)	—	(11)
Net income available to common shareholders	$7,326	$13,261
Weighted-average common shares outstanding for basic EPS(2)	16,844,827	14,572,051
Dilutive effect of stock-based awards(3)	84,988	53,720
Weighted-average common and potential common shares for diluted EPS(2)	16,929,815	14,625,771

Earnings per common share:
Basic EPS	$0.43	$0.91
Diluted EPS	$0.43	$0.91

Awards excluded from the calculation of diluted EPS(4)	—	—
(1)    Represents dividends paid and undistributed earnings allocated to non-vested stock-based awards that contain non-forfeitable rights to dividends.
(2)    The Company issued 2,283,782 shares of common stock as consideration for the acquisition of Northway on January 2, 2025. Refer to Note 3 of the consolidated financial statements for further details.
(3)    Represents the assumed dilutive effect of restricted shares, restricted share units and contingently issuable performance-based awards utilizing the treasury stock method.
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

NOTE 17 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the marketplace obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of March 31, 2025 and December 31, 2024, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2025
Financial assets:
Trading securities	$4,860	$4,860	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,314	—	5,314	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	633,192	—	633,192	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	181,383	—	181,383	—
Subordinated corporate bonds	16,241	—	16,241	—
Loans held for sale	11,059	—	11,059	—
Customer loan swaps	12,890	—	12,890	—
Interest rate contracts	10,127	—	10,127	—
Fixed rate mortgage interest rate lock commitments	84	—	84	—
Forward delivery commitments	148	—	148	—
Financial liabilities:
Deferred compensation	$4,860	$4,860	$—	$—
Customer loan swaps	12,923	—	12,923	—
Interest rate contracts	1,120	—	1,120	—
Fixed rate mortgage interest rate lock commitments	52	—	52	—
Forward delivery commitments	30	—	30	—
December 31, 2024
Financial assets:
Trading securities	$5,243	$5,243	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,289	—	5,289	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	424,956	—	424,956	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	147,479	—	147,479	—
Subordinated corporate bonds	16,025	—	16,025	—
Loans held for sale	11,049	—	11,049	—
Customer loan swaps	11,717	—	11,717	—
Interest rate contracts	14,040	—	14,040	—
Fixed rate mortgage interest rate lock commitments	65	—	65	—
Forward delivery commitments	203	—	203	—
Financial liabilities:
Deferred compensation	$5,243	$5,243	$—	$—
Customer loan swaps	11,787	—	11,787	—
Interest rate contracts	232	—	232	—
Fixed rate mortgage interest rate lock commitments	55	—	55	—
Forward delivery commitments	4	—	4	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2025. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of March 31, 2025 and December 31, 2024, the Company did not have any material, non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used, or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. The Company had no material OREO properties as of March 31, 2025 and December 31, 2024.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2025, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2025, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2025
Financial assets:
Collateral-dependent loans	$4,163	$—	$—	$4,163
December 31, 2024
Financial assets:
Collateral-dependent loans	$4,363	$—	$—	$4,363

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
March 31, 2025
Collateral-dependent loans:
Specifically reserved	$4,163	Market approach appraisal of collateral	Estimated selling costs	6%
December 31, 2024
Collateral-dependent loans:
Specifically reserved	$4,363	Market approach appraisal of collateral	Estimated selling costs	15%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2025
Financial assets:
HTM debt securities	$516,682	$478,172	$—	$478,172	$—
Commercial real estate loans(1)(2)	2,043,954	1,950,877	—	—	1,950,877
Commercial loans(2)	481,274	465,804	—	—	465,804
Residential real estate loans(2)	2,014,190	1,692,477	—	—	1,692,477
Home equity loans(2)	280,075	273,993	—	—	273,993
Consumer loans(2)	18,870	17,034	—	—	17,034
Bank-owned life insurance(3)	109,340	109,340	—	109,340	—
Servicing assets	2,994	5,046	—	—	5,046
Financial liabilities:
Time deposits	$778,873	$774,576	$—	$774,576	$—
Short-term borrowings	567,436	566,987	—	566,987	—
Junior subordinated debentures	61,290	48,758	—	48,758	—
December 31, 2024
Financial assets:
HTM debt securities	$517,778	$470,824	$—	$470,824	$—
Commercial real estate loans(1)(2)	1,694,586	1,569,165	—	—	1,569,165
Commercial loans(2)	376,929	365,556	—	—	365,556
Residential real estate loans(2)	1,742,270	1,494,961	—	—	1,494,961
Home equity loans(2)	250,854	241,992	—	—	241,992
Consumer loans(2)	14,892	13,926	—	—	13,926
Bank-owned life insurance(3)	104,308	104,308		104,308	—
Servicing assets	2,119	4,328	—	—	4,328
Financial liabilities:
Time deposits	$607,245	$603,469	$—	$603,469	$—
Short-term borrowings	500,621	500,292	—	500,292	—
Junior subordinated debentures	44,331	34,357	—	34,357	—
(1)    Commercial real estate loan includes non-owner-occupied and owner-occupied properties.
(2)    The presented carrying amount is net of the allocated ACL on loans.
(3)    Represents a cash surrender life insurance policy recorded at the amount realized upon surrender of the policy, as a result the carrying amount approximates fair value.

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

Statements relating to the Company’s recent acquisition of Northway may also be forward-looking statements. Factors that could cause actual result to differ materially from the forward-looking statements include:

•the reaction to the transaction of the companies’ customers, employees and counterparties;
•customer disintermediation;
•expected synergies, cost savings and other financial benefits of the proposed transaction might not be realized within the expected timeframes or might be less than projected; and
•credit and interest rate risks associated with Camden's and Northway's respective businesses, customers, borrowings, repayment, investment and deposit practices.

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures such as: adjusted net income; adjusted diluted earnings per share; adjusted return on average assets; adjusted return on average equity; pre-tax, pre-provision income; return on average tangible equity and adjusted return on average tangible equity; the efficiency and tangible common equity ratios; net interest income and core net interest margin (both on a fully-taxable equivalent basis); tangible book value per share; core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

Adjusted Net Income; Adjusted Diluted Earnings per Share; Adjusted Return on Average Assets; and Adjusted Return on Average Equity. The following table provides a reconciliation of net income, diluted EPS, return on average assets and return on average equity to adjusted net income, adjusted diluted EPS, adjusted return on average assets and adjusted return on average equity. Certain non-recurring transactions have been excluded to calculate adjusted net income, adjusted diluted EPS, adjusted return on average assets and adjusted return on average equity. We believe the following adjusted financial information and metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For the Three Months Ended
(In thousands, except number of shares, per share data and ratios)	March 31, 2025	March 31, 2024
Adjusted Net Income:
Net income, as presented	$7,326	$13,272
Adjustments before taxes:
Provision for non-PCD acquired loans	6,294	—
Provision for acquired unfunded commitments	249	—
Merger and acquisition costs	7,525	—
Signature Bank bond recovery	—	(910)
Total adjustments before taxes	14,068	(910)
Tax impact of above adjustments(1)	(2,926)	191
Adjustment for deferred tax valuation adjustment(2)	(2,421)	—
Adjusted net income	$16,047	$12,553

Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$0.43	$0.91
Adjustments before taxes:
Provision for non-PCD acquired loans	0.37	—
Provision for acquired unfunded commitments	0.01	—
Merger and acquisition costs	0.45	—
Signature Bank bond recovery	—	(0.06)
Total adjustments before taxes	0.83	(0.06)
Tax impact of above adjustments(1)	(0.17)	0.01
Adjustment for deferred tax valuation adjustment(2)	(0.14)	—
Adjusted diluted earnings per share	$0.95	$0.86

	For the Three Months Ended
(In thousands, except number of shares, per share data and ratios)	March 31, 2025	March 31, 2024
Adjusted Return on Average Assets:
Return on average assets, as presented	0.43%	0.93%
Adjustments before taxes:
Provision for non-PCD acquired loans	0.37%	—%
Provision for acquired unfunded commitments	0.01%	—%
Merger and acquisition costs	0.44%	—%
Signature Bank bond recovery	—%	(0.06)%
Total adjustments before taxes	0.82%	(0.06)%
Tax impact of above adjustments(1)	(0.17)%	0.01%
Adjustment for deferred tax valuation adjustment(2)	(0.14)%	—%
Adjusted return on average assets	0.94%	0.88%

Adjusted Return on Average Equity:
Return on average equity, as presented	4.75%	10.77%
Adjustments before taxes:
Provision for non-PCD acquired loans	4.08%	—%
Provision for acquired unfunded commitments	0.16%	—%
Merger and acquisition costs	4.88%	—%
Signature Bank bond recovery	—%	(0.74)%
Total adjustments before taxes	9.12%	(0.74)%
Tax impact of above adjustments(1)	(1.90)%	0.16%
Adjustment for deferred tax valuation adjustment(2)	(1.57)%	—%
Adjusted return on average equity	10.40%	10.19%
(1)    Assumed a 21% tax rate.
(2)     A one-time deferred tax valuation adjustment of $2.4 million resulted from a change in the apportionment of state income taxes due to the Northway merger.

Pre-Tax, Pre-Provision Income and adjusted pre-tax, pre-provision income. Pre-tax, pre-provision income is a supplemental measure of operating earnings and performance. Pre-tax, pre-provision income is calculated as net income before provision for credit losses and income tax (benefit) expense. This supplemental measure has become more widely used by financial institutions as a measure of financial performance for comparability across financial institutions. Adjusted pre-tax, pre-provision income is a supplemental measure with certain non-recurring expenses excluded. We believe the following adjusted financial information and metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income, as presented	$7,326	$13,272
Adjustment for provision (credit) for credit losses	9,429	(2,102)
Adjustment for income tax (benefit) expense	(1,152)	3,063
Pre-tax, pre-provision income	$15,603	$14,233
Adjustment for merger and acquisition costs	7,525	—
Adjusted pre-tax, pre-provision income	$23,128	$14,233

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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Non-interest expense, as presented	$44,451	$27,362
Adjustment for merger and acquisition costs	(7,525)	—
Adjustment for amortization of core deposit intangible assets	$(1,473)	$(139)
Adjusted non-interest expense	$35,453	$27,223
Net interest income, as presented	$48,858	$31,273
Adjustment for the effect of tax-exempt income(1)	326	150
Non-interest income, as presented	11,196	10,322
Adjusted net interest income plus non-interest income	$60,380	$41,745
GAAP efficiency ratio	74.02%	65.78%
Non-GAAP efficiency ratio	58.72%	65.21%
(1)    Assumed a 21% tax rate.

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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Return on Average Tangible Equity:
Net income, as presented	$7,326	$13,272
Adjustment for amortization of core deposit intangible assets	1,473	139
Tax impact of above adjustment(1)	(309)	(29)
Net income, adjusted for amortization of core deposit intangible assets	$8,490	$13,382
Average equity, as presented	$625,789	$495,513
Adjustment for average goodwill and core deposit intangible assets	(200,125)	(95,604)
Average tangible equity	$425,664	$399,909
Return on average equity	4.75%	10.77%
Return on average tangible equity	8.09%	13.46%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see "Adjusted Net Income" table above)	$16,047	$12,553
Adjustment for amortization of core deposit intangible assets	1,473	139
Tax impact of above adjustment(1)	(309)	(29)
Adjusted net income, adjusted for amortization of core deposit intangible assets	$17,211	$12,663
Adjusted return on average tangible equity	16.40%	12.74%
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

(Dollars in thousands, except number of shares, per share data and ratios)	March 31, 2025	December 31, 2024
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$640,054	$531,231
Adjustment for goodwill and core deposit intangible assets	(200,770)	(95,112)
Tangible shareholders’ equity	$439,284	$436,119
Shares outstanding at period end	16,885,571	14,579,339
Book value per share	$37.91	$36.44
Tangible book value per share	$26.02	$29.91
Tangible Common Equity Ratio:
Total assets	$6,964,785	$5,805,138
Adjustment for goodwill and core deposit intangible assets	(200,770)	(95,112)
Tangible assets	$6,764,015	$5,710,026
Common equity ratio	9.19%	9.15%
Tangible common equity ratio	6.49%	7.64%

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

(Dollars in thousands)	March 31, 2025	December 31, 2024
Total deposits	$5,597,478	$4,633.167
Adjustment for certificates of deposit	(703,873)	(532.424)
Adjustment for brokered deposits	(217,681)	(179.994)
Core deposits	$4,675,924	$3,920.749

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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total average deposits, as presented(1)	$5,330,745	$4,370,688
Adjustment average certificates of deposit	(706,851)	(582,806)
Average core deposits	$4,623,894	$3,787,882
(1)    Brokered deposits are excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

Core Net Interest Margin (fully-taxable equivalent). The following table provides a reconciliation of net interest margin (fully-taxable equivalent) to core net interest margin (fully-taxable equivalent). Certain non-recurring transactions have been excluded to calculate core net interest margin (fully-taxable equivalent). We believe the following adjusted financial information and metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

Core Net Interest Margin (fully-taxable equivalent):
	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net interest margin (fully-taxable equivalent), as presented	3.04%	2.30%
Net accretion income on loans from purchase accounting(1)	(0.30)%	—
Net accretion income on investments from purchase accounting(2)	(0.07)%	—
Net amortization on time deposits and borrowings from purchase accounting(3)	0.01%	—
Core net interest margin (fully-taxable equivalent)	2.68%	2.30%
(1)    Impact from loan fair value mark accretion of $4.3 million.
(2)    Impact from investment fair value accretion of $831,000.
(3)    Impact from time deposits and borrowings amortization of $131,000.

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

There have been no material changes to the Company's critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2024. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for discussion of the Company's critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $7.0 billion in assets as of March 31, 2025, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

The Company operates throughout Maine, with its primary markets and presence being throughout coastal and central Maine and New Hampshire. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

On January 2, 2025, the Company completed its acquisition of Northway Financial, Inc. (“Northway”), the bank holding company of Northway Bank. In mid-March 2025, we successfully completed full information systems and branch integration of the two franchises into Camden National Bank. With the completion of the acquisition, we increased our presence in New Hampshire significantly with the addition of 17 branches and over 100 new employees. As of March 31, 2025, the Company has 73 branches across Maine and New Hampshire and more than 700 employees. Our total assets also increased to $7.0 billion as of March 31, 2025.

The strategic merger of these two long-standing franchises in Northern New England provides significant benefit to our customers through expanded technology, infrastructure, products and services, and lending limits. For our shareholders, the merger provides for an increased presence in higher growth markets, greater access to future merger and acquisition opportunities through an expanded geography, increased scale through cost synergies, and the opportunity for future revenue synergies through product and service offerings.

For the majority of the first quarter of 2025 as we worked to integrate systems and branches, we operated Camden national Bank as two franchises that required separate information systems and technologies, employees, and branding. After the full information systems and branch integration was completed in mid-March, we began to execute on the achievement of cost synergies. Because of this, we anticipate cost synergies will begin to materialize in the second quarter of 2025. As previously disclosed, we anticipate to achieve 35% cost savings of Northway’s legacy franchise, of which we anticipate realizing 75% of those savings during 2025 and 100% thereafter.

Net income and diluted EPS for the three months ended March 31, 2025 was $7.3 million and $0.43, respectively,

decreases of 50% and 57%, respectively, compared to the same period in 2024. Our operating results for the first three months of 2025 were materially impacted by the acquisition of Northway as we (1) combined the financial results of the two companies, (2) incurred acquisition-related costs of $7.5 million (pre-tax), (3) revalued the Company’s legacy deferred tax assets to account for our new deferred tax rate as a combined entity that resulted in a one-time tax benefit of $2.4 million to net income, and (4) recorded a one-time provision expense of $6.5 million associated with the accounting for acquired non-PCD loans. Adjusting for certain one-time transactions associated with the acquisition, on a non-GAAP basis, we reported adjusted net income of $16.0 million and adjusted diluted EPS of $0.95, an increase of 28% and 10%, respectively, over the first quarter of 2024. Additional details on the acquisition and our accounting for the acquisition can be found in Note 3 of the consolidated financial statements.

We continue to anticipate additional acquisition-related costs will be incurred over the coming quarters. In total, we have incurred $10.8 million of acquisition-related costs through March 31, 2025, including those incurred by Northway prior to closing of the acquisition and we estimate we will remain at or under the total estimated spend we initially reported of $13.5 million.

The following table outlines key financial metrics for the periods indicated:

	As Of or For The Three Months Ended			% Change Mar 2025 vs. Dec 2024	% Change Mar 2025 vs. Mar 2024
(In thousands, except per share data and ratios)	March 31, 2025	December 31, 2024	March 31, 2024
Earnings and Profitability
Net income	$7,326	$14,666	$13,272	(50)%	(45)%
Adjusted net income (non-GAAP)	$16,047	$15,086	$12,553	6%	28%
Diluted EPS	$0.43	$1.00	$0.91	(57)%	(53)%
Adjusted diluted EPS (non-GAAP)	$0.95	$1.03	$0.86	(8)%	10%
Return on average assets	0.43%	1.01%	0.93%	(0.58)%	(0.50)%
Adjusted return on average assets (non-GAAP)	0.94%	1.04%	0.88%	(0.10)%	0.06%
Return on average equity	4.75%	10.99%	10.77%	(6.24)%	(6.02)%
Adjusted return on average equity (non-GAAP)	10.40%	11.30%	10.19%	(0.90)%	0.21%
Adjusted return on average tangible equity (non-GAAP)	16.40%	13.88%	12.74%	2.52%	3.66%
Efficiency ratio (non-GAAP)	58.72%	58.22%	65.21%	0.50%	(6.49)%
Balance Sheet and Liquidity
Loans	$4,885,086	$4,115,259	$4,121,040	19%	19%
Deposits	$5,597,478	$4,633,167	$4,551,524	21%	23%
Cash dividends declared per share	$0.42	$0.42	$0.42	—%	—%
Uninsured and uncollateralized deposits to total deposits	14.11%	16.42%	14.80%	(2.31)%	(0.69)%
Available liquidity sources to uninsured and uncollateralized deposits	231.31%	210.61%	207.86%	20.70%	23.45%
Credit Quality and Capital
Non-performing assets to total assets	0.11%	0.11%	0.10%	—%	0.01%
Loans 30-89 days past due to total loans	0.07%	0.05%	0.05%	0.02%	—%
Allowance for credit losses on loans to total loans	0.96%	0.87%	0.86%	0.09%	0.10%
Total risk-based capital ratio	13.13%	15.11%	14.52%	(1.98)%	(1.39)%
Tangible common equity ratio (non-GAAP)	6.49%	7.64%	7.12%	(1.15)%	(0.63)%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans, investments, time deposits and/or borrowings created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended March 31, 2025, net interest income was 81% of total revenues, compared to 75% for the same period in 2024. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income (Fully-Taxable Equivalent). Net interest income on a fully-taxable equivalent basis for the quarter ended March 31, 2025 was $49.2 million, an increase of $17.8 million, or 57%, compared to the first quarter of 2024. The increase between periods consisted of an increase in interest income on a fully-taxable equivalent basis of $18.4 million, or 30%, which was partially offset by an by a slight increase of a $627,000, or 2%, in interest expense.
•Average interest-earning assets totaled $6.4 billion for the first quarter of 2025, which was an increase of $1.0 billion, or 19%, compared to the first quarter of 2024. The increase between periods was largely due to the acquisition of Northway on January 2, 2025. Through the acquisition, we acquired (i) total loans, net of purchase accounting adjustments, of $772.6 million, (ii) total investments, net of purchase accounting adjustments of $230.0 million, and (iii) total cash of $48.3 million. Refer to Note 3 of the consolidated financial statements for further details. In the first quarter of 2025, we recognized net fair value mark accretion from our purchase accounting associated with the acquisition of Northway totaling $5.1 million within interest income, which was made up of $4.3 million of fair value mark accretion on loans and $831,000 of fair value mark accretion on investments. Additionally, between periods the Company’s interest-earning asset yield continued to improve organically and contributed to the increased net interest income as we continued to reinvest cash flows from lower yielding interest-earning assets into new loan originations and investments at higher interest rates.
•Average funding liabilities totaled $6.2 billion for the first quarter of 2025, which was an increase of $1.0 billion, or 20%, compared to the first quarter of 2024. The increase between periods was largely due to the acquisition of Northway on January 2, 2025. Through the acquisition, we acquired (i) total deposits, net of purchase accounting adjustments, of $971.7 million and (ii) assumed borrowings, net of purchase accounting adjustments, of $127.6 million. Despite the significant increase in average funding liabilities between periods, interest expense for the first quarter of 2025 increased just $627,000, or 2%, due to the decrease in our average cost of funds of 33 basis points to 1.94% for the first quarter of 2025. The decrease in our average cost of funds between periods reflects the change in the interest rate environment. The Federal Funds Effective Rate for the first quarter of 2025 was 4.33%, which was 100 basis points lower than the same period of 2025. The other driver for the decrease in our average cost of funds between periods was the acquisition of Northway and the strength of its low-cost deposit franchise.
Net Interest Margin (Fully-Taxable Equivalent). Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis increased 74 basis points over the first quarter of 2024 to 3.04% for the first quarter of 2025. Refer to the discussion above for the drivers for the change between periods. Adjusting for the impact of purchase accounting, which contributed $5.0 million to net interest income for the first quarter of 2025, the Company reported non-GAAP, core net interest margin of 2.68%, an increase of 38 basis points over the first quarter of 2024.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$84,211	$936	4.44%	$44,487	$488	4.34%
Investments - taxable	1,375,818	10,442	3.04%	1,187,699	7,521	2.53%
Investments - nontaxable(1)	62,485	592	3.79%	62,385	589	3.78%
Loans(2):
Commercial real estate	2,065,534	29,377	5.69%	1,682,599	21,007	4.94%
Commercial(1)	409,037	6,514	6.37%	390,019	5,964	6.05%
Municipal(1)	90,554	1,378	6.17%	14,653	160	4.40%
Residential real estate	2,034,024	23,960	4.71%	1,773,077	19,557	4.41%
Consumer and home equity	303,147	5,522	7.39%	257,305	5,047	7.89%
Total loans	4,902,296	66,751	5.45%	4,117,653	51,735	5.00%
Total interest-earning assets	6,424,810	78,721	4.91%	5,412,224	60,333	4.44%
Cash and due from banks	77,740			65,763
Other assets	444,714			276,937
Less: ACL	(44,898)			(36,944)
Total assets	$6,902,366			$5,717,980
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,107,398	$—	—%	$933,321	$—	—%
Interest checking	1,703,056	7,778	1.85%	1,490,185	9,381	2.53%
Savings	894,803	2,156	0.98%	599,791	305	0.20%
Money market	918,637	5,956	2.63%	764,585	6,260	3.29%
Certificates of deposit	706,851	6,490	3.72%	582,806	5,470	3.77%
Total deposits	5,330,745	22,380	1.70%	4,370,688	21,416	1.97%
Borrowings:
Brokered deposits	196,510	2,241	4.62%	133,385	1,762	5.31%
Customer repurchase agreements	236,437	751	1.29%	182,487	728	1.60%
Junior subordinated debentures	61,282	898	5.94%	44,331	534	4.85%
Other borrowings	348,402	3,267	3.80%	401,683	4,470	4.40%
Total borrowings	842,631	7,157	3.44%	761,886	7,494	3.96%
Total funding liabilities	6,173,376	29,537	1.94%	5,132,574	28,910	2.27%
Other liabilities	103,201			89,893
Shareholders' equity	625,789			495,513
Total liabilities & shareholders' equity	$6,902,366			$5,717,980
Net interest income (fully-taxable equivalent)		49,184			31,423
Less: fully-taxable equivalent adjustment		(326)			(150)
Net interest income		$48,858			$31,273
Net interest rate spread (fully-taxable equivalent)			2.97%			2.17%
Net interest margin (fully-taxable equivalent)			3.04%			2.30%
Core net interest margin (fully-taxable equivalent)(3)			2.68%			2.30%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    This is a non-GAAP measure. Please see "Non-GAAP Financial Measures and Reconciliation to GAAP” for additional information.

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

	Three Months Ended March 31, 2025 vs. March 31, 2024
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$431	$17	$448
Investments – taxable	1,190	1,731	2,921
Investments – nontaxable	1	2	3
Commercial real estate	4,782	3,588	8,370
Commercial	291	259	550
Municipal	830	388	1,218
Residential real estate	2,877	1,526	4,403
Consumer and home equity	899	(424)	475
Total interest income (fully-taxable equivalent)	11,301	7,087	18,388
Interest-bearing liabilities:
Interest checking	1,339	(2,942)	(1,603)
Savings	147	1,704	1,851
Money market	1,260	(1,564)	(304)
Certificates of deposit	1,163	(143)	1,020
Brokered deposits	833	(354)	479
Customer repurchase agreements	215	(192)	23
Junior subordinated debentures	204	160	364
Other borrowings	(593)	(610)	(1,203)
Total interest expense	4,568	(3,941)	627
Net interest income (fully-taxable equivalent)	$6,733	$11,028	$17,761

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended March 31,
(In thousands)		2025	2024
Net fair value mark accretion from purchase accounting - Loans	Interest income	$4,316	$23
Net fair value mark accretion from purchase accounting - Investments	Interest income	831	—
Interest income from residential real estate derivatives	Interest income	588	1,519
Net loan origination fees (costs)	Interest income	494	326
Recoveries on previously charged-off acquired loans	Interest income	23	98
Net fair value mark accretion from purchase accounting - Certificates of deposit	Interest expense	(56)	—
Net fair value mark accretion from purchase accounting - Junior subordinated debentures	Interest expense	(75)	—
Total		$6,121	$1,966

Provision (Credit) for Credit Losses
The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Provision (credit) for loan losses(1)	$8,873	$(1,164)	$10,037	(862)%
Provision (credit) for credit losses on off-balance sheet credit exposures(2)	556	(28)	584	(2086)%
Credit for HTM debt securities(3)	—	(910)	910	—%
Provision (credit) for credit losses	$9,429	$(2,102)	$11,531	(549)%
(1)Provision (credit) for loan losses: The Company recorded provision expense of $8.9 million for the first quarter of 2025, primarily driven by the Northway acquisition. Upon completing the acquisition on January 2, 2025, we designated 88% of the acquired loan portfolio as non-PCD and recorded an ACL on loans totaling $6.3 million for acquired non-PCD loans. As required for non-PCD loans, the establishment of the ACL on loans as of the acquisition date was charged to the provision for credit losses on the consolidated statements of income. Additionally, for the first quarter of 2025, we recorded additional provision expense of $2.6 million to account for the macroeconomic uncertainty and the heightened risk of a recession as of March 31, 2025.
The negative provision expense (i.e., credit for credit losses) of $1.2 million recorded for the first quarter of 2024 was driven by strong asset quality and an improved macroeconomic forecast.
(2)Provision (credit) for credit losses on off-balance sheet credit exposures: At March 31, 2025, the ACL on off-balance sheet credit exposures was $3.4 million, as compared to $2.3 million as of March 31, 2024. The increase was driven by the Northway acquisition on January 2, 2025, and an overall increase in our loss reserve levels given the macroeconomic uncertainty and heightened risk of a recession as of March 31, 2025. Unfunded commitments increased $195.2 million between periods.
(3)(Credit) for HTM debt securities: In the first quarter of 2024, the Company sold its Signature Bank corporate bond that it had previously written off for $1.8 million and recovered proceeds of $910,000.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Debit card income(1)	$3,233	$2,866	$367	13%
Service charges on deposit accounts(2)	2,318	2,027	291	14%
Income from fiduciary services	1,838	1,749	89	5%
Brokerage and insurance commissions(3)	1,697	1,239	458	37%
Bank-owned life insurance	660	683	(23)	(3)%
Mortgage banking income, net(4)	508	808	(300)	(37)%
Other income	942	950	(8)	(1)%
Total non-interest income	$11,196	$10,322	$874	8%
Non-interest income as a percentage of total revenues	19%	25%
(1)Debit card income: The increase between periods of $367,000, or 13%, was driven by the acquisition of Northway on January 2, 2025. Through the acquisition, the Company added approximately 28,000 new debit card customers.
(2)Service charges on deposit accounts: The increase between periods of $291,000, or 14%, was driven by the acquisition of Northway on January 2, 2025. Through the acquisition, the Company added approximately 50,000 customer accounts.
(3)Brokerage and insurance commissions: The increase between periods of $458,000, or 37%, was driven by the increase in assets under management to $999.3 million, an increase of $168.8 million, or 16%.

(4)Mortgage banking income, net: The decrease between periods was driven by the negative change in fair value on loans held for sale and residential mortgage loan pipelines. During the first quarter of 2025, the Company sold $41.8 million, or 55%, of its residential mortgage production for the first quarter of 2025, compared to $41.4 million, or 51%, for the same period of 2025. The Company continues to sell the majority of its residential mortgage production in the secondary market,

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Salaries and employee benefits(1)	$20,243	$15,954	$4,289	27%
Furniture, equipment and data processing(1)	4,731	3,629	1,102	30%
Net occupancy costs(1)	3,033	2,070	963	47%
Debit card expense(1)	1,690	1,264	426	34%
Consulting and professional fees(1)	1,498	860	638	74%
Regulatory assessments(1)	986	857	129	15%
Amortization of core deposit intangible assets(2)	1,473	139	1,334	960%
OREO and collection costs, net	90	10	80	N.M.
Merger and acquisition costs(3)	7,525	—	7,525	N.M.
Other expenses(1)	3,182	2,579	603	23%
Total non-interest expense	$44,451	$27,362	$17,089	62%
Ratio of non-interest expense to total revenues	74.02%	65.78%
Efficiency ratio (non-GAAP)	58.72%	65.21%
(1)The increase between periods across these various expense categories was primarily the result of the acquisition of Northway on January 2, 2025. For the majority of the first quarter of 2025, we operated Camden National Bank as two separate and distinct franchises. In mid-March 2025, we completed the information systems and branch integrations, which allows us to begin to optimize the combined organization and obtain our previously communicated cost synergies, primarily through a reduced number of employees, elimination of redundant information systems, technologies and services, and the anticipated consolidation of certain locations. We anticipate these cost savings to begin to materialize in the second quarter of 2025, and we continue to target the realization of 75% of our estimated annual cost take-out of 35% of Northway’s historical annual costs for calendar year 2025.
(2)Amortization of core deposit intangible assets: The increase between periods was the result of the acquisition of Northway on January 2, 2025. While not final, our provisional estimate for CDI assets created as part of the acquisition of Northway totaled $48.1 million, of which we estimate the useful life of the definite-lived intangible asset to be ten years. Refer to Note 3 and Note 6 of the consolidated financial statements for additional information.
(3)Merger and acquisition costs: In the first quarter of 2025, the Company incurred $7.5 million of one-time, acquisition-related costs associated with the acquisition of Northway that closed on January 2, 2025. Through March 31, 2025, the Company has incurred total acquisition-related costs, including those incurred by Northway prior to the closing on January 2, 2025, of $10.8 million. We continue to be on track to meet our target of $13.5 million in total acquisition-related costs, as we anticipate additional one-time, acquisition-related costs to be incurred over the coming quarters.
The acquisition-related costs incurred during the first quarter of 2025 include:

(Dollars in thousands)	Three Months Ended March 31, 2025
Personnel termination-related costs	$4,725
Consulting, legal and accounting-related costs	1,034
Contract termination and conversion-related costs	419
Other costs	1,347
Total	$7,525

Income Tax (Benefit) Expense
The Company recorded an income tax benefit of $1.2 million for the first quarter of 2025, compared to income tax expense of $3.1 million for the first quarter of 2024. In conjunction with the Company’s acquisition of Northway on January 2, 2025, we reassessed the Company’s estimated normalized effective tax rate given the change in the apportionment of income across the states in which the Company primarily operates. We currently estimate the Company’s annualized effective tax rate is 20.6%. However, also upon completion of the Northway acquisition, the Company’s estimated deferred tax rate also changed, increasing from 21.5% to 22.8%, which resulted in a one-time revaluation of the Company’s legacy deferred tax assets and the recognition of a one-time tax benefit of $2.4 million in the first quarter of 2025. Refer to Note 3 of the consolidated financial statements for further discussion.

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents as of March 31, 2025, were $219.4 million, compared to $214.9 million at December 31, 2024. As part of the Company’s acquisition of Northway, it acquired $48.3 million of cash as of January 2, 2025. Shortly thereafter, the Company prepaid all of the FHLBB borrowings assumed from Northway totaling $45.0 million, which largely offset the cash and cash equivalents obtained through the acquisition. The Company continues to actively manage its cash balances. Refer to Note 3 of the consolidated financial statements for further details on acquired assets and liabilities from Northway.

Included within the Company’s cash and cash equivalents balances at March 31, 2025 and December 31, 2024, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position at each reporting date totaling $16.6 million and $13.2 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 10 and 11 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of March 31, 2025 and December 31, 2024, our investment portfolio consisted of MBS, CMO, municipal and subordinated corporate debt securities; FHLBB, FRB and other correspondent bank relationship common stock; and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans.

As of March 31, 2025, the reported value of the Company's total investments portfolio was $1.4 billion, an increase of $244.7 million, or 21%, since December 31, 2024. The change between periods was driven by the following:
•Acquisition of Northway’s investments totaling $230.0 million, net of purchase accounting adjustments, which included (i) investment debt securities of $227.4 million, net of purchase accounting adjustments, all of which we designated as AFS and (ii) FHLBB and other corresponding banking relationship common stock of $2.5 million.
•Sale of $56.4 million of acquired Northway debt securities shortly after acquisition date to restructure the combined investment portfolio. These debt securities were sold at fair value, and, thus, no gain or loss was recognized upon sale.
•Purchase of $75.6 million of debt securities that we designated as AFS, and the purchase of $5.0 million of subordinated corporate debt securities of another regional financial institution that we designated as HTM.
•Pay downs, calls, and maturities of $9.5 million.
•The increase in fair value of the Company’s AFS debt securities of $17.2 million due to the decrease in interest rates between periods.

AFS and HTM Debt Securities. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively.

Our AFS debt securities portfolio, which comprised 60% and 52% of our investment portfolio as of March 31, 2025 and December 31, 2024, respectively, was carried at fair value using Level 2 valuation techniques. Refer to Note 17 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities are carried at amortized cost and comprised 37% and 45% of our investment portfolio as of March 31, 2025 and December 31, 2024, respectively.

The book value of our debt securities as of March 31, 2025 was $1.4 billion compared to $1.2 billion as of December 31, 2024. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated subordinated corporate and municipal bonds by nationally recognized rating agencies. At March 31, 2025 and December 31, 2025, the book value of U.S. government and government-sponsored agencies represented approximately 92% and 91%, respectively, of our debt securities portfolio.

The following table provides the make-up of the Company's investment portfolio as of March 31, 2025 and December 31, 2024, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	March 31, 2025	Percent of Total Debt Securities as of March 31, 2025	December 31, 2024	Percent of Total Debt Securities as of December 31, 2024
MBS - Agency-backed	$975,970	69%	$785,936	66%
CMO - Agency-backed	327,983	23%	298,598	25%
Municipal	61,009	4%	61,470	5%
Subordinated corporate	42,102	3%	37,048	3%
Other - Agency-backed	7,763	1%	7,729	1%
Total	$1,414,827	100%	$1,190,781	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of March 31, 2025, compared to December 31, 2024, remains consistent and is believed to be well-positioned to provide a stable source of cash flow. As of March 31, 2025 and December 31, 2024, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.3 years and 5.2 years, respectively.

The fair value and book value of the Company's subordinated corporate bonds and municipal securities as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025				December 31, 2024
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized Gain (Loss)
Municipal bonds	54	$58,599	$61,009	$(2,410)	55	$59,560	$61,470	$(1,910)
Subordinated corporate bonds	18	40,937	42,102	(1,165)	18	35,436	37,048	(1,612)
Total	72	$99,536	$103,111	$(3,575)	73	$94,996	$98,518	$(3,522)

At March 31, 2025 and December 31, 2024, municipal bonds were 4% and 5% of the book value of the total bond portfolio at each date and all municipal bonds carried an investment-grade credit rating.

At March 31, 2025 and December 31, 2024, subordinated corporate bonds were 3% of the book value of the total bond portfolio for both periods. At March 31, 2025 and December 31, 2024, subordinated corporate bonds had a book values of $25.9 million at each period, or 62% and 70%, respectively, of the subordinated corporate bond portfolio and carried an investment-grade credit rating. The remaining $16.2 million and $11.2 million, respectively, of book value, or 38% and 30%, respectively, of the subordinated corporate bond portfolio, were non-rated subordinated corporate bonds of community banks within our markets. As of March 31, 2025, the subordinated corporate bond portfolio was made up of 17 different companies, which included 15 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 31% of our exposure as of March 31, 2025, being to global systemically important banks, or "G-SIBs." We continue to monitor and analyze the performance of our subordinated corporate bond portfolio.

We completed a review of our HTM and AFS investment portfolio as of March 31, 2025, and concluded that no ACL was warranted on any of our bonds at this time.

Other Investments. Our other investments on the consolidated statements of condition is primarily made up of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2025 and December 31, 2024, our investment in FHLBB stock totaled $17.5 million and $17.1 million, respectively, and our investment in FRB stock was $8.7 million and $5.4 million, respectively.

Trading Securities. Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using Level 1 valuation techniques. Refer to Note 17 of the consolidated financial statements for further details on fair value.

Loans
The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	March 31, 2025	December 31, 2024	($)	(%)
Commercial real estate - non-owner-occupied	$1,685,852	$1,387,252	$298,600	22%
Commercial real estate - owner-occupied	381,246	324,712	56,534	17%
Commercial	487,409	382,785	104,624	27%
Residential real estate	2,028,062	1,752,249	275,813	16%
Consumer and home equity	302,517	268,261	34,256	13%
Total loans	$4,885,086	$4,115,259	$769,827	19%
Commercial Loan Portfolio	$2,554,507	$2,094,749	$459,758	22%
Retail Loan Portfolio	$2,330,579	$2,020,510	$310,069	15%
Commercial Portfolio Mix	52%	51%
Retail Portfolio Mix	48%	49%

On January 2, 2025, the Company completed its acquisition of Northway, which included $775.7 million of loans held for investment, net of purchase accounting adjustments. Excluding the acquired loans, loan balances for the first quarter of 2025 decreased $5.8 million, or less than 1%. The following table details the Company’s change in organic loan balances for the first quarter of 2025:

(Dollars in thousands)	March 31, 2025	December 31, 2024	Loans Acquired in the Northway Merger (1)	Three Months Ended March 31, 2025 Organic Growth
Loans:
Commercial real estate	$2,067,098	$1,711,964	$360,272	$(5,138)	—%
Commercial	487,409	382,785	106,487	(1,863)	—%
Residential real estate	2,028,062	1,752,249	273,349	2,464	—%
Consumer and home equity	302,517	268,261	35,555	(1,299)	—%
Total loans	$4,885,086	$4,115,259	$775,663	$(5,836)	—%
(1) Net of purchase accounting adjustments.

Refer to Note 3 of the consolidated financial statements for further discussion of the Company’s accounting for the acquisition of Northway.

Portfolio Concentrations. Our primary geographical markets are Maine, New Hampshire and Massachusetts, making up 57%, 25%, and 13%, respectively, of the loan portfolio as of March 31, 2025, compared to 68%, 16%, and 10%, respectively, as of December 31, 2024. The increases between periods in our loan exposure to New Hampshire and Massachusetts was driven by the Northway acquisition. As of March 31, 2025, our distribution channels, including branches acquired in the Northway merger, included 55 branches in Maine, 18 branches and one loan production office in in New Hampshire, and an online residential mortgage and small business digital loan platform.

As of March 31, 2025 and December 31, 2024, lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) and the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) concentrations were 32% and 31%, respectively, of our total commercial real estate portfolio and both were 13% of total loans. As of March 31, 2025, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	March 31, 2025		December 31, 2024		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,296,132	51%	$1,056,180	50%	$239,952	23%
Lodging	291,648	11%	220,943	11%	70,705	32%
Retail trade	162,217	6%	141,157	7%	21,060	15%
Health care	121,810	5%	104,865	5%	16,945	16%
Construction	84,334	3%	74,075	4%	10,259	14%
Other (each < 3%)	598,366	24%	497,529	23%	100,837	20%
Total	$2,554,507	100%	$2,094,749	100%	$459,758	22%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,685,852	67%	$1,387,252	66%	298,600	22%
Commercial real estate - owner-occupied	381,246	15%	324,712	16%	56,534	17%
Commercial	487,409	18%	382,785	18%	104,624	27%
Total	$2,554,507	100%	$2,094,749	100%	$459,758	22%
(1)    The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	March 31, 2025			December 31, 2024			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$409,349	32%	10%	$325,050	31%	8%	$84,299	26%
Office(b)	200,218	15%	5%	166,189	16%	4%	34,029	20%
Retail	197,856	15%	5%	157,483	15%	4%	40,373	26%
Industrial	181,956	14%	4%	169,763	16%	4%	12,193	7%
Multi-family (1-4 units)(c)	150,306	12%	4%	122,474	12%	3%	27,832	23%
Other(d)	156,447	12%	4%	115,221	10%	3%	41,226	36%
Total	$1,296,132	100%	31%	$1,056,180	100%	26%	$239,952	23%
(a)    Multi-family (5+ units) loans are primarily located in non-urban locations, including 56% in Maine, 33% in New Hampshire, and 9% in Massachusetts as of March 31, 2025, compared to 68%, 23%, and 7%, respectively, as of December 31, 2024.
(b)    Office loans are primarily located in non-urban locations, including 43% in Maine, 36% in New Hampshire, and 21% in Massachusetts as of March 31, 2025, compared to 52%, 26%, and 23%, respectively, as of December 31, 2024.
(c)    Represents multi-family (1-4 units) that are used for commercial purposes.

(d)     Includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.

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
•The adequacy of the ACL is overseen by the Management Provision Committee, which is an internal management committee As of January 1, 2025, the Management Provision Committee is comprised of the Company’s chief executive officer, chief financial officer, chief credit officer and certain members of senior management within Accounting, Credit Risk, and Collections and Special Assets. The Management Provision Committee supports the oversight efforts of the Audit Committee of the Board of Directors.
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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Non-accrual loans:
Commercial real estate - non-owner-occupied	$128	$129
Commercial real estate - owner-occupied	143	430
Commercial	1,803	1,927
Residential real estate	4,322	1,891
Consumer and home equity	855	452
Total non-accrual loans	7,251	4,829
Other real estate owned	72	—
Total non-performing assets	$7,323	$4,829
Total loans, excluding loans held for sale	$4,885,086	$4,115,259
Total assets	6,964,785	5,805,138
ACL on loans	46,723	35,728
ACL on loans to non-accrual loans	644.37%	739.86%
Non-accrual loans to total loans	0.15%	0.12%
Non-performing loans to total loans	0.15%	0.12%
Non-performing assets to total assets	0.11%	0.08%

Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of March 31, 2025 and December 31, 2024, loans classified as potential problem loans totaled $83,000 and $96,000, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$29	$59
Commercial real estate - owner-occupied	351	630
Commercial	767	393
Residential real estate	1,754	558
Consumer and home equity	440	621
Total	$3,341	$2,261
Total loans	$4,885,086	$4,115,259
Accruing loans 30-89 days past due to total loans	0.07%	0.05%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended March 31,		As of or For The Year Ended December 31, 2024
(Dollars in thousands)	2025	2024
ACL on loans at the beginning of the period	$35,728	$36,935	$36,935
ACL on acquired PCD loans	3,071	—	—
General provision (credit) for loan losses	2,580	(1,164)	53
Provision for acquired non-PCD loans	6,293	—	—
Net charge-offs (recoveries)(1)
Commercial real estate	139	(7)	(10)
Commercial	786	217	1,329
Residential real estate	(2)	(6)	(26)
Consumer and home equity	26	(46)	(33)
Total net charge-offs	949	158	1,260
ACL on loans at the end of the period	$46,723	$35,613	$35,728
Components of ACL:
ACL on loans	$46,723	$35,613	$35,728
ACL on off-balance sheet credit exposures	3,362	2,325	2,805
ACL at end of the period	$50,085	$37,938	$38,533
Total loans, excluding loans held for sale	$4,885,086	$4,121,040	$4,115,259
Average Loans	$4,902,296	$4,117,653	$4,129,171
Net charge-offs to average loans (annualized)	0.08%	0.02%	0.03%
Provision (credit) for loan losses (annualized) to average loans	0.51%	(0.11)%	—%
ACL on loans to total loans	0.96%	0.86%	0.87%
ACL on loans to non-performing loans	644.37%	588.28%	723.25%
ACL on loans to net charge-offs (annualized)	1,230.85%	5,634.97%	2,835.56%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended March 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2025:
Commercial real estate	$191	$52	$139	$2,065,534	0.01%
Commercial	896	110	786	499,591	0.16%
Residential real estate	4	6	(2)	2,034,023	—%
Consumer and home equity	29	3	26	303,147	0.01%
Total	$1,120	$171	$949	$4,902,295	0.03%
2024:
Commercial real estate	$—	$7	$(7)	$1,682,599	—%
Commercial	309	92	217	404,672	0.05%
Residential real estate	—	6	(6)	1,773,077	—%
Consumer and home equity	36	82	(46)	257,305	(0.02)%
Total	$345	$187	$158	$4,117,653	0.01%

	For the Year Ended December 31,
2024:
Commercial real estate	$—	$10	$(10)	$1,699,655	—%
Commercial	1,784	455	1,329	394,116	0.34%
Residential real estate	—	26	(26)	1,773,149	—%
Consumer and home equity	99	132	(33)	262,251	(0.01)%
Total	$1,883	$623	$1,260	$4,129,171	0.03%

ACL on Loans. As part of the acquisition of Northway, we designated those acquired loans with a more-than-insignificant deterioration in credit quality since origination as PCD. In total, we designated acquired loans with an unpaid principal balance of $103.0 million, or 12% of the acquired loans, as PCD. We established an ACL on these acquired loans of $3.1 million at acquisition date. All remaining acquired loans that were not designated as PCD were designated as non-PCD loans, and we established an ACL of $6.3 million on these loans at acquisition date with a corresponding charge to provision for credit losses on the consolidated statements of income.

During the first quarter of 2025, the Company completed its assessment of significant model inputs and assumptions within its discounted cash flow analysis used for estimating its ACL on loans and determined there were no material changes to the methodology. The significant key assumptions used with the ACL on loans calculation as of March 31, 2025 and December 31, 2024, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors. In the first quarter the Company updated the company-specific macroeconomic factors, see Note 5 Loans for more detail on the changes.

As of March 31, 2025, the ACL on loans totaled $46.7 million, or 0.96% to total loans, compared to $35.7 million, or 0.87% of total loan as of December 31, 2024. Our ACL on loans estimate as of each date incorporated multiple forecasted economic scenarios and probability weighting of each scenario. Included within our ACL on loans as of March 31, 2025 and December 31, 2024, was consideration for qualitative factors that may not be, or may not be completely, represented within the Company’s accounting model used to determine its ACL on loans. Each quarter, in conjunction with our quarterly close and financial reporting, we evaluate the need for these qualitative factors and make adjustments as appropriate, including consideration of macro- and micro-level changes. The ACL on loans as of March 31, 2025, incorporated a higher probability weighting for the forecasted likelihood of recession over the next 12 to 24 months, as compared to December 31, 2024. This resulted in an increase in our ACL on loans between periods of $2.6 million, or an increase of approximately 5 basis points to ACL on loans. The overall global and national markets continue to be volatile and carry a high degree of uncertainty, and any changes to our forecast or qualitative factors subject our ACL estimate to a higher risk of fluctuation between periods.

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during the first quarter of 2025. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of March 31, 2025 and December 31, 2024, was $3.4 million and $2.8 million, respectively. The increase between periods reflects the acquisition of Northway on January 2, 2025.

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

ACL on HTM Securities. As of March 31, 2025, we have evaluated our HTM debt securities, and we have not identified any credit concerns. As of March 31, 2025 and December 31, 2024, there was no ACL recorded on HTM investments. Refer to "—Investments" and Note 4 of the consolidated financial statements for further discussion.

Goodwill and CDI Assets
On January 2, the Company completed its acquisition of Northway, and, after applying provisional purchase accounting entries, the Company generated $59.1 million of goodwill. At March 31, 2025, goodwill totaled $153.8 million, compared to $94.7 million as of December 31, 2024. We review goodwill for impairment at least annually as of November 30th, or more frequently as determined by management.

Through the acquisition of Northway, the Company created CDI assets of $48.1 million, or 6% of core deposits acquired. At March 31, 2025, CDI assets totaled $47.0 million compared to $415,000 as of December 31, 2024, and related amortization was $1.5 million and $139,000 for the three months ended March 31, 2025 and March 31, 2024, respectively. We review CDI assets for impairment when a triggering event suggests such is necessary. During the first quarter of 2025, there were no indications of potential material risk of impairment of core deposit intangible assets for any of the aforementioned years.

Refer to Notes 3 and 6 of the consolidated financial statements for additional information.

Investment in BOLI
At March 31, 2025 and December 31, 2024, BOLI was $109.3 million and $104.3 million, respectively. The increase in the first quarter of 2025 was driven by the acquisition of Northway on January 2, 2025. As part of the acquisition, the Company acquired BOLI of $4.4 million. The underlying investments within the acquired BOLI are marketable equity securities that are subject to market fluctuations for which the related BOLI value may increase or decrease with the change in valuation being accounted for within non-interest income.

Refer to Note 3 of the consolidated financial statements for additional information.

Deferred Tax Assets
At March 31, 2025 and December 31, 2024, the Company's deferred tax assets were $55.7 million and $40.0 million, respectively. The increase in deferred tax assets during the first quarter of 2025 was driven by the Northway acquisition. Upon completing the acquisition, the Company’s deferred tax rate increased from 21.5% to 22.8% due to its increased presence and income apportionment to New Hampshire and Massachusetts. As a result of the deferred tax rate increase, we revalued the Company’s legacy deferred tax assets. Furthermore, the Company reported the deferred tax assets acquired from Northway and those created through purchase accounting adjustments at the Company’s increased deferred tax rate of 22.8%. The Company did not carry any valuation allowances on its deferred tax assets at March 31, 2025 or December 31, 2024.

Refer to Note 3 of the consolidated financial statements for additional information.

Liabilities
Deposits. Total deposits increased $964.3 million, or 23%, during the first quarter of 2025 to $5.6 billion at March 31, 2025. The significant increase in deposit balances was driven by the Company’s acquisition of Northway on January 2, 2025. As part of the acquisition, the Company acquired $971.7 million of deposits, net of purchase accounting adjustments. Of the total deposits acquired, $799.1 million, or 82%, were low-cost, core deposits (non-GAAP). Excluding the acquired deposits, deposit balances for the first quarter of 2025 decreased $7.4 million, or less than 1%, which included the expected drawdown from one large customer relationship of $61.8 million.

The following table details the Company’s change in organic deposit balances for the first quarter of 2025:

(Dollars in thousands)	March 31, 2025	December 31, 2024	Deposits Acquired in the Northway Merger(1)	Three Months Ended March 31, 2025 Organic Growth
Deposits:
Non-interest checking	$1,132,648	$925,571	$197,320	$9,757	1%
Interest checking	1,714,944	1,483,589	315,891	(84,536)	(6)%
Savings and money market	1,828,332	1,511,589	285,889	30,854	2%
Certificates of deposit	703,873	532,424	172,573	(1,124)	—%
Brokered deposits	217,681	179,994	—	37,687	21%
Total deposits	$5,597,478	$4,633,167	$971,673	$(7,362)	—%
(1) Net of purchase accounting adjustments.

The Company's loan-to-deposit ratio was 89% at both March 31, 2025 and December 31, 2024.

As of March 31 2025, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.2 billion, or 21% of total deposits, as of March 31, 2025, and $1.1 billion, or 23% of total deposits, as of December 31, 2024.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $790.0 million, or 14% of total deposits, as of March 31, 2025, and $760.8 million, or 16% of total deposits, as of December 31, 2024.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $109.2 million, or 20% of CD balances, as of March 31, 2025, and $167.2 million, or 27% of CD balances, as of December 31, 2024. The total uninsured portion of these CDs was $56.9 million, or 8% and $109.2 million, or 21% as of March 31, 2024 and December 31, 2024, respectively.

Borrowings. As of March 31, 2025, total borrowings were $567.4 million, an increase of $66.8 million, or 13%, since December 31, 2024 and were comprised of:
•Customer repurchase agreements totaling $242.4 million, an increase of $66.8 million, since December 31, 2024. Through the acquisition of Northway the Company acquired $65.5 million of repurchase agreements as of the acquisition date.
•FHLBB advances totaled $325.0 million at March 31, 2025 and December 31, 2024, respectively. The Company assumed $45.0 million of FHLBB advances through the acquisition of Northway on January 2, 2025. Shortly after the acquisition date, we prepaid all of the acquired FHLBB advances as we looked to optimize our balance sheet and earnings profile. The Company carries interest rate swaps on all of its outstanding FHLBB advances to manage its interest rate risk position and as part of our effort to optimize net interest income and net interest margin.
•The Company assumed two new tranches of junior subordinated debentures through the acquisition of Northway. Refer to Note 7 of the consolidated financial statements for additional information regarding the junior subordinated debentures it assumed in the Northway acquisition. As of March 31, 2025, the balance of all junior subordinated debentures totaled $61.3 million, compared to $44.3 million as of December 31, 2024.

Shareholders' Equity
Shareholders' equity as of March 31, 2025, totaled $640.1 million, an increase of $108.8 million, or 20%, since December 31, 2024. The significant increase was driven by the issuance of $96.5 million shares of the Company’s common stock as consideration for the acquisition of Northway on January 2, 2025. Additionally, the decrease in the mid- and long-end of the yield curve between periods resulted in an increase in the fair value of the Company AFS investments and resulted in an increase in AOCI of $14.4 million in the first quarter of 2025.

On March 25, 2025, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on April 30, 2025 to shareholders of record as of April 15, 2025. As of March 31, 2025, the Company's annualized dividend yield was 4.15% based on Camden National's closing share price of $40.47, as reported by NASDAQ on March 31, 2025.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended March 31,		As of or For The Year Ended December 31, 2024
	2025	2024
Financial Ratios
Average equity to average assets	9.07%	8.67%	8.92%
Common equity ratio	9.19%	8.66%	9.15%
Tangible common equity ratio (non-GAAP)	6.49%	7.12%	7.64%
Dividend payout ratio	97.67%	46.15%	46.28%
Per Share Data
Book value per share	$37.91	$34.37	$36.44
Tangible book value per share (non-GAAP)	$26.02	$27.82	$29.91
Dividends declared per share	$0.42	$0.42	$1.68

Refer to "—Capital Resources" and Note 12 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

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

As of March 31, 2025, our primary liquidity sources available were as follows:

(In thousands)	Amount
Available primary liquidity:
Excess cash(1)	$131,341
Unpledged investment securities	591,932
Over collateralized securities pledging position	49,169
FHLBB	925,072
Fed Discount Window	34,905
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,827,291
(1)     Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of March 31, 2025, the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.8 billion was 2.3 times uninsured and uncollateralized deposits as of March 31, 2025. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of March 31, 2025, we may access an additional $1.2 billion in funding through brokered deposits.

Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of March 31, 2025 and December 31, 2024, total deposits, including brokered deposits, were $5.6 billion and $4.6 billion, respectively. Core deposits (which excludes CDs and brokered deposits) (non-GAAP) increased $755.2 million, or 19%, during the three months ended March 31, 2025 to $4.7 billion due to the strong core deposit base acquired from Northway. Additionally due to the Northway acquisition, CDs increased $171.4 million, or 32%, during the three months ended March 31, 2025 to $703.9 million, and brokered deposits increased $37.7 million, or 21%, during the three months ended March 31, 2025 to $217.7 million. Brokered deposits consisted of $75.0 million of brokered CDs and $142.7 million of brokered money market accounts. As of March 31, 2025, all brokered CDs were scheduled to mature within 12 months. Refer to “—Financial Condition—Liabilities—Deposits” for further discussion on deposits.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of March 31, 2025:

(In thousands)	CDs
1 year or less	$518,277
> 1 year	185,596
Total	$703,873

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB and other federal funds and customer repurchase agreements. As of March 31, 2025, total borrowings were $567.4 million, compared to $500.6 million as of December 31, 2024. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of March 31, 2025, the Company had $925 million in borrowing capacity from the FHLBB.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, as of March 31, 2025, we have available lines of credit of $9.9 million with the FHLBB, $85.0 million with two correspondent banks, and $34.9 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of March 31, 2025:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$325,000	$242,436	$—	$567,436
> 1 year	—	—	61,290	61,290
Total	$325,000	$242,436	$61,290	$628,726

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of March 31, 2025, qualifying residential mortgage loans with a book value of $1.8 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	March 31, 2025
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$68,225	$399,586	$529,152	$2,687	$999,650	20%
Commercial	40,632	145,739	70,786	11,295	268,452	5%
Residential real estate	492	10,815	129,464	1,420,779	1,561,550	32%
Consumer and home equity	10,915	13,251	19,190	202,655	246,011	5%
Total fixed rate	120,264	569,391	748,592	1,637,416	3,075,663	62%
Adjustable/Variable Rate:
Commercial real estate(2)	69,874	325,720	431,177	240,676	1,067,447	23%
Commercial	63,470	93,864	54,231	7,392	218,957	4%
Residential real estate	57	1,209	36,538	428,708	466,512	10%
Consumer and home equity	168	3,142	17,455	35,742	56,507	1%
Total adjustable/variable rate	133,569	423,935	539,401	712,518	1,809,423	38%
Total loans	$253,833	$993,326	$1,287,993	$2,349,934	$4,885,086	100%
(1)    Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
(2)    Commercial real estate loans include non-owner-occupied and owner-occupied properties.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we are also able to manage our liquidity position through timely sales of residential mortgage loans to the secondary market.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Interest rates have remained elevated during the start of 2025, which has continued to result in slowing cash flows. As of March 31, 2025 and December 31, 2024, the Company's MBS and CMO debt securities portfolio totaled 92% and 91% of book value, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $378.1 million as of March 31, 2025.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of March 31, 2025:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$121,932
> 1 year	1,292,895
Total	$1,414,827
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the three months ended March 31, 2025, the Company reported net income of $7.3 million and paid cash dividends of $7.1 million to shareholders.

In addition, in the course of its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of March 31, 2025, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(In thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$15,624	$1,537	$14,087
Finance leases	9,097	238	8,859
Other contractual obligations	5,193	5,193	—
Total	$29,914	$6,968	$22,946

The Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition.

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Many of the commitments will expire without being drawn upon, and thus, the total amount does not necessarily represent future cash requirements. Refer to Note 9 of the consolidated financial statements for additional details.

We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. These contracts with our various counterparties may subject the Company to various cash flow requirements, which may include posting of cash as collateral (or other assets) for arrangements that the Company is in a liability position (i.e. “underwater”). Refer to Note 10 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $640.1 million and $531.2 million as of March 31, 2025 and December 31, 2024, respectively, which amounted to 9% of total assets at both dates. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the three months ended March 31, 2025.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $7.1 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in our declared cash dividend reflects the issuance of 2.3 million shares as consideration for the Northway acquisition that was completed on January 2, 2025. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the three months ended March 31, 2025 and 2024, the Bank declared dividends payable to the Company in the amount of $0 and $6.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward. The Bank did not declare a cash dividend to the Company during the first quarter of 2025 as the Company had sufficient cash levels after completion of the Northway acquisition. We anticipate regular cash dividends from the Bank to the Company to begin again in the second quarter of 2025.

Please refer to Note 12 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. As of March 31, 2025 and December 31, 2024, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

There have been no material changes to the Company's risk categories and risk management policies as described in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further details regarding the Company's risk management.

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

As of March 31, 2025 and 2024, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2025	March 31, 2024
Year 1
+200 basis points	(1.7)%	(1.9)%
-200 basis points	3.1%	3.5%
Year 2
+200 basis points	5.7%	6.1%
-200 basis points	11.4%	20.0%
If rates remain at or near current levels, net interest income is projected to increase in year two of the simulation. Asset cash flows reprice and replace into the current higher rate environment at rates above current portfolio averages and funding costs decline due to maturing CDs renewing into lower current market rates, causing balance sheet spread to expand. If deposit pricing increased from current levels without any changes to market rates or if unfavorable funding mix changes occurred, it would negatively impact net interest income projections.

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

If rates decrease 200 basis points, net interest income is projected to improve in the first year of the simulation as reductions in funding costs are able to more than offset near-term asset yield deterioration. In the second year, net interest income is projected to further increase as asset yields are supported by fixed rates and floors while cost of funds reductions continue, albeit at a slower pace.

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of March 31, 2025 and December 31, 2024.

Periodically, if deemed appropriate, we use back-to-back loan swaps, interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 10 of the consolidated financial statements for further discussion of these derivative instruments.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for discussion of these risks.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
January 1-31, 2025	—	$—	—	—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	667	41.38	—	—
Total	667	$41.38	—	—
(1) All shares were surrendered by employees of the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Definition
10.1†*	Camden National Corporation Fourth Amended and Restated Defined Contribution Retirement Program, effective as of March 28, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Principal Financial & Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
iXBRL (Inline eXtensible Business Reporting Language).

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in iXBRL: (i) Consolidated Statements of Condition - March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) - Three Months Ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2025 and 2024; and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	May 8, 2025
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	May 8, 2025
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer