Form 10-Q
period 2025-06-30
CAMDEN NATIONAL CORP
filed 2025-08-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 30, 2025: Common stock (no par value) 16,920,277 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$98,248	$62,379
Interest-bearing deposits in other banks (including restricted cash)	15,567	152,584
Total cash, cash equivalents and restricted cash	113,815	214,963
Investments:
Trading securities	5,326	5,243
Available-for-sale securities, at fair value (amortized cost of $917,064 and $673,003, respectively)	860,217	593,749
Held-to-maturity securities, at amortized cost (fair value of $471,195 and $470,824, respectively)	509,298	517,778
Other investments	26,879	22,514
Total investments	1,401,720	1,139,284
Loans held for sale, at fair value (book value of $22,361 and $10,923, respectively)	22,567	11,049
Loans	4,931,369	4,115,259
Less: allowance for credit losses on loans	(53,022)	(35,728)
Net loans	4,878,347	4,079,531
Goodwill	151,505	94,697
Core deposit intangible assets	45,526	415
Bank-owned life insurance	110,342	104,308
Premises and equipment, net	53,413	37,052
Deferred tax assets	57,340	40,037
Other assets	85,469	83,802
Total assets	$6,920,044	$5,805,138
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,118,080	$925,571
Interest checking	1,663,335	1,483,589
Savings and money market	1,823,275	1,511,589
Certificates of deposit	698,185	532,424
Brokered deposits	211,837	179,994
Total deposits	5,514,712	4,633,167
Short-term borrowings	599,367	500,621
Junior subordinated debentures	61,365	44,331
Accrued interest and other liabilities	92,452	95,788
Total liabilities	6,267,896	5,273,907
Commitments and Contingencies (Note 9)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 16,919,689 and 14,579,339 on June 30, 2025 and December 31, 2024, respectively	214,365	116,425
Retained earnings	515,662	509,452
Accumulated other comprehensive loss	(77,879)	(94,646)
Total shareholders’ equity	652,148	531,231
Total liabilities and shareholders’ equity	$6,920,044	$5,805,138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$67,477	$53,422	$134,026	$105,131
Taxable interest on investments	10,257	6,807	20,029	13,834
Nontaxable interest on investments	455	461	923	926
Dividend income	493	521	1,013	833
Other interest income	641	951	1,727	1,621
Total interest income	79,323	62,162	157,718	122,345
Interest Expense
Interest on deposits	24,594	24,169	49,215	47,347
Interest on borrowings	4,620	5,285	8,638	10,483
Interest on junior subordinated debentures	900	524	1,798	1,058
Total interest expense	30,114	29,978	59,651	58,888
Net interest income	49,209	32,184	98,067	63,457
Provision (credit) for credit losses	6,920	650	16,349	(1,452)
Net interest income after provision (credit) for credit losses	42,289	31,534	81,718	64,909
Non-Interest Income
Debit card income	3,646	3,069	6,879	5,935
Service charges on deposit accounts	2,405	2,113	4,723	4,140
Income from fiduciary services	1,981	1,870	3,819	3,619
Brokerage and insurance commissions	1,794	1,441	3,491	2,680
Bank-owned life insurance	1,003	694	1,663	1,377
Mortgage banking income, net	1,060	516	1,568	1,324
Other income	1,178	942	2,120	1,892
Total non-interest income	13,067	10,645	24,263	20,967
Non-Interest Expense
Salaries and employee benefits	19,392	15,601	39,635	31,555
Furniture, equipment and data processing	4,294	3,497	9,025	7,126
Merger and acquisition costs	1,405	—	8,930	—
Net occupancy costs	2,693	1,981	5,726	4,051
Debit card expense	1,725	1,311	3,415	2,575
Amortization of core deposit intangible assets	1,473	139	2,946	278
Consulting and professional fees	1,310	1,149	2,808	2,009
Regulatory assessments	1,127	813	2,113	1,670
Other real estate owned and collection costs, net	91	47	181	57
Other expenses	4,086	2,772	7,268	5,351
Total non-interest expense	37,596	27,310	82,047	54,672
Income before income tax expense	17,760	14,869	23,934	31,204
Income Tax Expense	3,679	2,876	2,527	5,939
Net Income	$14,081	$11,993	$21,407	$25,265
Per Share Data
Basic earnings per share	$0.84	$0.82	$1.27	$1.73
Diluted earnings per share	$0.83	$0.81	$1.26	$1.72
Cash dividends declared per share	$0.42	$0.42	$0.84	$0.84
Weighted average number of common shares outstanding	16,905,159	14,591,189	16,874,974	14,581,758
Diluted weighted average number of common shares outstanding	16,972,395	14,647,047	16,941,899	14,639,734

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net Income	$14,081	$11,993	$21,407	$25,265
Other comprehensive income:
Net change in fair value of debt securities, net of tax	5,289	1,049	19,691	(2,899)
Net change in fair value of cash flow hedging derivatives, net of tax	(908)	740	(2,913)	3,231
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(5)	(5)	(11)	(11)
Other comprehensive income	4,376	1,784	16,767	321
Comprehensive Income	$18,457	$13,777	$38,174	$25,586

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2024	14,593,830	$116,449	$488,143	$(103,015)	$501,577
Net income	—	—	11,993	—	11,993
Other comprehensive income, net of tax	—	—	—	1,784	1,784
Stock-based compensation expense	—	920	—	—	920
Issuance of vested share awards, net of repurchase for tax withholdings	25,432	(180)	—	—	(180)
Common stock repurchased	(50,000)	(1,646)	—	—	(1,646)
Cash dividends declared ($0.42 per share)	—	—	(6,162)	—	(6,162)
Balance at June 30, 2024	14,569,262	$115,543	$493,974	$(101,231)	$508,286
Balance at March 31, 2025	16,885,571	$213,589	$508,720	$(82,255)	$640,054
Net income	—	—	14,081	—	14,081
Other comprehensive income, net of tax	—	—	—	4,376	4,376
Stock-based compensation expense	—	1,136	—	—	1,136
Issuance of vested share awards, net of repurchase for tax withholdings	34,118	(360)	—	—	(360)
Cash dividends declared ($0.42 per share)	—	—	(7,139)	—	(7,139)
Balance at June 30, 2025	16,919,689	$214,365	$515,662	$(77,879)	$652,148

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
Net income	—	—	25,265	—	25,265
Other comprehensive income, net of tax	—	—	—	321	321
Stock-based compensation expense	—	1,702	—	—	1,702
Issuance of vested share awards, net of repurchase for tax withholdings	53,310	(115)	—	—	(115)
Common stock repurchased	(50,000)	(1,646)	—	—	(1,646)
Cash dividends declared ($0.84 per share)	—	—	(12,305)	—	(12,305)
Balance at June 30, 2024	14,569,262	$115,543	$493,974	$(101,231)	$508,286
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
Net income	—	—	21,407	—	21,407
Other comprehensive income, net of tax	—	—	—	16,767	16,767
Stock-based compensation expense	—	1,963	—	—	1,963
Issuance of vested share awards, net of repurchase for tax withholdings	56,568	(513)	—	—	(513)
Common stock issued for acquisition of Northway Financial, Inc. (Note 3)	2,283,782	96,490	—	—	96,490
Cash dividends declared ($0.84 per share)(1)	—	—	(15,197)	—	(15,197)
Balance at June 30, 2025	16,919,689	$214,365	$515,662	$(77,879)	$652,148

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating Activities
Net Income	$21,407	$25,265
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(101,690)	(98,966)
Proceeds from the sale of mortgage loans	91,258	95,804
Gain on sale of mortgage loans, net of origination costs	(1,005)	(848)
Provision (credit) for credit losses	16,349	(1,452)
Depreciation and amortization expense	2,828	1,634
Investment securities (accretion) and amortization, net	884	885
Stock-based compensation expense	1,963	1,702
Amortization of core deposit intangible assets	2,946	278
Purchase accounting accretion, net	(9,981)	(40)
Net (decrease) increase in derivative collateral received from counterparties	(6,870)	11,350
Deferred income tax (benefit) expense	(1,359)	339
Decrease (increase) in other assets	1,501	(4,451)
(Decrease) increase in other liabilities	(11,165)	748
Net cash provided by operating activities	7,066	32,248
Investing Activities
Cash received in Northway acquisition	48,261	—
Proceeds from maturities of available-for-sale debt securities	48,995	38,873
Proceeds from sales of available-for-sale debt securities	56,432	—
Purchase of available-for-sale debt securities	(120,851)	—
Proceeds from maturities and recoveries of held-to-maturity securities	16,298	15,064
Purchase of held-to-maturity securities	(5,000)	—
Net increase in loans	(30,659)	(46,577)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(18,265)	(9,324)
Proceeds from sale of Federal Home Loan Bank stock	16,485	7,613
Purchase of premises and equipment	(3,247)	(1,833)
Recoveries of previously charged-off loans	299	271
Net cash provided by investing activities	8,748	4,087
Financing Activities
Net decrease in deposits	(90,241)	(83,340)
Net proceeds from borrowings less than 90 days	33,247	31,999
Proceeds from the Bank Term Funding Program	—	90,000
Repayment of Bank Term Funding Program	—	(55,000)
Repayments of Federal Home Loan Bank long-term advances	(45,000)	—
Common stock repurchases	—	(1,646)
Issuance of restricted stock, net of repurchase for tax withholdings	(513)	(115)
Cash dividends paid on common stock	(14,212)	(12,278)
Finance lease payments	(243)	(199)
Net cash used in financing activities	(116,962)	(30,579)
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,148)	5,756
Cash, cash equivalents, and restricted cash at beginning of period	214,963	99,804
Cash, cash equivalents and restricted cash at end of period	$113,815	$105,560
Supplemental information
Interest paid	$59,203	$58,711
Income taxes paid	983	5,260
Cash dividends declared, not paid	7,125	6,158
Change in fair value hedges presented within residential real estate loans and other assets	2,965	5,501
Assets acquired in Northway acquisition, excluding cash received	1,162,736	—
Liabilities assumed in Northway acquisition	1,116,771	—
Common stock issued for Northway acquisition	96,490	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the "Company") as of June 30, 2025 and December 31, 2024, the consolidated statements of income for the three and six months ended June 30, 2025 and 2024, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. The consolidated financial statements include the accounts of the Company and Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation ("HPFC") and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A (“CCTA”), Union Bankshares Capital Trust I (“UBCT”), Northway Capital Trust III (“NCT III”) and Northway Capital Trust IV (“NCT IV”). These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2025, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS AND TAX LEGISLATION

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

The Merger expanded the Company’s presence in New Hampshire by adding 17 branches, and increased the Company’s size and scale. This expansion provides the opportunity to build a greater recognition and awareness of the Company’s brand with its increased presence in New Hampshire. The expanded presence of the Company is expected to drive profitability and shareholder value through opportunities for growth, broader product offerings, higher lending limits and anticipated efficiencies. As of June 30, 2025, the combined Company had 72 branches and $6.9 billion in assets.

The Company accounted for the Northway acquisition as a business combination under the acquisition method of accounting. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date (with limited exceptions). Additionally, the acquisition method does not provide for acquisition expenses to be capitalized as part of the transaction. The Company incurred $1.4 million and $8.9 million of certain non-recurring, Merger-related costs during the three and six months ended June 30, 2025, respectively. These non-recurring expenses are presented as merger and acquisition costs within non-interest expense on the consolidated statements of income.

The Company generated $56.8 million of provisional goodwill in connection with the Northway acquisition that has been allocated to the Company's banking reporting unit (Camden National Bank). The goodwill generated represents the synergies expected from combining operations of the two organizations, including, but not limited to, systems conversion, consolidation of certain locations, and reduced headcount across operation teams. The goodwill generated from the transaction is not deductible for tax purposes. The Company’s calculation of goodwill is subject to change for up to one year after the closing date of the transaction as additional information relative to estimates becomes available. As the Company finalizes its analysis of acquired assets and liabilities, there may be adjustments to the recorded carrying values.

The following table summarizes the consideration paid for Northway and the estimated fair value of the assets acquired and liabilities assumed as of the date of the Northway acquisition:

(In thousands except shares)	As Acquired	Purchase Accounting Adjustments	As Recorded at Acquisition
Consideration Paid:
Company common stock (2,283,782 shares at $42.25 per share)			$96,490

Recognized Identified Assets Acquired and Liabilities Assumed, at Fair Value:
Assets
Loans and loans held for sale(1)	$864,031	$(91,439)	$772,592
Investments	229,222	732	229,954
Cash and due from banks	48,261	—	48,261
Deferred tax assets	14,006	6,909	20,915
Premises and equipment	9,303	7,547	16,850
Core deposit intangible assets	—	48,058	48,058
Bank-owned life insurance	4,372	—	4,372
Other assets	14,394	1,059	15,453
Total Assets	1,183,589	(27,134)	1,156,455

Liabilities
Deposits	971,899	(226)	971,673
Short-term borrowings	65,499	—	65,499
Long-term borrowings	45,000	184	45,184
Junior subordinated debentures	20,620	(3,736)	16,884
Other liabilities	17,940	(407)	17,533
Total Liabilities	1,120,958	(4,185)	1,116,773

Total identified assets acquired and liabilities assumed, at fair value	$62,631	$(22,949)	39,682

Goodwill			$56,808
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

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans and loans held for sale — The acquired loans were recorded at fair value. The fair value of the acquired loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retained a third-party valuation specialist to assist with the determination of the fair value of loans acquired and the results were reviewed by management. The overall discount on the acquired loans was primarily the result of market interest rates as of the acquisition date being higher than the stated interest rates of the acquired loans. For the three and six months ended June 30, 2025, the Company recorded $4.3 million and $8.6 million, respectively, of net loan accretion attributable to the fair value discount for interest rate marks on all the acquired loans and the credit marks for all non-PCD loans since the acquisition date.

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

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Northway and assuming it was completed as of January 1, 2024. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Northway had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Information for the three and six months ended June 30, 2025 reflects the actual results of the Company excluding merger costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. Information for the three and six months ended June 30, 2024, includes Northway’s calculated results for the three and six months ended June 30, 2024 and reflect adjustments related to the amortization or accretion of purchase accounting fair value adjustments, merger and acquisition costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. The unaudited pro forma information below does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Pro Forma (Unaudited) Three Months Ended June 30,		Pro Forma (Unaudited) Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenues(1)	$62,276	$56,929	$122,330	$112,638
Net income	15,185	14,859	30,627	23,995
(1) Revenue is defined as the sum of net interest income plus non-interest income.

NOTE 4 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of June 30, 2025 and December 31, 2024, the fair value of the Company's trading securities was $5.3 million and $5.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company's deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
Obligations of states and political subdivisions	$5,421	$—	$(92)	$5,329
MBS issued or guaranteed by U.S. government-sponsored enterprises	687,078	3,886	(52,947)	638,017
CMO issued or guaranteed by U.S. government-sponsored enterprises	206,863	1,019	(7,663)	200,219
Subordinated corporate bonds	17,702	—	(1,050)	16,652
Total AFS debt securities	$917,064	$4,905	$(61,752)	$860,217
December 31, 2024
Obligations of states and political subdivisions	$5,423	$—	$(134)	$5,289
MBS issued or guaranteed by U.S. government-sponsored enterprises	493,766	353	(69,163)	424,956
CMO issued or guaranteed by U.S. government-sponsored enterprises	156,131	502	(9,154)	147,479
Subordinated corporate bonds	17,683	—	(1,658)	16,025
Total AFS debt securities	$673,003	$855	$(80,109)	$593,749

As of June 30, 2025 and December 31, 2024, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. As of June 30, 2025, the net unrealized losses on the transferred securities reported within AOCI were $39.4 million, net of a deferred tax asset of $11.4 million, and as of December 31, 2024 were $41.8 million, net of a deferred tax asset of $11.4 million.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of June 30, 2025 and December 31, 2024, were $45.0 million, net of a deferred tax asset of $13.0 million, and $62.2 million, net of a deferred tax asset of $17.0 million, respectively.

The following table details the Company's sales of AFS debt securities for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Proceeds from sales(1)	$—	$—	$56,432	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
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

The following table presents the Company's AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Obligations of states and political subdivisions	9	$721	$—	$3,632	$(92)	$4,353	$(92)
MBS issued or guaranteed by U.S. government-sponsored enterprises	141	26,918	(115)	346,349	(52,832)	373,267	(52,947)
CMO issued or guaranteed by U.S. government-sponsored enterprises	55	56,183	(327)	52,888	(7,336)	109,071	(7,663)
Subordinated corporate bonds	10	490	(10)	16,162	(1,040)	16,652	(1,050)
Total AFS debt securities	215	$84,312	$(452)	$419,031	$(61,300)	$503,343	$(61,752)
December 31, 2024
Obligations of states and political subdivisions	11	$1,377	$(7)	$3,597	$(127)	$4,974	$(134)
MBS issued or guaranteed by U.S. government-sponsored enterprises	136	36,732	(260)	352,823	(68,903)	389,555	(69,163)
CMO issued or guaranteed by U.S. government-sponsored enterprises	47	36,146	(227)	55,540	(8,927)	91,686	(9,154)
Subordinated corporate bonds	10	494	(6)	15,531	(1,652)	16,025	(1,658)
Total AFS debt securities	204	$74,749	$(500)	$427,491	$(79,609)	$502,240	$(80,109)

For the three and six months ended June 30, 2025 and 2024, the unrealized losses on the Company's AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of June 30, 2025 and December 31, 2024, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.4 million and $1.7 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company's AFS debt securities by contractual maturity as of June 30, 2025, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$115	$116
Due after one year through five years	13,293	12,864
Due after five years through ten years	9,715	9,001
Due after ten years	—	—
Subtotal	23,123	21,981
Mortgage-related securities	893,941	838,236
Total	$917,064	$860,217

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
Obligations of U.S. government-sponsored enterprises	$7,797	$—	$(391)	$7,406
Obligations of states and political subdivisions	55,659	40	(3,140)	52,559
MBS issued or guaranteed by U.S. government-sponsored enterprises	285,329	—	(22,377)	262,952
CMO issued or guaranteed by U.S. government-sponsored enterprises	136,076	185	(12,944)	123,317
Subordinated corporate bonds	24,437	794	(270)	24,961
Total HTM debt securities	$509,298	$1,019	$(39,122)	$471,195
December 31, 2024
Obligations of U.S. government-sponsored enterprises	$7,729	$—	$(647)	$7,082
Obligations of states and political subdivisions	56,047	96	(1,872)	54,271
MBS issued or guaranteed by U.S. government-sponsored enterprises	292,170	—	(28,980)	263,190
CMO issued or guaranteed by U.S. government-sponsored enterprises	142,467	150	(15,747)	126,870
Subordinated corporate bonds	19,365	476	(430)	19,411
Total HTM debt securities	$517,778	$722	$(47,676)	$470,824
(1)Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of June 30, 2025 and December 31, 2024, the unamortized unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $788,000 and $856,000 in obligations of U.S. government-sponsored enterprises, (2) $4.9 million and $5.1 million in obligations of state and political subdivisions, (3) $29.0 million and $30.8 million in MBS, (4) $15.4 million and $16.4 million in CMO, and (5) $39,000 and $54,000 in subordinated corporate bonds, respectively.

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

The following table presents the activity in the ACL on HTM debt securities for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025		2024	2025	2024
Beginning balance	$—		$—	$—	$—
Charge-offs	—		—	—	—
Recoveries	—		—	—	910
Credit for credit losses	—		—	—	(910)
Ending balance	$—	$—	$—	$—	$—

The Company evaluated its HTM debt securities with an amortized cost as of June 30, 2025 and December 31, 2024, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of June 30, 2025 and December 31, 2024, none of the Company's HTM debt securities were past due or on non-accrual status; therefore, the Company did not recognize any interest income on non-accrual HTM debt securities during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, total accrued interest receivable on HTM debt securities was $1.7 million and $1.6 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of June 30, 2025 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$356	$355
Due after one year through five years	8,623	8,564
Due after five years through ten years	37,786	37,622
Due after ten years	41,128	38,385
Subtotal	87,893	84,926
Mortgage-related securities	421,405	386,269
Total	$509,298	$471,195

AFS and HTM Debt Securities Pledged

As of June 30, 2025 and December 31, 2024, AFS and HTM debt securities with an amortized cost of $872.5 million and $519.9 million and estimated fair values of $811.6 million and $449.0 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB, FRB and other correspondent bank common stock are each reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its other investments for the three and six months ended June 30, 2025 and 2024.

The following table summarizes the Company's other investments as presented on the consolidated statements of condition, as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
FHLBB	$18,117	$17,140
FRB	8,692	5,374
Other	70	—
Total other investments	$26,879	$22,514

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,704,593	$1,387,252
Commercial real estate - owner-occupied	385,384	324,712
Commercial	506,883	382,785
Total commercial loans	2,596,860	2,094,749
Retail Loans:
Residential real estate	2,018,332	1,752,249
Home equity	297,963	253,251
Consumer	18,214	15,010
Total retail loans	2,334,509	2,020,510
Total loans	$4,931,369	$4,115,259

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Net unamortized loan origination costs	$6,709	$6,685
Net unamortized fair value mark discount on acquired loans	(88,166)	(79)
Total	$(81,457)	$6,606

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

Related Party Loans. In the normal course of business, the Bank makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company's lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2025 and December 31, 2024, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

Loan Sales

For the three months ended June 30, 2025 and 2024, the Company sold $48.4 million and $53.5 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $508,000 and $378,000, respectively. For the six months ended June 30, 2025 and 2024, the Company sold $90.3 million and $95.0 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of the loans (net of costs) of $1.0 million and $848,000, respectively.

As of June 30, 2025 and December 31, 2024, the Company had certain residential mortgage loans with a principal balance of $22.4 million and $10.9 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of June 30, 2025 and December 31, 2024, it had recorded unrealized gains of $206,000 and $126,000, respectively. For the three months ended June 30, 2025 and 2024, the Company recorded the change in unrealized losses on loans held for sale within mortgage banking income, net, on the Company's consolidated statements of income of $182,000 and $76,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded the change in unrealized losses on residential mortgage loans held for sale recorded within mortgage banking income, net, on the Company’s consolidated statements of income of $80,000 and $9,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of June 30, 2025 and December 31, 2024. Refer to Note 10 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2025 and December 31, 2024, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or for the Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$18,952	$4,192	$6,135	$13,872	$3,416	$156	$46,723
Charge-offs	—	—	(350)	—	—	(75)	(425)
Recoveries	1	—	120	5	—	2	128
Provision (credit) for loan losses	445	122	6,170	(368)	149	78	6,596
Ending balance, June 30, 2025	$19,398	$4,314	$12,075	$13,509	$3,565	$161	$53,022
As of or for the Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	—	(191)	(1,245)	(4)	(3)	(102)	(1,545)
Recoveries	2	51	230	11	—	5	299
Acquired PCD loans (Note 3)	1,659	340	575	305	165	27	3,071
Provision for loans losses:
Provision for acquired non-PCD loans (Note 3)	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	505	793	5,843	1,239	738	58	9,176
Total provision for loan losses	2,840	1,633	6,659	3,218	1,006	113	15,469
Ending balance, June 30, 2025	$19,398	$4,314	$12,075	$13,509	$3,565	$161	$53,022
As of or for the Three Months Ended June 30, 2024
Beginning balance, March 31, 2024	$15,294	$2,230	$4,460	$10,565	$2,360	$704	$35,613
Charge-offs	—	—	(454)	—	—	(19)	(473)
Recoveries	1	—	70	7	1	5	84
(Credit) provision for loan losses	(27)	(64)	1,331	(1,001)	(50)	(1)	188
Ending balance, June 30, 2024	$15,268	$2,166	$5,407	$9,571	$2,311	$689	$35,412
As of or for the Six Months Ended June 30, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(763)	—	—	(55)	(818)
Recoveries	8	—	162	13	81	7	271
(Credit) provision for loan losses	(1,321)	(124)	1,139	(696)	13	13	(976)
Ending balance, June 30, 2024	$15,268	$2,166	$5,407	$9,571	$2,311	$689	$35,412
As of or for the Year Ended December 31, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Charge-offs	—	—	(1,784)	—	(1)	(98)	(1,883)
Recoveries	10	—	455	26	98	34	623
(Credit) provision for loan losses	(1,694)	191	2,316	(301)	83	(542)	53
Ending balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728

The ACL on loans increased $6.3 million during the three months ended June 30, 2025, which was driven by one syndicated commercial loan totaling $12.0 million as of June 30, 2025, as the borrower filed for bankruptcy during this period. Due to the risks associated with this borrower’s ability to repay, the Company individually evaluated the loan and provided for a specific reserve on this loan during the three months ended June 30, 2025. As of June 30, 2025, the ACL on this commercial loan was $6.0 million and resulted in an increase in provision for credit losses of $5.9 million for the three months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $16.0 million and $12.7 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio and imposes internal credit concentration limits that includes consideration of regulatory requirements, which are reviewed quarterly by the Credit Risk Policy Committee. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of June 30, 2025, the Company's total exposure to the lessors of nonresidential buildings' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and the lessors of residential buildings' industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) were both 13% of total loans, and 31% and 30%, respectively, of commercial real estate loans. There were no other industry exposures exceeding 10% of the Company's total loan portfolio as of June 30, 2025.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the period ended June 30, 2025
Commercial real estate - non-owner-occupied
Risk rating
Pass (Grades 1-6)	$54,187	$117,848	$114,279	$371,400	$320,110	$642,098	$—	$—	$1,619,922
Special mention (Grade 7)	—	—	—	22,055	3,906	3,414	—	—	29,375
Substandard (Grade 8)	—	—	193	26,890	—	28,213	—	—	55,296
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$54,187	$117,848	$114,472	$420,345	$324,016	$673,725	$—	$—	$1,704,593
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating
Pass (Grades 1-6)	$14,693	$54,348	$36,586	$52,108	$84,687	$122,708	$—	$—	$365,130
Special mention (Grade 7)	—	—	—	811	10	374	—	—	1,195
Substandard (Grade 8)	—	199	1,039	3,491	1,854	12,476	—	—	19,059
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$14,693	$54,547	$37,625	$56,410	$86,551	$135,558	$—	$—	$385,384
Gross charge-offs for the six months ended	$—	$—	$—	$185	$—	$6	$—	$—	$191
Commercial
Risk rating
Pass (Grades 1-6)	$61,895	$81,449	$27,157	$48,714	$23,527	$67,044	$141,414	$35,027	$486,227
Special mention (Grade 7)	—	511	—	—	—	—	415	199	1,125
Substandard (Grade 8)	—	114	540	1,901	300	963	2,012	1,734	7,564
Doubtful (Grade 9)	—	2,500	—	—	—	—	7,909	1,558	11,967
Total commercial	$61,895	$84,574	$27,697	$50,615	$23,827	$68,007	$151,750	$38,518	$506,883
Gross charge-offs for the six months ended	$—	$34	$498	$76	$—	$568	$59	$10	$1,245
Residential Real Estate
Risk rating
Pass (Grades 1-6)	$76,945	$141,889	$149,499	$570,060	$565,688	$507,474	$426	$1,691	$2,013,672
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	1,188	1,176	2,296	—	—	4,660
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$76,945	$141,889	$149,499	$571,248	$566,864	$509,770	$426	$1,691	$2,018,332
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$4	$—	$—	$4
Home equity
Risk rating
Performing	$1,006	$4,589	$15,223	$20,008	$574	$12,987	$225,961	$16,781	$297,129
Non-performing	—	—	—	—	—	37	599	198	834
Total home equity	$1,006	$4,589	$15,223	$20,008	$574	$13,024	$226,560	$16,979	$297,963
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$3	$3
Consumer
Risk rating
Performing	$2,781	$3,708	$4,372	$2,640	$700	$2,350	$1,657	$—	$18,208
Non-performing	—	—	4	—	—	2	—	—	6
Total consumer	$2,781	$3,708	$4,376	$2,640	$700	$2,352	$1,657	$—	$18,214
Gross charge-offs for the six months ended	$—	$—	$35	$6	$—	$—	$53	$7	$101

(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of and for the year ended December 31, 2024
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$91,377	$107,607	$324,743	$285,862	$140,686	$390,527	$—	$—	$1,340,802
Special mention (Grade 7)	—	—	—	—	342	225	—	—	567
Substandard (Grade 8)	—	195	25,252	—	—	20,436	—	—	45,883
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$91,377	$107,802	$349,995	$285,862	$141,028	$411,188	$—	$—	$1,387,252
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$53,436	$31,141	$48,633	$71,629	$19,582	$89,092	$—	$—	$313,513
Special mention (Grade 7)	—	—	—	1,900	—	304	—	—	2,204
Substandard (Grade 8)	—	540	822	191	—	7,442	—	—	8,995
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$53,436	$31,681	$49,455	$73,720	$19,582	$96,838	$—	$—	$324,712
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$81,815	$26,918	$44,283	$30,134	$16,644	$23,014	$115,795	$37,211	$375,814
Special mention (Grade 7)	534	—	—	—	—	—	282	—	816
Substandard (Grade 8)	—	1,030	706	159	125	1,175	984	1,976	6,155
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$82,349	$27,948	$44,989	$30,293	$16,769	$24,189	$117,061	$39,187	$382,785
Gross charge-offs for the year ended	$—	$146	$47	$54	$89	$1,017	$357	$74	$1,784
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$133,856	$151,020	$500,756	$502,285	$204,756	$255,104	$406	$1,175	$1,749,358
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	778	—	2,113	—	—	2,891
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$133,856	$151,020	$500,756	$503,063	$204,756	$257,217	$406	$1,175	$1,752,249
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating:
Performing	$3,708	$13,961	$20,003	$439	$302	$13,378	$185,581	$15,448	$252,820
Non-performing	—	—	—	—	—	—	264	159	423
Total home equity	$3,708	$13,961	$20,003	$439	$302	$13,378	$185,845	$15,607	$253,243
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consumer
Risk rating:
Performing	$4,307	$3,188	$2,784	$1,080	$380	$2,102	$1,151	$—	$14,992
Non-performing	—	—	15	—	—	3	—	—	18
Total consumer	$4,307	$3,188	$2,799	$1,080	$380	$2,105	$1,151	$—	$15,010
Gross charge-offs for the year ended	$—	$47	$18	$14	$5	$—	$14	$—	$98

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
June 30, 2025
Commercial real estate - non-owner-occupied	$—	$28	$128	$156	$1,704,437	$1,704,593	$—
Commercial real estate - owner-occupied	903	190	8	1,101	384,283	385,384
Commercial	788	687	1,008	2,483	504,400	506,883	—
Residential real estate	813	1,529	1,159	3,501	2,014,831	2,018,332	—
Home equity	473	121	403	997	296,966	297,963	—
Consumer	106	28	2	136	18,078	18,214	—
Total	$3,083	$2,583	$2,708	$8,374	$4,922,995	$4,931,369	$—
December 31, 2024
Commercial real estate - non-owner-occupied	$59	$—	$130	$189	$1,387,063	$1,387,252	$—
Commercial real estate - owner-occupied	85	545	430	1,060	323,652	324,712	—
Commercial	373	265	1,548	2,186	380,599	382,785	—
Residential real estate	333	333	974	1,640	1,750,609	1,752,249	—
Home equity	428	141	125	694	252,557	253,251	—
Consumer	55	13	18	86	14,924	15,010	—
Total	$1,333	$1,297	$3,225	$5,855	$4,109,404	$4,115,259	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	June 30 2025			December 31 2024
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$127	$—	$127	$129	$—	$129
Commercial real estate - owner-occupied	18	—	18	430	—	430
Commercial	13,514	—	13,514	1,927	—	1,927
Residential real estate	3,678	—	3,678	1,891	—	1,891
Home equity	834	—	834	434	—	434
Consumer	6	—	6	18	—	18
Total	$18,177	$—	$18,177	$4,829	$—	$4,829

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms is estimated to have been $183,000 and $61,000 for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024, is estimated to have been $256,000 and $104,000, respectively.

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and six months ended June 30, 2025 and 2024.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	June 30 2025			December 31 2024
	Collateral Type		Total Collateral -Dependent Loans	Collateral Type		Total Collateral -Dependent Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial real estate - non-owner occupied	$4,415	$—	$4,415	$4,448	$—	$4,448
Commercial	—	11,967	11,967	—	669	669
Total	$4,415	$11,967	$16,382	$4,448	$669	$5,117

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. For the three and six months ended June 30, 2025, the Company had no material modified loans to borrowers that were experiencing financial difficulty, and for three and six months ended June 30, 2024, it did not modify any loans for borrowers that were experiencing financial difficulty.

The Company closely monitors the performance of loans that were previously modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. During the three and six months ended June 30, 2025 and 2024, there were no defaults of previously modified loans to borrowers experiencing financial difficulty, and no modified loans were past due.

In-Process Foreclosure Proceedings

As of June 30, 2025 and December 31, 2024, the Company had $543,000 and $1.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLBB Advances

FHLBB advances are those borrowings from the FHLBB greater than 90 days. FHLBB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of June 30, 2025 and December 31, 2024, the combined carrying value of residential real estate and commercial loans pledged as collateral was $2.2 and $1.9 billion, respectively.

Refer to Notes 4 and 8 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 6 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

The carrying value of goodwill as of June 30, 2025 and December 31, 2024 is shown in the table below:

(In thousands)	Goodwill
Balance at December 31, 2024	$94,697
2025 Activity(1)	56,808
Balance at June 30, 2025	$151,505
(1)    On January 2, 2025, the Company completed the acquisition of Northway and generated $56.8 million of goodwill. Refer to Note 3 for additional details.

The carrying value of CDI assets at June 30, 2025 and December 31, 2024 is shown in the table below:

	Core Deposit Intangible
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2024	$6,451	$(6,036)	$415
2025 activity	48,058	(2,947)	45,111
Balance at June 30, 2025	$54,509	$(8,983)	$45,526
(1)    On January 2, 2025, the Company completed its acquisition of Northway and recorded CDI assets of $48.1 million that will amortize over a ten year period. Refer to Note 3 for further details. For the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $1.5 million and $139,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $2.9 million and $278,000, respectively. Amortization expense for each period was presented within non-interest expense on the consolidated statements of income.

The following table reflects the estimated amortization expense for CDI assets over the period of estimated economic benefit:

(In thousands)	Core Deposit Intangible Assets
2025	$2,945
2026	5,416
2027	5,300
2028	5,161
2029	4,997
Thereafter	21,707
Total	$45,526

NOTE 7 – BORROWINGS

The following summarizes the Company's borrowings as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Short-Term Borrowings:
FHLBB Borrowings(1)	$359,000	$325,000
Customer Repurchase Agreements(2)	240,367	175,621
Total Short-Term Borrowings	$599,367	$500,621
Junior Subordinated Debentures:
CCTA(1)	$36,083	$36,083
UBCT(1)	8,248	8,248
NCT III(1)(3)	8,517	—
NCT IV(1)(3)	8,517	—
Total Junior Subordinated Debentures	$61,365	$44,331
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

Junior Subordinated Debentures

The Company assumed $10.0 million of junior subordinated debentures issued to NCT III, which issued trust preferred securities to the public. The Company acquired all outstanding equity interest in NCT III as part of the Northway acquisition. The Company is obligated to pay interest on the junior subordinated debentures (and NCT III is obligated to pay interest on the trust preferred securities) quarterly. Both the debentures and the trust preferred securities issued by NCT III have a floating rate which resets quarterly, equal to the three month CME Term SOFR plus the spread adjustment of 26.161 basis points, plus 160 additional basis points. At June 30, 2025 the interest rate on these debentures and trust preferred securities was 6.18%. The debt securities mature on June 15, 2037, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 120 days of the occurrence of certain special redemption events.

The Company assumed $10.0 million of junior subordinated debentures issued to NCT IV, which issued trust preferred securities to the public. The Company acquired all outstanding equity interest in NCT IV as part of the Northway acquisition. The Company is obligated to pay interest on the junior subordinated debentures (and NCT IV is obligated to pay interest on the trust preferred securities) quarterly. Both the debentures and the trust preferred securities issued by NCT IV have a floating rate which resets quarterly, equal to the three month CME Term SOFR plus the spread adjustment of 26.161 basis points, plus 149 additional basis points. At June 30, 2025, the interest rate on these debentures and trust preferred securities was 6.07%. The debt securities mature on June 15, 2037, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
MBS issued or guaranteed by U.S. government-sponsored enterprises	$219,171	$161,397
CMO issued or guaranteed by U.S. government-sponsored enterprises	21,196	14,224
Total(1)(2)(3)	$240,367	$175,621
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.
(3)    The Company assumed customer repurchase agreements of $65.5 million through the acquisition of Northway on January 2, 2025. Refer to Note 3 for further details of the acquisition of Northway.

As of June 30, 2025 and December 31, 2024, certain customers held CDs totaling $204,000 and $333,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$952,964	$774,659
Standby letters of credit	5,114	4,553
Total	$958,078	$779,212

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of June 30, 2025 and December 31, 2024, the ACL on off-balance sheet credit exposures was $3.7 million and $2.8 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended June 30, 2025 and 2024, the provision for credit losses on off-balance sheet credit exposures recorded in provision for credit losses on the consolidated statements of income was $324,000 and $462,000, respectively. For the six months ended June 30, 2025 and 2024, the provision for credit losses on off-balance sheet credit exposures recorded in provision for credit losses on the consolidated statements of income was $879,000 and $435,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of June 30, 2025 and December 31, 2024, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and six months ended June 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $1.9 million will be reclassified as a decrease to interest expense.

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

Risk Participation Agreements. The Company’s existing credit derivatives result from participations in or out of interest rate swaps provided by or to external lenders as part of loan participation arrangements, therefore, they are not used to manage interest rate risk in the Company’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain lenders which participate in loans.

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
June 30, 2025
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$210,000	Other Assets	$9,062	$693,000	Accrued interest and other liabilities	$2,048
Total derivatives designated as hedging instruments	$210,000		$9,062	$693,000		$2,048
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$349,739	Other assets	$10,757	$349,739	Accrued interest and other liabilities	$10,797
Risk participation agreements	35,203	Other assets	—	65,661	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	18,402	Other assets	250	5,271	Accrued interest and other liabilities	30
Forward delivery commitments	10,984	Other assets	131	11,376	Accrued interest and other liabilities	79
Total derivatives not designated as hedging instruments	$414,328		$11,138	$432,047		$10,906
December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$643,000	Other assets	$14,040	$225,000	Accrued interest and other liabilities	$232
Total derivatives designated as hedging instruments	$643,000		$14,040	$225,000		$232
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$313,413	Other assets	$11,717	$313,413	Accrued interest and other liabilities	$11,787
Risk participation agreements	27,568	Other assets	—	60,228	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	4,737	Other assets	65	5,331	Accrued interest and other liabilities	55
Forward delivery commitments	9,813	Other assets	203	1,110	Accrued interest and other liabilities	4
Total derivatives not designated as hedging instruments	$355,531		$11,985	$380,082		$11,846
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Loans(1)	$475,689	$372,724	$689	$(2,276)
Total	$475,689	$372,724	$689	$(2,276)
(1)These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2025 and December 31, 2024, the amortized cost basis of the residential real estate loans used in these hedging relationships was $731.3 million and $752.4 million, respectively, and the amount of the designated hedged residential loans was $475.0 million and $375.0 million, respectively.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended June 30, 2025
Interest rate contracts	$(44)	$(44)	$—	Interest on borrowings	$672	$672	$—
Interest rate contracts	(297)	(297)	—	Interest on junior subordinated debentures	130	130	—
Total	$(341)	$(341)	$—		$802	$802	$—

For the Six Months Ended June 30, 2025
Interest rate contracts	$(895)	$(895)	$—	Interest on borrowings	$1,293	$1,293	$—
Interest rate contracts	(976)	(976)	—	Interest on junior subordinated debentures	246	246	—
Total	$(1,871)	$(1,871)	$—		$1,539	$1,539	$—

For the Three Months Ended June 30, 2024
Interest rate contracts	$(10)	$(10)	$—	Interest and fees on loans	$(740)	$(740)	$—
Interest rate contracts	695	695	—	Interest on borrowings	718	718	—
Interest rate contracts	481	481	—	Interest on junior subordinated debentures	227	227	—
Total	$1,166	$1,166	$—		$205	$205	$—

For the Six Months Ended June 30, 2024
Interest rate contracts	$(98)	$(98)	$—	Interest and fees on loans	$(1,676)	$(1,676)	$—
Interest rate contracts	2,684	2,684	—	Interest on borrowings	1,396	1,396	—
Interest rate contracts	1,746	1,746	—	Interest on junior subordinated debentures	454	454	—
Total	$4,332	$4,332	$—		$174	$174	$—

The tables below present the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$67,477	$4,620	$900	$53,422	$5,285	$524
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$834	$—	$—	$(118)	$—	$—
Derivatives designated as hedging instruments	(59)	—	—	1,679	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$672	$130	$(740)	$718	$227
Amount of gain (loss) reclassified from AOCI into income - included component	—	672	130	(740)	718	227
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—	—	—

	Location and Amount of Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$134,026	$8,638	$1,058	$105,131	$10,483	$1,058
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$2,965	$—	$—	$(4,534)	$—	$—
Derivatives designated as hedging instruments	(1,576)	—	—	7,640	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$1,293	$246	$(1,676)	$1,396	$454
Amount of gain (loss) reclassified from AOCI into income - included component	—	1,293	246	(1,676)	1,396	454
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—	—	—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2025	2024	2025	2024
Customer loan swaps	Other expense	$7	$7	$(30)	$26
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	188	(155)	210	(57)
Forward delivery commitments	Mortgage banking income, net	(66)	(24)	(147)	61
Total		$129	$(172)	$33	$30

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

As of June 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $7.4 million and $11.8 million, respectively. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, as of June 30, 2025 and December 31, 2024, has not posted any collateral as the Company has master netting arrangements with its counterparties. Refer to Note 11 for further information. If the Company had breached any of these provisions as of June 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at their termination value of $7.4 million and $11.8 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(Dollars in thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2025
Derivative assets:
Customer loan swaps - dealer bank(2)	$6,957	$—	$6,957	$—	$(6,950)	$7
Customer loan swaps - commercial customer(3)	3,800	—	3,800	—	—	3,800
Interest rate contracts(2)	9,062	—	9,062	—	(5,607)	3,455
Total	$19,819	$—	$19,819	$—	$(12,557)	$7,262
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$9,402	$—	$9,402	$—	$—	$9,402
Customer loan swaps - dealer bank(2)	1,394	—	1,394	—	—	1,394
Interest rate contracts(2)	2,048	—	2,048	—	2,048	—
Total	$12,844	$—	$12,844	$—	$2,048	$10,796
Customer repurchase agreements	$240,367	$—	$240,367	$240,367	$—	$—
December 31, 2024
Derivative assets:
Customer loan swaps - dealer bank(2)	$10,660	$—	$10,660	$—	$(2,650)	$8,010
Customer loan swaps - commercial customer(3)	1,057	—	1,057	—	—	1,057
Interest rate contracts(2)	14,040	—	14,040	—	(10,812)	3,228
Total	$25,757	$—	$25,757	$—	$(13,462)	$12,295
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$11,679	$—	$11,679	$—	$—	$11,679
Customer loan swaps - dealer bank(2)	108	—	108	—	—	108
Interest rate contracts(2)	232	—	232	—	232	—
Total	$12,019	$—	$12,019	$—	$232	$11,787
Customer repurchase agreements	$175,621	$—	$175,621	$175,621	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of June 30, 2025 and December 31, 2024, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2025 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2025		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"	December 31, 2024		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be "Well Capitalized"
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$646,510	13.35%	10.50%	10.00%	$607,303	15.11%	10.50%	10.00%
Tier 1 risk-based capital ratio	589,803	12.18%	8.50%	6.00%	568,769	14.16%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	526,803	10.88%	7.00%	N/A	525,769	13.09%	7.00%	N/A
Tier 1 leverage capital ratio(1)	589,803	8.74%	4.00%	N/A	568,769	9.90%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$620,620	12.85%	10.50%	10.00%	$575,209	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	563,913	11.68%	8.50%	8.00%	536,676	13.40%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	563,913	11.68%	7.00%	6.50%	536,676	13.40%	7.00%	6.50%
Tier 1 leverage capital ratio	563,913	8.37%	4.00%	5.00%	536,676	9.36%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $44.3 million of junior subordinated debentures in connection with the issuance of trust preferred securities. In the first quarter of 2025, the Company assumed, as part of the Northway acquisition, two additional tranches of junior subordinated debentures totaling $20.6 million, which were subject to fair value purchase accounting at the acquisition date. Refer to Note 7 for additional information regarding the junior subordinated debentures assumed in connection with the Northway acquisition. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of June 30, 2025 and December 31, 2024, $63.0 million and $43.0 million, respectively, of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 13 – OTHER COMPREHENSIVE INCOME

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$5,169	$(1,178)	$3,991	$(282)	$61	$(221)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,682)	384	(1,298)	(1,618)	348	(1,270)
Net change in fair value	6,851	(1,562)	5,289	1,336	(287)	1,049
Cash Flow Hedges:
Change in fair value	(374)	85	(289)	1,148	(247)	901
Less: reclassified AOCI gain into interest expense(1)	802	(183)	619	945	(203)	742
Less: reclassified AOCI (loss) gain into interest income(2)	—	—	—	(740)	159	(581)
Net change in fair value	(1,176)	268	(908)	943	(203)	740
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	(7)	2	(5)	(7)	2	(5)
Other comprehensive income	$5,668	$(1,292)	$4,376	$2,272	$(488)	$1,784
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

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$22,407	$(5,153)	$17,254	$(6,840)	$1,471	$(5,369)
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(3,206)	769	(2,437)	(3,147)	677	(2,470)
Net change in fair value	25,613	(5,922)	19,691	(3,693)	794	(2,899)
Cash Flow Hedges:
Change in fair value	(2,234)	509	(1,725)	4,290	(923)	3,367
Less: reclassified AOCI gain into interest expense(1)	1,539	(351)	1,188	1,850	(398)	1,452
Less: reclassified AOCI (loss) gain into interest income(2)	—	—	—	(1,676)	360	(1,316)
Net change in fair value	(3,773)	860	(2,913)	4,116	(885)	3,231
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(3)	(14)	3	(11)	(14)	3	(11)
Other comprehensive income	$21,826	$(5,059)	$16,767	$409	$(88)	$321
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

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
As of or For the Three Months Ended June 30, 2025
Balance at March 31, 2025	$(89,613)	$6,953	$405	$(82,255)
Other comprehensive income (loss) before reclassifications	3,991	(289)	—	3,702
Less: Amounts reclassified from AOCI	(1,298)	619	5	(674)
Other comprehensive income (loss)	5,289	(908)	(5)	4,376
Balance at June 30, 2025	$(84,324)	$6,045	$400	$(77,879)
As of or For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$(104,015)	$8,958	$411	$(94,646)
Other comprehensive (loss) income before reclassifications	$17,254	(1,725)	—	15,529
Less: Amounts reclassified from AOCI	(2,437)	1,188	11	(1,238)
Other comprehensive (loss) income	19,691	(2,913)	(11)	16,767
Balance at June 30, 2025	$(84,324)	$6,045	$400	$(77,879)
As of or For the Three Months Ended June 30, 2024
Balance at March 31, 2024	$(111,357)	$8,587	$(245)	$(103,015)
Other comprehensive (loss) income before reclassifications	(221)	901	—	680
Less: Amounts reclassified from AOCI	(1,270)	161	5	(1,104)
Other comprehensive (loss) income	1,049	740	(5)	1,784
Balance at June 30, 2024	$(110,308)	$9,327	$(250)	$(101,231)
As of or For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$(107,409)	$6,096	$(239)	$(101,552)
Other comprehensive income before reclassifications	(5,369)	3,367	—	(2,002)
Less: Amounts reclassified from AOCI	(2,470)	136	11	(2,323)
Other comprehensive income (loss)	(2,899)	3,231	(11)	321
Balance at June 30, 2024	$(110,308)	$9,327	$(250)	$(101,231)
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

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Debit card interchange income	Debit card income	$3,646	$3,069	$6,879	$5,935
Services charges on deposit accounts	Service charges on deposit accounts	2,405	2,113	4,723	4,140
Fiduciary services income	Income from fiduciary services	1,981	1,870	3,819	3,619
Investment program income	Brokerage and insurance commissions	1,794	1,441	3,491	2,680
Other non-interest income	Other income	532	435	965	863
Total non-interest income within the scope of ASC 606		10,358	8,928	19,877	17,237
Total non-interest income not in scope of ASC 606		2,709	1,717	4,386	3,730
Total non-interest income		$13,067	$10,645	$24,263	$20,967

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

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company sponsors unfunded, non-qualified SERPs for certain former officers of the Company, The components of net periodic pension were as follows for the following periods:

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Interest cost	Other expenses	$228	$180	457	361
Total		$228	$180	$457	$361

The Company provides certain medical and life insurance benefits to eligible current and former employees. The components of postretirement benefit costs were as follows for the following periods:

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Service cost	Salaries and employee benefits	$2	$2	$4	$4
Interest cost	Other expenses	41	39	82	77
Recognized net actuarial gain	Other expenses	(2)	(1)	(3)	(2)
Amortization of prior service credit	Other expenses	(5)	(6)	(11)	(12)
Total		$36	$34	$72	$67

NOTE 16 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2025	2024	2025	2024
Net income	$14,081	$11,993	$21,407	$25,265
Dividends and undistributed earnings allocated to participating securities(1)	—	(1)	—	(12)
Net income available to common shareholders	$14,081	$11,992	$21,407	$25,253
Weighted-average common shares outstanding for basic EPS(2)	16,905,159	14,591,189	16,874,974	14,581,758
Dilutive effect of stock-based awards(3)	67,236	55,858	66,925	57,976
Weighted-average common and potential common shares for diluted EPS(2)	16,972,395	14,647,047	16,941,899	14,639,734

Earnings per common share:
Basic EPS	$0.84	$0.82	$1.27	$1.73
Diluted EPS	0.83	0.81	1.26	1.72

Awards excluded from the calculation of diluted EPS(4)	—	—	—	397
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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the marketplace obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of June 30, 2025 and December 31, 2024, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2025
Financial assets:
Trading securities	$5,326	$5,326	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,329	—	5,329	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	638,017	—	638,017	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	200,219	—	200,219	—
Subordinated corporate bonds	16,652	—	16,652	—
Loans held for sale	22,567	—	22,567	—
Customer loan swaps	10,757	—	10,757	—
Interest rate contracts	9,062	—	9,062	—
Fixed rate mortgage interest rate lock commitments	250	—	250	—
Forward delivery commitments	131	—	131	—
Financial liabilities:
Deferred compensation	$5,326	$5,326	$—	$—
Customer loan swaps	10,797	—	10,797	—
Interest rate contracts	2,048	—	2,048	—
Fixed rate mortgage interest rate lock commitments	30	—	30	—
Forward delivery commitments	79	—	79	—
December 31, 2024
Financial assets:
Trading securities	$5,243	$5,243	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,289	—	5,289	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	424,956	—	424,956	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	147,479	—	147,479	—
Subordinated corporate bonds	16,025	—	16,025	—
Loans held for sale	11,049	—	11,049	—
Customer loan swaps	11,717	—	11,717	—
Interest rate contracts	14,040	—	14,040	—
Fixed rate mortgage interest rate lock commitments	65	—	65	—
Forward delivery commitments	203	—	203	—
Financial liabilities:
Deferred compensation	$5,243	$5,243	$—	$—
Customer loan swaps	11,787	—	11,787	—
Interest rate contracts	232	—	232	—
Fixed rate mortgage interest rate lock commitments	55	—	55	—
Forward delivery commitments	4	—	4	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2025. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and core deposit intangible assets. As of June 30, 2025 and December 31, 2024, the Company did not have any material, non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used, or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. The Company had no material OREO properties as of June 30, 2025 and December 31, 2024.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2025, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company's core deposit intangible assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2025 and 2024, that indicated the carrying amount may not be recoverable.

The table below highlights financial and non-financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2025
Financial assets:
Collateral-dependent loans	$10,228	$—	$—	$10,228
December 31, 2024
Financial assets:
Collateral-dependent loans	$4,363	$—	$—	$4,363

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
June 30, 2025
Collateral-dependent loans:
Specifically reserved	$10,228	Market approach appraisal of collateral	Estimated selling costs	38%
December 31, 2024
Collateral-dependent loans:
Specifically reserved	$4,363	Market approach appraisal of collateral	Estimated selling costs	15%

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2025
Financial assets:
HTM debt securities	$509,298	$471,195	$—	$471,195	$—
Commercial real estate loans(1)(2)	2,066,265	1,988,552	—	—	1,988,552
Commercial loans(2)	494,808	480,452	—	—	480,452
Residential real estate loans(2)	2,004,823	1,707,514	—	—	1,707,514
Home equity loans(2)	294,398	290,913	—	—	290,913
Consumer loans(2)	18,053	16,148	—	—	16,148
Bank-owned life insurance(3)	110,342	110,342	—	110,342	—
Servicing assets	2,934	4,968	—	—	4,968
Financial liabilities:
Time deposits	$773,185	$768,918	$—	$768,918	$—
Short-term borrowings	599,367	598,869	—	598,869	—
Junior subordinated debentures	61,365	49,433	—	49,433	—
December 31, 2024
Financial assets:
HTM debt securities	$517,778	$470,824	$—	$470,824	$—
Commercial real estate loans(1)(2)	1,694,586	1,569,165	—	—	1,569,165
Commercial loans(2)	376,929	365,556	—	—	365,556
Residential real estate loans(2)	1,742,270	1,494,961	—	—	1,494,961
Home equity loans(2)	250,854	241,992	—	—	241,992
Consumer loans(2)	14,892	13,926	—	—	13,926
Bank-owned life insurance(3)	104,308	104,308		104,308	—
Servicing assets	2,119	4,328	—	—	4,328
Financial liabilities:
Time deposits	$607,245	$603,469	$—	$603,469	$—
Short-term borrowings	500,621	500,292	—	500,292	—
Junior subordinated debentures	44,331	34,357	—	34,357	—
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

NOTE 18 – SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on the Company’s results of operations or financial condition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares, per share data and ratios)	2025	2024	2025	2024
Adjusted Net Income:
Net income, as presented	$14,081	$11,993	$21,407	$25,265
Adjustments before taxes:
Provision for non-PCD acquired loans	—	—	6,294	—
Provision for acquired unfunded commitments	—	—	249	—
Merger and acquisition costs	1,405	—	8,930	—
Signature Bank bond recovery	—	—	—	(910)
Total adjustments before taxes	1,405	—	15,473	(910)
Tax impact of above adjustments(1)	(295)	—	(3,221)	191
Adjustment for deferred tax valuation adjustment(2)	—	—	(2,421)	—
Adjusted net income	$15,191	$11,993	$31,238	$24,546

Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$0.83	$0.81	$1.26	$1.72
Adjustments before taxes:
Provision for non-PCD acquired loans	—	—	0.37	—
Provision for acquired unfunded commitments	—	—	0.01	—
Merger and acquisition costs	0.08	—	0.53	—
Signature Bank bond recovery	—	—	—	(0.06)
Total adjustments before taxes	0.08	—	0.91	(0.06)
Tax impact of above adjustments(1)	(0.02)	—	(0.19)	0.01
Adjustment for deferred tax valuation adjustment(2)	—	—	(0.14)	—
Adjusted diluted earnings per share	$0.89	$0.81	$1.84	$1.67

Adjusted Return on Average Assets:
Return on average assets, as presented	0.82%	0.84%	0.63%	0.89%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	—%	0.18%	—%
Provision for acquired unfunded commitments	—%	—%	0.01%	—%
Merger and acquisition costs	0.09%	—%	0.26%	—%
Signature Bank bond recovery	—%	—%	—%	(0.03)%
Total adjustments before taxes	0.09%	—%	0.45%	(0.03)%
Tax impact of above adjustments(1)	(0.02)%	—%	(0.10)%	0.01%
Adjustment for deferred tax valuation adjustment(2)	—%	—%	(0.07)%	—%
Adjusted return on average assets	0.89%	0.84%	0.91%	0.87%

Adjusted Return on Average Equity:
Return on average equity, as presented	8.77%	9.60%	6.80%	10.18%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	—%	2.00%	—%
Provision for acquired unfunded commitments	—%	—%	0.08%	—%
Merger and acquisition costs	0.88%	—%	2.83%	—%
Signature Bank bond recovery	—%	—%	—%	(0.37)%
Total adjustments before taxes	0.88%	—%	4.91%	(0.37)%
Tax impact of above adjustments(1)	(0.18)%	—%	(1.02)%	0.08%
Adjustment for deferred tax valuation adjustment(2)	—%	—%	(0.77)%	—%
Adjusted return on average equity	9.47%	9.60%	9.92%	9.89%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income, as presented	$14,081	$11,993	$21,407	$25,265
Adjustment for provision (credit) for credit losses	6,920	650	16,349	(1,452)
Adjustment for income tax expense	3,679	2,876	2,527	5,939
Pre-tax, pre-provision income	$24,680	$15,519	$40,283	$29,752
Adjustment for merger and acquisition costs	1,405	—	$8,930	$—
Adjusted pre-tax, pre-provision income	$26,085	$15,519	$49,213	$29,752

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Non-interest expense, as presented	$37,596	$27,310	$82,047	$54,672
Adjustment for merger and acquisition costs	(1,405)	—	(8,930)	—
Adjustment for amortization of core deposit intangible assets	(1,473)	(139)	(2,946)	(278)
Adjusted non-interest expense	$34,718	$27,171	$70,171	$54,394
Net interest income, as presented	$49,209	$32,184	$98,067	$63,457
Adjustment for the effect of tax-exempt income(1)	312	159	638	309
Non-interest income, as presented	13,067	10,645	24,263	20,967
Adjusted net interest income plus non-interest income	$62,588	$42,988	$122,968	$84,733
GAAP efficiency ratio	60.37%	63.77%	67.07%	64.76%
Non-GAAP efficiency ratio	55.47%	63.21%	57.06%	64.19%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on Average Tangible Equity:
Net income, as presented	$14,081	$11,993	$21,407	$25,265
Adjustment for amortization of core deposit intangible assets	1,473	139	2,946	278
Tax impact of above adjustment(1)	(309)	(29)	(619)	(58)
Net income, adjusted for amortization of core deposit intangible assets	$15,245	$12,103	$23,734	$25,485
Average equity, as presented	$643,782	$502,480	$634,851	$498,997
Adjustment for average goodwill and core deposit intangible assets	(197,863)	(95,458)	(198,984)	(95,531)
Average tangible equity	$445,919	$407,022	$435,867	$403,466
Return on average equity	8.77%	9.60%	6.80%	10.18%
Return on average tangible equity	13.71%	11.96%	10.98%	12.70%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see "Adjusted Net Income" table above)	$15,191	$11,993	$31,238	$24,546
Adjustment for amortization of core deposit intangible assets	1,473	139	2,946	278
Tax impact of above adjustment(1)	(309)	(29)	(619)	(58)
Adjusted net income, adjusted for amortization of core deposit intangible assets	$16,355	$12,103	$33,565	$24,766
Adjusted return on average tangible equity	14.71%	11.96%	15.53%	12.34%
(1)    Assumed a 21% tax rate.

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

Core Net Interest Margin (fully-taxable equivalent):
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net interest margin (fully-taxable equivalent), as presented	3.06%	2.36%	3.05%	2.32%
Net accretion income on loans from purchase accounting(1)	(0.30)%	—	(0.30)%	—
Net accretion income on investments from purchase accounting(2)	(0.07)%	—	(0.07)%	—
Net amortization on time deposits and borrowings from purchase accounting(3)	0.01%	—	0.01%	—
Core net interest margin (fully-taxable equivalent)	2.70%	2.36%	2.69%	2.32%
(1)    Recognized $4.3 million and $8.6 million of net accretion income on loans from purchase accounting for the three and six months ended June 30, 2025, respectively.
(2)    Recognized $863,000 and $1.7 million of net accretion income on investments from purchase accounting for the three and six months ended June 30, 2025, respectively.
(3)    Recognized $131,000 and $262,000 million of amortization expense on time deposits and borrowings from purchase accounting for the three and six months ended June 30, 2025, respectively.

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

(Dollars in thousands, except number of shares, per share data and ratios)	June 30, 2025	December 31, 2024
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$652,148	$531,231
Adjustment for goodwill and core deposit intangible assets	(197,031)	(95,112)
Tangible shareholders’ equity	$455,117	$436,119
Shares outstanding at period end	16,919,689	14,579,339
Book value per share	$38.54	$36.44
Tangible book value per share	$26.90	$29.91
Tangible Common Equity Ratio:
Total assets	$6,920,044	$5,805,138
Adjustment for goodwill and core deposit intangible assets	(197,031)	(95,112)
Tangible assets	$6,723,013	$5,710,026
Common equity ratio	9.42%	9.15%
Tangible common equity ratio	6.77%	7.64%

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

(Dollars in thousands)	June 30, 2025	December 31, 2024
Total deposits	$5,514,712	$4,633,167
Adjustment for certificates of deposit	(698,185)	(532,424)
Adjustment for brokered deposits	(211,837)	(179,994)
Core deposits	$4,604,690	$3,920,749

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Total average deposits, as presented(1)	$5,251,327	$4,349,135	$5,290,973	$4,359,912
Adjustment average certificates of deposit	(703,091)	(583,282)	(704,952)	(583,044)
Average core deposits	$4,548,236	$3,765,853	$4,586,021	$3,776,868
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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $6.9 billion in assets as of June 30, 2025, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the "Bank"), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol "CAC."

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

EXECUTIVE OVERVIEW

Net income for the first half of 2025 was $21.4 million, a decrease of $3.9 million, or 15%, compared to the same period in 2024, and diluted EPS was $1.26 and $1.72 for the six months ended June 30, 2025 and 2024, respectively. The Company's operating results for the first six months were materially impacted by the acquisition of Northway Financial, Inc. (“Northway”), which closed on January 2, 2025. Further details on the Northway acquisition can be found in Note 3 of the consolidated financial statements.

For the majority of the first quarter of 2025, the Company operated two banking franchises — Camden National Bank and Northway Bank, which was Northway’s wholly-owned banking subsidiary. In mid-March 2025, we completed the full integration of Northway Bank’s employees, branches and information systems, and began to realize the associated expense synergies in the second quarter of 2025. As a result, the Company saw significant improvement in its second quarter financial results, as compared to the first quarter of 2025, highlighted by a 13% increase in adjusted pre-tax, pre-provision income (non-GAAP) between periods. Total revenues (which is the sum of net interest income and non-interest income) increased 4% between periods, driven by increases in both net interest income and non-interest income, while non-interest expense, excluding merger and acquisition costs, decreased 2%. The combination of improvement in both total revenues and non-interest expense drove a favorable decrease in the Company’s GAAP and non-GAAP efficiency ratio on a linked-quarter basis to 60.37% and 55.47%, respectively, for the second quarter of 2025. We anticipate that the Company will realize its full cost benefits from the Northway acquisition in the third quarter of 2025.

For the six months ended June 30, 2025, the Company incurred certain one-time costs in connection with the Northway acquisition, including (i) transaction-related costs of $8.9 million (pre-tax) and (ii) provision expense of $6.5 million for acquired non-PCD loans.

Adjusting for certain one-time transactions associated with the Northway acquisition, we reported adjusted net income (non-GAAP) of $31.2 million and adjusted diluted EPS (non-GAAP) of $1.84 for the six months ended June 30, 2025, an increase of 27% and 10%, respectively, over the same period of 2024. Included within our financial results for the six months ended June 30, 2025, was $5.9 million of provision expense for one syndicated commercial loan. During the second quarter of 2025, the commercial borrower entered bankruptcy, and, as a result, we placed the $12.0 million commercial loan on non-accrual status and downgraded the loan to doubtful. We continue to work closely with the small bank group involved with this credit and currently anticipate the bankruptcy process to be resolved in the second half of 2025. Overall, the Company’s asset quality continues to be strong and we have not identified any systemic credit concerns across our loan portfolio.

The Company’s capital position at June 30, 2025 continues to be strong and to be well in excess of regulatory capital requirements. Following the acquisition of Northway on January 2, 2025, the Company’s capital continues to swiftly rebuild.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin
Net interest income is the interest earned on loans, securities, and other interest-earning assets, adjusted for net loan fees, origination costs, and accretion or amortization of fair value marks on loans, investments, time deposits and/or borrowings created in purchase accounting, less the interest paid on interest-bearing deposits and borrowings. Net interest income is our largest source of revenue ("revenue" is defined as the sum of net interest income and non-interest income). For the quarter ended June 30, 2025, net interest income was 79% of total revenues, compared to 75% for the same period in 2024. For the six months ended June 30, 2025, net interest income was 80% of total revenues, compared to 75% for the same period of 2024. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income (Fully-Taxable Equivalent) for the Three Months Ended June 30, 2025 and 2024. Net interest income on a fully-taxable equivalent basis for the quarter ended June 30, 2025 was $49.5 million, an increase of $17.2 million, or 53%, compared to the second quarter of 2024. The increase between periods consisted of an increase in interest income on a fully-taxable equivalent basis of $17.3 million, or 28%, which was partially offset by an increase in interest expense of $136,000, or 1%.
•Average interest-earning assets totaled $6.4 billion for the second quarter of 2025, which was an increase of $1.0 billion, or 18%, compared to the second quarter of 2024. The increase between periods was primarily driven by the Northway acquisition on January 2, 2025. As part of the acquisition, the Company acquired total loans of $775.7 million and investments of $230.0 million. In the second quarter of 2025, the Company recognized net fair value mark accretion from the purchase accounting associated with the acquisition of Northway of $5.1 million within interest income, which was made up of $4.3 million of fair value mark accretion on loans and $863,000 of fair value mark accretion on investments. Additionally, between periods the Company’s interest-earning asset yield continued to improve organically and contributed to the increased net interest income as we continued to reinvest cash flows from lower yielding interest-earning assets into new loan originations and investments at current market interest rates.
•Average funding liabilities totaled $6.2 billion for the second quarter of 2025, which was an increase of $1.0 billion, or 20%, compared to the second quarter of 2024. The increase between periods was primarily driven by the acquisition of Northway on January 2, 2025. As part of the acquisition, the Company acquired total deposits of $971.7 and borrowings of $45.0 million. Despite the significant increase in average funding liabilities between periods, interest expense for the second quarter of 2025 increased just $136,000 due to the decrease in our average cost of funds of 39 basis points to 1.96% for the second quarter of 2025. The decrease in our average cost of funds between periods reflects the change in the interest rate environment. The Federal Funds Effective Rate for the second quarter of 2025 was 4.33%, which was 100 basis points lower than the same period of 2024. The other driver for the decrease in our average cost of funds between periods was the low-cost deposit franchise the Company acquired through the Northway acquisition.

Net Interest Margin (Fully-Taxable Equivalent) for the Three Months Ended June 30, 2025 and 2024. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis increased 70 basis points over the second quarter of 2024 to 3.06% for the second quarter of 2025. Refer to the discussion above for the drivers for the change between periods. Adjusting for the impact of purchase accounting, which contributed $5.0 million to net interest income for the second quarter of 2025, the Company reported non-GAAP, core net interest margin of 2.70%, an increase of 34 basis points over the second quarter of 2024.

Net Interest Income (Fully-Taxable Equivalent) for the Six Months Ended June 30, 2025 and 2024. For the six months ended June 30, 2025, the Company's net interest income on a fully-taxable equivalent basis was $98.7 million, an increase of $34.9 million, or 55%, compared to the same period in 2024.
•Interest income on a fully-taxable equivalent basis increased $35.7 million, or 29%, between periods primarily driven by interest-earning assets yield expansion of 41 basis points to 4.92% for the six months ended June 30, 2025 and increase in average earning assets of $1.0 billion, or 19%, due to the acquisition of Northway on January 2, 2025 (as described above).
•Interest expense increased $763,000, or 1%, primarily driven by the increase in average funding liabilities of $1.0 billion, or 20%, between periods due to the acquisition of Northway in the first quarter (as described above). Despite the significant increase in average funding liabilities between periods, the increase in interest expense between periods was muted due to the decrease in our average cost of funds of 36 basis points to 1.95% for the six months ended June 30, 2025. The decrease in our average cost of funds between periods reflects the change in the interest rate environment and the addition of Northway’s low-cost deposit franchise with the acquisition on January 2, 2025.

Net Interest Margin (Fully-Taxable Equivalent) for the Six Months Ended June 30, 2025 and 2024. Our net interest margin on a fully-taxable equivalent basis increased 73 basis points over the six months ended June 30, 2024 to 3.05% for the six months ended June 30, 2025. Refer to the discussion above for the drivers of the change between periods. Adjusting for the impact of purchase accounting, which contributed $10.0 million to net interest income for the first half of 2025, the Company reported non-GAAP, core net interest margin of 2.69%, an increase of 37 basis points over the first half of 2024.

The following tables present, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:
Quarterly Average Balance, Interest and Yield/Rate Analysis

	Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$43,530	$492	4.47%	$50,266	$770	6.06%
Investments - taxable	1,396,669	10,900	3.12%	1,162,941	7,509	2.58%
Investments - nontaxable(1)	61,044	576	3.78%	61,794	584	3.78%
Loans(2):
Commercial real estate	2,076,129	30,001	5.72%	1,701,431	21,892	5.09%
Commercial(1)	407,677	6,355	6.17%	387,337	6,373	6.51%
Municipal(1)	82,768	966	4.68%	16,351	197	4.84%
Residential real estate	2,037,852	24,673	4.84%	1,772,707	19,861	4.48%
Consumer and home equity	308,938	5,672	7.36%	260,384	5,135	7.93%
Total loans	4,913,364	67,667	5.48%	4,138,210	53,458	5.14%
Total interest-earning assets	6,414,607	79,635	4.94%	5,413,211	62,321	4.58%
Cash and due from banks	69,042			76,013
Other assets	448,827			282,590
Less: ACL	(46,681)			(35,538)
Total assets	$6,885,795			$5,736,276
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,103,025	$—	—%	$901,774	$—	—%
Interest checking	1,636,620	7,491	1.84%	1,479,201	9,276	2.52%
Savings	959,987	2,865	1.20%	624,034	810	0.52%
Money market	848,604	5,631	2.66%	760,844	6,452	3.41%
Certificates of deposit	703,091	6,260	3.57%	583,282	5,653	3.90%
Total deposits	5,251,327	22,247	1.70%	4,349,135	22,191	2.05%
Borrowings:
Brokered deposits	207,672	2,347	4.53%	150,799	1,978	5.28%
Customer repurchase agreements	234,491	767	1.31%	185,729	837	1.81%
Junior subordinated debentures	61,325	900	5.88%	44,331	524	4.75%
Other borrowings	398,408	3,853	3.88%	401,144	4,448	4.46%
Total borrowings	901,896	7,867	3.50%	782,003	7,787	4.00%
Total funding liabilities	6,153,223	30,114	1.96%	5,131,138	29,978	2.35%
Other liabilities	88,790			102,658
Shareholders' equity	643,782			502,480
Total liabilities & shareholders' equity	$6,885,795			$5,736,276
Net interest income (fully-taxable equivalent)		49,521			32,343
Less: fully-taxable equivalent adjustment		(312)			(159)
Net interest income		$49,209			$32,184
Net interest rate spread (fully-taxable equivalent)			2.98%			2.23%
Net interest margin (fully-taxable equivalent)			3.06%			2.36%
Core net interest margin (fully-taxable equivalent)(3)			2.70%			2.36%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    This is a non-GAAP measure. Please see "Non-GAAP Financial Measures and Reconciliation to GAAP” for additional information.

Year-to-Date Average Balance, Interest and Yield/Rate Analysis

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$63,971	$1,427	4.44%	$47,376	$1,258	5.25%
Investments - taxable	1,386,239	21,342	3.08%	1,175,320	15,030	2.56%
Investments - nontaxable(1)	61,766	1,168	3.78%	62,090	1,173	3.78%
Loans(2):
Commercial real estate	2,070,874	59,378	5.70%	1,692,015	42,899	5.02%
Commercial(1)	408,327	12,870	6.27%	388,678	12,337	6.28%
Municipal(1)	86,627	2,343	5.46%	15,502	357	4.63%
Residential real estate	2,035,954	48,634	4.78%	1,772,892	39,418	4.45%
Consumer and home equity	306,062	11,194	7.38%	258,844	10,182	7.91%
Total loans	4,907,844	134,419	5.47%	4,127,931	105,193	5.07%
Total interest-earning assets	6,419,820	158,356	4.92%	5,412,717	122,654	4.51%
Cash and due from banks	73,368			70,888
Other assets	446,773			279,764
Less: ACL	(45,794)			(36,241)
Total assets	$6,894,167			$5,727,128
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,105,239	$—	—%	$917,547	$—	—%
Interest checking	1,669,786	15,269	1.84%	1,484,693	18,657	2.53%
Savings	927,622	5,021	1.09%	611,913	1,115	0.37%
Money market	883,374	11,587	2.65%	762,715	12,712	3.35%
Certificates of deposit	704,952	12,750	3.65%	583,044	11,123	3.84%
Total deposits	5,290,973	44,627	1.70%	4,359,912	43,607	2.01%
Borrowings:
Brokered deposits	202,339	4,588	4.57%	142,092	3,740	5.29%
Customer repurchase agreements	235,479	1,518	1.30%	184,108	1,565	1.71%
Junior subordinated debentures	61,304	1,798	5.91%	44,331	1,058	4.80%
Other borrowings	373,277	7,120	3.85%	401,413	8,918	4.47%
Total borrowings	872,399	15,024	3.47%	771,944	15,281	3.98%
Total funding liabilities	6,163,372	59,651	1.95%	5,131,856	58,888	2.31%
Other liabilities	95,944			96,275
Shareholders' equity	634,851			498,997
Total liabilities & shareholders' equity	$6,894,167			$5,727,128
Net interest income (fully-taxable equivalent)		98,705			63,766
Less: fully-taxable equivalent adjustment		(638)			(309)
Net interest income		$98,067			$63,457
Net interest rate spread (fully-taxable equivalent)			2.97%			2.20%
Net interest margin (fully-taxable equivalent)			3.05%			2.32%
Core net interest margin (fully-taxable equivalent)(3)			2.69%			2.32%
(1)    Reported on tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    This is a non-GAAP measure. Please see "Non-GAAP Financial Measures and Reconciliation to GAAP” for additional information.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume. The (a) changes in volume (change in volume multiplied by prior period's rate), (b) changes in rates (change in rate multiplied prior period's volume), and (c) changes in rate/volume (change in rate multiplied by the change in volume), which is allocated to the change due to rate column:

	Three Months Ended June 30, 2025 vs. June 30, 2024			Six Months Ended June 30, 2025 vs. June 30, 2024
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(102)	$(176)	$(278)	$436	$(267)	$169
Investments – taxable	1,508	1,883	3,391	2,700	3,612	6,312
Investments – nontaxable	(7)	(1)	(8)	(6)	1	(5)
Commercial real estate	4,821	3,288	8,109	9,615	6,864	16,479
Commercial	335	(353)	(18)	624	(91)	533
Municipal	799	(30)	769	1,638	348	1,986
Residential real estate	2,970	1,842	4,812	5,853	3,363	9,216
Consumer and home equity	957	(420)	537	1,857	(845)	1,012
Total interest income (fully-taxable equivalent)	11,281	6,033	17,314	22,717	12,985	35,702
Interest-bearing liabilities:
Interest checking	986	(2,771)	(1,785)	2,329	(5,717)	(3,388)
Savings	434	1,621	2,055	581	3,325	3,906
Money market	744	(1,565)	(821)	2,010	(3,135)	(1,125)
Certificates of deposit	1,162	(555)	607	2,328	(701)	1,627
Brokered deposits	747	(378)	369	1,585	(737)	848
Customer repurchase agreements	219	(289)	(70)	437	(484)	(47)
Junior subordinated debentures	201	175	376	405	335	740
Other borrowings	(30)	(565)	(595)	(625)	(1,173)	(1,798)
Total interest expense	4,463	(4,327)	136	9,050	(8,287)	763
Net interest income (fully-taxable equivalent)	$6,818	$10,360	$17,178	$13,667	$21,272	$34,939

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2025	2024	2025	2024
Net fair value mark accretion from purchase accounting - Loans	Interest income	$4,234	$20	$8,550	$43
Net fair value mark accretion from purchase accounting - Investments	Interest income	863	—	1,694	—
Interest income from residential real estate derivatives	Interest income	744	1,524	1,332	3,043
Net loan origination fees (costs)	Interest income	348	557	842	904
Recoveries on previously charged-off acquired loans	Interest income	67	3	90	101
Net fair value mark accretion from purchase accounting - Certificates of deposit	Interest expense	(56)	—	(112)	—
Net fair value mark accretion from purchase accounting - Junior subordinated debentures	Interest expense	(75)	—	(150)	—
Total		$6,125	$2,104	$12,246	$4,091

Provision (Credit) for Credit Losses
The provision (credit) for credit losses was made up of the following components for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Provision (credit) for loan losses(1)	$6,596	$188	$6,408	N.M.	$15,469	$(976)	$16,445	N.M.
Provision for credit losses on off-balance sheet credit exposures(2)	324	462	(138)	(30)%	880	434	446	103%
Credit for HTM debt securities(3)	—	—	—	—%	—	(910)	910	(100)%
Provision (credit) for credit losses	$6,920	$650	$6,270	965%	$16,349	$(1,452)	$17,801	(1226)%
(1)Provision (credit) for loan losses: The Company recorded provision expense of $6.6 million for the second quarter of 2025, primarily driven by a commercial borrower that entered bankruptcy during the second quarter of 2025, for which the Company reserved an additional $5.9 million to cover the expected loss in future quarters. As of June 30, 2025, the Company carried an allowance on this loan totaling $6.0 million, which covered 50% of the loan amount. The Company currently anticipates that this commercial loan will be fully resolved during the second half of 2025.
For the six months ended June 30, 2025, the increase in provision for loan losses of $16.4 million over the same period of 2024 was primarily the result of: (i) the Northway acquisition on January 2, 2025, for which we designated 88% of the acquired loan portfolio as non-PCD and, as such, recorded an associated provision for credit losses on these loans (and established an associated ACL on loans) of $6.3 million, and (ii) the additional reserve required for the aforementioned commercial borrower that entered bankruptcy during the second quarter of 2025.
(2)Provision for credit losses on off-balance sheet credit exposures: At June 30, 2025, the ACL on off-balance sheet credit exposures was $3.7 million, as compared to $2.8 million as of June 30, 2024. The increase was driven by: (i) the Northway acquisition on January 2, 2025 and (ii) an increase in our loss reserves for our current macroeconomic outlook. Our unfunded commitments increased $178.1 million between periods.
(3)Credit for HTM debt securities: During the first six months of 2024, the Company sold its Signature Bank corporate bond that it had previously written off for $1.8 million and recovered proceeds of $910,000.

Non-Interest Income
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Debit card income(1)	$3,646	$3,069	$577	19%	$6,879	$5,935	$944	16%
Service charges on deposit accounts(1)	2,405	2,113	292	14%	4,723	4,140	583	14%
Income from fiduciary services	1,981	1,870	111	6%	3,819	3,619	200	6%
Brokerage and insurance commissions(2)	1,794	1,441	353	24%	3,491	2,680	811	30%
Bank-owned life insurance(1)	1,003	694	309	45%	1,663	1,377	286	21%
Mortgage banking income, net(3)	1,060	516	544	105%	1,568	1,324	244	18%
Other income(1)	1,178	942	236	25%	2,120	1,892	228	12%
Total non-interest income	$13,067	$10,645	$2,422	23%	$24,263	$20,967	$3,296	16%
Non-interest income as a percentage of total revenues	21%	25%			20%	25%
(1)The increase for the three and six months ended June 30, 2025, across these various income categories, compared to the same periods of 2024, was primarily the result of the Northway acquisition on January 2, 2025. As part of the acquisition the Company added approximately 50,000 customer accounts, 28,000 new debit card customers, and one BOLI policy, whereby the underlying investment is tied to the equity market and subject to normal market volatility.
(2)Brokerage and insurance commissions: The increase for the three and six months ended June 30, 2025 compared to 2024, was driven by an increase in assets under management of $189.5 million, or 22%, to $1.1 billion as of June 30, 2025.

(3)Mortgage banking income, net: The increase for the three and six months ended 2025 compared to the periods in 2024 was driven by the positive change in fair value on loans held for sale and residential mortgage loan pipelines for both periods. During the three and six months ended June 30, 2025, the Company sold $48.4 million and $90.3 million, or 39% and 45%, respectively, of its residential mortgage production, compared to $53.5 million and $95.0 million, or 52% and 51%, respectively, for the same periods of 2024.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Salaries and employee benefits(1)	$19,392	$15,601	$3,791	24%	$39,635	$31,555	$8,080	26%
Furniture, equipment and data processing(1)	4,294	3,497	797	23%	9,025	7,126	1,899	27%
Net occupancy costs(1)	2,693	1,981	712	36%	5,726	4,051	1,675	41%
Debit card expense(1)	1,725	1,311	414	32%	3,415	2,575	840	33%
Consulting and professional fees(1)	1,310	1,149	161	14%	2,808	2,009	799	40%
Regulatory assessments(1)	1,127	813	314	39%	2,113	1,670	443	27%
Amortization of core deposit intangible assets(2)	1,473	139	1,334	N.M.	2,946	278	2,668	N.M.
OREO and collection costs, net	91	47	44	94%	181	57	124	218%
Merger and acquisition costs(3)	1,405	—	1,405	N.M.	8,930	—	8,930	N.M.
Other expenses(1)	4,086	2,772	1,314	47%	7,268	5,351	1,917	36%
Total non-interest expense	$37,596	$27,310	$10,286	38%	$82,047	$54,672	$27,375	50%
Ratio of non-interest expense to total revenues	60.37%	63.77%			67.07%	64.76%
Efficiency ratio (non-GAAP)	55.47%	63.21%			57.06%	64.19%
(1)The increase for the three and six months ended June 30, 2025, across these various expense categories, compared to the same periods of 2024, was primarily the result of the Northway acquisition on January 2, 2025. In the second quarter of 2025, the Company continued to optimize and achieve its targeted cost savings as a combined organization, primarily through the elimination of redundancies across its personnel, information systems, technologies and services. The Company anticipates its quarterly run-rate operating expenses to continue to improve during the second half of 2025 as the full-benefit of cost savings are realized.
(2)Amortization of core deposit intangible assets: The increase for the three and six months ended June 30, 2025 compared to the same periods in 2024, was the result of Northway acquisition on January 2, 2025. Our provisional estimate for CDI assets created during the acquisition totaled $48.1 million, of which we estimate the useful life of the definite-lived intangible asset to be ten years. Refer to Note 3 and Note 6 of the consolidated financial statements for additional information.
(3)Merger and acquisition costs: For the three and six months ended June 30, 2025, the Company incurred costs associated with the Northway acquisition totaling $1.4 million and $8.9 million, respectively. Through June 30, 2025, the Company had incurred total acquisition-related costs, including those incurred by Northway prior to the closing on January 2, 2025, of $12.2 million. We anticipate additional one-time, acquisition-related costs to be incurred over the coming quarters.
The acquisition-related costs incurred during the three and six months ended June 30, 2025 include:

(Dollars in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Personnel termination-related costs	$267	$4,992
Consulting, legal and accounting-related costs	789	1,823
Contract termination and conversion-related costs	246	945
Other acquisition costs	103	1,170
Total	$1,405	$8,930

Income Tax Expense
The Company recorded income tax expense of $3.7 million and $2.5 million, respectively, for the three and six months ended June 30, 2025, compared to $2.9 million and $5.9 million, respectively, for the same periods in 2024. The Company’s estimated normalized effective tax rate is currently estimated at 20.6%, however, given the Northway acquisition and the change in the apportionment of income across the states in which the Company primarily operates, the Company changed its estimated deferred tax rate, increasing it from 21.5% to 22.8% in the first quarter of 2025. This change in the estimated deferred tax rate resulted in a one-time revaluation of the Company’s legacy deferred tax assets and the recognition of a one-time income tax benefit of $2.4 million in the first quarter of 2025. Refer to Note 3 of the consolidated financial statements for further discussion.

On July 4, 2025, the OBBBA was signed into law. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on the Company’s consolidated financial statements. Refer to Note 18 of the consolidated financial statements for further discussion.

FINANCIAL CONDITION

Cash and Cash Equivalents
Total cash and cash equivalents as of June 30, 2025, were $113.8 million, compared to $215.0 million at December 31, 2024. As part of the Northway acquisition on January 2, 2025, the Company acquired $48.3 million of cash which it leveraged to prepay all of the FHLBB borrowings assumed from Northway, totaling $45.0 million, offsetting the cash obtained through the acquisition. Additionally, during the six months ended June 30, 2025, we utilized cash to support loan growth. The Company continues to actively manage its cash balances. Refer to Note 3 of the consolidated financial statements for further details on acquired assets and liabilities from Northway.

Included within the Company’s cash and cash equivalents’ balances at June 30, 2025 and December 31, 2024, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position totaling $11.1 million and $13.2 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 10 and 11 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments
The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of June 30, 2025 and December 31, 2024, our investment portfolio consisted of MBS, CMO, municipal and subordinated corporate debt securities; FHLBB, FRB and other correspondent bank relationship common stock; and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans.

As of June 30, 2025, the reported value of the Company's total investments portfolio was $1.4 billion, an increase of $262.4 million, or 23%, since December 31, 2024. The change between periods was driven by the following:
•Investments acquired as part of the Northway acquisition on January 2, 2025 totaling $230.0 million, net of purchase accounting adjustments, which included: (i) investment debt securities of $227.4 million, net of purchase accounting adjustments, all of which we designated as AFS and (ii) FHLBB and other corresponding banking relationship common stock totaling $2.5 million.
•The Sale of $56.4 million of acquired Northway debt securities shortly after the acquisition date to restructure the combined investment portfolio. These debt securities were sold at fair value, and, thus, no gain or loss was recognized upon sale.
•The Purchase of $120.9 million of debt securities that we designated as AFS, and the purchase of $5.0 million of subordinated corporate debt securities of another regional financial institution that we designated as HTM.
•Pay downs, calls, and maturities of $64.8 million.
•An increase in the fair value of the Company’s AFS debt securities of $22.4 million due to the decrease in interest rates across the mid- and long-end of the yield curve between periods.

AFS and HTM Debt Securities. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively.

Our AFS debt securities portfolio, which comprised 61% and 52% of our investment portfolio as of June 30, 2025 and December 31, 2024, respectively, was carried at fair value using Level 2 valuation techniques. Refer to Note 17 of the consolidated financial statements for further details on the Company's fair value techniques. Our HTM debt securities are carried at amortized cost and comprised 36% and 45% of our investment portfolio as of June 30, 2025 and December 31, 2024, respectively.

The book value of our debt securities as of June 30, 2025 was $1.4 billion, compared to $1.1 billion as of December 31, 2024. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated subordinated corporate and municipal bonds by nationally recognized rating agencies. At June 30, 2025 and December 31, 2024, the book value of U.S. government and government-sponsored agencies represented approximately 92% and 91%, respectively, of our debt securities portfolio.

The following table details the composition of the Company's investment portfolio as of June 30, 2025 and December 31, 2024, based on the book value of each security type as a percentage of total book value of the Company's debt securities:

(Dollars in thousands)	June 30, 2025	Percent of Total Debt Securities as of June 30, 2025	December 31, 2024	Percent of Total Debt Securities as of December 31, 2024
MBS - Agency-backed	$923,346	67%	$717,126	65%
CMO - Agency-backed	336,295	25%	289,946	26%
Municipal	60,988	4%	61,336	5%
Subordinated corporate bonds	41,089	3%	35,390	3%
Other - Agency-backed	7,797	1%	5,243	1%
Total	$1,369,515	100%	$1,109,041	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of June 30, 2025, compared to December 31, 2024, remains consistent and is believed to be well-positioned to provide a stable source of cash flow. As of June 30, 2025 and December 31, 2024, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 5.3 years and 5.2 years, respectively.

The fair value and book value of the Company's subordinated corporate bonds and municipal securities as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025				December 31, 2024
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain
Municipal bonds	53	$57,888	$61,079	$(3,191)	54	$59,560	$61,469	$(1,909)
Subordinated corporate bonds	18	41,613	42,139	(526)	18	35,436	37,048	(1,612)
Total	71	$99,501	$103,218	$(3,717)	72	$94,996	$98,517	$(3,521)

At June 30, 2025 and December 31, 2024, municipal bonds were 4% and 5%, respectively, of the book value of the total bond portfolio at each date and all municipal bonds carried an investment-grade credit rating.

At June 30, 2025 and December 31, 2024, subordinated corporate bonds were 3% of the book value of the total bond portfolio at each date. At June 30, 2025 and December 31, 2024, subordinated corporate bonds with a book value of $25.9 million at each period, or 62% and 70%, respectively, of the subordinated corporate bond portfolio, carried an investment-grade credit rating. The remaining $16.2 million and $11.2 million, respectively, of book value, or 38% and 30%, respectively, of the subordinated corporate bond portfolio, were non-rated subordinated corporate bonds of community banks within our markets. As of June 30, 2025, the subordinated corporate bond portfolio was made up of 17 different companies, which included 15 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 31% of our exposure as of June 30, 2025, being to global systemically important banks, or "G-SIBs." We continue to monitor and analyze the performance of our subordinated corporate bond portfolio.

We completed a review of our HTM and AFS investment portfolio as of June 30, 2025, and concluded that no ACL was warranted on any of our bonds at this time.

Other Investments. Our other investments on the consolidated statements of condition is primarily made up of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2025 and December 31, 2024, our investment in FHLBB stock totaled $18.1 million and $17.1 million, respectively, and our investment in FRB stock was $8.7 million and $5.4 million, respectively.

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

Loans
The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2025	December 31, 2024	($)	(%)
Commercial real estate - non-owner-occupied	$1,704,593	$1,387,252	$317,341	23%
Commercial real estate - owner-occupied	385,384	324,712	60,672	19%
Commercial	506,883	382,785	124,098	32%
Residential real estate	2,018,332	1,752,249	266,083	15%
Consumer and home equity	316,177	268,261	47,916	18%
Total loans	$4,931,369	$4,115,259	$816,110	20%
Commercial Loan Portfolio	$2,596,860	$2,094,749	$502,111	24%
Retail Loan Portfolio	$2,334,509	$2,020,510	$313,999	16%
Commercial Portfolio Mix	53%	51%
Retail Portfolio Mix	47%	49%

On January 2, 2025, the Company completed its acquisition of Northway, which included $775.7 million of loans held for investment, net of purchase accounting adjustments. Refer to Note 3 of the consolidated financial statements for further discussion of the Company’s accounting for the acquisition of Northway.

Portfolio Concentrations. Our primary geographical markets are Maine, New Hampshire and Massachusetts, making up 57%, 25%, and 13%, respectively, of the loan portfolio as of June 30, 2025, compared to 68%, 11%, and 16%, respectively, as of December 31, 2024. The increases between periods in our loan exposure to New Hampshire and Massachusetts was driven by the Northway acquisition. As of June 30, 2025, our distribution channels, including branches acquired in the Northway merger, included 55 branches in Maine, 17 branches in New Hampshire, and an online residential mortgage and small business digital loan platform.

As of June 30, 2025, the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 31% and 30%, respectively, of our total commercial real estate portfolio and were both 13% of total loans. As of June 30, 2025, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	June 30, 2025		December 31, 2024		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,316,655	51%	$1,056,180	50%	$260,475	25%
Lodging	289,512	11%	220,943	11%	68,569	31%
Retail trade	159,566	6%	141,157	7%	18,409	13%
Health care	126,260	5%	104,865	5%	21,395	20%
Construction	86,131	3%	74,075	4%	12,056	16%
Other (each < 3%)	618,736	24%	497,529	23%	121,207	24%
Total	$2,596,860	100%	$2,094,749	100%	$502,111	24%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,704,593	66%	$1,387,252	66%	317,341	23%
Commercial real estate - owner-occupied	385,384	15%	324,712	16%	60,672	19%
Commercial	506,883	19%	382,785	18%	124,098	32%
Total	$2,596,860	100%	$2,094,749	100%	$502,111	24%
(1)    The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	June 30, 2025			December 31, 2024			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$424,445	32%	9%	$325,050	31%	8%	$99,395	31%
Retail	200,700	15%	4%	157,483	15%	4%	43,217	27%
Office(b)	200,413	15%	4%	166,189	16%	4%	34,224	21%
Industrial	186,501	14%	4%	169,763	16%	4%	16,738	10%
Multi-family (1-4 units)(c)	149,522	11%	3%	122,474	12%	3%	27,048	22%
Other(d)	155,074	13%	3%	115,221	10%	3%	39,853	35%
Total	$1,316,655	100%	27%	$1,056,180	100%	26%	$260,475	25%
(a)    Multi-family (5+ units) loans are primarily located in non-urban locations, including 53% in Maine, 36% in New Hampshire, and 9% in Massachusetts as of June 30, 2025, compared to 68%, 23%, and 7%, respectively, as of December 31, 2024.
(b)    Office loans are primarily located in non-urban locations, including 43% in Maine, 36% in New Hampshire, and 21% in Massachusetts as of June 30, 2025, compared to 52%, 26%, and 23%, respectively, as of December 31, 2024.
(c)    Represents multi-family (1-4 units) that are used for commercial purposes.
(d)     Includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.
From time to time, the Company participates in select commercial syndication loans alongside other financial institutions to diversify its commercial loan portfolio. As of June 30, 2025 and December 31, 2024, the Company’s syndicated loan portfolio consisted of seven and eight borrowers, respectively, across a range of industries, with total outstanding loan balances of $93.9 million and $102.4 million. As of each date, these balances represented 2% of the Company’s total loan portfolio and were shared national credits.

During the second quarter of 2025, one borrower, representing $12.0 million of the outstanding balance as of June 30, 2025, entered bankruptcy, and we placed this loan on non-accrual status and downgraded its risk rating from “passing” to “doubtful”. We anticipate the bankruptcy proceedings to be completed during the second half of 2025. As of June 30, 2025, there were no other indications of credit deterioration within the syndicated loan portfolio.

Related Party Transactions. The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 5 of the consolidated financial statements provides information on related party lending transactions. We have not entered into significant related party transactions.

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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Non-accrual loans:
Commercial real estate - non-owner-occupied	$127	$129
Commercial real estate - owner-occupied	18	430
Commercial	13,514	1,927
Residential real estate	3,678	1,891
Consumer and home equity	840	452
Total non-accrual loans	18,177	4,829
Other real estate owned	72	—
Total non-performing assets	$72	$—
Total loans, excluding loans held for sale	$4,931,369	$4,115,259
Total assets	6,920,044	5,805,138
ACL on loans	53,022	35,728
ACL on loans to non-accrual loans	291.70%	739.86%
Non-accrual loans to total loans	0.37%	0.12%
Non-performing loans to total loans	0.37%	0.12%
Non-performing assets to total assets	0.26%	0.08%
Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of June 30, 2025 and December 31, 2024, loans classified as potential problem loans totaled $225,000 and $96,000, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$27	$59
Commercial real estate - owner-occupied	1,093	630
Commercial	884	393
Residential real estate	1,519	558
Consumer and home equity	591	621
Total	$4,114	$2,261
Total loans	$4,931,369	$4,115,259
Accruing loans 30-89 days past due to total loans	0.08%	0.05%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,		As of or For The Year Ended December 31, 2024
(Dollars in thousands)	2025	2024	2025	2024
ACL on loans at the beginning of the period	$46,723	$35,613	$35,728	$36,935	$36,935
ACL on acquired PCD loans	—	—	3,071	—	—
Components of Provision (Credit) for Credit Losses on Loans:
Provision for acquired non-PCD loans	—	—	6,293	—	—
General provision (credit) for loan losses	6,596	188	9,176	(976)	53
Total provision (credit) for credit losses on loans	6,596	188	15,469	(976)	53
Net charge-offs (recoveries)(1):
Commercial real estate	(1)	(1)	138	(8)	(10)
Commercial	230	384	1,015	601	1,329
Residential real estate	(5)	(7)	(7)	(13)	(26)
Consumer and home equity	73	13	100	(33)	(33)
Total net charge-offs	297	389	1,246	547	1,260
ACL on loans at the end of the period	$53,022	$35,412	$53,022	$35,412	$35,728
Components of ACL:
ACL on loans	$53,022	$35,412	$53,022	$35,412	$35,728
ACL on off-balance sheet credit exposures	3,684	2,787	3,684	2,787	2,805
ACL at end of the period	$56,706	$38,199	$56,706	$38,199	$38,533
Total loans, excluding loans held for sale	$4,931,369	$4,139,361	$4,931,369	$4,139,361	$4,115,259
Average Loans	$4,913,364	$4,138,210	$4,907,844	$4,127,931	$4,129,171
Net charge-offs to average loans (annualized)	0.02%	0.04%	0.05%	0.03%	0.03%
Provision (credit) for loan losses (annualized) to average loans	0.54%	0.02%	0.37%	(0.05)%	—%
ACL on loans to total loans	1.08%	0.86%	1.08%	0.86%	0.87%
ACL on loans to non-performing loans	291.70%	367.31%	291.70%	367.31%	739.86%
ACL on loans to net charge-offs (annualized)	4,463.13%	2,275.84%	2,127.69%	3,236.93%	2,835.56%
(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended June 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2025:
Commercial real estate	$—	$1	$(1)	$2,076,129	—%
Commercial	350	120	230	490,445	0.19%
Residential real estate	—	5	(5)	2,037,852	—%
Consumer and home equity	75	2	73	308,938	0.09%
Total	$425	$128	$297	$4,913,364	0.02%
2024:
Commercial real estate	$—	$1	$(1)	$1,701,431	—%
Commercial	454	70	384	403,688	0.38%
Residential real estate	—	7	(7)	1,772,707	—%
Consumer and home equity	19	6	13	260,384	—%
Total	$473	$84	$389	$4,138,210	0.04%

	For The Six Months Ended June 30,
2025:
Commercial real estate	$191	$53	$138	$2,070,874	0.01%
Commercial	1,245	230	1,015	494,954	0.41%
Residential real estate	4	11	(7)	2,035,954	—%
Consumer and home equity	105	5	100	306,062	0.07%
Total	$1,545	$299	$1,246	$4,907,844	0.05%
2024:
Commercial real estate	$—	$8	$(8)	$1,692,015	—%
Commercial	763	162	601	404,180	0.30%
Residential real estate	—	13	(13)	1,772,892	—%
Consumer and home equity	55	88	(33)	258,844	(0.03)%
Total	$818	$271	$547	$4,127,931	0.03%

	For the Year Ended December 31,
2024:
Commercial real estate	$—	$10	$(10)	$1,699,655	—%
Commercial	1,784	455	1,329	394,116	0.34%
Residential real estate	—	26	(26)	1,773,149	—%
Consumer and home equity	99	132	(33)	262,251	(0.01)%
Total	$1,883	$623	$1,260	$4,129,171	0.03%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three months or six months ended June 30, 2025. The significant key assumptions used with the ACL on loans calculation as of June 30, 2025 and December 31, 2024, included: (i) Company-specific macroeconomic factors (i.e., loss drivers), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of June 30, 2025 and December 31, 2024, the recorded ACL on loans was $53.0 million, or 1.08% to total loans, and $35.7 million, or 0.87% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a recession over the next 12 to 24 months using multiple scenarios and probability weighting each scenario. The ACL on loans as of June 30, 2025 incorporated a higher weighting for the probability of a recession over the next 12 to 24 months based on management's forecasted macroeconomic outlook as of that date as compared to December 31, 2024. The overall global and national markets continue to be volatile and carry a high degree of uncertainty, and any changes to our forecast or qualitative factors subject our ACL estimate to a higher risk of fluctuation between periods. Refer to “—Provision for Credit Losses” and Note 5 of the consolidated financial statements for other factors impacting the change in ACL on loans during the six months ended June 30, 2025.

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

ACL on Off-Balance Sheet Credit Exposures. There were no significant changes in our modeling methodology to determine the ACL on off-balance sheet credit exposures during six months ended June 30, 2025. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above. The ACL on off-balance sheet credit exposures as of June 30, 2025 and December 31, 2024 was $3.7 million and $2.8 million, respectively.

The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition. Increases (decreases) to the ACL on off-balance sheet credit exposures were presented within provision for credit losses on the consolidated statements of income.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change to our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition.

ACL on HTM Securities. As of June 30, 2025, we have evaluated our HTM debt securities, and we have not identified any credit concerns. As of June 30, 2025 and December 31, 2024, there was no ACL recorded on HTM investments. Refer to “—Investments” and Note 4 of the consolidated financial statements for further discussion.

Goodwill and CDI Assets
On January 2, 2025, the Company completed its acquisition of Northway, and, after applying provisional purchase accounting entries, it generated $56.8 million of goodwill. At June 30, 2025, goodwill totaled $151.5 million, compared to $94.7 million as of December 31, 2024. We review goodwill for impairment at least annually as of November 30th, or more frequently as determined by management.

Through the Northway acquisition, the Company created CDI assets of $48.1 million, or 6% of core deposits acquired. At June 30, 2025, CDI assets totaled $45.5 million compared to $415,000 as of December 31, 2024, and related amortization was $1.5 million and $2.9 million for the three and six months ended June 30, 2025, compared to $139,000 and $278,000 for the same periods in 2024, respectively. We review CDI assets for impairment when a triggering event suggests such is necessary. During the six months ended June 30, 2025 and 2024, there were no indications of potential material risk of impairment of core deposit intangible assets for any of the aforementioned years.

Refer to Notes 3 and 6 of the consolidated financial statements for additional information.

Investment in BOLI
At June 30, 2025 and December 31, 2024, BOLI was $110.3 million and $104.3 million, respectively. The increase for the six months ended June 30, 2025, was driven by the Northway acquisition on January 2, 2025. As part of the acquisition, the Company acquired one BOLI policy. The underlying investments within the acquired BOLI are marketable equity securities that are subject to market fluctuations for which the related BOLI value may increase or decrease with the change in valuation being accounted for within non-interest income.

Refer to Note 3 of the consolidated financial statements for additional information.

Deferred Tax Assets
At June 30, 2025 and December 31, 2024, the Company's deferred tax assets were $57.3 million and $40.0 million, respectively. The increase in deferred tax assets for the six months ended June 30, 2025, was driven by the Northway acquisition. Upon completing the acquisition, the Company’s deferred tax rate increased from 21.5% to 22.8% due to its increased presence and income apportionment to New Hampshire and Massachusetts. As a result of the deferred tax rate increase, we revalued the Company’s legacy deferred tax assets. Furthermore, the Company reported the deferred tax assets acquired from Northway and those created through purchase accounting adjustments at the Company’s increased deferred tax rate of 22.8%. The Company did not carry any valuation allowances on its deferred tax assets at June 30, 2025 or December 31, 2024.

Refer to Note 3 of the consolidated financial statements for additional information.

Liabilities
Deposits. Total deposits increased $881.5 million, or 19%, during the six months ended June 30, 2025 to $5.5 billion. The significant increase in deposit balances was driven by the Company’s acquisition of Northway on January 2, 2025. As part of the acquisition, the Company acquired $971.7 million of deposits, net of purchase accounting adjustments. Of the total deposits acquired, $799.1 million, or 82%, were low-cost, core deposits (non-GAAP). Excluding the acquired deposits, deposit balances for the six months ended June 30, 2025 decreased $90.1 million, or 2%, which was driven by interest checking deposit outflows from two large customers totaling $115.0 million due to normal business activities.

The following table details the Company’s change in organic deposit balances for the six months ended June 30, 2025:

(Dollars in thousands)	June 30, 2025	December 31, 2024	Deposits Acquired in the Northway Merger(1)	Six Months Ended June 30, 2025 Organic Growth
Non-interest checking	$1,118,080	$925,571	$197,320	$(4,811)	(1)%
Interest checking	1,663,335	1,483,589	315,891	(136,145)	(9)%
Savings and money market	1,823,275	1,511,589	285,889	25,797	2%
Certificates of deposit	698,185	532,424	172,573	(6,812)	(1)%
Brokered deposits	211,837	179,994	—	31,843	18%
Total deposits	$5,514,712	$4,633,167	$971,673	$(90,128)	(2)%
(1)     Represents the fair value mark recorded on deposits as of the acquisition date, January 2, 2025.

The Company's loan-to-deposit ratio was 89% at both June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.2 billion, or 22% of total deposits, as of June 30, 2025, and $1.1 billion, or 23% of total deposits, as of December 31, 2024.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $805.2 million, or 15% of total deposits, as of June 30, 2025, and $760.8 million, or 16% of total deposits, as of December 31, 2024.

The balance of CDs that exceeded the FDIC deposit insurance limit of $250,000 was $148.4 million, or 21% of CD balances, as of June 30, 2025, and $167.2 million, or 27% of CD balances, as of December 31, 2024. The total uninsured portion of these CDs was $52.9 million, or 8% and $109.2 million, or 21% as of June 30, 2025 and December 31, 2024, respectively.

Borrowings. As of June 30, 2025, total borrowings were $660.7 million, an increase of $115.8 million, or 21%, since December 31, 2024, and were comprised of:
•Customer repurchase agreements totaling $240.4 million, an increase of $64.7 million, since December 31, 2024. Through the acquisition of Northway, the Company acquired $65.5 million of repurchase agreements as of the acquisition date.
•FHLBB advances totaled $359.0 million at June 30, 2025, an increase of $34.0 million, or 10%, since December 31, 2024. The Company assumed $45.0 million of FHLBB advances through the acquisition of Northway on January 2, 2025, and shortly after the acquisition date, we prepaid all of the acquired FHLBB advances as we looked to optimize our balance sheet and earnings profile. We utilize FHLBB advances as necessary to supplement funding needs, as well as to optimize our funding costs.
•As of June 30, 2025, the balance of all junior subordinated debentures totaled $61.4 million, compared to $44.3 million as of December 31, 2024. The Company assumed two new tranches of junior subordinated debentures through the Northway acquisition. Refer to Note 7 of the consolidated financial statements for additional information.

Shareholders' Equity
Shareholders' equity as of June 30, 2025, totaled $652.1 million, an increase of $120.9 million, or 23%, since December 31, 2024. The significant increase was driven by the issuance of $96.5 million of shares of the Company’s common stock as consideration for the Northway acquisition on January 2, 2025. Additionally, the decrease in the mid- and long-end of the yield curve between periods resulted in an increase in the fair value of the Company AFS investments and resulted in an increase in AOCI of $19.7 million during the six months ended June 30, 2025.

On June 24, 2025, the Company announced a quarterly cash dividend to shareholders of $0.42 per share, payable on July 31, 2025 to shareholders of record as of July 15, 2025. As of June 30, 2025, the Company's annualized dividend yield was 4.14% based on Camden National's closing share price of $40.58, as reported by NASDAQ on June 30, 2025.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,		As of or For The Year Ended December 31, 2024
	2025	2024	2025	2024
Financial Ratios
Average equity to average assets	9.35%	8.76%	9.21%	8.71%	8.92%
Common equity ratio	9.42%	8.88%	9.42%	8.88%	9.15%
Tangible common equity ratio (non-GAAP)	6.77%	7.34%	6.77%	7.34%	7.64%
Dividend payout ratio	50.00%	51.22%	66.14%	48.55%	46.28%
Per Share Data
Book value per share	$38.54	$34.89	$38.54	$34.89	$36.44
Tangible book value per share (non-GAAP)	$26.90	$28.34	$26.90	$28.34	$29.91
Dividends declared per share	$0.42	$0.42	$0.84	$0.84	$1.68

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

As of June 30, 2025, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash(1)	$10,629
Unpledged investment securities	477,344
Over collateralized securities pledging position	62,125
FHLBB	934,995
Fed Discount Window	155,636
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,735,601
(1)     Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of June 30, 2025, the minimum reserve requirement remains at zero.

Total available primary liquidity of $1.7 billion was 2.2 times uninsured and uncollateralized deposits as of June 30, 2025. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primarily liquidity noted above, as of June 30, 2025, we may access an additional $1.2 billion in funding through brokered deposits.

Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of June 30, 2025 and December 31, 2024, total deposits, including brokered deposits, were $5.5 billion and $4.6 billion, respectively. Core deposits (which excludes CDs and brokered deposits) (non-GAAP) increased $683.9 million, or 17%, during the six months ended June 30, 2025 to $4.6 billion due to the strong core deposit base acquired from Northway. Additionally, due to the Northway acquisition, CDs increased $165.8 million, or 31%, during the six months ended June 30, 2025 to $698.2 million, and brokered deposits increased $31.8 million, or 18%, during the six months ended June 30, 2025 to $211.8 million. Brokered deposits consisted of $75.0 million of brokered CDs and $136.8 million of brokered money market accounts. As of June 30, 2025, all brokered CDs were scheduled to mature within 12 months. Refer to “—Financial Condition—Liabilities—Deposits” for further discussion on deposits.

The following is a summary of the scheduled maturities of CDs (not including brokered CDs) as of June 30, 2025:

(Dollars in thousands)	CDs
1 year or less	$441,542
> 1 year	256,643
Total	$698,185

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB, other federal funds and customer repurchase agreements. As of June 30, 2025, total borrowings were $660.7 million, compared to $545.0 million as of December 31, 2024. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of June 30, 2025, the Company had $935.0 million in borrowing capacity from the FHLBB.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, as of June 30, 2025, we have available lines of credit of $9.9 million with the FHLBB, $85.0 million with two correspondent banks, and $155.6 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of June 30, 2025:

(Dollars in thousands)	FHLBB Advances	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$359,000	$240,367	$—	$599,367
> 1 year	—	—	61,365	61,365
Total	$359,000	$240,367	$61,365	$660,732

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of June 30, 2025, qualifying residential mortgage loans with a book value of $1.8 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	June 30, 2025
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$51,236	$394,058	$553,286	$2,668	$1,001,248	20%
Commercial	59,897	129,793	82,096	12,157	283,943	6%
Residential real estate	86	9,363	126,472	1,399,663	1,535,584	31%
Consumer and home equity	1,709	12,970	18,105	229,260	262,044	5%
Total fixed rate	112,928	546,184	779,959	1,643,748	3,082,819	62%
Adjustable/Variable Rate:
Commercial real estate(2)	53,308	343,545	450,399	241,477	1,088,729	22%
Commercial	84,908	74,363	56,274	7,396	222,941	5%
Residential real estate	22	1,414	32,878	448,433	482,747	10%
Consumer and home equity	59	3,017	16,458	34,599	54,133	1%
Total adjustable/variable rate	138,297	422,339	556,009	731,905	1,848,550	38%
Total loans	$251,225	$968,523	$1,335,968	$2,375,653	$4,931,369	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Interest rates have remained elevated during the start of 2025, which has continued to result in slowing cash flows. As of June 30, 2025 and December 31, 2024, the Company's MBS and CMO debt securities portfolio totaled 92% and 91% of book value, respectively, of the Company's investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $297.2 million as of June 30, 2025.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of June 30, 2025:

(Dollars in thousands)	Contractual Cash Flows(1)
1 year or less	$145,054
> 1 year	1,224,461
Total	$1,369,515
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the six months ended June 30, 2025, the Company reported net income of $21.4 million and paid cash dividends of $14.2 million to shareholders.

In addition, in the course of its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of June 30, 2025, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(Dollars in thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$14,807	$1,937	$12,870
Finance leases	9,018	451	8,567
Other contractual obligations	4,655	4,655	—
Total	$28,480	$7,043	$21,437

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $652.1 million and $531.2 million as of June 30, 2025 and December 31, 2024, respectively, which amounted to 9% of total assets at both dates. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders' equity for the six months ended June 30, 2025.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $14.2 million and $12.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase in our declared cash dividend reflects the issuance of 2.3 million shares as consideration for the Northway acquisition that was completed on January 2, 2025 (refer to Note 3 of the consolidated financial statements). The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2025 and 2024, the Bank declared dividends payable to the Company in the amount of $3.8 and $13.0 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 12 of the consolidated financial statements for discussion and details of the Company and Bank's regulatory capital requirements. As of June 30, 2025 and December 31, 2024, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as "well capitalized" under applicable prompt corrective action provisions.

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

As of June 30, 2025 and 2024, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2025	June 30, 2024
Year 1
+200 basis points	(2.0)%	(3.9)%
-200 basis points	3.2%	4.8%
Year 2
+200 basis points	4.7%	1.9%
Rates unchanged	7.8%	10.2%
-200 basis points	11.6%	18.8%
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

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to "—Financial Condition—Investments" for further details of the Company's investment portfolio, including the duration of the bond portfolio as of June 30, 2025 and December 31, 2024.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1-30, 2025	4,138	$38.64	—	—
May 1-31, 2025	—	—	—	—
June 1-30, 2025	—	—	—	—
Total	4,138	$38.64	—	—
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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2025 and 2024; and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	August 7, 2025
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	August 7, 2025
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer