Form 10-K
period 2025-12-31
CAMDEN NATIONAL CORP
filed 2026-03-06
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $675,187,692.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 24, 2026 was 16,925,329.

Certain information required in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference from Camden National Corporation’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders.

CAMDEN NATIONAL CORPORATION
2025 FORM 10-K ANNUAL REPORT

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
•changes in information technology and other operational risks, including cybersecurity and artificial intelligence, that require increased capital spending and introduce additional risk;
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
•the effects of civil unrest, international hostilities, including hostilities in Iran, or other geopolitical events;
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
•changes to regulatory capital requirements; and

•questions about the soundness of one or more financial institutions with which the Company does business.

In addition, statements regarding the potential effects of notable national and global current events, including hostilities in Iran and recent rulings on the permissibility of certain tariffs, on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company's control.

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

PART I

Item 1. Business

Overview. Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $7.0 billion in assets at December 31, 2025, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997, and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

Our consolidated financial statements accompanying this Form 10-K include the accounts of the Company, the Bank and the Bank’s subsidiaries and divisions. All inter-company accounts and transactions have been eliminated in consolidation.

On January 2, 2025, we completed our acquisition of Northway Financial, Inc. (“Northway”) and its bank subsidiary, Northway Bank. The acquisition of Northway added $971.9 million of deposits and $1.2 billion total assets to our balance sheet, and expanded our presence in New Hampshire by adding 17 branches to our network. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the consolidated financial statements for additional details regarding the Northway acquisition.

Who We Are. We are an award-winning, relationship-driven community bank with a long history of supporting individuals, families, and businesses at every stage of their financial journey. We combine local decision-making with scalable products, modern digital capabilities, and deep market knowledge.

With 72 branches across Northern New England, we offer a comprehensive suite of competitive financial products and services. Our investments in digital banking convenience, efficiency, and engagement, enabling customers to bank how, when, and where they choose. Our experienced teams provide personalized advance and tailored solutions.

Founded in 1875, we are passionate about making a difference in the lives of our customers and communities we serve, so that together we can thrive in a vibrant, prosperous community for all. We are committed to helping customers succeed financially and supporting sustainable economic growth in the markets we serve. We actively reinvest in the neighborhoods where we live and operate through local lending, targeted philanthropy, and employee volunteerism. As we grow, we remain committed to doing so responsibly, supporting economic vitality, strengthening relationships, and reinforcing our brand as a trusted local partner. We believe strong communities and strong financial performance are mutually reinforcing, and together, they drive long-term value creation.

Our Commitment to Community and Responsible Corporate Governance. Our commitment to responsible corporate governance and community engagement is embedded in our culture and decision-making. These principles support our strategic objective to generate consistent, sustainable long-term value for our shareholders, customers, employees, and communities we serve.

What We Do. The Company, as a diversified financial services provider, pursues the objective of achieving long-term sustainable and profitable growth, while mitigating risks inherent in the financial services industry. The primary business of the Company and the Bank is to attract deposits from, and to extend loans to, consumer, institutional, municipal, non-profit and commercial customers. The Company, through the Bank, provides a broad array of banking and other financial services including wealth management and trust services, brokerage, investment advisory and insurance services to consumer, business, non-profit and municipal customers. For the years ended December 31, 2025, 2024 and 2023, net interest income was our primary revenue source, representing 79%, 75%, and 81%, of our total revenues1, respectively. Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities).

We have achieved a five-year compounded annual asset growth rate of 7%, resulting in $7.0 billion in total assets at December 31, 2025. Asset growth over the past five years of $1.4 billion included organic growth of $219.2 million and acquired total assets of $1.2 billion. Our growth over this period has been primarily within our Southern Maine, New Hampshire and select Massachusetts markets, complemented by the acquisition of Northway on January 2, 2025. We continue to focus on driving profitable organic growth through growing customer relationships and deepening our market penetration across our markets, as well as pursuing attractive acquisition opportunities that support our strategy and fit our culture and core values, such as the acquisition of Northway.
1 Revenue is the sum of net interest income and non-interest income.

The financial services industry continues to experience consolidations through mergers that could create opportunities for us to promote our value proposition to other financial institutions and financial service companies. We continue to evaluate the possibility of expansion into new markets through both de novo expansion and acquisitions. Regardless of merger and acquisition opportunities that may be present, we are always focused on maximizing growth within our current markets, and particularly those that we see as growth markets. We consider our growth markets to be those that have accelerated growth opportunities in comparison to our other markets, based on current and forecasted demographic information, and where we currently have less of a presence and market share. Further details of our financial information can be found within the consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this report.

Camden National Bank. The Bank is a national banking association chartered under the laws of the United States and headquartered in Camden, Maine. Originally founded in 1875, the Bank became a direct, wholly-owned subsidiary of the Company as a result of a corporate reorganization in 1984. The Bank provides a broad array of banking and other financial services to consumer, institutional, municipal, non-profit, and commercial customers. As of December 31, 2025, the Bank had 72 branches throughout Maine and New Hampshire. The Bank complements its in-person banking services with digital delivery channels supported by internally developed and third-party technology platforms. These digital offerings provide customers with access to banking services and include digital banking for self-service transactions; MortgageTouch®, an easy-to-use online platform for consumer borrowers; BusinessTouch®, an online loan application system for small business customers, making borrowing faster and easier for small businesses; and TreasuryLink®, a secure online platform providing cash management services, monitoring capabilities, and control features for commercial customers.

The Bank offers comprehensive wealth management and trust services, including investment advisory services, through our wealth management team, doing business as Camden National Wealth Management, and brokerage, investment advisory, insurance, and financial planning services through our financial consulting team, doing business as Camden Financial Consultants.
•Camden National Wealth Management provides a comprehensive suite of fiduciary and asset management services for both individual and institutional clients. Designed to complement the Bank’s core offerings, the Camden National Wealth Management platform serves high net worth individuals and families, businesses, and not-for profit customers investment management, financial planning and trustee services.
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

Competition. We compete throughout Maine, New Hampshire, and select areas of Massachusetts. Many of the markets we compete in are characterized as rural areas. Major competitors in our primary market areas include local independent banks, as well as local branches of large regional and national banking organizations and brokerage houses, marketplace lenders and other financial technology companies (“fintechs”), financial advisors, thrift institutions and credit unions. Other competitors for deposits and loans within our primary market area include insurance companies, money market funds, consumer finance companies and financing affiliates of consumer durable goods manufacturers.

Our competitive strategy emphasizes customer service through local decision-making, relationship-based banking, and the delivery of products and services, supported by digital delivery channels, that are intended to meet customer needs. Through Camden National Wealth Management and Camden Financial Consultants, we compete for trust, trust-related, investment management, individual retirement, foundation and endowment management services and brokerage services with local banks and non-banks, as well as with a number of brokerage firms and investment advisors with offices in our market area. In addition, most of these services are widely available to our customers via telephone, online and mobile channels from firms located outside our market area.

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

Human Capital

We recognize the importance of our relationships with our employees, customers, and the communities we serve. Our employees—known as “Stakeholders” at Camden National Bank—are the key to our success. We are powered by an extraordinary team of 683 employees, as of December 31, 2025, who work together to provide expert banking solutions to help people achieve their financial potential.

We believe we have the experience and responsibility to engage proactively with, and support, a broad range of employees. We strive to ensure our employees’ work experience permits them to use their skills and passions to make a difference while growing their careers and being recognized and appreciated for their unique talents, backgrounds, and perspectives.

Employee Development and Retention. To attract, engage, and retain top talent, we strive to create a supportive workplace, with opportunities for our employees to grow and develop in their careers. We provide numerous training and development opportunities, a robust tuition reimbursement program, and competitive compensation, including a minimum starting wage of $18 per hour for all employees effective February 2026.

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

Executive Officer	Position	Age
Simon R. Griffiths	President and Chief Executive Officer	52
Michael R. Archer	Executive Vice President, Chief Financial Officer	42
David J. Ackley	Executive Vice President, Chief Risk Officer	50
Brandon Y. Boey	Senior Vice President, General Counsel and Corporate Secretary	47
Andrew R. Forbes	Executive Vice President, Chief Human Resources Officer	54
William H. Martel	Executive Vice President, Technology and Support Services, Chief Technology Officer	56
Garrett A. McKnight	Executive Vice President, Managing Director, Camden National Wealth Management	54
Barbara M. Raths	Executive Vice President, Commercial Banking	51
Patricia A. Rose	Executive Vice President, Retail and Mortgage Banking Officer	62
Ryan A. Smith	Executive Vice President, Chief Credit Officer	53
Renée D. Smyth	Executive Vice President, Chief Experience and Marketing Officer	55

Simon R. Griffiths joined the Company in November 2023 as Executive Vice President (“EVP”) and Chief Operating Officer until he became President and Chief Executive Officer (“CEO”), and a member of the board of directors of the Company and the Bank on January 1, 2024. Prior to joining the Company, Mr. Griffiths most recently served as EVP – Head of Core Banking at Citizens Bank, managing the retail, business banking, contact center, deposit and core banking delivery channels. Mr. Griffiths joined Citizens Bank in 2015 from Santander Bank, where he served as EVP, Managing Director of the retail network. Mr. Griffiths started his banking career at Washington Mutual Bank in 2002.

Michael R. Archer joined the Company in 2013 and became EVP, Chief Financial Officer (“CFO”) of the Company on January 3, 2022. Prior to becoming EVP, CFO, Mr. Archer served as the Company’s Senior Vice President (“SVP”) and Corporate Controller from June 2016 until January 2022. Prior to joining the Company, Mr. Archer spent seven years at PricewaterhouseCoopers, LLP (“PwC”). Mr. Archer is a licensed Certified Public Accountant, and a graduate of the American Bankers Association (“ABA”) Stonier Graduate School of Banking where he also completed the Wharton Leadership Program. Mr. Archer currently serves as a member of local non-profit organizations, including as the Treasurer and Executive Committee member of the board of JMG, Inc. and as a committee member for the local town recreational department.

David J. Ackley joined the Company in 2011 and became EVP, Chief Risk Officer (“CRO”) in July 2023. Prior to becoming EVP, Chief Risk Officer, Mr. Ackley served as SVP and Director of Information Security & Enterprise Risk Management for the Company from 2016 through July 2023 and prior to that served as Vice President (“VP”) and Senior Information Security Officer of the Company. Mr. Ackley began his career as a Communication Computer Systems Operator for the United States Air Force, specializing in information technology, cybersecurity, risk mitigation, and encrypted communications before spending 14 years as Science and Technology Corporation’s Manager of Information Technology. He achieved the ABA Certified Enterprise Risk Professional designation and currently serves on the ABA’s Risk and Compliance Conference Planning Committee.

Brandon Y. Boey joined the Company in 2020 and was named General Counsel in 2023 and Corporate Secretary in 2024, overseeing the Bank’s legal functions, including corporate governance. Prior to becoming General Counsel and Corporate Secretary, Mr. Boey served as SVP, Legal Affairs and BSA Officer, and Director of Compliance bringing a unique range of corporate, regulatory and litigation experience to the Company. Mr. Boey previously worked as Managing Counsel and head of product compliance at Unum Group, a publicly traded Fortune 500 financial services company in Maine, practiced law at Willkie Farr & Gallager in Washington D.C., and was a mergers and acquisitions investment banker at UBS in New York and at Updata Partners in D.C. Mr. Boey is a member of the bar in Maine, New York and Washington D.C.

Andrew R. Forbes joined the Company in March 2024 as EVP, Chief Human Resources Officer and has 25 years of Human Resources experience across multiple industries, which have provided him with expertise in talent acquisition and management, compensation and benefits, and culture and engagement. He served as Chief People Officer for Alcom LLC from 2022 until joining the Company. Prior to that he served as VP, Human Resources for Rimini Street from 2020 to 2022, as VP,

Human Resources for Maine Medical Center from 2016 to 2020 and as Senior Director, Global Human Resources for Fairchild Semiconductor from 2010 to 2016. Mr. Forbes is a Society for Human Resource Management – Senior Certified Professional, and holds a master’s degree in industrial and organizational psychology from Hofstra University. Mr. Forbes currently serves on the Board of Directors of the Maine Mathematics and Science Alliance.

William H. Martel joined the Company in March 2020 as EVP, Technology and Support Services and currently holds the title of EVP, Chief Technology Officer. Prior to joining the Company Mr. Martel served as Head of U.S. Operations Technology for Santander U.S. in Boston, leading the Operations and Information Technology Service Management transformations for the US. Previously, Mr. Martel was a SVP at TD Bank and served in several senior management positions in the US and Canada. Mr. Martel began his banking career as a senior branch manager for People’s Heritage Bank, a predecessor to BankNorth Group. He is a founding member, past president and the current Treasurer of Amagara Marungi, a Maine-based non-profit.

Garrett A. McKnight joined the Company in April 2024 as the Managing Director of Camden National Wealth Management. Prior to joining the Company, Mr. McKnight served as SVP and Senior Managing Director of The Northern Trust Company, where he spent 15 years, and worked in U.S. Bank’s Private Client Group as a Private Banker and Managing Director for seven years, he began his career at NationsBank/Bank of America. Mr. McKnight serves on the Investment Committee for Elon University’s Endowment and the Board of Directors at Cape Arundel Golf Club.

Barbara Raths joined the Company in 2019 and became EVP, Commercial Banking in March 2024. Prior to becoming EVP, Ms. Raths served as the Company’s SVP and Director of Treasury Management and Government Banking, leading business, nonprofit, and government treasury management business development efforts. Prior to joining the Company, Ms. Raths held government banking roles at People’s United Bank, worked in corporate treasury finance at Wex, Inc., and served as the Deputy State Treasurer for the State of Maine. Ms. Raths currently chairs the Board of Trustees for the Maine Health and Higher Education Facilities Authority, serves on the Board of Directors for the Maine International Trade Center, and is a member of the Maine District Export Council. Ms. Raths is a graduate of the ABA Stonier Graduate School of Banking and received a leadership certificate from The Wharton School.

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

Renée D. Smyth joined the Company as SVP, Chief Marketing Officer upon completion of the merger of Camden National Corporation and SBM Financial, Inc., the parent company of The Bank of Maine, on October 16, 2015. She was promoted to EVP, Chief Experience and Marketing Officer in May 2017. Ms. Smyth served as SVP, Head of Marketing for The Bank of Maine, from 2010 through October 15, 2015. Prior to joining the Company, Ms. Smyth was SVP and Director of Affinity Programs for Override, an international loyalty marketing service company. Earlier in her career, Ms. Smyth served as an investment banker, advising clients on mergers and acquisitions and capital raising activities. She is a member of Junior Achievement of Maine’s Board of Directors and serves on its Finance Committee and is a strategic advisor to Finding Our Voices.

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

In determining whether to approve a proposed bank acquisition, federal bank regulators will consider a number of factors, including the effect of the acquisition on competition, financial condition and future prospects (including current and projected capital ratios and levels); the competence, experience and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (“CRA”)); the effectiveness of the acquiring institution in combating money laundering activities; and the extent to which the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system. In addition, approval of interstate transactions requires that the acquirer satisfy regulatory standards for a well-capitalized and well-managed institution.

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

Community Reinvestment Act. The CRA requires the OCC to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, including low and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The OCC rates a national bank’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of the Bank to receive at least a “Satisfactory” rating could inhibit the Bank or the Company from undertaking certain activities, including acquisitions of other financial institutions. The Bank currently has a “Satisfactory” CRA rating resulting from its most recent CRA performance evaluation in 2024.

In October 2023, the OCC, together with the FRB and FDIC, issued a joint final rule that introduced many changes to the CRA regulatory framework. However, the final rule was paused in 2024 as the result of a court ordered injunction. In July 2025, the agencies proposed a rule to rescind the revised CRA framework and to replace it with the framework that existed prior to the 2023 rule.

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

The federal bank regulators have adopted regulations as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) to implement an exemption from the Capital Rules for smaller banking organizations, including the Company and the Bank, that maintain a “Community Bank Leverage Ratio” of at least 8% to 10%. Under these regulations, a “qualifying small banking organization” can choose to apply the Community Bank Leverage Ratio framework if its Community Bank Leverage Ratio (i.e., the ratio of its Tier 1 capital to average total consolidated assets minus certain deductions from total assets), is greater than the required threshold of 9%. A “qualifying small banking organization” that maintains tangible equity in excess of the applicable Community Bank Leverage Ratio would be deemed to be in compliance with (i) the leverage and risk-based capital requirements promulgated by the federal banking agencies; (ii) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the federal banking agencies’ “prompt corrective action” regime (see “—Prompt Corrective Action” below); and (iii) “any other capital or leverage requirements” to which the organization is subject, unless the appropriate federal banking agency determines otherwise based on the particular organization’s risk profile. In November 2025, the federal bank regulatory agencies proposed a rule that would reduce the minimum Community Bank Leverage Ratio requirement from 9% to 8%. The Company has evaluated the potential impact of this rule, including the proposal to lower the minimum required ratio, and has elected not to apply the Community Bank Leverage Ratio framework to its operations, and instead measures its capital adequacy under the Capital Rules as described above. Under these regulations, as long as the Company and the Bank continue to meet the requirements to be qualifying small banking organizations (i.e., they have less than $10 billion in total consolidated assets and meet certain risk-based criteria), they are permitted to opt into (or out of) the Community Bank Leverage Ratio framework at any time and for any reason. The Company will continue to evaluate the impact of the Community Bank Leverage Ratio and may opt into that framework in the future. The Company cannot guarantee, however, that it or the Bank will continue to meet the conditions to be eligible to apply the Community Bank Leverage Ratio, nor can the Company predict at this time whether it or the Bank will choose to apply the Community Bank Leverage Ratio in the future.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or Bank. In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The revised capital requirements of the proposed rule would not apply to the Company or Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. However, the federal banking regulators have indicated they expect to issue a revised proposal, which is expected to modify aspects of the July 2023 proposal, including those described above.

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

Information concerning the Company and the Bank with respect to capital requirements is incorporated by reference from Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources" and Note 15 of the consolidated financial statements included within this report.

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

Consumer Protection Regulation

The Company and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. In addition, the CFPB has a broad mandate to prohibit unfair, deceptive or abusive acts and practices, is specifically empowered to require certain disclosures to consumers and draft model disclosure forms, and is responsible for making rules and regulations under the federal consumer protection laws relating to financial products and services. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The OCC examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank. During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation. The effects of these developments on banking organizations subject to CFPB regulation is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

FCRA. Like other lenders, the Bank uses consumer reports in its underwriting activities. Use of such information is regulated under the FCRA, and the FCRA also regulates reporting information to consumer reporting agencies, prescreening individuals for credit offers, sharing of consumer reports between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Bank. A notice of proposed rulemaking to revise the FCRA was published in December 2024, with comments to the proposal due in March 2025. The CFPB subsequently withdrew the proposed rule in May 2025.

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

OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal consequences for the Company or could significantly harm our brand

Digital Assets

In July 2025, the President signed into law the “Guiding and Establishing National Innovation for U.S. Stablecoins Act” or the “GENIUS Act.” The GENIUS Act establishes a regulatory framework for “payment stablecoins” and their issuers. The GENIUS Act permits payment stablecoins to be issued in the United States only by “permitted payment stablecoin issuers”, including the subsidiary of an insured depository institution. The GENIUS Act requires the Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute. The effect of the GENIUS Act on the Company and the Bank will depend on the final form of any regulations and cannot be predicted at this time. In addition, although the federal banking regulators have not developed regulations governing the digital asset activities of banking organizations, the OCC has clarified that certain digital assets activities of national banks are permissible subject to safety-and-soundness standards and the OCC’s prior approval. In addition, Congress has recently proposed legislation that would, among other things, define when crypto tokens are securities, commodities or otherwise. Digital assets activities continue to be an area of significant focus for Congress, the current Presidential administration and the federal banking regulators. Any changes in law or in the Company’s or the Bank’s supervisory frameworks relating to digital assets cannot be predicted at this time.

Fair Access to Financial Services

In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. The current Presidential administration has issued a number of executive orders and various agencies have taken positions that relate to environmental and social matters. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. Some of these measures may conflict with other regulatory requirements. Due to legal challenges and other uncertainties, the effects of these measures on the Company or the Bank cannot be predicted at this time

Executive and Incentive Compensation

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

Item 1A. Risk Factors

An investment in the Company involves risk, which could be substantial. Market, liquidity, credit, operational, legal, compliance and strategic risks are inherent in our business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature. You should consider all of the following risks together with all of the other information in this Annual Report on Form 10-K.

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

Our profitability depends to a large extent upon our net interest income, which is the difference between interest income earned from loans and investments and the interest expense paid on deposits and borrowings. Net interest income is our largest source of revenue and can be affected significantly by changes in market interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as by changes related to inflation. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. See Item 7. “Management’s Discussion and Analysis—Risk Management Policies—Interest Rate Risk” for additional information regarding the Company’s asset and liability management policies and practices, as well as its interest rate risk position, including assumptions used in determining such, as of December 31, 2025. There is risk that any change in interest rates could negatively affect our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.

In addition, volatility in interest rates can result in customer deposits flowing away from financial institutions into direct investments, and a prolonged high-interest rate environment may cause the Bank to experience increased deposit migration. This may cause the Bank to lose some of its low-cost deposit funding or could adversely affect the Bank’s operations and liquidity. Customers may also continue to move non-interest-bearing deposits into interest-bearing accounts, thereby increasing our overall deposit costs. Higher funding costs may continue to reduce our net interest margin and net interest income.

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

There has been recent significant change to U.S. trade policies, including tariffs affecting numerous countries, as well as the imposition of retaliatory tariffs against the United States, and there continues to be significant discussion regarding other potential changes to U.S. trade policies, treaties and tariffs, including the potential for additional tariffs. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products. Any of these effects could adversely affect the ability of our customers to pay their loans. For example, tariffs on Canadian imports could negatively affect a number of industries in Maine, and therefore our customers. In addition, if prices of consumer goods increase materially due to tariffs or other trade policy, the ability of individual households to pay their mortgages and other debt may be affected negatively. If our borrowers are unable to pay their loans, it would adversely affect our financial condition and results of operations. At this time, we are unable to predict whether and to what extent additional or higher tariffs or retaliatory tariffs will be imposed. This uncertainty complicates business planning for our customers in certain industries, and any resulting changes in our customers’ spending and borrowing patterns in response to this uncertainty could have an adverse effect on our business and results of operations.

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

    Prior to 2025, we primarily served individuals and businesses located in the state of Maine, with 68% of our loan portfolio concentrated among borrowers in Maine as of December 31, 2024, with higher concentrations of exposure in Cumberland, Kennebec, Knox and York counties. Although our loan portfolio became more geographically diverse following our acquisition of Northway, our loan portfolio remains significantly concentrated among Northern New England borrowers, with over 50% still located in Maine. Because a substantial portion of the loan portfolio is secured by real estate in this area, the value of the associated collateral is also subject to regional real estate market conditions. Adverse economic, political or business developments or natural hazards, the severity and frequency of which are increasing as a result of climate change, may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these regions experience adverse economic, political or business conditions, such as prolonged elevated inflation and interest rates, or if they experience a pandemic or similar event, we likely would have higher rates of loss and delinquency on these loans than if the loans were more geographically diverse. In addition, adverse economic, political or other events may affect certain industries in our markets more than others. For example, the COVID-19 pandemic adversely affected, and future pandemics may affect, hospitality, transportation and commercial real estate industries in Maine. Negative effects on those industries could result in higher rates of loss and delinquency on our loans, which could have a material, adverse effect on our financial condition or results of operations.

Our loan portfolio includes commercial real estate and commercial loans, which are generally riskier than other types of loans.

At December 31, 2025, our commercial real estate and commercial loan portfolios comprised 52% of our total loan balances. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. Commercial loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates, and rising interest rates may make it more difficult or impossible for borrowers to refinance maturing loans. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. High vacancy rates in commercial properties have affected, and in the future may affect, the value of commercial real estate, including by causing the value of properties securing commercial real estate loans to be less than the amounts owed on such loans. Beca use of the risks associated with commercial loans, we may experience higher rates of default, and other risks described above may be more pronounced, than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default or other events could cause us to experience higher credit losses or could otherwise have an adverse effect on our financial condition and results of operations.

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

    Competition in the banking and financial services industry is strong. In our market areas, we compete for loans, deposits and other financial products and services with large financial companies, local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of these competitors have substantially greater resources and lending limits than those of the Bank and may offer services that the Bank does not or cannot provide. Some of our non-bank competitors are not subject to the same extensive regulations we are, and, as a result, may be able to compete more effectively for business. In particular, the activity of non-bank lenders and other financial technology companies (“fintechs”) has grown significantly over recent years and is expected to continue to grow. Fintechs have offered and may continue to offer bank or bank-like products. For example, a number of fintechs have applied for, and in some cases received, bank, non-depository national bank or industrial loan charters. Under the current administration, certain U.S. banking regulators have processed charter applications on an accelerated timeline, including applications filed by fintechs. In addition, other fintechs have partnered with existing banks to allow them to offer deposit and loan products to their customers. Regulatory changes may also make it easier for fintechs to partner with banks and offer deposit products, or increase the ability of fintechs to compete through the use of non-banking products such as cryptocurrency or alternative payment systems. In July 2025, President Trump signed into law the “Guiding and Establishing National Innovation for U.S. Stablecoins Act” or the “GENIUS Act.” The GENIUS Act establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, which could result in deposit withdrawals and increased competition with the Bank’s deposit products. The GENIUS Act requires the Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute. The effect of the GENIUS Act on the Company and the Bank will depend on the final form of any regulations and cannot be predicted at this time. There is also increased competition by out-of-market competitors through online and mobile channels. Our long-term success depends on our ability to compete successfully with other financial institutions and fintechs. Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers. If we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively affected.

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

Sustainability-related topics as well as companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders. The U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies on these topics. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, damage to the Company’s brand or operational changes. Moreover, our customers, stockholders, employees and other stakeholders have diverse expectations, demands and perspective on these topics, which are continuing to evolve. We may not be able to meet the diverse expectations and demands of all our stakeholders, which could harm our brand, reduce customer demand for our products and services, and subject us to legal and operational risks.

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

Deposits are a low-cost, stable source of funding. We compete with banks, other financial institutions and fintechs for deposits. Increases in short-term interest rates throughout 2022 and 2023 resulted in more intense competition in deposit pricing. Competition and increasing interest rates caused us to increase the interest rates we pay on deposits. Although the Federal Reserve began to lower short-term interest rates in 2024, competition for deposits remains elevated. In addition, a loss in the value of our investment or loan portfolio, perceived concerns regarding our or the Bank’s capital position or perceived concerns regarding the level of the Bank’s uninsured and uncollateralized deposits could cause rapid and significant deposit outflows. Funding costs may increase further if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to continue to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income. If we were to experience a significant outflow of deposits, we may face significantly increased funding costs, suffer significant losses and have a significantly reduced ability to raise new capital.

As of December 31, 2025, brokered deposits made up 2% of our total deposits. We have utilized and will continue to utilize brokered deposits when it is a more cost effective source of funding compared to alternative funding sources. Should we become less than well-capitalized under the prompt corrective action framework, our use of brokered deposits may be limited, which could result in the use of more costly funding sources that would reduce our net interest margin, net interest income and net income. See “Supervision and Regulation—Capital Adequacy and Safety and Soundness—Prompt Corrective Action” and “Supervision and Regulations—Regulation of the Bank—Brokered Deposits” for additional information on the prompt corrective action framework and the regulation of brokered deposits.

Wholesale funding sources may prove insufficient to replace deposits and support our operations and future growth.

The Company and the Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits, borrowings through the Federal Home Loan Bank of Boston (“FHLBB”) and correspondent banks, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs, or if there are unforeseen outflows of cash or collateral. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

Holders of our common stock are entitled to receive dividends only when, and if declared by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. Additionally, the OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Further, as a bank holding company, we are required to inform and consult with FRB supervisory staff prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. If we experience losses in a series of consecutive quarters, we may be required to inform and consult with the FRB supervisory staff prior to declaring or paying any dividends. In this event, there can be no assurance that the FRB will approve the payment of such dividends. Our ability to pay dividends would also be restricted under current regulatory capital rules if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock. See Item 1. “Business—Supervision and Regulation—Dividend Restrictions” and “Business—Supervision and Regulation—Regulatory Capital Requirements.”

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

We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or damage to our brand, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1., “Business—Supervision and Regulation.”

We may become involved in lawsuits and legal proceedings that may lead to adverse consequences.

As a participant in the financial services industry, many aspects of the Company’s business involve substantial risk of legal liability. For example, banking organizations have been subject to claims regarding patent infringement or other violations of intellectual property rights in recent years which, in some cases, have resulted in large judgments against the banks. From time to time, we are named or threatened to be named as defendants in various lawsuits, including class actions, arising from our business activities. In addition, when other financial institutions receive adverse judgments in litigation or agree to settlements, that may encourage plaintiffs and their attorneys to bring and maintain claims, including class actions, against other financial institutions, including the Company. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious harm to our brand. In addition, the scope of insurance coverage we maintain may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation and/or legal costs incurred in defending us against such litigation could have a material adverse effect on our financial condition and results of operation.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with AML, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. In addition, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time. There have been a number of significant enforcement actions in recent years by regulators, state attorneys general and the Department of Justice against banks and other non-bank financial institutions with respect to AML and sanctions laws, and some have resulted in substantial penalties including criminal pleas. Although the Company and the Bank have adopted policies and procedures designed to comply with these laws, any failure to comply with these laws and other regulations, or to maintain an adequate compliance program, could result in significant fines, penalties, lawsuits, regulatory sanctions, damage to our brand, or restrictions on our business.

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

Operational and Business Risk

Damage to our brand could significantly harm our business.

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers and others with whom we conduct business or potential future business, particularly because our business is primarily concentrated in certain areas of Northern New England. Our actual or perceived failure to (i) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (ii) meet legal and regulatory requirements applicable to the Bank and to the Company; (iii) maintain the privacy of customer and accompanying personal information; (iv) maintain adequate record keeping; (v) engage in proper sales and trading practices; and (vi) identify the legal, credit, liquidity and market risks inherent in our products; or any action of one of our employees that results in actual or perceived misconduct or error, among other things, could result in damage to our brand that could cause harm to the Bank and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Because we primarily serve individuals and businesses located in Maine and New Hampshire, any negative impact resulting from harm to our brand, including any impact on our ability to attract and retain customers and employees, likely would be greater than if our business were more geographically diverse. Moreover, the advent and expansion of social media creates the potential for rapid and widespread dissemination of information, including inaccurate, misleading, or false information, that could damage our brand and affect our ability to attract and retain customers and employees.

We may incur significant losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. If our risk and control framework, or the assumptions underlying our framework, prove ineffective, we may not be able to mitigate our risk exposures effectively, and, as a result, we could incur litigation, negative regulatory consequences, damage to our brand or other adverse consequences, and we could suffer unexpected losses that may affect our business, financial condition or results of operations.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers. We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, human error, customer or employee fraud, cyberattacks, hacking, identity theft and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. We cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. A cybersecurity breach or cyberattack could persist for an extended period before being detected and could result in theft of sensitive data or disruption of our transaction processing systems. Any of these results could have a material adverse effect on our brand, business, financial condition, results of operations or liquidity.

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

We may not be able to anticipate, detect, or implement effective preventative measures against all potential threats, particularly because the techniques used by cyber criminals change frequently, often are not recognized until launched and can be initiated from a variety of sources. In addition, a cybersecurity breach or cyberattack could persist for an extended period before being detected, which could exacerbate the harmful effects of a successful cyberattack. If one or more of the events described above occurs, this could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations, which could result in legal or regulatory action, significant losses, increased compliance costs or damage to our brand, any of which could adversely affect our business, financial condition or results of operations. Because the investigation of any information security breach is inherently unpredictable and would require substantial time to complete, the Company may not be able to quickly remediate the consequences of any breach, which may increase the costs, and enhance the negative consequences associated with a breach. In addition, to the extent the Company’s insurance covers aspects of any breach, such insurance may not be sufficient to cover all of the Company’s losses.

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

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or affect our brand.

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

Third parties with which we do business could also be sources of information security risk to us, including from breakdowns, systems failures or cyber threats through their systems to our systems. Any of these occurrences could impact our ability to operate our business, or cause financial loss, potential liability to clients, damage to our brand or regulatory consequences, any of which could have a material adverse effect on our financial condition or results of operations.

Our operations and financial performance could be adversely affected by natural disasters, and climate change may exacerbate those risks and create compliance, strategic and other risks.

Our business, as well as the operations and activities of our customers, could be negatively affected by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate change presents several risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets, on our vendors’ facilities and on our customers’ assets, including real estate pledged as collateral for our loans; and (ii) transitional risks, including new or more stringent regulatory requirements and potential effects on our brand and/or changes in our business as a result of our climate change practices, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries.

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

To the extent the U.S. continues to transition to a low-carbon economy, related risks may arise from changes in consumer preferences, technologies, public policies and legal and regulatory requirements. New laws and regulations could result in significant costs as we implement compliance, disclosure and other programs. Failure to comply with any applicable laws or regulations could result in legal or regulatory sanctions and harm to our brand. Failure to adequately consider transition risks in our operations could lead to a loss of market share, lower revenues, decreased asset values and higher credit costs. In addition, we may not be able to meet the diverging expectations and priorities of different groups, including our employees, shareholders and regulators. We could also experience increased expenses resulting from strategic planning, litigation and technology and market changes, and harm to our brand as a result of negative public sentiment, regulatory scrutiny and reduced investor and employee confidence due to our response to climate change and our climate change strategy.

Risks associated with climate change are continuing to evolve rapidly, making it difficult to assess the effects of climate change on our business, and we expect that climate change-related risks will continue to evolve and increase over time.

Acts of terrorism, pandemics and other external events could harm our business.

Acts of terrorism, war or other international hostilities, civil unrest, violence or pandemics could cause disruptions to our business or the economy as a whole. Any of these events could affect us directly (for example, by interrupting our systems, causing significant damage to our facilities or otherwise preventing us from conducting our ordinary business) or indirectly as a result of effects on our borrowers and other customers or third-party vendors (for example, by damaging property pledged as collateral for our loans). The Company has suffered, and could in the future suffer, adverse consequences to the extent that pandemics, terrorist activities, civil unrest, international hostilities, or other external events affect the financial markets or the economy in general or in any region in which the Company, or third parties on which the Company relies, operate.

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

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill. At December 31, 2025, our goodwill and other identifiable intangible assets totaled $194.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such additional review, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of November 30, 2025 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such review. There were no triggers for such review for impairment for other intangible assets for the year ended December 31, 2025. We may be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

On January 2, 2025, we completed the acquisition of Northway. As part of this acquisition, additional goodwill and other intangible assets were recognized upon completion of our purchase accounting, as further described within Note 2 of the consolidated financial statements. The goodwill and intangible assets created from the acquisition of Northway were subject to assessment for impairment as described above.

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

Cybersecurity Threats

During the fiscal year ended December 31, 2025, the Company did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or that are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition other than the risks described in Item 1A. “Risk Factors”.

Cybersecurity Governance

Board of Directors’ Oversight. The Company’s Board of Directors oversees the Company’s cybersecurity program, including the oversight of risks related to cybersecurity through various committees that are responsible for monitoring and testing the Company's information security. The Board of Directors conducts an annual review of the Company’s cybersecurity- related policies. Quarterly, the Company’s SVP, Director of Information Security (“DIS”) presents reports to the Audit Committee on vulnerability management and cybersecurity testing effectiveness, emerging threats and industry and regulatory changes that affect cybersecurity, and responds to inquiries from the Audit Committee. In addition, the Technology Committee receives and evaluates quarterly updates from the DIS on cybersecurity performance and on cybersecurity trends and strategies. The Board of Directors receives quarterly updates from the EVP, CRO on cybersecurity metrics and the cybersecurity risk management program’s performance.

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

The Company’s CRO has over 30 years of experience in cybersecurity and information technology. The CRO joined the Company in 2011 and became CRO in July 2023. Prior to becoming CRO, he served as SVP and Director of Information Security & ERM for six years and prior to that served five years as VP and Senior Information Security Officer of the Company. Prior to joining the Company, the CRO had a ten year career in information technology and began his career serving with the U.S. Air Force, specializing in information technology, cybersecurity, risk mitigation, and encrypted communications.

The Company’s DIS joined the Company in 2023 and has over 23 years of experience in information technology and cybersecurity. The DIS has held senior management positions in information security for the past ten years. The DIS holds several industry certifications including Certified Information Systems Security Professional (“CISSP”), Certified Information Systems Auditor (“CISA”), Certified in Risk and Management Systems Controls (“CRISC”) and Certified Data Privacy Solutions Engineer (“CDPSE”).

Item 2. Properties

As of December 31, 2025, the Company owns its principal executive office in Camden, Maine, and leases additional executive offices in Portland, Maine. The Company also leases a service center in Camden, Maine, and owns or leases, and operates, 72 branches located throughout Maine and New Hampshire. None of the properties owned by the Company are subject to a mortgage or other encumbrance. All facilities are fully utilized and considered suitable and adequate for the purposes intended.
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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time. As of December 31, 2025 and 2024, the Company did not maintain material reserves against legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.” The Company has paid quarterly dividends since its foundation in 1984. The high and low closing sales prices (as quoted by NASDAQ for 2025 and 2024) and cash dividends declared per share of the Company’s common stock, by calendar quarter for the past two years, were as follows:

	2025			2024
	Market Price		Dividends Declared per Share	Market Price		Dividends Declared per Share
	High	Low		High	Low
First Quarter	$46.52	$40.28	$0.42	$37.80	$30.44	$0.42
Second Quarter	41.49	36.35	0.42	33.40	28.65	0.42
Third Quarter	43.51	36.60	0.42	41.68	32.01	0.42
Fourth Quarter	46.47	35.45	0.42	49.57	38.75	0.42

As of February 24, 2026, there were 16,925,329 shares of the Company’s common stock outstanding, and there were approximately 1,000 holders of record of the Company’s common stock. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company’s common stock for the period December 31, 2020 through December 31, 2025. For purposes of comparison, the graph illustrates comparable shareholder returns of the S&P U.S. SmallCap Banks Index and the Russell 2000 Index. The graph assumes a $100 investment on December 31, 2020 in the Company’s common stock and each of the foregoing indices and assumes the reinvestment of all dividends. The comparisons in the graph are based on historical data and are not indicative of, nor intended to forecast, future performance of the Company’s common stock.

Stock Performance Graph

$200
$150
$100
$50
INDEX VALUE

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Camden National Corporation	100.00	138.91	124.57	118.33	140.94	149.16
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40

In January 2024, the Board of Directors approved a common stock repurchase program, authorizing management to repurchase up to 750,000 shares, or approximately 5%, of the Company's outstanding common stock, that had an expiration date of the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) one year. As of December 31, 2024, the Company repurchased 50,000 shares at an average price of $32.19, none of which were repurchased during the fourth quarter of 2024. This repurchase program expired in January 2025 and there were no shares repurchased during 2025.

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31, 2025	—	$—	—	—
November 1-30, 2025	—	—	—	—
December 1-31, 2025	—	—	—	—
Total	—	$—	—	—

In January 2026, the Company's Board of Directors authorized the repurchase of up to 850,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2025. The new repurchase program became effective on January 7, 2026 and will continue until the earlier of: (1) the authorized number of shares are repurchased, (2) the Company’s Board of Directors terminates the program or (3) January 7, 2027.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below focuses on the factors affecting our consolidated results of operations and financial condition at and for the year ended December 31, 2025, and where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

Refer to the Company’s 2024 annual report on Form 10-K filed with the SEC on March 7, 2025 for the discussion of results of operations and financial condition at and for the year ended December 31, 2024.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations identified below are used throughout Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing this section of the Form 10-K:

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	GDP:	Gross domestic product
ALCO:	Asset/Liability Committee	HTM:	Held-to-maturity
ACL:	Allowance for credit losses	LGD:	Loss given default
AOCI:	Accumulated other comprehensive income (loss)	LIBOR:	London Interbank Offered Rate
ASC:	Accounting Standards Codification	LTIP:	Long-Term Performance Share Plan
ASU:	Accounting Standards Update	Management ALCO:	Management Asset/Liability Committee
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MBS:	Mortgage-backed security
BOLI:	Bank-owned life insurance	MSPP:	Management Stock Purchase Plan
Board ALCO:	Board of Directors' Asset/Liability Committee	N/A:	Not applicable
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	NCT III:	Northway Capital Trust III, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	NCT IV:	Northway Capital Trust IV, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
CD:	Certificate of deposits	Northway	Northway Financial, Inc., acquired by the Company on January 2, 2025
CDI:	Core deposit intangible	Northway Bank	Wholly-owned subsidiary bank of Northway Financial, Inc., which merged into Camden National Bank on January 2, 2025
CECL:	Current Expected Credit Losses	N.M.:	Not meaningful
Company:	Camden National Corporation	OBBBA:	One Big Beautiful Bill Act
CMO:	Collateralized mortgage obligation	OCC:	Office of the Comptroller of the Currency
CPR:	Conditional prepayment rate	OCI:	Other comprehensive income (loss)
CUSIP:	Committee on Uniform Securities Identification Procedures	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	PCD:	Purchase Credit Deteriorated
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	ROU:	Right-of-use
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FRB:	Federal Reserve System Board of Governors	SOFR:	Secured Overnight Financing Rate
FRBB:	Federal Reserve Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
GAAP:	Generally accepted accounting principles in the United States	U.S.:	United States of America

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures, such as adjusted net income; adjusted diluted earnings per share; adjusted return on average assets; adjusted return on average equity; pre-tax, pre-provision income and adjusted pre-tax, pre-provision income; the efficiency ratio; return on average tangible equity and adjusted return on average tangible equity; tangible book value per share and tangible common equity ratio; net interest income (fully-taxable equivalent); core net interest margin (fully taxable equivalent); and core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring our performance against our peer group and other financial institutions and analyzing our internal performance. We also believe these non-GAAP financial measures help investors better understand the Company’s operating performance and trends and allow for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	For the Year Ended December 31,
(In thousands, except number of shares, per share data and ratios)	2025	2024	2023
Adjusted Net Income:
Net income, as presented	$65,160	$53,004	$43,383
Adjustments before taxes:
Provision for non-PCD acquired loans	6,294	—	—
Provision for acquired unfunded commitments	249	—	—
Merger and acquisition costs	9,286	1,159	—
Gain on sale of premises and equipment, net	(675)	—	—
Net loss on sale of securities	—	—	10,310
Signature Bank bond (recovery) write-off	—	(910)	1,838
Total adjustments before taxes	15,154	249	12,148
Tax impact of above adjustments, as applicable(1)	(3,454)	179	(2,551)
Adjustment for deferred tax valuation adjustment(2)	(2,421)	—	—
Adjusted net income	$74,439	$53,432	$52,980

Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$3.84	$3.62	$2.97
Adjustments before taxes:
Provision for non-PCD acquired loans	0.37	—	—
Provision for acquired unfunded commitments	0.01	—	—
Merger and acquisition costs	0.55	0.08	—
Gain on sale of premises and equipment, net	(0.04)	—	—
Net loss on sale of securities	—	—	0.71
Signature Bank bond (recovery) write-off	—	(0.06)	0.13
Total adjustments before taxes	0.89	0.02	0.84
Tax impact of above adjustments, as applicable(1)	(0.20)	0.01	(0.18)
Adjustment for deferred tax valuation adjustment(2)	(0.14)	—	—
Adjusted diluted earnings per share	$4.39	$3.65	$3.63
(1)     Calculated using an estimated combined marginal income tax rate of 23% for the year ended December 31, 2025 and 21% for the years ended December 31, 2024 and 2023.
(2)     A one-time deferred tax valuation adjustment of $2.4 million resulted from a change in the apportionment of state income taxes due to the Northway acquisition.

	For the Year Ended December 31,
(In thousands, except number of shares, per share data and ratios)	2025	2024	2023
Adjusted Return on Average Assets:
Return on average assets, as presented	0.94%	0.92%	0.76%
Adjustments before taxes:
Provision for non-PCD acquired loans	0.09%	—%	—%
Provision for acquired unfunded commitments	0.01%	—%	—%
Merger and acquisition costs	0.13%	0.02%	—%
Gain on sale of premises and equipment, net	(0.01)%	—%	—%
Net loss on sale of securities	—%	—%	0.18%
Signature Bank bond (recovery) write-off	—%	(0.02)%	0.03%
Total adjustments before taxes	0.22%	—%	0.21%
Tax impact of above adjustments, as applicable(1)	(0.05)%	—%	(0.04)%
Adjustment for deferred tax valuation adjustment(2)	(0.04)%	—%	—%
Adjusted return on average assets	1.07%	0.92%	0.93%

Adjusted Return on Average Equity:
Return on average equity, as presented	9.96%	10.36%	9.30%
Adjustments before taxes:
Provision for non-PCD acquired loans	0.96%	—%	—%
Provision for acquired unfunded commitments	0.04%	—%	—%
Merger and acquisition costs	1.42%	0.23%	—%
Gain on sale of premises and equipment, net	(0.10)%	—%	—%
Net loss on sale of securities	—%	—%	2.21%
Signature Bank bond (recovery) write-off	—%	(0.18)%	0.39%
Total adjustments before taxes	2.32%	0.05%	2.60%
Tax impact of above adjustments, as applicable(1)	(0.53)%	0.04%	(0.55)%
Adjustment for deferred tax valuation adjustment(2)	(0.37)%	—%	—%
Adjusted return on average equity	11.38%	10.45%	11.35%
(1)     Calculated using an estimated combined marginal income tax rate of 23% for the year ended December 31, 2025 and 21% for the years ended December 31, 2024 and 2023.
(2)     A one-time deferred tax valuation adjustment of $2.4 million resulted from a change in the apportionment of state income taxes due to the Northway acquisition.

Pre-Tax, Pre-Provision Income and Adjusted Pre-Tax, Pre-Provision Income. Pre-tax, pre-provision income is a supplemental measure of operating earnings and performance. Pre-tax, pre-provision income is calculated as net income before adjustment for provision (credit) for credit losses and adjustment for income tax expense. This supplemental measure became widely used by financial institutions as a measure of financial performance for comparability across financial institutions.

Adjusted pre-tax, pre-provision income is a supplemental measure with certain non-recurring expenses excluded. We believe the following adjusted financial information and metrics assist users of our financial statements with their financial analysis period-over-period as it adjusts for certain non-recurring items.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income, as presented	$65,160	$53,004	$43,383
Adjustment for provision (credit) for credit losses	22,290	(404)	2,100
Adjustment for income tax expense	13,495	12,456	10,453
Pre-tax, pre-provision income	$100,945	$65,056	$55,936
Adjustment for merger and acquisition costs	$9,286	$1,159	$—
Adjustment for gain on sale of premises and equipment, net	(675)	—	—
Adjustment for net loss on sale of securities	—	—	10,310
Adjusted pre-tax, pre-provision income	$109,556	$66,215	$66,246

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

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Non-interest expense, as presented	$154,834	$111,936	$107,361
Adjustment for merger and acquisition costs	(9,286)	(1,159)	—
Adjustment for amortization of CDI assets	(5,893)	(556)	(592)
Adjusted non-interest expense	$139,655	$110,221	$106,769
Net interest income, as presented	$203,257	$132,453	$132,263
Adjustment for the effect of tax-exempt income(1)	1,314	637	901
Adjusted net interest income	204,571	133,090	133,164
Non-interest income, as presented	52,522	44,539	31,034
Adjustment for gain on sale of premises and equipment, net	(675)	—	—
Adjustment for net loss on sale of securities	—	—	10,310
Adjusted non-interest income	51,847	44,539	41,344
Adjusted net interest income plus adjusted non-interest income	$256,418	$177,629	$174,508
Ratio of non-interest expense to total revenues(2)	60.53%	63.24%	65.75%
Non-GAAP efficiency ratio	54.46%	62.05%	61.18%
(1)    Reported on a tax-equivalent basis using a 21% income tax rate.
(2)    Revenue is the sum of net interest income and non-interest income.

Return on Average Tangible Equity and Adjusted Return on Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for tax effected amortization of CDI assets and other adjustments, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and CDI assets. This adjusted financial ratio reflects a shareholders' return on tangible capital deployed in our business and is a common performance measure within the financial services industry.

Adjusted return on average tangible equity is calculated the same as return on average tangible equity but uses adjusted net income which excludes certain transactions as shown in the table above. The Company believes this adjusted metric assists users of its financial statements with their period-over-period financial analysis as it is adjusted for certain non-recurring items.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Return on Average Tangible Equity:
Net income, as presented	$65,160	$53,004	$43,383
Adjustment for amortization of CDI assets	5,893	556	592
Tax impact of above adjustment(1)	(1,355)	(117)	(124)
Net income, adjusted for amortization of CDI assets	$69,698	$53,443	$43,851
Average equity, as presented	$654,477	$511,813	$466,717
Adjustment for average goodwill and CDI assets	(197,247)	(95,389)	(95,962)
Average tangible equity	$457,230	$416,424	$370,755
Return on average equity	9.96%	10.36%	9.30%
Return on average tangible equity	15.24%	12.83%	11.83%
Adjusted Return on Average Tangible Equity:
Adjusted net income (Adjusted net income (refer to the "Adjusted Net Income" non-GAAP reconciliation table)	$74,439	$53,432	$52,980
Adjustment for amortization of CDI assets	5,893	556	592
Tax impact of above adjustment(1)	(1,355)	(117)	(124)
Adjusted net income, adjusted for amortization of CDI assets	$78,977	$53,871	$53,448
Adjusted return on average tangible equity	17.27%	12.94%	14.42%
(1)     Calculated using an estimated combined marginal income tax rate of 23% for the year ended December 31, 2025 and 21% for the years ended December 31, 2024 and 2023.

Tangible Book Value per Share and Tangible Common Equity Ratio.  Tangible book value per share is the ratio of (i) shareholders’ equity less goodwill, and CDI assets to (ii) total common shares outstanding at period end. Tangible book value per share is a common measure within our industry when assessing the value of a company as it removes goodwill and other intangible assets generated within purchase accounting upon a business combination.
Tangible common equity is the ratio of (i) shareholders’ equity less goodwill and CDI assets to (ii) total assets less goodwill and CDI assets. This ratio is a measure used within our industry to assess whether or not a company is highly leveraged.

(In thousands, except number of shares and per share data)	December 31,
	2025	2024
Tangible Book Value Per Share:
Shareholders' equity, as presented	$696,558	$531,231
Adjustment for goodwill and CDI assets	(194,085)	(95,112)
Tangible shareholders' equity	$502,473	$436,119
Shares outstanding at period end	16,924,310	14,579,339
Book value per share	$41.16	$36.44
Tangible book value per share	29.69	29.91
Tangible Common Equity Ratio:
Total assets	$6,974,584	$5,805,138
Adjustment for goodwill and CDI assets	(194,085)	(95,112)
Tangible assets	$6,780,499	$5,710,026
Common equity ratio	9.99%	9.15%
Tangible common equity ratio	7.41%	7.64%

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

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net interest income, as presented	$203,257	$132,453	$132,263
Adjustment for the effect of tax-exempt income(1)	1,314	637	901
Net interest income, tax equivalent	$204,571	$133,090	$133,164
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

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net interest margin (fully-taxable equivalent), as presented	3.17%	2.46%	2.46%
Net accretion income on loans from purchase accounting(1)	(0.30)%	—%	—%
Net accretion income on investments from purchase accounting(2)	(0.07)%	—%	—%
Net amortization on time deposits and borrowings from purchase accounting(3)	0.01%	—%	—%
Core net interest margin (fully-taxable equivalent)	2.81%	2.46%	2.46%
(1)    Recognized $17.0 million of net accretion income on loans from purchase accounting for the year ended December 31, 2025.
(2)    Recognized $3.5 million of net accretion income on investments from purchase accounting for the year ended December 31, 2025.
(3)    Recognized $525,000 of amortization expense on time deposits and borrowings from purchase accounting for the year ended December 31, 2025.

Core Deposits. Core deposits are used by management to measure the portion of the Company's total deposits that management believes to be more stable and lower cost. The Company calculates core deposits as total deposits less CDs and brokered deposits. Management believes core deposits is a useful measure to assess the Company's deposit base, including its potential volatility.

	December 31,
(Dollars in thousands)	2025	2024
Total deposits, as presented	$5,537,781	$4,633,167
Adjustment for certificates of deposit	(679,087)	(532,424)
Adjustment for brokered deposits	(130,565)	(179,994)
Core deposits	$4,728,129	$3,920,749

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

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Total average deposits, as presented(1)	$5,338,625	$4,385,401	$4,481,322
Adjustment for average certificates of deposit	(699,740)	(567,182)	(453,723)
Average core deposits	$4,638,885	$3,818,219	$4,027,599
(1)     Brokered deposits are excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could materially differ from our current estimates, as a result of changing conditions and future events. Estimates particularly critical and susceptible to significant near-term change, include (i) the ACL on loans, (ii) fair value of loans acquired in business combinations and (iii) goodwill.

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

ACL on Loans. We consider the ACL on loans to be a critical accounting estimate given the uncertainty in evaluating the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of the loans in its portfolio. Determining the appropriateness of the allowance is a key management function that requires significant judgment and estimate by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the current loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance in future periods. While our current evaluation indicates that the ACL on loans at December 31, 2025 and 2024 was appropriate, the allowance may need to be increased under adversely different conditions or assumptions.

The significant key assumptions used with the ACL on loans calculation at December 31, 2025 and 2024 using the CECL methodology, included:
•Macroeconomic factors (loss drivers): Macroeconomic factors are used within our discounted cash flow model to forecast the PD over the forecast period. As macroeconomic factor conditions worsen, the PD increases, and the corresponding LGD increases, resulting in an increase in the ACL on loans. To identify the most appropriate loss drivers for each portfolio segment, we evaluate a broad set of economic indicators and perform correlation and back‑testing analyses to determine which variables demonstrate the strongest and most stable relationship to historical loss experience. We monitor and assess Maine unemployment, changes in National GDP, changes in National Retail Sales, and changes in Maine's Housing Price Index at least annually to determine if these macroeconomic factors continue to be the most predictive indicator of losses within our loan portfolio. Macroeconomic factors used in the calculation of the ACL on loans may change from time to time and in times of greater uncertainty, we may consider a range of possible forecasts and evaluate the probability of each scenario. We reassessed our loss factors in the first quarter of 2025 and removed change in Maine GDP and added change in National Retail Sales to be used within the discounted cash flow model.
•Forecast period and reversion speed: The company uses a reasonable and supportable forecast period in developing the ACL, which represents the time period that management believes it can reasonably forecast the identified loss drivers. Generally, the forecast period management believes to be reasonable and supportable is set annually and validated through an assessment of economic leading indicators. In periods of greater volatility and uncertainty, such as that seen across the global markets and economies, including the U.S., we are likely to use a shorter forecast period, whereas when markets, economies and various other factors are considered more stable and certain, we are likely to use a longer forecast period. Generally, we expect our forecast period to range from one to three years. Once the reasonable and supportable forecast period is determined, the company reverts its loss expectations to the long-run historical mean for the remainder of the contract life of the asset, adjusted for prepayments. In determining the length of time over which the reversion will take place (i.e. “reversion speed”), we consider such factors such as, but not limited to, historical loan loss experience over previous economic cycles, as well as where we believe we are within the current economic cycle. At December 31, 2025 and 2024, we used a two-year forecast period and a two-year reversion period for each loan segment to measure the ACL on loans as we believe this methodology aligns the economic forecasted data used to calculate the ACL with the Company’s internal views of the future economic state.
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
•Qualitative factors: Companies are required to consider various qualitative factors that may impact expected credit losses. We continue to consider qualitative factors in determining and arriving at our ACL on loans each reporting period. In 2025, we provided for an additional qualitative factor for the loans acquired in the Northway acquisition.

As of December 31, 2025 and 2024, the recorded ACL on loans was $45.3 and $35.7 million, respectively, and represented our best estimate of expected credit losses within our loan portfolio as of each date. However, we may adjust our assumptions to account for differences between expected and actual losses each period. A future change of our assumptions will likely alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL is reviewed periodically within a calendar quarter to assess trends in the aforementioned key assumptions, as well as asset quality within our loan portfolio, and we consider the impact of these trends on the ACL and the Company's financial condition, if any. The ACL on loans is reviewed and approved on a quarterly basis by the Company's Audit Committee, and later reviewed and ratified by the Bank's Board of Directors.

Refer to “—Results of Operations—Provision for Credit Losses,” “—Financial Condition—Asset Quality,” and Note 4 of the consolidated financial statements for further discussion.

Fair Value of Loans Acquired in Business Combinations. The loans acquired as part of the Northway acquisition were accounted for at fair value on January 2, 2025 (“Acquisition Date”). The fair value for these acquired loans was determined using a discounted cash flow approach that incorporated expected credit and prepayment-adjusted cash flows, discounted at market-based rates. This analysis considered factors such as loan type and collateral, interest rate structure, remaining term, credit quality indicators, and amortization status. Loans with similar risk characteristics were pooled for valuation purposes. Discount rates for loans were developed using a “build-up” approach, which considered the cost of funds, capital charges, servicing costs, liquidity premiums, and risk premiums.

The discount rate and prepayment speeds were the most significant assumptions within in the acquired loan portfolio valuation. Changes in these inputs would have a material effect on the fair value measurement, in particular:

•Discount rate: Increases or decreases in the discount rate would result in a significant change in the estimated fair value of the acquired loan portfolio due to the sensitivity of discounted cash flows to market‑based yield assumptions.

•Prepayment speed: Variations in expected prepayment speeds, whether higher or lower, would result in a meaningful change in the fair value estimate because prepayment behavior directly affects projected cash flows and expected loan duration.

Additional information regarding these accounting policies is included in Note 1, Significant Accounting Policies, and Note 2, Business Combinations, to the Company’s audited consolidated financial statements in Item 8 of this Form 10-K.

Goodwill. We record all acquired assets and liabilities at fair value, which is an estimate determined by the use of internal and external valuation techniques. As part of purchase accounting, we typically acquire goodwill as part of the purchase price, which is subject to ongoing periodic impairment tests.

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

We elected to use the quantitative analysis to perform the annual goodwill impairment assessment as of November 30, 2025 and 2024 and concluded that goodwill was not impaired. We may use a qualitative analysis to evaluate goodwill for impairment when it is believed that it is not more-likely-than-not that the fair value of the reporting unit is below its book value, or if a quantitative analysis was recently used to estimate the fair value of the reporting unit, and there are not any indications of events that would suggest such conclusions for impairment have changed. The Company did not recognize any impairment of goodwill in 2025, 2024 or 2023.

Refer to “—Financial Condition—Goodwill and Core Deposit Intangible Assets” and Note 5 of the consolidated financial statements for further discussion.

EXECUTIVE OVERVIEW

Strategic Overview. Our long-term strategy is anchored in three clear priorities: Running the Bank, Evolving the Bank, and Growing the Bank. Together, these priorities guide our actions, align our investments, and position the Company to deliver sustainable performance and long-term shareholder value.
•Running the Bank is about delivering consistent, reliable results by building on our core strengths and disciplined foundation. As we pursue change and growth, maintaining a strong operating framework remains paramount. This includes investing in and strengthening our corporate culture; driving toward top-quartile employee engagement and exceptional customer experiences through our “One Bank” approach; honoring our commitment to the communities we serve; and maintaining balance-sheet strength across interest rate risk, liquidity, asset quality, and capital. This focus provides the stability and resilience necessary to support our strategic ambitions.
•Evolving the Bank enables us to respond to a dynamic marketplace with agility and innovation. We are advancing our digital agenda across both customer and employee experiences to increase adoption, productivity, and efficiency. At the same time, we are repositioning our retail franchise to meet changing customer needs and expectations. Central to this evolution is the development of a high-touch, team-based operating model that leverages specialized expertise and places the customer at the center of every interaction.
•Grow the Bank focuses on expanding our customer base and deepening relationships by leveraging technology, scalable capabilities, and local market expertise. We pursue both organic and inorganic growth opportunities across our footprint. Organically, we see significant opportunity to scale our commercial franchise in our Southern Maine and New Hampshire growth markets through targeted hiring and the development of internal talent. Inorganically, we continue to evaluate merger and acquisition opportunities that offer compelling strategic and financial benefits, as demonstrated by our acquisition of Northway Financial, Inc., the holding company of Northway Bank, completed on January 2, 2025.

2025 Overview. On January 2, 2025, we completed our acquisition of Northway, which significantly increased our presence in New Hampshire by adding 17 branches and over 100 new employees. In mid-March 2025, we completed the full integration of the two banks and began realizing the combined organization’s full financial potential through the execution of synergies across employees, technology, software and vendor contracts. The integration of operations, systems, and teams enabled us to leverage the strengths of both institutions more effectively, resulting in meaningful improvements in scale, operating efficiency, and revenue‑generating capacity. As our post‑merger performance began to reflect the benefits of a larger balance sheet, a broader customer base, and an expanded geographic footprint, we delivered annual net income of $65.2 million and diluted EPS of $3.84 for 2025, compared to $53.0 million and $3.62, respectively, in 2024. On a non-GAAP basis, we reported annual adjusted net income of $74.4 million and diluted EPS of $4.39 for December 31, 2025, an increase of 39% and 20%, respectively, over 2024.

Throughout 2025, we executed several initiatives to improve our net interest margin. These actions, together with the Federal Reserve’s 75‑basis‑point reduction in the federal funds rate during the second half of the year, contributed to a meaningful increase in our net interest margin, from 3.04% for the first quarter of 2025 to 3.29% for the fourth quarter of 2025. Excluding the impact of purchase accounting accretion income, our non-GAAP, core net interest margin also increased significantly from 2.68% for the first quarter of 2025 to 2.92% for the fourth quarter of 2025. The steady improvement in our net interest margin throughout 2025, resulted in a net interest margin of 3.17% for the year ended December 31, 2025, compared to 2.46% for the year ended December 31, 2024.

The completion of the Northway acquisition and successful execution of our cost take-out strategies, as well as an improving net interest margin throughout 2025, drove significant improvement in the Company’s profitability metrics compared to 2024. We believe the Company is well-positioned for 2026, highlighted by the strength of its reported fourth quarter financial metrics, which included a return on average assets of 1.28%, a return on average equity of 13.01%, and a non-GAAP return on average tangible equity of 19.06%.

2025 Highlights. Our highlights for 2025 include:

Completed Northway Acquisition and Integration - Successfully completed the acquisition of Northway on January 2, 2025. Following the integration in mid-March 2025 and the realization of cost synergies across the combined organization, the Company delivered record quarterly net income in both the third and fourth quarters of 2025.

Improving Profitability – In 2025, total revenues (sum of net interest income and non-interest income) reached $255.8 million, an increase of 45% over 2024, while non-interest expense for 2025 was $154.8 million, an increase of 38% over 2024. The Company’s 2025 performance resulted in strong operating leverage generation and improvement in each of our profitability metrics, which can be seen in the financial highlights table on the following page.

Strong Asset Quality – Key credit quality metrics in both commercial and consumer portfolios remained resilient throughout 2025, headlined by non-performing assets of 0.10% of total assets and past due loans of 0.16% of total loans at December 31, 2025. Net charge-offs increased to 0.31% to average loans for 2025, compared to 0.03% for 2024, driven by two charge-offs in our commercial portfolio. The Company considers the two charge-offs in 2025 to be isolated incidents and does not believe they represent a systematic trend within the commercial portfolio.

Strong Capital Position – At December 31, 2025, all of our regulatory capital ratios were well in excess of regulatory capital requirements. Our capital and loan reserve levels, along with our strong credit quality position us for continued success.

Customer Experience Strength– We use net promoter score (“NPS”) to continuously measure and improve customer experience across our retail franchise. Our 2025 aggregate consumer NPS of 68 across Maine remained consistent with prior year and underscores strong customer advocacy relative to industry benchmarks.

Strong Employee Engagement – We measure employee engagement annually through a global, independent third party survey. In 2025, 92% of our employees participated in the confidential survey, reflecting strong engagement across the organization. The Company’s overall engagement score ranked in the 73rd percentile relative to the third-party’s global benchmark, further underscoring the strength of our culture and employee commitment.

Continued Commitment to our Communities – In 2025, we marked Camden National Bank’s 150th anniversary, reflecting a long-standing commitment to the communities we serve. Across our Maine and New Hampshire markets, we continue to support local communities through lending activities, deposit products designed to meet community needs, direct charitable contributions and active employee volunteerism, reinforcing our role as a trusted financial partner and community steward.

Financial Highlights	As of or For The Year ended December 31,
(In thousands, except per share data and ratios)	2025	2024	Change
Earnings and Profitability
Net income	$65,160	$53,004	23%
Diluted EPS	$3.84	$3.62	6%
Adjusted net income (non-GAAP)	$74,439	$53,432	39%
Adjusted diluted EPS (non-GAAP)	$4.39	$3.65	20%
Return on average assets	0.94%	0.92%	0.02%
Adjusted return on average assets (non-GAAP)	1.07%	0.92%	0.15%
Return on average equity	9.96%	10.36%	(0.40)%
Adjusted return on average equity (non-GAAP)	11.38%	10.45%	0.93%
Adjusted return on average tangible equity (non-GAAP)	17.27%	12.94%	4.33%
Efficiency ratio (non-GAAP)	54.46%	62.05%	(7.59)%
Balance Sheet and Liquidity
Loans	$4,965,138	$4,115,259	21%
Deposits	$5,537,781	$4,633,167	20%
Cash dividends declared per share	$1.68	$1.68	—%
Uninsured and uncollateralized deposits to total deposits	14.96%	16.42%	(1.46)%
Available liquidity sources to uninsured and uncollateralized deposits	218.79%	210.61%	8.18%
Credit Quality and Capital
Non-performing assets to total assets	0.10%	0.08%	0.02%
Loans 30-89 days past due to total loans	0.16%	0.05%	0.11%
Allowance for credit losses on loans to total loans	0.91%	0.87%	0.04%
Total risk-based capital ratio	13.95%	15.11%	(1.16)%
Tangible common equity ratio (non-GAAP)	7.41%	7.64%	(0.23)%

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the interest earned on our lending activities, investment securities and other interest-earning assets, less the interest paid on interest-bearing deposits and borrowings (i.e. our primary business activities). Net interest income, which is our largest source of revenue, accounted for 79%, 75% and 81% of total revenues for the years ended 2025, 2024 and 2023, respectively. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Net Interest Income. Net interest income on a fully-taxable equivalent basis for the year ended December 31, 2025 was $204.6 million, an increase of 54% from 2024.

Interest income on a fully-taxable equivalent basis for 2025 totaled $322.0 million, representing an increase of $71.8 million, or 29%, compared to 2024, primarily driven by interest-earning assets yield expansion of 37 basis points to 4.99% for the year ended December 31, 2025, and an increase in average interest-earning assets of $1.0 billion, or 19% as of December 31, 2025, which was driven by the Northway acquisition on January 2, 2025. As part of the Northway acquisition, the Company acquired total loans of $775.7 million and investments of $230.0 million. For the year ended December 31, 2025, the Company recognized net fair value mark accretion from the purchase accounting of $20.5 million within interest income, which was made up of $17.0 million of fair value mark accretion on loans and $3.5 million of fair value mark accretion on investments. Additionally, between periods the Company’s yield on interest-earning assets continued to improve organically, contributing to the growth in net interest income, due to the continued reinvestment of cash flows from lower yielding interest-earning assets into new loan originations and investments at prevailing market interest rates.

Interest expense for 2025 increased $294,000, or less than 1%, compared to 2024, despite the increase in average funding liabilities of $1.0 billion, or 20%, which was driven by the Northway acquisition, due to the decrease in our average cost of funds between periods of 38 basis points to 1.90% for the year ended December 31, 2025. The decrease in our average cost of funds between periods reflects the change in the interest rate environment and our ability to lower deposit costs as the Federal Reserve lowered its Federal Funds Rate, and the benefit of adding Northway’s low-cost deposit franchise to the Company’s balance sheet.

Net Interest Margin. Net interest margin is calculated as net interest income on a fully-taxable equivalent basis as a percentage of average interest-earning assets. Our net interest margin on a fully-taxable equivalent basis was 3.17% for the year ended December 31, 2025, compared to 2.46% for 2024. On a non-GAAP basis, adjusted for fair value market accretion income recognized from purchase accounting, our core net interest margin was 2.82% for the year ended December 31, 2025, compared to 2.46% for 2024.

The following table presents, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

	Average Balance, Interest and Yield/Rate Analysis
	For the Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate	Average Balance(1)	Interest	Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$52,109	$2,320	4.45%	$68,633	$3,336	4.86%	$33,676	$1,851	5.50%
Investments – taxable	1,386,590	43,372	3.13%	1,159,910	29,722	2.56%	1,203,445	26,088	2.17%
Investments – nontaxable(2)	61,455	2,322	3.78%	61,992	2,340	3.78%	100,614	3,706	3.68%
Loans(3):
Commercial real estate	2,112,281	122,693	5.81%	1,699,655	89,918	5.29%	1,659,078	80,182	4.83%
Commercial(2)	396,783	25,295	6.38%	378,257	24,378	6.44%	398,948	23,886	5.99%
Municipal(2)	91,044	4,606	5.06%	15,859	783	4.94%	16,702	674	4.04%
Residential real estate	2,034,170	98,066	4.82%	1,773,149	79,199	4.47%	1,748,076	71,566	4.09%
Home equity	300,686	21,580	7.18%	245,634	18,951	7.71%	234,358	17,497	7.47%
Consumer	18,631	1,715	9.21%	16,617	1,567	9.43%	19,519	1,697	8.69%
Total loans	4,953,595	273,955	5.53%	4,129,171	214,796	5.20%	4,076,681	195,502	4.80%
Total interest-earning assets	6,453,749	321,969	4.99%	5,419,706	250,194	4.62%	5,414,416	227,147	4.19%
Cash and due from banks	71,363			65,990			65,396
Other assets	450,558			285,137			264,479
Less: ACL	(47,457)			(35,792)			(36,965)
Total assets	$6,928,213			$5,735,041			$5,707,326
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Non-interest checking	$1,137,343	$—	—%	$929,443	$—	—%	$1,020,045	$—	—%
Interest checking	1,659,215	30,022	1.81%	1,464,651	36,265	2.48%	1,614,598	37,205	2.30%
Savings	982,210	12,070	1.23%	657,529	4,669	0.71%	675,478	788	0.12%
Money market	860,117	22,446	2.61%	766,596	25,390	3.31%	717,478	19,210	2.68%
Certificates of deposit	699,740	24,796	3.54%	567,182	21,559	3.80%	453,723	12,927	2.85%
Total deposits	5,338,625	89,334	1.67%	4,385,401	87,883	2.00%	4,481,322	70,130	1.56%
Borrowings:
Brokered deposits	177,089	7,953	4.49%	152,918	7,923	5.18%	184,709	8,754	4.74%
Customer repurchase agreements	245,748	2,954	1.20%	185,299	3,210	1.73%	191,646	2,847	1.49%
Junior subordinated debentures	61,373	3,567	5.81%	44,331	2,132	4.81%	44,331	2,150	4.85%
Other borrowings	359,625	13,590	3.78%	365,989	15,956	4.36%	246,058	10,102	4.11%
Total borrowings	843,835	28,064	3.33%	748,537	29,221	3.90%	666,744	23,853	3.58%
Total funding liabilities	6,182,460	117,398	1.90%	5,133,938	117,104	2.28%	5,148,066	93,983	1.83%
Other liabilities	91,276			89,290			92,543
Shareholders’ equity	654,477			511,813			466,717
Total liabilities & shareholders’ equity	$6,928,213			$5,735,041			$5,707,326
Net interest income (fully-taxable equivalent)		204,571			133,090			133,164
Less: fully-taxable equivalent adjustment		(1,314)			(637)			(901)
Net interest income		$203,257			$132,453			$132,263
Net interest rate spread (fully-taxable equivalent)			3.09%			2.34%			2.36%
Net interest margin (fully-taxable equivalent)			3.17%			2.46%			2.46%
Core net interest margin (fully-taxable equivalent)(4)			2.82%			2.46%			2.46%
(1)    Reported average balances are calculated on a daily basis.
(2)    Reported on a tax-equivalent basis calculated using a 21% tax rate, including certain commercial loans.
(3)    Non-accrual loans and loans held for sale are included in total average loans.
(4)    This is a non-GAAP measure. Please see "Non-GAAP Financial Measures and Reconciliation to GAAP” for additional information.

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

	For the Year Ended December 31, 2025 vs. December 31, 2024			For the Year Ended December 31, 2024 vs. December 31, 2023
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(803)	$(213)	$(1,016)	$1,923	$(438)	$1,485
Investments – taxable	5,803	7,847	13,650	(945)	4,579	3,634
Investments – nontaxable	(20)	2	(18)	(1,421)	55	(1,366)
Commercial real estate	21,828	10,947	32,775	1,960	7,777	9,737
Commercial	1,193	(276)	917	(1,239)	1,730	491
Municipal	3,714	109	3,823	(34)	143	109
Residential real estate	11,668	7,199	18,867	1,025	6,608	7,633
Home equity	4,245	(1,616)	2,629	842	612	1,454
Consumer	190	(42)	148	(252)	122	(130)
Total interest income	47,818	23,957	71,775	1,859	21,188	23,047
Interest-bearing liabilities:
Interest checking	4,825	(11,068)	(6,243)	(3,449)	2,509	(940)
Savings	2,305	5,096	7,401	(22)	3,903	3,881
Money market	3,096	(6,040)	(2,944)	1,316	4,864	6,180
Certificates of deposit	5,037	(1,800)	3,237	3,234	5,398	8,632
Brokered deposits	1,252	(1,222)	30	(1,507)	676	(831)
Customer repurchase agreements	1,046	(1,302)	(256)	(95)	458	363
Junior subordinated debentures	820	615	1,435	—	(18)	(18)
Other borrowings	(277)	(2,089)	(2,366)	4,929	925	5,854
Total interest expense	18,104	(17,810)	294	4,406	18,715	23,121
Net interest income (fully-taxable equivalent)	$29,714	$41,767	$71,481	$(2,547)	$2,473	$(74)

Net interest income included the following for the periods indicated:

	Income Statement Location	For the Year Ended December 31,
(In thousands)		2025	2024	2023
Net fair value mark accretion from purchase accounting - Loans	Interest income	$16,992	$107	$145
Net fair value mark accretion from purchase accounting - Investments	Interest income	3,488	—	—
Interest income from residential real estate derivatives	Interest income	2,333	5,457	4,682
Net loan origination fees	Interest income	1,891	587	340
Recoveries on previously charged-off acquired loans	Interest income	113	488	88
Net fair value mark accretion from purchase accounting - Certificates of deposit	Interest expense	(226)	—	—
Net fair value mark accretion from purchase accounting - Junior subordinated debentures	Interest expense	(300)	—	—
Total		$24,291	$6,639	$5,255

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

Provision (Credit) for Credit Losses

The provision (credit) for credit losses was made up of the following components for the periods indicated:

	For the Year Ended December 31,			Change from 2025 to 2024
	2025	2024	2023	$	%
Provision for loan losses	$22,032	$53	$1,174	$21,979	N.M.
Provision (credit) for credit losses on off-balance sheet credit exposures	258	453	(912)	(195)	(43)%
(Credit) provision for credit losses - HTM debt securities	—	(910)	1,838	910	N.M.
Provision (credit) for credit losses	$22,290	$(404)	$2,100	$22,694	N.M.
Provision for loan losses. For the year ended December 31, 2025, the Company recorded a provision for loan losses of $22.0 million. The provision primarily reflects the impact of net charge‑offs totaling $16.1 million during the period, driven principally by a $10.7 million partial charge‑off on a syndicated commercial loan participation and a $3.0 million partial charge‑off on a non‑owner‑occupied commercial real estate loan. The recognition of these charge‑offs required the Company to record an incremental $12.7 million in provision for loan loss expense during the year. In addition, in connection with the acquisition of Northway, the Company recorded a $6.3 million provision for loan losses and ACL on loans for the acquired loans that did not meet the criteria to be classified as purchased credit deteriorated (“PCD”) during 2025.

Provision for credit losses on off-balance credit exposures. At December 31, 2025, the ACL on off-balance sheet credit exposures was $3.1 million, as compared to $2.8 million as of December 31, 2024. The Company recorded a provision for credit losses on off-balance sheet credit exposures of $258,000. The 2025 provision was driven by the increase in unfunded credit lines of $43.2 million and the increase in the residential and commercial pipelines of $47.7 million between periods, primarily due to the acquisition of Northway in 2025.

Provision for HTM debt securities: For the year ended December 31, 2025 the Company did not record any provision on HTM debt securities. In the first quarter of 2024, the Company sold a corporate bond issued by Signature Bank that the Company wrote off in 2023 and recovered proceeds of $910,000.

Non-Interest Income

The following table sets forth information regarding non-interest income for the periods indicated:

	For the Year Ended December 31,			Change from 2025 to 2024
(Dollars in thousands)	2025	2024	2023	$	%
Debit card income	$15,272	$12,657	$12,613	$2,615	21%
Service charges on deposit accounts	9,851	8,444	7,839	1,407	17%
Income from fiduciary services	7,630	7,270	6,669	360	5%
Brokerage and insurance commissions	7,015	5,535	4,650	1,480	27%
Mortgage banking income, net	3,523	3,230	2,921	293	9%
Bank-owned life insurance	3,440	2,806	2,349	634	23%
Net loss on sale of securities	—	—	(10,310)	—	—%
Other income	5,791	4,597	4,303	1,194	26%
Total non-interest income	$52,522	$44,539	$31,034	$7,983	18%
Non-interest income as a percentage of total revenues(1)	21%	25%	19%
(1)     Revenue is the sum of net interest income and non-interest income.

Debit card income represents the interchange fees earned from debit card transactions of our business and consumer checking account customers, and the annual incentive bonus received from our network provider. The increase in 2025, compared to 2024, was primarily driven by the Northway acquisition, and the resulting addition of approximately 28,000 new debit card customers.

Service charges on deposit accounts represents the fees earned from providing various services to deposit customers, including overdraft, normal fees for servicing deposit accounts, and cash management fees for business customers. The increase in 2025, compared to 2024, was primarily driven by the Northway acquisition, and the resulting addition of approximately 50,000 customer accounts.

Income from fiduciary services represents the fees earned for investment advisory and trust services provided by Camden National Wealth Management. The fees earned are primarily a percentage of our clients' assets under management. Assets under management increased 9% during 2025 to $1.3 billion as of December 31, 2025.

Brokerage and insurance commissions represent the fees earned for brokerage services, investment advisory and insurance services provided by the Bank, doing business as Camden Financial Consultants. Assets under administration grew 22% during 2025 to $1.1 billion as of December 31, 2025, driven by overall market performance and the addition of a new team member.

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

The increase in mortgage banking income, net for the year ended December 31, 2025 compared to 2024, was driven by the increase in net gains recognized on residential mortgage loan sales during the period. For the year ended December 31, 2025, we sold $242.4 million of our originated residential mortgages, compared to $221.9 million sold during the same period in 2024.

Bank-owned life insurance represents the change in cash surrender value of the Company's various BOLI policies in place for certain current and former officers of the Company and Bank. The change in cash surrender value reflects the performance of the underlying investments of the policies. The increase in 2025, compared to 2024, was driven by market performance of the underlying investments. BOLI policies for 2025 included the addition of one policy as part of the Northway acquisition. The underlying investments on the acquired policy are tied to the equity markets and are more susceptible to market volatility than policies with more conservative underlying investments.

Net loss on sale of securities represents the net loss recognized upon the sale of investment securities. We did not sell any investment securities during 2025 or 2024.

Other Income includes third party merchant and credit card commissions, customer loan swap fees and other miscellaneous fees and net gains on equity securities.

Non-Interest Expense

The following table sets forth information regarding non-interest expense for the periods indicated:

	For the Year Ended December 31,			Change from 2025 to 2024
(Dollars in thousands)	2025	2024	2023	$	%
Salaries and employee benefits	$79,801	$64,073	$60,009	$15,728	25%
Furniture, equipment and data processing	17,769	14,364	13,377	3,405	24%
Net occupancy costs	11,187	7,912	7,674	3,275	41%
Merger and acquisition costs	9,286	1,159	—	8,127	—%
Debit card expense	6,813	5,287	5,126	1,526	29%
Amortization of CDI assets	5,893	556	592	5,337	960%
Consulting and professional fees	4,617	3,583	4,520	1,034	29%
Regulatory assessments	4,279	3,258	3,413	1,021	31%
OREO and collection costs, net	270	201	42	69	34%
Other expenses	14,919	11,543	12,608	3,376	29%
Total non-interest expense	$154,834	$111,936	$107,361	$42,898	38%
Ratio of non-interest expense to total revenues	60.53%	63.24%	65.75%
Efficiency ratio (non-GAAP)	54.46%	62.05%	61.18%

Salaries and employee benefits includes employee wages, commissions, incentives, equity compensation, employer-related taxes, insurance benefits, and certain other employee-related costs, net of direct employee-related costs incurred for loan originations. The increase in salaries and employee benefits expense for 2025 compared to 2024 was driven by the Northway acquisition, which added approximately 100 new employees, and an increase in performance incentive accruals of $1.7 million between periods due to Company financial performance.

Furniture, equipment and data processing includes depreciation expense of capitalized furniture, equipment and data-related costs, and ongoing system and other data processing costs, including outsourced solutions. The increase in furniture, equipment and data processing expense for 2025 compared to 2024 was due to the Northway acquisition, and our continued investment in customer‑facing digital technology platforms during 2025. These investments included enhancements to our digital suite of products offered to customers and upgrades to information security and resiliency systems.

Net occupancy costs include building and property costs associated with the operation of our branches, loan production offices and service centers, including, but not limited to, rent, depreciation, maintenance and related taxes, net of rental income earned from the lease of office space. The increase in net occupancy costs for 2025 compared to 2024 was primarily driven by the Northway acquisition. At December 31, 2025, the Company had 72 branches, compared to 56 as of December 31, 2024.

Merger and acquisition costs include transaction‑related expenses such as personnel termination costs, consulting and other professional fees, contract termination and system conversion costs, and other direct acquisition‑related charges. For the years ended December 31, 2025 and 2024, the Company incurred $9.3 million and $1.2 million, respectively, in costs associated with the Northway acquisition.

The following table summarizes Merger-related costs incurred for the year ended December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Personnel termination-related costs	$4,992	$—
Consulting, legal and accounting-related costs	1,926	1,041
Contract termination and conversion-related costs	1,018	—
Other acquisition costs	1,350	118
Total	$9,286	$1,159

Debit card expense is the cost incurred for the generation of debit card income, including third party switch network provider fees and related data transmission costs, and plastic card costs for the generation of debit cards for checking account customers. The increase in debit card expense for 2025 compared to 2024 was primarily driven by the Northway acquisition and the resulting addition of approximately 28,000 new debit card customers.

Amortization of CDI assets represents the periodic amortization of the Company’s CDI assets arising from the Northway acquisition. The CDI assets recorded in connection with the Northway acquisition totaled $48.1 million, and we estimate the useful life of these CDI assets to be ten years. Refer to Notes 2 and 5 of the consolidated financial statements for additional information.

Consulting and professional fees include third-party consulting services and other professional fees, such as audit and tax services, legal services, and Company and Bank director fees. The increase in consulting and professional fees for 2025 compared to 2024 resulted from the increase in director fees for, and increases due to increases from the Northway acquisition.

Regulatory assessments are the costs incurred and paid to various regulatory agencies, including the FDIC and OCC. Regulatory assessment fees are based on a number of factors, including but not limited to, asset growth, regulator risk assessment and positive or negative trends specific to the financial institution. The increase in regulatory assessment fees for 2025 compared to 2024 was driven by the Northway acquisition and increase in the Company’s total assets.

OREO and collection costs, net include the costs associated with OREO, collection and foreclosure efforts for the Company's loans.

Other expenses include employee-related costs, such as certain SERP and other postretirement benefits expenses; hiring, training, education, meeting and business travel costs; donations and marketing costs; postage, freight and courier costs; and other expenses. The increase in other expenses for 2025 compared to 2024 was primarily attributable to the Northway acquisition and an increase in marketing costs as we support new markets in New Hampshire, costs associated with a former Northway employee’s supplemental retirement plan, and increases in various operating expenses driven by the increased number of locations, customers and employees following the acquisition.

Income Tax Expense

Income tax expense for the years ended December 31, 2025 and 2024 was $13.5 million and $12.5 million, respectively, and our effective income tax rate was 17.2% for 2025 and 19.0% for 2024. The decrease in the Company's effective income tax rate between years was primarily driven by a one-time $2.4 million decrease in income tax expense associated with the remeasurement of the Company’s deferred tax assets and liabilities upon completion of the Northway acquisition, which increased our tax exposure in Massachusetts and New Hampshire. The remeasurement resulted in an increase to the Company’s deferred tax rate in 2025 to 22.8% from 21.5% in 2024.

The Company's deferred tax assets were $51.1 million and $40.0 million at December 31, 2025 and 2024, respectively. The increase in deferred tax assets during 2025 was primarily driven by the net deferred tax assets that were created through purchase accounting as a result of the Northway acquisition, and the aforementioned $2.4 million increase associated with the remeasurement of Company’s deferred tax assets and liabilities.

Although not anticipated as of December 31, 2025, should the Company realize a loss on these investments, the loss would be characterized as an ordinary loss for income tax purposes and not as a capital loss, and thus would not carry restrictions on use of any such loss.

We continuously monitor and assess the need for a valuation allowance on our deferred tax assets, and we determined that no valuation allowance was necessary as of December 31, 2025 or December 31, 2024.

Refer to “—Financial Condition—Investments,” and Note 3 of the consolidated financial statements for further discussion of investments.

Refer to Note 20 of the consolidated financial statements for further discussion of income taxes and related deferred tax assets and liabilities.

2024 Operating Results as Compared to 2023 Operating Results

Results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2024 annual report on Form 10-K filed with the SEC on March 7, 2025.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents were $97.5 million as of December 31, 2025, compared to $215.0 million at December 31, 2024. As part of the Northway acquisition, the Company acquired $48.3 million of cash, which was utilized to prepay all $45.0 million of Federal Home Loan Bank of Boston (“FHLBB”) borrowings assumed from Northway, largely offsetting the cash obtained through the acquisition. The Company continues to actively manage its cash balances. Refer to Note 2 of the consolidated financial statements for additional information on the assets and liabilities acquired from Northway.

Included within the Company’s cash and cash equivalents balances at December 31, 2025 and 2024, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position at each reporting date totaling $7.2 million and $13.2 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 13 and 14 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. At December 31, 2025 and 2024, the Company’s investment portfolio generally consisted of MBS, CMO, municipal and corporate debt securities, FHLBB and FRB common stock, and mutual funds held in a rabbi trust for purposes of Company executive and director nonqualified retirement plans. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively. Our FHLBB and FRB common stock is carried at cost, and our mutual fund investments are carried at fair value. At December 31, 2025 and 2024, total investments were 21% and 20%, respectively, of total assets.

In 2022, we transferred securities from AFS to HTM to help manage our capital position in a rising interest rate environment. The securities were reclassified at fair value at the time of the transfer, which was a non-cash transaction. At December 31, 2025, the net unrealized losses on the transferred securities reported within AOCI were $36.7 million, net of a deferred tax asset of $10.6 million, and the weighted-average life on these securities was 7.3 years. At December 31, 2024, the net unrealized losses on the transferred securities reported within AOCI were $41.8 million, net of a deferred tax asset of $11.4 million and the weighted-average of these securities was 7.9 years.

At December 31, 2025 and 2024, the Company's investments portfolio totaled $1.4 billion and $1.1 billion, respectively, representing an increase of $308.7 million, or 27%, during 2025. The increase was driven by the addition of $230.0 million of investments, net of purchase accounting adjustments, from the Northway acquisition on January 2, 2025, and included debt securities totaling $227.4 million that were designated as AFS and $2.5 million of FHLBB and other corresponding banking relationship common stock. The other drivers for the net change in total investments during 2025 were:
•The sale of $56.4 million of acquired Northway debt securities shortly after the acquisition date to restructure the combined investment portfolio. These debt securities were sold at fair value, and, thus, no gain or loss was recognized upon sale;
•The purchase of $236.7 million of debt securities that we designated as AFS, and the purchase of $5.0 million of subordinated corporate debt securities of another regional financial institution that we designated as HTM;
•Pay downs, calls and maturities of $152.7 million;
•Net amortization and accretion of $8.4 million; and
•The change in the fair value of the Company’s AFS debt securities of $37.0 million.

Our AFS debt securities portfolio, which comprised 64% and 52% of our investment portfolio at December 31, 2025 and 2024, respectively, was carried at fair value using level 2 valuation techniques. Refer to Notes 1 and 22 of the consolidated financial statements for further details on the Company's fair value techniques.

The AFS and HTM debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and corporate and municipal bonds that are highly rated by nationally recognized rating agencies. At December 31, 2025 and 2024, the book value of U.S. government and government-sponsored agencies represented approximately 93% and 91%, respectively, of the AFS and HTM debt securities portfolio. The book value of corporate and municipal bonds carrying a credit rating of “AA” or higher at each of December 31, 2025 and 2024 and was 4% and 5%, respectively, of the AFS and HTM debt securities.

Our other investments on the consolidated statements of condition consist of FHLBB, FRB and other correspondent bank common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of December 31, 2025 and 2024, our investment in FHLBB stock totaled $17.7 million and $17.1 million, respectively, and our investment in FRB stock was $8.7 million and $5.4 million, respectively.

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

The following table sets forth the carrying value of the Company’s investments portfolio along with the percentage distribution as of the dates indicated:

	December 31,
	2025		2024
(Dollars in thousands)	Carrying Value	Percent of Total Investments	Carrying Value	Percent of Total Investments
Trading Securities (carried at fair value):
Mutual funds	$5,747	—%	$5,243	—%
Total trading securities	5,747	—%	5,243	—%
AFS Debt Investments (carried at fair value):
Obligations of states and political subdivisions	5,275	—%	5,289	—%
MBS issued or guaranteed by U.S. government-sponsored enterprises	684,389	48%	424,956	37%
CMO issued or guaranteed by U.S. government-sponsored enterprises	224,373	15%	147,479	13%
Subordinated corporate bonds	16,364	1%	16,025	1%
Total AFS debt investments	930,401	64%	593,749	51%
HTM Debt Investments (carried at amortized cost):
Obligations of U.S. government-sponsored enterprises	7,865	1%	7,729	1%
Obligations of states and political subdivisions	55,802	4%	56,047	5%
MBS issued or guaranteed by U.S. government-sponsored enterprises	271,168	19%	292,170	26%
CMO issued or guaranteed by U.S. government-sponsored enterprises	128,966	9%	142,467	13%
Subordinated corporate bonds	21,491	1%	19,365	2%
Total HTM debt investments	485,292	34%	517,778	47%
Other Investments (carried at cost):
FHLBB stock	17,735	1%	17,140	2%
FRB stock	8,692	1%	5,374	—%
Other correspondent bank stock	70	—%	—	—%
Total other investments	26,497	2%	22,514	2%
Total	$1,447,937	100%	$1,139,284	100%

We continuously monitor and evaluate our investment securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment and the related prepayment risk, and credit ratings. The overall mix of debt securities at December 31, 2025 compared to December 31, 2024 remains relatively unchanged and well positioned to provide a stable source of cash flow. The duration of our debt investment securities portfolio at December 31, 2025 was 4.9 years, compared to 5.2 years at December 31, 2024. The weighted average life of our debt securities portfolio at December 31, 2025 was 6.7 years, compared to 7.0 years at December 31, 2024.

The Company’s AFS debt securities that are in an unrealized loss position are assessed to determine if an allowance should be recorded or if a write-down is required. As of and for the years ended December 31, 2025, 2024 and 2023, we did not record any allowances or write-down any of our AFS debt securities in an unrealized loss position. Refer to Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 3 of the consolidated financial statements for additional details of our assessment of the allowance for AFS investments as of December 31, 2025 and 2024.

We assess our HTM debt securities each reporting period to determine if an allowance should be recorded or if a write-down is required. In the first quarter of 2023, we wrote-off a $1.8 million corporate bond issued by Signature Bank due to Signature Bank's failure through provision expense on the consolidated statements of income. This corporate bond was designated as HTM and previously carried no ACL. In January 2024, we sold the Signature Bank security and recovered $910,000. We completed a review of our HTM investment portfolio as of December 31, 2025 and 2024, and concluded that no ACL was warranted on any bonds at this time. Refer to Note 1 of the consolidated financial statements for further discussion of our practices and policies, and refer to Note 3 of the consolidated financial statements for additional details of our assessment of the allowance for HTM investments as of December 31, 2025 and 2024.

The fair value and book value of the Company's corporate bonds and municipal securities as of December 31, 2025 and 2024 was as follows:

	December 31, 2025				December 31, 2024
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized Gain (Loss)	# of Securities	Fair Value	Book Value	Net Unrealized Loss
Municipal bonds	53	$60,167	$61,105	$(938)	54	$59,560	$61,469	$(1,909)
Corporate bonds	18	38,812	38,212	600	18	35,436	37,048	(1,612)
Total	71	$98,979	$99,317	$(338)	72	$94,996	$98,517	$(3,521)

At December 31, 2025 and 2024, municipal bonds were 4% and 5%, respectively, of the book value of the total bond portfolio. At December 31, 2025 and 2024, all municipal bonds carried an investment-grade credit rating.

At December 31, 2025 and 2024, corporate bonds were 3% of the book value of the total bond portfolio. At December 31, 2025 and 2024, corporate bonds with a book value of $26.0 million and $25.9 million, or 68% and 70% of the corporate bond portfolio, carried an investment-grade credit rating. The remaining corporate bonds with a book value of $12.2 million and $11.2 million at December 31, 2025 and 2024, respectively, were non-rated corporate bonds of community banks within our markets. As of December 31, 2025, the corporate bond portfolio was made up of 17 different companies, which included 15 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 34% of our exposure as of December 31, 2025, being to global systemically important banks, or "G-SIBs." We continue to monitor and analyze the performance of our corporate bond portfolio.

The following table presents the book value and fully-taxable equivalent weighted-average yields of debt investments by contractual maturity and the carrying value of other investments, for the periods indicated. Actual maturities of debt investments may differ from contractual maturities because borrowers may have the right to call or prepay.

					December 31,
					2025	2024
(Dollars in thousands)	Due in 1 year or less	Due in 1 – 5 years	Due in 5 – 10 years	Due in over 10 years	Amortized Cost	Amortized Cost
Debt investments:
Obligations of U.S. government-sponsored enterprises	$—	$—	$7,865	$—	$7,865	$7,729
Obligations of states and political subdivisions	355	7,429	12,805	40,517	61,106	61,470
MBS issued or guaranteed by U.S. government-sponsored enterprises	—	81,441	130,038	780,324	991,803	785,936
CMO issued or guaranteed by U.S. government-sponsored enterprises	—	52,329	49,121	257,544	358,994	298,598
Subordinated corporate bonds	—	14,002	24,210	—	38,212	37,048
Total debt investments	$355	$155,201	$224,039	$1,078,385	$1,457,980	$1,190,781
Weighted-average yield on debt securities(1)	3.31%	3.67%	3.95%	3.36%	3.48%	3.03%
(1)    Weighted average is calculated by dividing the book value by the book value times tax yield.

Loans

The following table sets forth the composition of our loan portfolio at the dates indicated, as well as the change during                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                             2025:

	December 31,
	2025		2024		Change
(Dollars in thousands)	$	% of Total Loan Portfolio	$	% of Total Loan Portfolio	$	%
Commercial real estate - non-owner-occupied	$1,778,985	36%	$1,387,252	34%	$391,733	28%
Commercial real estate - owner-occupied	406,120	8%	324,712	8%	81,408	25%
Commercial	417,439	8%	382,785	9%	34,654	9%
Total commercial loan portfolio	2,602,544	52%	2,094,749	51%	507,795	24%
Residential real estate	2,012,922	41%	1,752,249	43%	260,673	15%
Home equity	332,256	7%	253,251	6%	79,005	31%
Consumer	17,416	—%	15,010	—%	2,406	16%
Total retail loan portfolio	$2,362,594	48%	$2,020,510	49%	$342,084	17%
Total loans	$4,965,138	100%	$4,115,259	100%	$849,879	21%

At December 31, 2025 and 2024, 38% and 36% of the consumer loan portfolio was unsecured, respectively. At December 31, 2025 and 2024, 57% and 55% of the home equity portfolio, respectively, was secured by junior lien positions, of which approximately 30% and 32% were loans for which we also held the first‑lien mortgage.

The increase in loan balances at December 31, 2025, compared to 2024, was driven by the Northway acquisition in which the Company acquired $775.7 million of loans, net of purchase accounting adjustments. The table below details the organic change in loans for the year ended December 31, 2025:

	(A)	(B)	(C)	(D) = (A) - (B) - (C)
(In thousands)	December 31, 2025	December 31, 2024	Northway Acquisition Purchase Accounting(1)	For the Year Ended December 31, 2025 Organic Growth (Decline)
Loans:
Commercial real estate	$2,185,105	$1,711,964	$360,272	$112,869	7%
Commercial	417,439	382,785	106,487	(71,833)	(19)%
Residential real estate	2,012,922	1,752,249	273,349	(12,676)	(1)%
Home equity	332,256	253,251	34,304	44,701	18%
Consumer	17,416	15,010	1,251	1,155	8%
Total loans	$4,965,138	$4,115,259	$775,663	$74,216	2%
(1)    Represents fair value of as of the acquisition date, January 2, 2025.
The organic loan growth of $74.2 million for the year ended December 31, 2025 was primarily driven by increases in our commercial real estate and home equity segments. The $112.9 million increase in our commercial real estate segment was driven by a few larger deals specifically in the New Hampshire market after the acquisition, and the $44.7 million increase in home equity was due to the strategic shift in 2025 to grow our home equity portfolio. These increases were offset by the decrease in the commercial segment of $71.8 million, which was primarily due to the early payoffs on large municipal relationships during the year.
Refer to Note 4 of the consolidated financial statements for additional details on our loan segmentation and risks as of December 31, 2025 and 2024.

Portfolio Concentrations

The Company provides loans primarily to customers located within our geographic market area. As of December 31, 2025, our primary markets were Maine, New Hampshire, and Massachusetts, making up 57%, 25% and 16%, respectively, of our loan portfolio, compared to 68%, 11% and 16%, respectively, at December 31, 2024. The shift in our loan distribution across our geographic market areas shifted during 2025 with the acquisition of Northway on January 2, 2025. As of December 31, 2025, our distribution channels throughout Northern New England included 56 branches in Maine and 16 branches in New Hampshire.

At December 31, 2025, the lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) and the non-residential building operators' industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) concentrations were 28% and 29%, respectively, of our total commercial real estate portfolio and both were 12% and 13%, respectively, of total loans. At December 31, 2024, the non-residential building operators’ industry and lessors of residential building industry concentrations were 32% and 21%, respectively, of total commercial real estate portfolio and were both 13% of total loans. At December 31, 2025, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the industry concentrations of the commercial loan portfolio at the dates indicated:

	December 31,
	2025		2024		Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	$	% of Commercial Loan Portfolio	$	%
Real estate investment(1)	$1,335,058	51%	$1,056,180	50%	$278,878	26%
Lodging	306,182	12%	220,943	11%	85,239	39%
Retail trade	158,397	6%	141,157	7%	17,240	12%
Health care	152,887	6%	104,865	5%	48,022	46%
Construction	82,397	3%	74,075	4%	8,322	11%
Wholesale trade	77,787	3%	66,086	3%	11,701	18%
Manufacturing	65,495	3%	60,671	3%	4,824	8%
Finance and insurance	61,236	2%	62,005	3%	(769)	(1)%
Other (each < 3%)	363,105	14%	308,767	14%	54,338	18%
Total	$2,602,544	100%	$2,094,749	100%	$507,795	24%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,778,985	68%	$1,387,252	66%	391,733	28%
Commercial real estate - owner-occupied	406,120	16%	324,712	16%	81,408	25%
Commercial	417,439	16%	382,785	18%	34,654	9%
Total	$2,602,544	100%	$2,094,749	100%	$507,795	24%
(1)     The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	December 31,
	2025			2024			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$445,583	33%	9%	$325,050	31%	8%	$120,533	37%
Retail	203,011	15%	4%	157,483	15%	4%	45,528	29%
Office(b)	182,651	14%	4%	166,189	16%	4%	16,462	10%
Industrial	180,099	13%	4%	169,763	16%	4%	10,336	6%
Multi-family (1-4 units)(c)	144,074	11%	3%	122,474	11%	3%	21,600	18%
Other(d)	179,640	14%	3%	115,221	11%	3%	64,419	56%
Total	$1,335,058	100%	27%	$1,056,180	100%	26%	$278,878	26%
(a)     Multi-family (5+ units) loans are primarily located in non-urban locations. Of our multi-family (5+ units) loans, 50% are located in Maine, 37% located in New Hampshire, and 11% located in Massachusetts at December 31, 2025.
(b)     Office loans are nearly all located in non-urban locations. Of our office loans, 46% are located in Maine, 39% located in New Hampshire, and 15% located in Massachusetts at December 31, 2025.
(c)     Represents multi-family (1-4 units) that are used for commercial purposes.
(d)     Other includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.

Related Party Transactions

The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 4 and Note 9 of the consolidated financial statements provide information on related party lending and deposit transactions, respectively. We have not entered into significant related party transactions.

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

Non-Performing Assets.  Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amount of our non-performing loans as of the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024
Non-accrual loans:
Commercial real estate - non-owner-occupied	$429	$129
Commercial real estate - owner-occupied	210	430
Commercial	3,042	1,927
Residential real estate	2,667	1,891
Home equity	672	434
Consumer	3	18
Total non-accrual loans	7,023	4,829
Accruing loans past due 90 days	—	—
Total non-performing loans	7,023	4,829
Other real estate owned	—	—
Total non-performing assets	$7,023	$4,829
Total loans, excluding loans held for sale	$4,965,138	$4,115,259
Total assets	$6,974,584	$5,805,138
ACL on loans	$45,276	$35,728
ACL on loans to non-accrual loans	644.68%	739.86%
Non-accrual loans to total loans	0.14%	0.12%
Non-performing loans to total loans	0.14%	0.12%
Non-performing assets to total assets	0.10%	0.08%

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

The following table highlights the interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms (i.e., “foregone interest income”) for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Foregone interest income	$421	$190	$131

Potential Problem Loans.  Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of our borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to the financial condition of the borrowers or changes in collateral values, while the credit quality of other loans may deteriorate, resulting in some amount of loss. These loans are not included in the above analysis of non-accrual loans. At December 31, 2025 and 2024, potential problem loans totaled $4.6 million and $96,000, respectively.

Past Due Loans.  Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans at the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024
Loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$4,698	$59
Commercial real estate - owner-occupied	586	630
Commercial	541	393
Residential real estate	1,565	558
Home equity	713	552
Consumer	59	69
Total loans 30-89 days past due	$8,162	$2,261
Total loans	$4,965,138	$4,115,259
Loans 30-89 days past due to total loans	0.16%	0.05%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	At or For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
ACL on loans, beginning of period	$35,728	$36,935	$36,922
ACL on acquired PCD loans	3,071	—	—
Components of provision for credit losses on loans:
Provision for acquired non-PCD loans	6,293	—	—
General provision for loan losses	15,738	53	1,174
Total provision for credit losses on loans	22,031	53	1,174
Net charge-offs (recoveries)(1):
Commercial real estate	3,151	(10)	39
Commercial	12,231	1,329	1,089
Residential real estate	(21)	(26)	(26)
Home equity	20	(97)	60
Consumer	173	64	(1)
Total net charge-offs	15,554	1,260	1,161
ACL on loans, end of the period	$45,276	$35,728	$36,935
Components of ACL:
ACL on loans	$45,276	$35,728	$36,935
ACL on off-balance sheet credit exposures	3,064	2,805	2,353
ACL, end of period	$48,340	$38,533	$39,288
Total loans, excluding loans held for sale	$4,965,138	$4,115,259	$4,098,094
Average loans	$4,953,595	$4,129,171	$4,076,681
Net charge-offs to average loans	0.31%	0.03%	0.03%
Provision for loan losses to average loans	0.44%	—%	0.03%
ACL on loans to total loans	0.91%	0.87%	0.90%

(1)    Additional information related to provision for loan losses and net (charge-offs) recoveries is presented in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2025:
Commercial real estate	$3,220	$69	$3,151	$2,112,281	0.15%
Commercial	12,659	428	12,231	487,827	2.51%
Residential real estate	4	25	(21)	2,034,170	—%
Home equity	21	1	20	300,686	0.01%
Consumer	185	12	173	18,631	0.93%
Total	$16,089	$535	$15,554	$4,953,595	0.31%
2024:
Commercial real estate	$—	$10	$(10)	$1,699,655	—%
Commercial	1,784	455	1,329	394,116	0.34%
Residential real estate	—	26	(26)	1,773,149	—%
Home equity	1	98	(97)	245,634	(0.04)%
Consumer	98	34	64	16,617	0.39%
Total	$1,883	$623	$1,260	$4,129,171	0.03%
2023:
Commercial real estate	$58	$19	$39	$1,659,078	—%
Commercial	1,560	471	1,089	415,650	0.26%
Residential real estate	18	44	(26)	1,748,076	—%
Home equity	—	1	(1)	234,358	—%
Consumer	91	31	60	19,519	0.31%
Total	$1,727	$566	$1,161	$4,076,681	0.03%

The following table sets forth information concerning the allocation of the ACL on loans by loan categories at the dates indicated:

	December 31,
	2025		2024
(Dollars in thousands)	ACL on Loans	Percent of Loans in Each Category to Total Loans	ACL on Loans	Percent of Loans in Each Category to Total Loans
Commercial real estate - non-owner-occupied	$18,304	40%	$14,897	42%
Commercial real estate - owner-occupied	4,328	10%	2,481	7%
Commercial	5,718	13%	5,856	16%
Residential real estate	12,832	28%	9,979	28%
Home equity	3,950	9%	2,397	7%
Consumer	144	—%	118	—%
Total	$45,276	100%	$35,728	100%

Refer to “—Critical Accounting Estimates” and Note 1 of the consolidated financial statements for further details of our CECL model macroeconomic factors (i.e. loss drivers), and refer to Note 4 of the consolidated financial statements for discussion of the risk characteristics for each portfolio segment considered when evaluating the ACL, as well as factors driving the change in the ACL on loans at December 31, 2025 compared to December 31, 2024.

Goodwill and Core Deposit Intangible Assets

Upon completion of an acquisition the Company likely will generate goodwill and other intangible assets. Goodwill represents the price paid in excess of the fair value of acquired assets and liabilities. Through the acquisition of other financial institutions, CDI assets are recognized at the estimated fair value of the acquired non-maturity deposit customer relationships. Goodwill is reviewed for impairment as of November 30th annually, or more frequently as determined by management, and CDI assets are reviewed when a triggering event suggests such a review necessary.

On January 2, 2025, the Company completed its acquisition of Northway, and, after applying provisional purchase accounting entries, it generated $56.8 million of goodwill. At December 31, 2025, goodwill totaled $151.5 million, compared to $94.7 million as of December 31, 2024. Through our annual impairment analysis performed as of November 30, 2025 and 2024, we determined goodwill was not impaired. Refer to “—Critical Accounting Estimates” and Note 5 of the consolidated financial statements for further details of the testing performed.

Through the Northway acquisition, the Company created CDI assets of $48.1 million, or 6% of core deposits acquired. At December 31, 2025 and 2024, net CDI assets totaled $42.6 and $415,000, respectively, and the related amortization was $5.9 million, $556,000, and $592,000 for the years ended 2025, 2024 and 2023, respectively. There were no indications of potential risk of impairment of CDI assets for any of the aforementioned years.

Refer to Notes 2 and 5 of the consolidated financial statements for additional information

Investment in BOLI

BOLI is presented in the consolidated statements of condition at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of non-interest income in the consolidated statements of income.

BOLI was $112.1 million and $104.3 million at December 31, 2025 and 2024, respectively. The increase year-over-year was primarily due to acquiring one BOLI policy as part of the Northway acquisition, as well as the increase in the cash surrender value of the Company’s BOLI policies. BOLI provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The largest risk to the BOLI program is credit risk of the insurance carriers. At December 31, 2025, we had one stable value account (that is subject to a wrapper) and that totals 9% of the BOLI portfolio, and one variable universal life insurance policy invested in a range of underlying fund options that totals 4% of the portfolio, while the remaining amounts of the BOLI portfolio are in general accounts. To mitigate risk, annual financial condition reviews are completed on all carriers and we impose internal policy limits so that no one carrier exceed 10% of Tier 1 capital plus the allowable ACL (as defined for regulatory purposes). BOLI is invested in the “general account” of quality insurance companies or in separate account products; 94% of our balances are with insurance carriers that had an A.M. Best rating of “A” or better at December 31, 2025.

Deposits

The Company receives checking, savings and time deposits primarily from customers located within our markets. Other forms of deposits include brokered deposits and deposits with the Certificate of Deposit Account Registry System. The table below details the Company’s deposits, and change between periods, as of each date indicated:

	December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Non-interest checking	$1,113,450	$925,571	$187,879	20%
Interest checking	1,703,971	1,483,589	220,382	15%
Savings	1,087,664	751,159	336,505	45%
Money market(1)	823,044	760,430	62,614	8%
Core deposits (non-GAAP)	4,728,129	3,920,749	807,380	21%
Certificates of deposit	679,087	532,424	146,663	28%
Brokered deposits(2)	130,565	179,994	(49,429)	(27)%
Total deposits	$5,537,781	$4,633,167	$904,614	20%

(1)    Includes $91.1 million and $89.1 million of deposits from Camden National Wealth Management as of December 31, 2025 and 2024, respectively, which represent client funds. These deposits fluctuate with changes in the portfolios of the clients of Camden National Wealth Management.
(2)    At December 31, 2025 and 2024, brokered deposits consisted of $130.6 million and $105.2 million, respectively, of brokered money market balances, and $0 and $74.8 million, respectively, of brokered certificates of deposit (“CD”) balances.

The significant increase in deposit balances was driven by the Northway acquisition in which the Company acquired $971.7 million of deposits, net of purchase accounting adjustments. Of the total deposits acquired, $799.1 million, or 82%, were core deposits (non-GAAP). The table below details the organic change in deposits for the year ended December 31, 2025:

	(A)	(B)	(C)	(D) = (A) - (B) - (C)
(In thousands)	December 31, 2025	December 31, 2024	Northway Acquisition Purchase Accounting(1)	For the Year Ended December 31, 2025 Organic Growth (Decline)
Deposits:
Non-interest checking	$1,113,450	$925,571	$197,320	$(9,441)	(1)%
Interest checking	1,703,971	1,483,589	315,891	(95,509)	(6)%
Savings and money market	1,910,708	1,511,589	285,889	113,230	7%
Certificates of deposit	679,087	532,424	172,573	(25,910)	(5)%
Brokered deposits	130,565	179,994	—	(49,429)	(27)%
Total deposits	$5,537,781	$4,633,167	$971,673	$(67,059)	(1)%
(1)    Represents fair value of as of January 2, 2025 (acquisition date).

At December 31, 2025, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.3 billion, or 23% of total deposits, as of December 31, 2025, and $1.1 billion, or 23% of total deposits, as of December 31, 2024.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and that were not secured by pledged assets or any other guarantee of the Company, totaled $828.3 million, or 15%, of total deposits as of December 31, 2025, and $760.8 million, or 16%, of total deposits as of December 31, 2024.

Borrowings and Advances

We utilize a variety of funding sources to manage our borrowings, including, but not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances, customer and wholesale repurchase agreements, the Bank Term Funding Program (under which the Federal Reserve no longer allowed for additional borrowings from financial institutions as of March 11, 2024), and junior subordinated debentures. We proactively monitor our borrowings through Management and Board ALCO as part of prudent balance sheet, earnings, and liquidity management. As part of our liquidity management, we use internal designations of “short-term” and “long-term” borrowings, and manage our borrowings within each designation:
•Short-term borrowings include, but are not limited to, FHLBB and correspondent bank overnight borrowings, FHLBB advances with maturity within one year of origination, customer repurchase agreements; and
•Long-term borrowings may include, but are not limited to, FHLBB advances with maturity greater than one year, wholesale repurchase agreements, and junior subordinated debentures.

At December 31, 2025, short-term borrowings were $581.8 million, representing an increase of $81.2 million, or 16%, during 2025 to fund our balance sheet growth.

Short-Term Borrowings. The following table below provides certain information on our short-term borrowings at and for the period ended:

	December 31,
(Dollars in thousands)	2025	2024	2023
FHLBB and correspondent bank overnight borrowings:
Balance outstanding at end of year	$2,000	$—	$24,950
Average daily balance outstanding	$34,711	$9,313	$141,318
Maximum balance outstanding at any month end	$168,500	$81,000	$189,400
Weighted average interest rate for the year	4.55%	5.65%	4.82%
Weighted average interest rate at end of year	3.87%	—%	5.56%
FHLBB advances (less than one year):
Balance outstanding at end of year	$325,000	$325,000	$125,000
Average daily balance outstanding	$323,685	$233,060	$104,740
Maximum balance outstanding at any month end	$325,000	$325,000	$140,000
Weighted average interest rate for the year	3.71%	4.09%	3.14%
Weighted average interest rate at end of year	3.90%	4.62%	5.53%
BTFP:
Balance outstanding at end of year	$—	$—	$135,000
Average daily balance outstanding	$—	$123,617	$89,510
Maximum balance outstanding at any month end	$—	$225,000	$135,000
Weighted average interest rate for the year	—%	4.77%	4.70%
Weighted average interest rate at end of year	—%	—%	4.70%
Customer repurchase agreements:
Balance outstanding at end of year	$254,780	$175,621	$200,657
Average daily balance outstanding	$245,748	$185,299	$191,646
Maximum balance outstanding at any month end	$270,923	$204,456	$210,140
Weighted average interest rate for the year	1.20%	1.73%	1.49%
Weighted average interest rate at end of year	0.99%	1.64%	1.56%

Junior Subordinated Debentures. We had outstanding at December 31, 2025 and 2024, junior subordinated debentures totaling $61.5 million and $44.3 million, respectively.

FHLBB Collateral. FHLBB short-term and long-term borrowings are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one- to four-family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $2.3 billion and $1.9 billion for December 31, 2025 and 2024, respectively. The carrying value of securities pledged as collateral at the FHLBB was $0 and $4.0 million at December 31, 2025 and 2024, respectively.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2025 was $696.6 million, which was an increase of $165.3 million, or 31%, since December 31, 2024. The increase was primarily driven by:
•An increase of $96.5 million related to shares issued in connection with the Northway acquisition;
•An increase in retained earnings of $35.7 million, reflecting net income of $65.2 million, partially offset by cash dividends declared of $29.5 million for 2025; and
•An increase in AOCI of $30.3 million, driven by the decrease in unrealized losses on the fair value of the Company’s debt securities and interest rate swaps, net of tax.

At December 31, 2025 and 2024, the Company and the Bank exceeded all regulatory capital requirements, and the Bank met the capital ratios necessary to be considered “well capitalized” under the prompt corrective action framework. There were no changes to the Company’s or the Bank's capital ratios that occurred subsequent to December 31, 2025 that would change the Company or Bank's regulatory capital categorization.

In January 2026, the Company's Board of Directors authorized the repurchase of up to 850,000 shares of the Company's common stock, representing approximately 5.0% of the Company's issued and outstanding shares of common stock as of December 31, 2025.

Refer to “—Capital Resources” and Note 15 of the consolidated financial statements for further discussion of the Company's capital position.

The following table presents certain information regarding shareholders’ equity for the periods indicated:

	As of and For the Year Ended December 31,
	2025	2024	2023
Financial Ratios
Average equity to average assets	9.44%	8.92%	8.18%
Common equity ratio	9.99%	9.15%	8.66%
Tangible common equity ratio (non-GAAP)	7.41%	7.64%	7.11%
Dividend payout ratio	45.21%	46.28%	56.38%
Per Share Data
Book value per share	$41.16	$36.44	$33.99
Tangible book value per share (non-GAAP)	$29.69	$29.91	$27.42
Dividends declared per share	$1.68	$1.68	$1.68

LIQUIDITY

Our liquidity needs require the availability of cash to meet the withdrawal demands of depositors and credit commitments to borrowers. Liquidity is defined as our ability to maintain availability of funds to meet customer needs, as well as to support our asset base. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. Due to the potential for unexpected fluctuations in both deposits and loans, active management of liquidity is necessary. We maintain various sources of funding and levels of liquid assets and monitor liquidity in accordance with internal guidelines and all applicable regulatory requirements. At December 31, 2025 and 2024, the Company's liquidity level exceeded its target. We believe that we currently have appropriate liquidity available to respond to demands. Sources of funds that we utilize consist of deposits; borrowings from the FHLBB and other sources; cash flows from loans and investments; and cash flows from operations, including other contractual obligations and commitments.

As of December 31, 2025, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash	$22,352
Unpledged investment securities	444,231
Over collateralized securities pledging position	186,019
FHLBB	914,373
FRB Discount Window	150,307
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,812,154

Deposits. Deposits continue to represent our primary source of funds. As of December 31, 2025, total deposits were $5.5 billion, an increase of 20% over December 31, 2024. Refer to “—Financial Condition—Deposits” for additional discussion on the Company’s deposit mix and changes in deposit balances during 2025.

The following is a summary of the scheduled maturities of CDs as of December 31, 2025:

(In thousands)	CDs
1 year or less	$647,672
> 1 year	31,415
Total	$679,087
At December 31, 2025, the Company’s brokered deposits totaled $130.6 million and was fully comprised of brokered money market accounts. The Company has established an internal policy limiting brokered deposits to 20% of the Bank’s assets and had $1.3 billion of brokered deposit capacity as of December 31, 2025. Our internal brokered deposit limit falls within the Bank’s total borrowed funds limit that cannot exceed 50% of the Bank’s assets.

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are with the FHLBB, federal funds and customer repurchase agreements, but may also include alternative sources such as various forms of subordinated debentures. At December 31, 2025, total borrowings were $644.3 million.

Our practice is to secure borrowings from the FHLBB with qualified commercial and residential real estate loans, home equity loans and certain investment securities. At December 31, 2025, our total borrowing capacity with FHLBB was $924.2 million.

Customer repurchase agreements are secured by mortgage-backed securities and government-sponsored enterprises. Through the Bank, we also have available lines of credit with the FHLBB of $9.9 million, with correspondent banks of $85.0 million, and with the FRB Discount Window of $150.3 million as of December 31, 2025. We also believe that we have additional untapped access to the brokered deposit market and wholesale reverse repurchase transaction market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of December 31, 2025:

(In thousands)	FHLBB Advances	Customer Repurchase Agreements	Subordinated Debentures	Total
1 year or less	$327,000	$254,780	$—	$581,780
> 1 year	1,000	—	61,515	62,515
Total	$328,000	$254,780	$61,515	$644,295

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment. The Company's residential mortgage loan portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of loans on the secondary market, as needed. As of December 31, 2025, qualifying loans with a book value of $2.3 billion were pledged as collateral.

The following table presents the contractual maturities of loans at the date indicated:

	December 31, 2025
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	Percent of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$45,497	$442,496	$484,780	$2,627	$975,400	20%
Commercial	24,193	123,313	68,609	8,109	224,224	4%
Residential real estate	214	9,430	117,416	1,374,707	1,501,767	30%
Home equity	52	133	13,819	267,317	281,321	6%
Consumer	1,908	12,355	3,066	87	17,416	—%
Total fixed rate	71,864	587,727	687,690	1,652,847	3,000,128	60%
Variable Rate:
Commercial real estate(2)	108,836	416,266	444,305	240,298	1,209,705	25%
Commercial	53,638	73,272	59,671	6,634	193,215	4%
Residential real estate	26	1,341	32,461	477,327	511,155	10%
Home equity	36	2,754	14,566	33,579	50,935	1%
Total variable rate	162,536	493,633	551,003	757,838	1,965,010	40%
Total loans	$234,400	$1,081,360	$1,238,693	$2,410,685	$4,965,138	100%
(1)    Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
(2)    Commercial real estate loans includes non-owner-occupied and owner-occupied properties.

Additionally, we have active relationships with various secondary market investors that purchase residential mortgage loans we originate. In addition to managing our interest rate risk position and earnings through the sale of these loans, we also manage our liquidity position through timely sales of residential mortgage loans to the secondary market. For the year ended December 31, 2025, we sold 52%, or $242.4 million, of our residential mortgage loan originations to the secondary market.

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. As of December 31, 2025 and 2024, the Company's MBS and CMO debt securities portfolio totaled 92% and 91%, respectively, of the Company's investment portfolio. The investment portfolio is also a significant source of contingent liquidity for the Company that could be accessed in a reasonable time period through the sale of investments on the secondary market, if needed. As of December 31, 2025 and 2024, $303.6 million and $334.8 million of the MBS and CMO debt securities portfolio, or 33% and 56%, respectively, were designated as AFS and not pledged as collateral. As of December 31, 2025 and 2024, $188.3 million and $305.7 million, or 39% and 59%, respectively, were designated as HTM and not pledged as collateral.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of December 31, 2025:

(In thousands)	Contractual Cash Flows(1)
1 year or less	$153,550
> 1 year	1,262,143
Total	$1,415,693
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the year ended December 31, 2025, the Company reported $65.2 million of net income, paid cash dividends of $29.5 million to shareholders, and did not repurchase any shares of its common stock.

Also through its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may differ materially from that estimated and disclosed within the table below. At December 31, 2025, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

	Total Amount Committed	Payments Due Per Period
(In thousands)		1 Year or Less	> 1 Year
Operating leases	$18,281	$2,105	$16,176
Finance leases	8,859	396	8,463
Other contractual obligations	4,937	4,937	—
Total	$32,077	$7,438	$24,639

The Company's estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition. Please refer to Notes 1 and 7 of the consolidated financial statements for discussion and details of our leases.

In the normal course of business, we are a party to credit related financial instruments with off-balance sheet risk, which are not reflected in the consolidated statements of condition. These financial instruments include commitments to extend credit and standby letters of credit. Many of the commitments will expire without being drawn upon, and thus, the total amount does not necessarily represent future cash requirements. Refer to Note 12 of the consolidated financial statements for additional details.

We use derivative financial instruments for risk management purposes (primarily interest rate risk) and not for trading or speculative purposes. These contracts with our various counterparties may subject the Company to various cash flow requirements, which may include posting of cash as collateral (or other assets) for arrangements that the Company is in a liability position (i.e. “underwater”). Refer to Note 13 of the consolidated financial statements for further discussion of our derivatives and hedge instruments.

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $696.6 million and $531.2 million at December 31, 2025 and December 31, 2024, respectively, which amounted to 10% and 9%, respectively of total assets. Refer to “—Financial Condition—Shareholders' Equity” for discussion regarding changes in shareholders' equity since December 31, 2024.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company's Board of Directors. We declared dividends to shareholders in the aggregate amount of $29.5 million, or $1.68 per share, $24.6 million, or $1.68 per share, and $24.5 million, or $1.68 per share, for the years ended December 31, 2025, 2024 and 2023, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable regulatory requirements and state corporate law.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the years ended December 31, 2025, 2024, and 2023, the Bank declared dividends payable to the Company in the amount of $25.4 million, $30.1 million, and $22.5 million, respectively. Under OCC regulations, the Bank generally may not declare a dividend in excess of the Bank’s undivided profits or, absent OCC approval, if the total amount of dividends declared by the Bank in any calendar year exceeds the total of the Bank's retained net income for the current year plus its retained net income for the prior two years. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 15 of the consolidated financial statements for discussion and details of the Company and Bank's capital regulatory requirements. At December 31, 2025 and 2024, the Company and Bank met all regulatory capital requirements and the Bank continues to be classified as “well capitalized” under prompt corrective action provisions.

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

Credit Risk. Credit risk is the current and prospective risk to earnings or capital arising from an obligor's failure to meet the terms of any contract with the Company or otherwise to perform as agreed. It is found in all activities in which success depends on counterparty, issuer or borrower performance. It arises any time funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements, whether reflected on or off the Company's balance sheet. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding credit risk and the credit quality of the Company’s loan portfolio, refer to “—Financial Condition—Asset Quality,” and Note 4 of the consolidated financial statements.

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

Certain of the Company's revenues are asset-based and determined as a percentage of the value of a client's assets under management. Such values are affected by changes in financial markets, such as interest rate risk, equity prices, and foreign exchange rates, and, accordingly, declines in the financial market may negatively impact its revenue. As of December 31, 2025, client assets under management by Camden National Wealth Management were $1.3 billion. It is estimated that a 1% increase or decrease in client assets under management would result in a de minimis impact to our consolidated financial results.

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

As of December 31, 2025, 2024 and 2023, our net interest income sensitivity analysis reflected the following changes to net interest income assuming no balance sheet growth or change in composition, and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes in Net Interest Income
	As of December 31,
Rate Change from Year 1 – Base	2025	2024	2023
Year 1
+200 basis points	(2.1)%	(1.6)%	(0.6)%
-200 basis points	3.1%	3.0%	—%
Year 2
+200 basis points	5.2%	5.2%	11.4%
-200 basis points	7.7%	14.4%	11.5%

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

Periodically, if deemed appropriate, we use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. As of December 31, 2025, we had interest rate swap agreements with a total notional of $63.0 million related to our junior subordinated debentures, $25.0 million of notional interest rate swap agreements on variable rate deposits to mitigate exposure to rising rates, $325.0 million of notional interest rate swap agreements on short-term fixed-rate rolling funding to mitigate exposure to rising rates, and $475.0 million of notional interest rate swap agreements to hedge fixed-rate residential mortgages using the “portfolio layer” method, and $403.8 million of notional interest rate swap agreements related to commercial loan level derivative program with both our commercial customers and a corresponding swap dealer. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 13 of the consolidated financial statements for further discussion of our derivatives instruments.

Capital Risk. Capital risk is the risk that an investor may lose all or part of the principal amount invested. The Company faces this risk as it manages its balance sheet and has investments or loans that may lose all or part of the principal amount the Company has invested, which can have an impact on shareholders' equity. The Company also faces capital risk in that the entity may lose value on components of its shareholders' equity. The regulatory environment mandates the Company and Bank maintain certain levels of capital. These capital levels can change based upon regulatory changes, which can then impact what the Company is able to accomplish from a strategic perspective. For further discussion regarding capital risk and management of this risk, refer to “—Capital Resources,” and Note 15 of the consolidated financial statements.

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

Poorly managed technology and cybersecurity risk can leave an institution exposed to a variety of cybercrimes, with consequences ranging from data disruption to economic destitution. Damage to our brand due to a technology and/or cybersecurity event can be significant to overcome depending on the severity of the event.

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

Compliance and Legal Risk. Compliance and legal risk is the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards, as well as judicial, regulatory, governmental, arbitration and other proceedings or investigations concerning matters or disputes arising from the conduct of the Company’s business activities. This risk exposes the Company to fines, civil money penalties, payment of damages, legal fees, and the voiding of contracts. Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential, and an inability to enforce contracts. Legal risk exists in generally all activity of the Company where there is any possibility that the Company will become subject to liability. The outcomes of legal actions are unpredictable and subject to significant uncertainties. The Company’s judgment in establishing accruals for any possible losses is influenced by information currently available related to the potential outcome of actions, including input and advice from external counsel. These matters may be in various stages of investigation, discovery, or proceedings.

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

Brand Risk. Brand risk is the current and prospective impact on earnings and capital arising from negative public opinion. The reputation of financial services companies can be based on brand and trust, and the loss of brand or trust can negatively impact the Company's operations and financial results. Brand risk exposure is present throughout the organization and our interactions with our various stakeholders, including, but not limited to, our customers, communities and investors.

The Company manages its strategic alignment and brand risk through various internal policies and programs, including, but not limited to, the Company's core values, code of ethics policy, financial code of ethics policy, Audit Committee complaint policy, employee handbook, and other policies and programs, as well as through strategic planning and oversight by the Board of Directors.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except number of shares)	2025	2024
ASSETS
Cash and due from banks	$71,503	$62,379
Interest-bearing deposits in other banks (including restricted cash)	25,989	152,584
Total cash, cash equivalents and restricted cash	97,492	214,963
Investments:
Trading securities	5,747	5,243
Available-for-sale securities, at fair value (amortized cost of $972,686 and $673,003, respectively)	930,401	593,749
Held-to-maturity securities, at amortized cost (fair value of $457,821 and $470,824, respectively)	485,292	517,778
Other investments	26,497	22,514
Total investments	1,447,937	1,139,284
Loans held for sale, at fair value (book value of $14,965 and $10,923, respectively)	15,040	11,049
Loans	4,965,138	4,115,259
Less: allowance for credit losses on loans	(45,276)	(35,728)
Net loans	4,919,862	4,079,531
Goodwill	151,505	94,697
Core deposit intangible assets, net	42,580	415
Bank-owned life insurance	112,119	104,308
Premises and equipment, net	51,349	37,052
Deferred tax assets	51,079	40,037
Other assets	85,621	83,802
Total assets	$6,974,584	$5,805,138
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,113,450	$925,571
Interest checking	1,703,971	1,483,589
Savings and money market	1,910,708	1,511,589
Certificates of deposit	679,087	532,424
Brokered deposits	130,565	179,994
Total deposits	5,537,781	4,633,167
Short-term borrowings	581,780	500,621
Long-term borrowings	1,000	—
Junior subordinated debentures	61,515	44,331
Accrued interest and other liabilities	95,950	95,788
Total liabilities	6,278,026	5,273,907
Commitments and contingencies (Note 12)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 16,924,310 and 14,579,339 on December 31, 2025 and 2024, respectively	215,797	116,425
Retained earnings	545,149	509,452
Accumulated other comprehensive loss	(64,388)	(94,646)
Total shareholders’ equity	696,558	531,231
Total liabilities and shareholders’ equity	$6,974,584	$5,805,138

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2025	2024	2023
Interest Income
Interest and fees on loans	$273,128	$214,650	$195,379
Taxable interest on investments	40,832	27,381	24,267
Nontaxable interest on investments	1,834	1,849	2,927
Dividend income	1,940	1,630	1,061
Other interest income	2,921	4,047	2,612
Total interest income	320,655	249,557	226,246
Interest Expense
Interest on deposits	97,287	95,806	78,884
Interest on borrowings	16,544	19,166	12,949
Interest on subordinated debentures	3,567	2,132	2,150
Total interest expense	117,398	117,104	93,983
Net interest income	203,257	132,453	132,263
Provision (credit) for credit losses	22,290	(404)	2,100
Net interest income after provision (credit) for credit losses	180,967	132,857	130,163
Non-Interest Income
Debit card income	15,272	12,657	12,613
Service charges on deposit accounts	9,851	8,444	7,839
Income from fiduciary services	7,630	7,270	6,669
Brokerage and insurance commissions	7,015	5,535	4,650
Mortgage banking income, net	3,523	3,230	2,921
Bank-owned life insurance	3,440	2,806	2,349
Net loss on sale of securities	—	—	(10,310)
Other income	5,791	4,597	4,303
Total non-interest income	52,522	44,539	31,034
Non-Interest Expense
Salaries and employee benefits	79,801	64,073	60,009
Furniture, equipment and data processing	17,769	14,364	13,377
Net occupancy costs	11,187	7,912	7,674
Merger and acquisition costs	9,286	1,159	—
Debit card expense	6,813	5,287	5,126
Amortization of core deposit intangible assets	5,893	556	592
Consulting and professional fees	4,617	3,583	4,520
Regulatory assessments	4,279	3,258	3,413
Other real estate owned and collection costs, net	270	201	42
Other expenses	14,919	11,543	12,608
Total non-interest expense	154,834	111,936	107,361
Income before income tax expense	78,655	65,460	53,836
Income Tax Expense	13,495	12,456	10,453
Net Income	$65,160	$53,004	$43,383
Per Share Data
Basic earnings per share	$3.86	$3.63	$2.98
Diluted earnings per share	$3.84	$3.62	$2.97
Cash dividends declared per share	$1.68	$1.68	$1.68
Weighted average number of common shares outstanding	16,898,760	14,579,276	14,563,380
Diluted weighted average number of common shares outstanding	16,977,077	14,633,803	14,609,345
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Net Income	$65,160	$53,004	$43,383
Other comprehensive income:
Net change in fair value of debt securities, net of tax	33,610	3,394	24,130
Net change in fair value of cash flow hedging derivatives, net of tax	(3,480)	2,862	205
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	128	650	68
Other comprehensive income	30,258	6,906	24,403
Comprehensive Income	$95,418	$59,910	$67,786

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive(Loss) Income	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2022	14,567,325	$115,069	$462,164	$(125,955)	$451,278
Net income	—	—	43,383	—	43,383
Other comprehensive loss, net of tax	—	—	—	24,403	24,403
Stock-based compensation expense	—	2,793	—	—	2,793
Issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	64,319	(260)	—	—	(260)
Common stock repurchased	(65,692)	(2,000)	—	—	(2,000)
Cash dividends declared ($1.68 per share)	—	—	(24,533)	—	(24,533)
Balance at December 31, 2023	14,565,952	$115,602	$481,014	$(101,552)	$495,064
Net income	—	—	53,004	—	53,004
Other comprehensive income, net of tax	—	—	—	6,906	6,906
Equity issuance costs	—	(246)	—	—	(246)
Stock-based compensation expense	—	2,902	—	—	2,902
Issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	63,387	(224)	—	—	(224)
Common stock repurchased	(50,000)	(1,609)	—	—	(1,609)
Cash dividends declared ($1.68 per share)	—	—	(24,566)	—	(24,566)
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
Net income	—	—	65,160	—	65,160
Other comprehensive income, net of tax	—	—	—	30,258	30,258
Stock-based compensation expense	—	3,419	—	—	3,419
Issuance of vested share awards, net of repurchase for tax withholdings and tax benefit	61,189	(537)	—	—	(537)
Common stock issued for acquisition of Northway Financial, Inc. (Note 2)	2,283,782	96,490	—	—	96,490
Cash dividends declared ($1.68 per share)	—	—	(29,463)	—	(29,463)
Balance at December 31, 2025	16,924,310	$215,797	$545,149	$(64,388)	$696,558

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities
Net Income	$65,160	$53,004	$43,383
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(246,481)	(222,629)	(189,701)
Proceeds from the sale of mortgage loans	245,170	224,093	186,457
Gain on sale of mortgage loans, net of origination costs	(2,730)	(2,236)	(1,649)
Provision (credit) for credit losses	22,290	(404)	2,100
Depreciation and amortization expense	5,208	3,310	3,371
Investment securities amortization and accretion, net	1,777	1,779	2,312
Stock-based compensation expense	3,419	2,902	2,793
Amortization of core deposit intangible assets	5,893	556	592
Purchase accounting accretion income, net	(19,955)	(89)	(145)
Net (decrease) increase in derivative collateral received from counterparties	(10,810)	(2,210)	10,040
Net gain on sale of premises and equipment	(675)	—	—
Net loss on sale of investment securities	—	—	10,310
Deferred income tax expense	616	298	1,307
Increase in other assets	(3,457)	(5,800)	(9,193)
(Decrease) increase in other liabilities	(1,513)	8,359	5,531
Net cash provided by operating activities	63,912	60,933	67,508
Investing Activities
Cash received from the acquisition of Northway Financial, Inc.	48,261	—	—
Proceeds from sales of available-for-sale debt securities	56,432	—	126,766
Proceeds from maturities of available-for-sale debt securities	109,331	89,211	73,296
Purchase of available-for-sale debt securities	(235,460)	(60,393)	(116,147)
Proceeds from maturities and recoveries of held-to-maturity securities	43,325	33,850	25,065
Purchase of held-to-maturity securities	(5,000)	—	(20,981)
Net increase in loans	(69,918)	(20,267)	(90,292)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(25,610)	(16,959)	(31,211)
Proceeds from sale of Federal Home Loan Bank Stock	24,212	9,840	28,531
Purchase of premises and equipment	(5,708)	(5,576)	(2,622)
Proceeds from the sale of premises and equipment	3,186	—	—
Recoveries of previously charged-off loans	535	623	566
Net cash (used in) provided by investing activities	(56,414)	30,329	(7,029)
Financing Activities
Net (decrease) increase in deposits	(67,285)	35,807	(229,569)
Net proceeds from borrowings less than 90 days	15,660	150,014	85,431
Proceeds from Bank Term Funding Program	—	225,000	135,000
Repayment of Bank Term Funding Program	—	(360,000)	—
Proceeds from Federal Home Loan Bank long-term advances	1,000	—	—
Repayments of Federal Home Loan Bank long-term advances	(45,000)	—	—
Common stock repurchases	—	(1,609)	(2,000)
Equity issuance costs	—	(246)	—
Issuance of restricted stock, net of repurchase for tax withholdings	(537)	(224)	(260)
Cash dividends paid on common stock	(28,472)	(24,558)	(24,536)
Finance lease payments	(335)	(287)	(168)
Net cash (used in) provided by financing activities	(124,969)	23,897	(36,102)
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,471)	115,159	24,377
Cash, cash equivalents and restricted cash at beginning of year	214,963	99,804	75,427
Cash, cash equivalents and restricted cash at end of year	$97,492	$214,963	$99,804
Supplemental information
Interest paid	$117,080	$116,715	$92,353
Income taxes paid	6,154	8,822	11,147
Cash dividends declared, not paid	7,131	6,140	6,131
Change in fair value hedges presented within residential real estate loans and other assets	3,579	1,308	968
Assets acquired in Northway acquisition, excluding cash received (Note 2)	1,108,194	—	—
Liabilities assumed in Northway acquisition (Note 2)	1,116,773	—	—
Common stock issued for Northway acquisition (Note 2)	96,490	—	—

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

Acronym	Description	Acronym	Description
AFS:	Available-for-sale	HTM:	Held-to-maturity
ALCO:	Asset/Liability Committee	LGD:	Loss given default
ACL:	Allowance for credit losses	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated other comprehensive income (loss)	LTIP:	Long-Term Performance Share Plan
ASC:	Accounting Standards Codification	Management ALCO:	Management Asset/Liability Committee
ASU:	Accounting Standards Update	MBS:	Mortgage-backed security
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	MSPP:	Management Stock Purchase Plan
BOLI:	Bank-owned life insurance	N/A:	Not applicable
Board ALCO:	Board of Directors' Asset/Liability Committee	NCT III:	Northway Capital Trust III, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
BTFP:	Bank Term Funding Program, introduced by the Federal Reserve Bank in March 2023	NCT IV:	Northway Capital Trust IV, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by Camden National Corporation	Northway	Northway Financial, Inc., acquired by the Company on January 2, 2025
CD:	Certificate of deposits	Northway Bank	Wholly-owned subsidiary bank of Northway Financial, Inc., which merged into Camden National Bank on January 2, 2025
CDI:	Core deposit intangible	N.M.:	Not meaningful
CECL:	Current Expected Credit Losses	OBBBA:	One Big Beautiful Bill Act
Company:	Camden National Corporation	OCC:	Office of the Comptroller of the Currency
CMO:	Collateralized mortgage obligation	OCI:	Other comprehensive income (loss)
CUSIP:	Committee on Uniform Securities Identification Procedures	OREO:	Other real estate owned
DCRP:	Defined Contribution Retirement Plan	PCD:	Purchase credit deteriorated
EPS:	Earnings per share	PD:	Probability of default
FASB:	Financial Accounting Standards Board	ROU:	Right-of-use
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHLBB:	Federal Home Loan Bank of Boston	SERP:	Supplemental executive retirement plans
FRB:	Federal Reserve System Board of Governors	SOFR:	Secured Overnight Financing Rate
FRBB:	Federal Reserve Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by Camden National Corporation
GAAP:	Generally accepted accounting principles in the United States	U.S.:	United States of America
GDP:	Gross domestic product

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

Business Combinations. The Company accounts for its business combinations using the acquisition method of accounting. The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date (with limited exceptions). Additionally, the acquisition method does not provide for acquisition expenses to be capitalized as part of the transaction. The Company may utilize third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Purchase accounting adjustments to assets acquired and liabilities assumed generally are amortized using an effective yield, straight-line basis, or other reasonable method consistent with the expected benefit over periods consistent with the estimated useful life or contractual term of the related assets and liabilities.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and the Bank (which includes the consolidated accounts of Healthcare Professional Funding Corporation (“HPFC”) and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of CCTA, UBCT, NCT III and NCT IV. These entities are unconsolidated subsidiaries of the Company.

Use of Estimates.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates as a result of changing conditions and future events. Several estimates are material and are susceptible to change, such as the ACL, including the allowance for loan losses, off-balance sheet credit exposures, and AFS and HTM debt securities; the accounting for business combinations, including subsequent impairment analyses for goodwill and other intangible assets; accounting for income taxes; and postretirement benefits.

Subsequent Events.  The Company has evaluated events and transactions subsequent to December 31, 2025 for potential recognition or disclosure and has disclosed information regarding the Board’s approval of the Company’s share repurchase plan in January 2026 in Note 15 of the consolidated financial statements.

Significant Concentration of Credit Risk. The Company makes loans primarily to customers in Maine, Massachusetts and New Hampshire. Although it has a diversified loan portfolio, a large portion of the Company's loans are secured by commercial or residential real estate and are subject to real estate market volatility within these states. Furthermore, the debtors' ability to honor their contracts is highly dependent upon other economic factors throughout Maine, Massachusetts and New Hampshire. The Company typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Refer to Note 4 for further discussion of credit concentrations.

Cash, Cash Equivalents and Restricted Cash.  For the purpose of reporting, cash and cash equivalents consist of cash on hand and amounts due from banks. In March 2020, the FRB reduced its reserve requirement ratios to 0%, effectively eliminating cash reserve requirements for all depository institutions. The fair values of acquired cash and due from banks approximates the respective carrying amounts as the instruments are payable on demand or have short-term maturities.

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

The fair value of acquired debt investments is estimated using quoted broker pricing for identical securities and an independent third-party pricing service.

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

The estimate of expected credit losses on the HTM portfolio is based on the expected cash flows of each individual CUSIP over its contractual life and considers historical credit loss information, current conditions and reasonable and supportable forecasts. The Company may exclude certain securities when the historical credit loss information, adjusted for current conditions and forecasts, results in zero risk of nonpayment of the amortized cost basis of the security. The Company has evaluated and determined zero risk of nonpayment on all securities guaranteed by the U.S government agencies. Given the rarity of municipal and corporate bond defaults and losses, the Company will utilize external third-party loss forecast models as the sole source of municipal and corporate bond default and loss rates. As with the loan portfolio, cash flows are modeled over a reasonable and supportable forecast period and then revert to the long-term average economic conditions on a straight line basis. Management may exercise discretion to make adjustments based on various qualitative factors.

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

Loans acquired through a business or asset purchase are reported at fair value, as of acquisition date. The fair value of the acquired loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Management retains a third-party valuation specialist to assist with the determination of the fair value of loans acquired. Interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Acquired loans are segmented into two segments: (1) PCD loans and (2) non-PCD loans:

PCD Loans. The Company records PCD assets at the purchase price plus the credit losses expected at the time of acquisition. The Company determines criteria to designate loans that have seen a more-than-insignificant deterioration in credit quality, such as loans in default, extensive delinquency issues, and risk rating downgrades to determine the PCD segment. Any non-credit discount resulting from the acquired pool of PCD financial assets is allocated to each individual asset. At acquisition date, the initial ACL determined on a collective or individual basis, is allocated to individual assets to appropriately allocate any non-credit discount. For PCD loans, an ACL is recognized at acquisition date by allocating the fair value of the determined credit marks to the ACL.

Non-PCD Loans. Acquired non-PCD loans are accounted for within the Company’s ACL model and an ACL on loans is established within a corresponding charge to provision for credit losses on the statements of income. The non-PCD loans are pooled based on similar characteristics to the Company’s segmentation.

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

Acquired non-PCD loans are accounted for within the Company’s ACL model and an ACL on loans is established within a corresponding charge to provision for credit losses on the statements of income and are pooled based on similar characteristics to the Company’s segmentation. For acquired PCD loans, an ACL is recognized at acquisition date by allocating the fair value of the determined credit marks to the ACL.

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

The Company evaluates all loan modifications made to borrowers experiencing financial difficulty to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. Refer to Note 4 of the consolidated financial statements for further discussion.

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

As of December 31, 2025, the primary macroeconomic drivers within the Company’s discounted cash flow model used to derive its ACL included forecasts of: (1) Maine Unemployment, (2) changes in National Retail Sales, (3) changes in National GDP, and (4) changes in the Maine Housing Price Index. As of December 31, 2024, the Company utilized the same set of macroeconomic drivers except that, in place of National Retail Sales, the change in Maine GDP was used. Management monitors and assesses its macroeconomic drivers at least annually (generally in the first quarter of each calendar year) to determine if or that they continue to be the most predictive indicator of losses within the Company’s loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources. The Company’s reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management’s judgments of such. Management monitors and assesses the forecast and reversion period at least annually.

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

Certain loans greater than $500,000 are individually evaluated for estimated credit losses, including those that are: (i) on non-accrual, (ii) a modified loan to a borrower experiencing financial difficulty, or (iii) that have other unique characteristics differing from the segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

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

Alternatively, the Company may by-pass the qualitative analysis and use a quantitative analysis. In completing the quantitative analysis, the Company may use various valuation techniques such as a discounted cash flow model, a comparative market transaction multiple approach and/or other valuation methods to determine the reporting unit's fair value. Goodwill impairment is recognized to the extent the carrying value of a reporting unit exceeds its fair value.

Core Deposit Intangible Assets. CDI assets represent the estimated value of acquired customer relationships and are amortized over the estimated economic life of those relationships.

Acquired CDI assets are determined using the discounted cash flow method, plus the tax amortization benefit. The fair value of CDI assets is derived by comparing the interest rate and servicing costs that the Company pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company when compared to alternative funding sources.

CDI assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, management will test the CDI assets for impairment by comparing their carrying value to the expected undiscounted cash flows of the assets. If the undiscounted cash flows of the intangible assets exceed their carrying value, then the intangible assets are deemed to be fully recoverable and not impaired. However, if the undiscounted cash flows of the intangible assets are less than their carrying value then management must compare the fair value of the intangible assets to its carrying value. If the fair value of the intangible assets exceeds their carrying value, then the intangible assets are not impaired. If the fair value of the intangible assets is less than its carrying value, then an impairment charge is recorded to mark the carrying value of the intangible assets to fair value.

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

Premises and Equipment.  Premises and equipment purchased in normal course are stated at cost less accumulated depreciation, while premises and equipment obtained through the acquisition of a company or branch acquisition are stated at their estimated fair values as of the acquisition date, utilizing independent third-party appraisals and other methods, less accumulated depreciation that occurred subsequent to the acquisition date.

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

OREO.  OREO properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at estimated fair value less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL on loans upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. Any subsequent declines in the fair value of a property are recorded as a valuation allowance on the asset. Any subsequent increases in the fair value of a property are recorded as reductions of the valuation allowance, but not below zero. At December 31, 2025 and 2024, the Company did not have any OREO properties carried on its consolidated statements of condition.

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

Long-term borrowings are those that upon origination are scheduled to mature over a period greater than one year. The Company's long-term borrowings may include, but are not limited to, FHLBB advances, junior subordinated debentures, and wholesale repurchase agreements.

The fair value of acquired junior subordinated debentures is determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate. The fair value of acquired FHLBB advances is based on the actual selling price at or near the acquisition date.

Short-term and long-term borrowings on the consolidated statements of condition are presented net of unamortized issuance costs, if any, and amortized over the life of the borrowing.

The Company is required to post collateral for certain borrowings, for which it generally posts loans and/or investment securities as collateral.

Income Taxes.  Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax implications attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are presented on a net basis on the consolidated statements of condition. In accordance with GAAP, acquired deferred tax assets are not recorded at fair value. In an all-stock transaction that qualifies as a tax-free reorganization for income tax purposes, the tax basis of the assets acquired and liabilities assumed is not adjusted to fair value in accordance with GAAP, creating temporary timing differences for the various fair value adjustments.

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

Renewable Energy Tax Credits. The Company has elected to account for its qualified investments in tax credit generating solar tax projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net investment benefit as a component of income tax expense.

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

Postretirement Plans.  The Company sponsors various retirement plans for current and former employees, including a SERP for certain retired officers of the Company, and a postretirement health care and life insurance plan to certain eligible retired employees. The SERP and postretirement benefit plans are unfunded and have no plan assets, and the Company has recorded a liability on the consolidated statements of condition.

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

The CODM assesses and evaluates the performance of the segment and determines the allocation of resources based on consolidated net income, as reported in the consolidated statements of income. Consolidated net income is used in deciding where to deploy capital and is used in the monitoring of budget versus actual results. The CODM also uses consolidated net income in benchmarking performance to Company peers for compensation-related analysis. The segment asset details provided to the CODM are consistent with those reported on the consolidated statements of condition.

Recent Accounting Pronouncements:

The following provides a brief description of recently issued accounting pronouncements that have been adopted by the Company during:

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The adoption of ASU 2023-09 did not have a material impact to the Company’s consolidated financial statements. Refer to Note 20 for updated income tax disclosures that reflect the adoption of ASU 2023-09.

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). The FASB issued ASU 2025-08 to better reflect the economics of acquired assets by accounting for most acquired financial assets under the gross-up approach. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration (non-PCD) and deemed “seasoned” (i.e., purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans) are accounted for using the gross-up approach at acquisition to enhance comparability and consistency in the accounting for acquired financial assets. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, on a prospective basis, with early adoption permitted. The Company adopted ASU 2025-08 effective January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements.

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

ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The FASB issued ASU 2025-06 to modernize the accounting for software costs related to internal-use software. ASU 2025-06 removes all references to project stages and clarifies when an entity is required to start capitalizing software costs. ASU 2025-06 is to be applied on either a prospective basis, modified transition approach or a retrospective transition approach and is effective for annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company does not expect ASU 2025-06 to have a material impact to its consolidated financial statements.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). The FASB issued ASU 2025-09 to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The FASB believes this update will more closely align hedge accounting with the economics of an entity’s risk management activities as it 1) amends the guidance to allow for different risks to be pooled in the same portfolio for cash flow hedging where applicable and 2) provides greater flexibility and expands eligibility for hedge accounting. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026 on a prospective basis for all hedging relationships, with early adoption permitted. The Company does not expect ASU 2025-09 to have a material impact to its consolidated financial statements.

The following provides a brief description of recent U.S. Tax Law Changes:

On July 4, 2025, the OBBBA was signed into law. The OBBBA, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company notes this new legislation does not have a material impact to its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

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

The Merger expanded the Company’s presence in New Hampshire by adding 17 branches, and increased the Company’s size and scale. This expansion provides the opportunity to build a greater recognition and awareness of the Company’s brand with its increased presence in New Hampshire. The expanded presence of the Company is expected to drive profitability and shareholder value through opportunities for growth, broader product offerings, higher lending limits and anticipated efficiencies. As of December 31, 2025, the combined Company had 72 branches and $7.0 billion in assets.

Acquisition related expenses related to the Northway acquisition of $9.3 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively, were included as a component of non-interest expense in the consolidated statements of income, of which approximately $1.9 million and $1.0 million were acquisition related costs as defined by ASC 805 for the years ended December 31, 2025 and 2024, respectively. These non-recurring expenses are presented as merger and acquisition costs within non-interest expense on the consolidated statements of income.

The Company generated $56.8 million of goodwill in connection with the Northway acquisition. The goodwill generated represents the synergies expected from combining operations of the two organizations, including, but not limited to, systems conversion, consolidation of certain locations, and reduced headcount across operation teams. The goodwill generated from the transaction is not deductible for tax purposes.

The following table summarizes the consideration paid for Northway and the fair value of the assets acquired and liabilities assumed as of the date of the Northway acquisition:

(In thousands except shares)	As Acquired	Purchase Accounting Adjustments	As Recorded at Acquisition
Consideration Paid:
Company common stock (2,283,782 shares at $42.25 per share)			$96,490

Recognized Identified Assets Acquired and Liabilities Assumed, at Fair Value:
Assets
Loans and loans held for sale(1)	$864,031	$(91,439)	$772,592
Investments	229,222	732	229,954
Cash and due from banks	48,261	—	48,261
Deferred tax assets	14,006	6,909	20,915
Premises and equipment	9,303	7,547	16,850
CDI assets	—	48,058	48,058
Bank-owned life insurance	4,372	—	4,372
Other assets	14,394	1,059	15,453
Total Assets	1,183,589	(27,134)	1,156,455

Liabilities
Deposits	971,899	(226)	971,673
Short-term borrowings	65,499	—	65,499
Long-term borrowings	45,000	184	45,184
Junior subordinated debentures	20,620	(3,736)	16,884
Other liabilities	17,940	(407)	17,533
Total Liabilities	1,120,958	(4,185)	1,116,773

Total identified assets acquired and liabilities assumed, at fair value	$62,631	$(22,949)	39,682

Goodwill			$56,808
(1)    The purchase accounting adjustment on loans and loans held for sale is net of the acquired ACL on loans of $10.2 million and acquired net deferred origination costs of $2.0 million, as these balances were eliminated in purchase accounting. Additionally, the Company established an ACL on acquired loans designated as PCD of $3.1 million and this has been included in the loan and loans held for sale fair value adjustment. The purchase accounting adjustment on loans and loans held for sale before the adjustments for ACL on acquired loans and net deferred origination costs was a discount on the acquired loan balance of $96.7 million.

Loans and loans held for sale — The discount on the acquired loans was primarily the result of market interest rates as of the acquisition date being higher than the stated interest rates of the acquired loans. For the year ended December 31, 2025, the Company recognized $17.0 million of net loan accretion attributable to the fair value discount for interest rate marks on all acquired loans and the credit marks for all non-PCD loans within interest and fees on loans on the consolidated statements of income since the acquisition date.

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

On the acquisition date, the Company established an ACL on loans and recognized a $6.3 million provision for credit losses associated with the acquisition of non-PCD loans.

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Northway and assuming it was completed as of January 1, 2024. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and Northway had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Information for the year ended December 31, 2025 reflects the actual results of the Company excluding merger costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. Information for the year ended December 31, 2024 includes Northway’s calculated results for the year ended December 31, 2024 and reflects adjustments related to the amortization or accretion of purchase accounting fair value adjustments, merger and acquisition costs, provision for credit losses on non-PCD loans, and the benefit from a deferred tax rate change. The unaudited pro forma information below does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost-savings.

	Pro Forma (Unaudited) Year Ended December 31,
(In thousands)	2025	2024
Total revenues(1)	$255,779	$233,323
Net income	$74,660	$59,692
(1) Revenue is defined as the sum of net interest income plus non-interest income.

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company's consolidated statements of condition at fair value. As of December 31, 2025 and 2024, the fair value of the Company's trading securities was $5.7 million and $5.2 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company's consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of AFS debt securities as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$5,303	$1	$(29)	$5,275
MBS issued or guaranteed by U.S. government-sponsored enterprises	720,634	7,540	(43,785)	684,389
CMO issued or guaranteed by U.S. government-sponsored enterprises	230,028	1,141	(6,796)	224,373
Subordinated corporate bonds	16,721	16	(373)	16,364
Total AFS debt securities	$972,686	$8,698	$(50,983)	$930,401
December 31, 2024
Obligations of states and political subdivisions	$5,423	$—	$(134)	$5,289
MBS issued or guaranteed by U.S. government-sponsored enterprises	493,766	353	(69,163)	424,956
CMO issued or guaranteed by U.S. government-sponsored enterprises	156,131	502	(9,154)	147,479
Subordinated corporate bonds	17,683	—	(1,658)	16,025
Total AFS debt securities	$673,003	$855	$(80,109)	$593,749

As of December 31, 2025 and 2024, there was no allowance carried on AFS debt securities.

In 2022, the Company transferred securities with a fair value of $520.3 million from AFS to HTM. The unrealized losses on the AFS debt securities at the time of the transfer were $72.1 million, pre-tax, and were reported within AOCI. These unrealized losses are being amortized over the remaining life of the securities from AOCI into the HTM securities on the consolidated statements of condition. At December 31, 2025 and 2024, the net unrealized losses on the transferred securities reported within AOCI were $36.7 million and $41.8 million, respectively, net of a deferred tax asset of $10.6 million and $11.4 million, respectively.

The net unrealized losses on AFS debt securities reported within AOCI (excluding the aforementioned securities transferred from AFS to HTM) at December 31, 2025 and December 31, 2024 were $33.7 million and $62.2 million, respectively, and were net of a deferred tax asset of $9.6 million and $17.0 million, respectively.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Proceeds from sales(1)	$56,432	$—	$126,766
Gross realized gains	—	—	—
Gross realized losses	—	—	(10,310)
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

The following table presents AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Obligations of states and political subdivisions	7	$547	$(3)	$3,147	$(26)	$3,694	$(29)
MBS issued or guaranteed by U.S. government-sponsored enterprises	152	79,930	(379)	332,788	(43,406)	412,718	(43,785)
CMO issued or guaranteed by U.S. government-sponsored enterprises	55	46,678	(332)	66,255	(6,464)	112,933	(6,796)
Subordinated corporate bonds	6	—	—	12,129	(373)	12,129	(373)
Total AFS debt securities	220	$127,155	$(714)	$414,319	$(50,269)	$541,474	$(50,983)
December 31, 2024
Obligations of states and political subdivisions	11	$1,377	$(7)	$3,597	$(127)	$4,974	$(134)
MBS issued or guaranteed by U.S. government-sponsored enterprises	136	36,732	(260)	352,823	(68,903)	389,555	(69,163)
CMO issued or guaranteed by U.S. government-sponsored enterprises	47	36,146	(227)	55,540	(8,927)	91,686	(9,154)
Subordinated corporate bonds	10	494	(6)	15,531	(1,652)	16,025	(1,658)
Total AFS debt securities	204	$74,749	$(500)	$427,491	$(79,609)	$502,240	$(80,109)

As of December 31, 2025 and 2024, the unrealized losses on AFS debt securities have not been recognized into income because management does not intend to sell and it is not more-likely-than-not it will be required to sell any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history with no credit losses, including during times of severe stress. The principal and interest payments on agency-guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Obligations of states and political subdivision are comprised primarily of high credit quality (rated A- of higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

At December 31, 2025 and 2024, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.6 million and $1.7 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity as of December 31, 2025, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	15,805	15,557
Due after five years through ten years	6,219	6,082
Due after ten years	—	—
Subtotal	22,024	21,639
Mortgage-related securities	950,662	908,762
Total	$972,686	$930,401

HTM Debt Securities

HTM debt securities are reported on the Company's consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
Obligations of U.S. government-sponsored enterprises	$7,865	$—	$(278)	$7,587
Obligations of states and political subdivisions	55,802	167	(1,077)	54,892
MBS issued or guaranteed by U.S. government-sponsored enterprises	271,168	—	(16,933)	254,235
CMO issued or guaranteed by U.S. government-sponsored enterprises	128,966	84	(10,391)	118,659
Subordinated corporate bonds	21,491	1,120	(163)	22,448
Total HTM debt securities	$485,292	$1,371	$(28,842)	$457,821
December 31, 2024
Obligations of U.S. government-sponsored enterprises	$7,729	$—	$(647)	$7,082
Obligations of states and political subdivisions	56,047	96	(1,872)	54,271
MBS issued or guaranteed by U.S. government-sponsored enterprises	292,170	—	(28,980)	263,190
CMO issued or guaranteed by U.S. government-sponsored enterprises	142,467	150	(15,747)	126,870
Subordinated corporate bonds	19,365	476	(430)	19,411
Total HTM debt securities	$517,778	$722	$(47,676)	$470,824
(1)    Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of December 31, 2025 and 2024, the unamortized unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $720,000 and $856,000 in obligations of U.S. government-sponsored enterprises; (2) $4.6 million and $5.1 million in obligations of state and political subdivisions; (3) $26.8 million and $30.8 million in MBS; (4) $14.4 million and $16.4 million, in CMO; and (5) $23,000 and $54,000 in subordinated corporate bonds, respectively.

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

	December 31,
(In thousands)	2025	2024
Beginning balance	$—	$—
Charge-offs	—	—
Recoveries	—	910
Credit for credit losses	—	(910)
Ending balance	$—	$—
The Company evaluated its HTM debt securities with an amortized cost as of December 31, 2025 and 2024 and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of December 31, 2025 and 2024, none of the Company's HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the years ended December 31, 2025, 2024, and 2023. At December 31, 2025 and 2024, total accrued interest receivable on HTM debt securities was $1.6 million, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity are shown in the table below as of December 31, 2025. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$355	$355
Due after one year through five years	5,625	5,602
Due after five years through ten years	38,661	39,385
Due after ten years	40,517	39,585
Subtotal	85,158	84,927
Mortgage-related securities	400,134	372,894
Total	$485,292	$457,821

AFS and HTM Debt Securities Pledged

As of December 31, 2025 and 2024, AFS and HTM debt securities with an amortized cost of $952.7 million and $519.9 million, respectively, and estimated fair values of $904.3 million and $449.0 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

Other Investments

The Company's FHLBB and FRB common stock are reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its FHLBB and FRB stock for the years ended December 31, 2025, 2024 and 2023.

The following table summarizes the Company's investment in FHLBB stock and FRB stock as presented within other investments on the consolidated statements of condition, as of the dates indicated:

(In thousands)	December 31, 2025	December 31, 2024
FHLBB	$17,735	$17,140
FRB	8,692	5,374
Other	70	—
Total other investments	$26,497	$22,514

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

	December 31,
(In thousands)	2025	2024
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,778,985	$1,387,252
Commercial real estate - owner-occupied	406,120	324,712
Commercial	417,439	382,785
Total commercial loans	2,602,544	2,094,749
Retail Loans:
Residential real estate	2,012,922	1,752,249
Home equity	332,256	253,251
Consumer	17,416	15,010
Total retail loans	2,362,594	2,020,510
Total loans	$4,965,138	$4,115,259

The loan balances for each portfolio segment presented above are net of their respective net unamortized fair value mark discount on acquired loans and net unamortized loan origination costs for the dates indicated:

	December 31,
(In thousands)	2025	2024
Net unamortized fair value mark discount on acquired loans(1)	$(79,747)	$(79)
Net unamortized loan origination costs	7,022	6,685
Total	$(72,725)	$6,606
(1) The increase in 2025 was driven by the Northway Acquisition. Refer to Note 2 for further details on loans acquired and fair value marks recorded through the acquisition of Northway on January 2, 2025.

The Company's lending activities are primarily conducted in Maine, Massachusetts and New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2025 and 2024, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders' equity.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of December 31, 2025 and 2024, the Company's loan portfolio segments, as determined based on the unique risk characteristics of each, included the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non owner-occupied commercial estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines. As part of its credit risk management practices, the Company generally requires personal or corporate guarantees from borrowers or their principals for non‑owner‑occupied commercial real estate loans. These guarantees serve as an additional source of repayment in the event cash flows from the underlying properties are insufficient. As of December 31, 2025 and 2024, approximately 43% and 38%, respectively, of the Company’s non‑owner‑occupied commercial real estate portfolio did not have such guarantees, due to the financial strength of the borrowers, the quality of the underlying collateral, or other mitigating credit factors.

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

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured. The commercial loan portfolio also includes participations in shared national credits and other syndicated lending arrangements in which the Company acts as a participant rather than the lead lender. Syndicated loans are underwritten in accordance with the lead bank’s credit standards and are subject to the Company’s independent credit review, ongoing monitoring, and risk rating assessment. As of December 31, 2025 and 2024, the Company had $74.8 million and $102.4 million, respectively, of syndicated commercial loans outstanding.

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

Home Equity. Home equity loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. At December 31, 2025 and 2024, 57% and 55% of the home equity loan portfolio, respectively, was secured by junior lien positions.

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

ACL on Loans. The following table presents the activity in the ACL on loans, as reported under CECL, for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
At or For the Year Ended December 31, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	(3,029)	(191)	(12,659)	(4)	(21)	(185)	(16,089)
Recoveries	9	60	428	25	1	12	535
Acquired PCD loans (Note 2)	1,659	340	575	305	165	27	3,071
Provision for loan losses:
Provision for acquired non-PCD loans (Note 2)	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	2,433	798	10,702	548	1,140	117	15,738
Total provision for loan losses	4,768	1,638	11,518	2,527	1,408	172	22,031
Ending balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276
At or For the Year Ended December 31, 2024
Beginning balance, December 31, 2023	$16,581	$2,290	$4,869	$10,254	$2,217	$724	$36,935
Loans charged-off	—	—	(1,784)	—	(1)	(98)	(1,883)
Recoveries	10	—	455	26	98	34	623
(Credit) provision for loan losses	(1,694)	191	2,316	(301)	83	(542)	53
Ending balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728

For the year ended December 31, 2025, the ACL on loans increased $9.5 million and was driven by the recognition of $9.4 million of ACL on acquired Northway loans, which was comprised of PCD and non-PCD loans as described within Note 2.

The Company recorded charge-offs of $16.1 million during the year ended December 31, 2025, which was driven by a $10.7 million partial charge-off of a syndicated commercial loan and a $3.0 million partial charge-off of a non-owner-occupied commercial real estate loan.

The significant model inputs and assumptions used within the discounted cash flow model for purposes of estimating the ACL on loans were:
•Macroeconomic (loss) drivers: As of December 31, 2025, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in National GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in National GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used changes in National GDP and change in National Retail Sales.
As of December 31, 2024, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) commercial real estate – non-owner-occupied used Maine Unemployment and change in Maine GDP; (ii) commercial real estate – owner-occupied used Maine Unemployment and change in Maine GDP, (iii) commercial used Maine Unemployment and change in National GDP; (iv) residential real estate used Maine Unemployment and change in Maine House Price Index, (v) home equity used Maine Unemployment and change in Maine House Price Index and (vi) consumer used Maine Unemployment and change in National GDP.
•Reasonable and Supportable Forecast Period: As of December 31, 2025 and 2024, the ACL on loans estimate used a reasonable and supportable forecast period of two years.
•Reversion Period: As of December 31, 2025 and 2024, the ACL on loans estimate used a reversion period of two years.

•Prepayment Speeds: As of December 31, 2025 and 2024, the estimated prepayment speed for each loan segment continued to be derived used internally-sourced prepayment data. There were no changes to the prepayment speeds in 2025.
•Qualitative Factors: As of December 31, 2025 and 2024, the ACL on loans estimate incorporated various qualitative factors into the calculation.

Credit Concentrations. The Company focuses on maintaining a well-balanced and diversified loan portfolio. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. As of December 31, 2025, the Company's total exposure to the lessors of residential buildings' industry and lessors of nonresidential buildings’ industry were 12% and 13% of total loans, respectively, and 28% and 29% of total commercial real estate loans, respectively. There were no other industry concentrations exceeding 10% of the Company's total loan portfolio as of December 31, 2025.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, was as follows as of December 31, 2025:

							Revolving Loans
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term	Total
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$195,567	$115,477	$105,941	$365,087	$301,695	$622,183	$—	$—	$1,705,950
Special mention (Grade 7)	—	—	2,930	21,809	3,820	3,360	—	—	31,919
Substandard (Grade 8)	—	163	2,759	1,828	9,240	27,126	—	—	41,116
Total commercial real estate - non-owner-occupied	$195,567	$115,640	$111,630	$388,724	$314,755	$652,669	$—	$—	$1,778,985
Gross charge-offs for the year ended	$—	$—	$—	$3,002	$—	$27	$—	$—	$3,029
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$57,560	$52,520	$33,877	$44,121	$81,853	$114,789	$—	$—	$384,720
Special mention (Grade 7)	—	—	1,917	802	7	362	—	—	3,088
Substandard (Grade 8)	—	406	—	6,168	1,640	10,098	—	—	18,312
Total commercial real estate - owner-occupied	$57,560	$52,926	$35,794	$51,091	$83,500	$125,249	$—	$—	$406,120
Gross charge-offs for the year ended	$—	$—	$—	$185	$—	$6	$—	$—	$191
Commercial
Risk rating:
Pass (Grades 1-6)	$44,856	$75,863	$23,409	$27,740	$20,248	$56,358	$132,366	$30,888	$411,728
Special mention (Grade 7)	—	490	—	—	—	—	239	199	928
Substandard (Grade 8)	—	101	542	1,013	285	242	1,501	1,099	4,783
Total commercial	$44,856	$76,454	$23,951	$28,753	$20,533	$56,600	$134,106	$32,186	$417,439
Gross charge-offs for the year ended	$69	$2,536	$7,070	$76	$18	$1,041	$211	$1,638	$12,659
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$190,648	$123,858	$130,316	$544,724	$547,965	$469,671	$447	$1,673	$2,009,302
Substandard (Grade 8)	—	—	—	819	792	2,009	—	—	3,620
Total residential real estate	$190,648	$123,858	$130,316	$545,543	$548,757	$471,680	$447	$1,673	$2,012,922
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$4	$—	$—	$4
Home equity
Risk rating:
Performing	$2,945	$3,660	$14,036	$18,609	$400	$11,478	$263,240	$17,219	$331,587
Non-performing	—	—	—	—	—	32	393	244	669
Total home equity	$2,945	$3,660	$14,036	$18,609	$400	$11,510	$263,633	$17,463	$332,256
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$18	$3	$21
Consumer
Risk rating:
Performing	$4,203	$2,761	$3,174	$1,781	$465	$2,085	$2,944	$—	$17,413
Non-performing	—	—	3	—	—	—	—	—	3
Total consumer	$4,203	$2,761	$3,177	$1,781	$465	$2,085	$2,944	$—	$17,416
Gross charge-offs for the year ended	$5	$34	$51	$6	$1	$56	$32	$—	$185

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage, was as follows as of December 31, 2024:

							Revolving Loans
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term	Total
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$91,377	$107,607	$324,743	$285,862	$140,686	$390,527	$—	$—	$1,340,802
Special mention (Grade 7)	—	—	—	—	342	225	—	—	567
Substandard (Grade 8)	—	195	25,252	—	—	20,436	—	—	45,883
Total commercial real estate - non-owner-occupied	$91,377	$107,802	$349,995	$285,862	$141,028	$411,188	$—	$—	$1,387,252
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$53,436	$31,141	$48,633	$71,629	$19,582	$89,092	$—	$—	$313,513
Special mention (Grade 7)	—	—	—	1,900	—	304	—	—	2,204
Substandard (Grade 8)	—	540	822	191	—	7,442	—	—	8,995
Total commercial real estate - owner-occupied	$53,436	$31,681	$49,455	$73,720	$19,582	$96,838	$—	$—	$324,712
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$81,815	$26,918	$44,283	$30,134	$16,644	$23,014	$115,795	$37,211	$375,814
Special mention (Grade 7)	534	—	—	—	—	—	282	—	816
Substandard (Grade 8)	—	1,030	706	159	125	1,175	984	1,976	6,155
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$82,349	$27,948	$44,989	$30,293	$16,769	$24,189	$117,061	$39,187	$382,785
Gross charge-offs for the year ended	$—	$146	$47	$54	$89	$1,017	$357	$74	$1,784
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$133,856	$151,020	$500,756	$502,285	$204,756	$255,104	$406	$1,175	$1,749,358
Substandard (Grade 8)	—	—	—	778	—	2,113	—	—	2,891
Total residential real estate	$133,856	$151,020	$500,756	$503,063	$204,756	$257,217	$406	$1,175	$1,752,249
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating:
Performing	$3,708	$13,961	$20,003	$439	$302	$13,378	$185,581	$15,448	$252,820
Non-performing	—	—	—	—	—	8	264	159	431
Total home equity	$3,708	$13,961	$20,003	$439	$302	$13,386	$185,845	$15,607	$253,251
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$1	$—	$1
Consumer
Risk rating:
Performing	$4,307	$3,188	$2,784	$1,080	$380	$2,102	$1,151	$—	$14,992
Non-performing	—	—	15	—	—	3	—	—	18
Total consumer	$4,307	$3,188	$2,799	$1,080	$380	$2,105	$1,151	$—	$15,010
Gross charge-offs for the year ended	$—	$47	$18	$14	$5	$—	$14	$—	$98

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
December 31, 2025:
Commercial real estate - non-owner-occupied	$4,698	$—	$3	$4,701	$1,774,284	$1,778,985	$—
Commercial real estate - owner-occupied	586	210	—	796	405,324	406,120	—
Commercial	1,462	66	1,915	3,443	413,996	417,439	—
Residential real estate	1,448	312	1,380	3,140	2,009,782	2,012,922	—
Home equity	779	30	444	1,253	331,003	332,256	—
Consumer	42	17	—	59	17,357	17,416	—
Total	$9,015	$635	$3,742	$13,392	$4,951,746	$4,965,138	$—
December 31, 2024:
Commercial real estate - non-owner-occupied	$59	$—	$130	$189	$1,387,063	$1,387,252	$—
Commercial real estate - owner-occupied	85	545	430	1,060	323,652	324,712	—
Commercial	373	265	1,548	2,186	380,599	382,785	—
Residential real estate	333	333	974	1,640	1,750,609	1,752,249	—
Home equity	428	141	125	694	252,557	253,251	—
Consumer	55	13	18	86	14,924	15,010	—
Total	$1,333	$1,297	$3,225	$5,855	$4,109,404	$4,115,259	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	December 31,
	2025			2024
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$429	$—	$429	$129	$—	$129
Commercial real estate - owner-occupied	210	—	210	430	—	430
Commercial	3,003	39	3,042	1,927	—	1,927
Residential real estate	2,667	—	2,667	1,891	—	1,891
Home equity	672	—	672	434	—	434
Consumer	3	—	3	18	—	18
Total	$6,984	$39	$7,023	$4,829	$—	$4,829

The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	December 31, 2025			December 31, 2024
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial real estate - non-owner-occupied	$—	$—	$—	$4,448	$—	$4,448
Commercial	—	39	39	—	669	669
Residential real estate	597	—	597	—	—	—
Total	$597	$39	$636	$4,448	$669	$5,117

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms for the years ended December 31, 2025, 2024, and 2023 is estimated to have been $421,000, $190,000, and $131,000, respectively.

The Company's policy is to reverse previously recorded interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $15.8 million and $12.7 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company offers several types of loans and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. For the year ended December 31, 2025 and 2024 the Company had no material modified loans to borrowers that were experiencing financial difficulty.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. As of December 31, 2025 and 2024, there were no modified loans, or commitments to lend additional funds to borrowers experiencing financial difficulty that were past due or for which the borrower subsequently defaulted.

In-Process Foreclosure Proceedings

At December 31, 2025 and 2024, the Company had $738,000 and $1.0 million, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

NOTE 5 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill as of December 31, 2025 and 2024 is shown in the table below:

(In thousands)	Goodwill
Balance at December 31, 2024	$94,697
2025 Activity(1)	56,808
Balance at December 31, 2025	$151,505
(1)    On January 2, 2025, the Company completed the acquisition of Northway and generated $56.8 million of goodwill. Refer to Note 2 for additional details.

The Company completed its annual goodwill impairment test as of November 30, 2025, 2024 and 2023 and determined goodwill was not impaired.

Core Deposit Intangible Assets

The carrying value and accumulated amortization of CDI assets were as follows at December 31, 2025 and 2024:

	Core Deposit Intangible
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2024	$6,451	$(6,036)	$415
2025 Activity(1)	48,058	(5,893)	42,165
Balance at December 31, 2025	$54,509	$(11,929)	$42,580
(1)    On January 2, 2025, the Company completed its acquisition of Northway and recorded CDI assets of $48.1 million that will amortize over ten years. Refer to Note 2 for further details.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense of $5.9 million, $556,000 and $592,000, respectively. Amortization expense for each period was presented within non-interest expense on the consolidated statements of income

For the years ended December 31, 2025, 2024 and 2023, there were no events or circumstances that indicated the carrying amount may not be recoverable.

The following table reflects the amortization expense for CDI assets over the period of economic benefit:

(In thousands)	Core Deposit Intangible Assets
2026	$5,416
2027	5,300
2028	5,161
2029	4,997
2030	4,809
Thereafter	16,897
Total	$42,580

NOTE 6 – PREMISES AND EQUIPMENT

Details of premises and equipment, at cost, for the periods indicated, were as follows:

	December 31,
(In thousands)	2025	2024
Buildings and leasehold improvements	$58,487	$49,362
Furniture, fixtures and equipment	22,658	21,747
Land and land improvements	12,268	9,356
Total cost	93,413	80,465
Accumulated depreciation and amortization	(42,064)	(43,413)
Premises and equipment, net	$51,349	$37,052

Depreciation and amortization expense for the periods indicated were as follows:

(In thousands)		For the Year Ended December 31,
Fixed Asset Type	Income Statement Line Item	2025	2024	2023
Furniture and equipment	Furniture, equipment and data processing	$1,918	$1,242	$1,514
Premises	Net occupancy costs	2,355	1,621	1,618
Software	Furniture, equipment and data processing	935	447	239
Total		$5,208	$3,310	$3,371

During 2025, the Company sold two buildings and recognized a net pre-tax gain of $675,000. There were no gains or losses from the sale of premises and equipment for the years ended December 31, 2024 or 2023.

At December 31, 2025 and 2024, the Company had capitalized cloud computing software costs of $4.5 million and $3.4 million, respectively, and related accumulated depreciation expense of $3.1 million and $2.6 million. respectively, and was presented within other assets on the consolidated statements of condition.

NOTE 7 – LEASES

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

The Company had a lease agreement to rent office space as a sub-tenant from another company in which a director of the Company serves as the Chairman and Chief Executive Officer of the other company, the original lease term extended through 2027. In the fourth quarter of 2025, the Company terminated the lease agreement and under the terms of the contract, paid the remaining lease obligation of $72,000.

The following ROU assets and lease liabilities have been reported within other assets and other liabilities on the consolidated statements of condition as of the dates indicated:

		December 31,
		2025			2024
(In thousands)	Consolidated Statements of Condition Line Item	Operating Leases (1)	Finance Leases	Total	Operating Leases	Finance Leases	Total
ROU assets	Other Assets	$15,630	$6,103	$21,733	$10,349	$6,347	$16,696
Lease liabilities	Other Liabilities	$14,631	$6,337	$20,968	$8,929	$6,573	$15,502
(1)    The increase in 2025 was primarily driven by the Northway Acquisition. Refer to Note 2 for further details.

    In accordance with ASC 842, the components of lease expense for the periods indicated were as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease cost(1)	$2,589	$1,579	$1,531
Finance lease cost:
Amortization of ROU assets	244	241	233
Interest on lease liabilities(2)	241	223	147
Total finance lease cost	485	464	380
Total lease cost(3)	$3,074	$2,043	$1,911
(1)    Includes immaterial short-term and variable lease costs, but excludes common area maintenance costs.
(2)    Includes immaterial variable lease costs.
(3)    Reported within net occupancy costs on the consolidated statements of income.
Supplemental cash flow information and non-cash activity related to leases was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,035	$1,393	$1,387
Operating cash flows from finance leases	142	148	144
Financing cash flows from finance leases	335	287	168
ROU assets obtained in exchange for new lease obligations:
Operating leases(1)	$7,460	$—	$165
Finance leases	—	2,335	—
(1)    Includes $3.2 million of operating leases acquired through the Northway acquisition, see Note 2 for additional information.

Supplemental information related to leases was as follows as of the dates indicated:

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	11.4 years	13.0 years
Finance leases	17.3 years	18.0 years
Weighted average discount rate:
Operating leases	3.96%	3.40%
Finance leases	3.92%	3.91%

The following summarizes the remaining scheduled future minimum lease payments for operating and finance leases as of December 31, 2025:

(In thousands)	Operating Leases	Finance Leases
2026	$2,105	$396
2027	1,974	371
2028	1,831	374
2029	1,738	377
2030	1,381	2,260
Thereafter	9,252	5,081
Total minimum lease payments	18,281	8,859
Less: amount representing interest(1)	3,650	2,522
Present value of net minimum lease payments(2)	$14,631	$6,337
(1)     Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate.
(2)     Reflects the liability reported within other liabilities on the consolidated statements of condition.

NOTE 8 – MORTGAGE BANKING

Loans Sold

For the years ended December 31, 2025, 2024 and 2023, the Company sold $242.4 million, $221.9 million and $184.8 million, respectively, of residential mortgage loans on the secondary market, which resulted in a net gain on sale of loans (net of costs, including direct and indirect origination costs) of $2.7 million, $2.2 million, and $1.6 million, respectively.

Loans Held for Sale

At December 31, 2025 and 2024, the Company had identified and designated loans with an unpaid principal balance of $15.0 million and $10.9 million, respectively, as held for sale. The Company has elected the fair value option of accounting for its loans designated as held for sale, and, at December 31, 2025 and 2024, the unrealized gain recorded was $75,000 and $126,000, respectively. The unrealized gain on its loans held for sale portfolio was driven by changes in market interest rates and not due to deteriorated credit quality as this risk is mitigated by the short duration between the time of loan closing and transfer of the financial assets to the secondary market investor. Included within the Company's mortgage banking income, net on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 was the change in unrealized (losses) gains on loans held for sale of ($51,000), ($43,000) and $231,000, respectively.

The Company mitigates its interest rate exposure on its loans designated as held for sale through forward delivery commitments with certain approved secondary market investors at the onset of the mortgage origination process, typically on a “best-efforts” basis. For the years ended December 31, 2025, 2024 and 2023, net unrealized (losses) gains from the change in fair value on its forward delivery commitments were ($109,000), $280,000, and ($195,000), respectively. Refer to Note 13 for further discussion of the Company's forward delivery commitments.

Servicing Assets

At December 31, 2025 and 2024, the Company's unpaid principal balances on its servicing assets were $393.0 million and $344.9 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded servicing fee income for its servicing assets of $1.2 million, $1.1 million and $1.2 million, respectively, which was presented in mortgage banking income, net on the consolidated statements of income.

The Company's servicing assets, net of a valuation allowance, at December 31, 2025 and 2024, was $2.8 million and $2.1 million, respectively. Servicing assets, net of a valuation allowance, are presented in other assets on the consolidated statements of condition.

The Company obtains third party valuations of its servicing assets portfolio quarterly. The servicing assets valuation is based on loan level data stratified by note rate of the underlying loans to determine its amortization and fair value. A discounted cash flow model is used to value each servicing asset strata and it incorporates current market assumption commonly used by buyers of these types of mortgage production in U.S. servicing markets. The calculated valuation using the discounted cash flow method is then compared to recent servicing trades on portfolios with similar characteristics in the U.S. The valuation model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. At December 31, 2025 and 2024, the prepayment assumption used within the valuation model was 8.1% and 6.7%, respectively, and the discount rate was 9.7% and 10.2%, respectively. At December 31, 2025, the estimated effect of a 10% and 20% increase to the prepayment assumption was a decrease of $136,000 and $265,000, respectively, to the valuation of the servicing assets. At December 31, 2025, the estimated effect of a 100 and 200 basis point increase to the discount rate assumption was a decrease of $188,000 and $362,000, respectively, to the valuation of the servicing assets. Other assumptions include, but are not limited to, delinquency rates, foreclosure rates, and loan servicing cost.

The following summarizes servicing assets capitalized and amortized, along with the activity in the related valuation allowance as of and for the periods indicated:

	As of and For the Year Ended December 31,
(In thousands)	2025	2024	2023
Servicing Assets:
Balance at beginning of year	$2,119	$2,274	$2,458
Acquired in connection with the Northway acquisition, at fair value	1,018	—	—
Capitalized servicing right fees upon sale(1)	112	187	202
Amortization charged against mortgage servicing fee income(2)	(453)	(342)	(386)
Balance at end of year	$2,796	$2,119	$2,274
Valuation Allowance:
Balance at beginning of year	$—	$—	$—
Decrease in impairment reserve	—	—	—
Balance at end of year	$—	$—	$—
Fair value, beginning of year	$4,328	$4,124	$4,412
Fair value, end of year	$4,665	$4,328	$4,124
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

The Bank is required to maintain a minimum net worth of $2.5 million plus 25 basis points of the unpaid principal balance of serviced loans and must meet the minimum regulatory capital requirement to be classified as “well capitalized” by both the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation.

Should the Bank fail to maintain the net worth and liquidity requirements above, the secondary market investor may take remedial action and the Company may lose the right to service the loans, which may result in an impairment of its servicing assets and/or loss of revenue.

At December 31, 2025 and 2024, the Bank met all of the aforementioned minimum net worth, regulatory capital, and liquidity requirements. Refer to Note 15 for further details of the Company and Bank's regulatory capital requirements at December 31, 2025 and 2024.

NOTE 9 – DEPOSITS

The following is a summary of the scheduled maturities of time deposits (i.e., CDs) as of the dates indicated:

	December 31,
(In thousands)	2025	2024
1 year or less	$647,672	$494,737
Over 1 year to 2 years	15,554	24,515
Over 2 years to 3 years	4,455	4,548
Over 3 years to 4 years	6,338	2,823
Over 4 years to 5 years	3,937	4,496
Over 5 years	1,131	1,305
Total	$679,087	$532,424

CDs issued in amounts that meet or exceed the FDIC deposit insurance limit of $250,000 totaled $151.8 million and $109.7 million at December 31, 2025 and 2024, respectively.

The Company has pledged certain AFS and HTM debt securities as collateral covering certain deposits in the amount of $398.9 million and $176.7 million at December 31, 2025 and 2024, respectively.

The amount of overdraft deposits that were reclassified as loans at were $1.4 million and $843,000 at December 31, 2025 and 2024, respectively.

In the normal course of business, the Company had deposits from certain officers, directors and their associated companies totaling $8.2 million and $6.6 million at December 31, 2025 and 2024, respectively.

NOTE 10 – BORROWINGS

The following table summarizes the Company's borrowings for the dates indicated:

	December 31, 2025		Contractual Maturity						December 31, 2024
(Dollars in thousands)	Outstanding Balance	Weighted Average Contractual Rate	2026	2027	2028	2029	2030	Thereafter	Outstanding Balance	Weighted Average Contractual Rate
Short-Term Borrowings:
Customer repurchase agreements(1)	$254,780	0.99%	$254,780	$—	$—	$—	$—	$—	$175,621	1.64%
FHLBB and correspondent bank overnight borrowings(2)	327,000	3.90%	327,000	—	—	—	—	—	325,000	4.62%
Total short-term borrowings	$581,780	2.63%	$581,780	$—	$—	$—	$—	$—	$500,621	3.57%
Long-Term Borrowings:
FHLBB borrowings(3)	$1,000	—%	$—	$—	$—	$—	$1,000	$—	$—	—%
Total long-term borrowings	$1,000	—%	$—	$—	$—	$—	$1,000	$—	$—	—%
Junior Subordinated Debentures:
CCTA(2)	$36,083	5.35%	$—	$—	$—	$—	$—	$36,083	$36,083	4.58%
UBCT(2)	8,248	5.59%	—	—	—	—	—	8,248	8,248	5.38%
NCT III(2)(4)	8,592	5.58%	—	—	—	—	—	8,592	—	—%
NCT IV(2)(4)	8,592	5.47%	—	—	—	—	—	8,592	—	—%
Total junior subordinated debentures	$61,515	5.43%	$—	$—	$—	$—	$—	$61,515	$44,331	4.73%
(1)    The Company assumed customer repurchase agreements of $65.5 million through the acquisition of Northway on January 2, 2025. Refer to Note 11 for further discussion of the Company's customer repurchase agreements and to Note 2 for further details of the acquisition of Northway.
(2)    The Company has interest rate swap contracts on certain borrowings. Refer to Note 13 for further discussion of derivative instruments.
(3)    The Company has a borrowing through the FHLBB Community Development Financial Institution Advance Program. This program offers 0% interest rate advances as an incentive to provide discounted lending for affordable housing development and promote small business growth.
(4)    The Company assumed junior subordinated debentures through the acquisition of Northway on January 2, 2025 and the balances include the remaining fair value marks recorded in connection with the acquisition. Refer to Note 2 for further details regarding the acquisition of Northway.

FHLBB Borrowings

The terms of the Company's outstanding FHLBB borrowings, including overnight funding, were as follows for the dates indicated:

	December 31,
(Dollars in thousands)	2025		2024
Stated Maturity	Outstanding Balance	Weighted Average Contractual Rate	Outstanding Balance	Weighted Average Contractual Rate
January 2026	$277,000	3.91%	$275,000	4.64%
March 2026	50,000	3.85%	50,000	4.49%
July 2030	1,000	—%	—	—%
Total	$328,000		$325,000

FHLBB borrowings, if any, are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. The carrying value of residential real estate and commercial loans pledged as collateral was $2.3 billion and $1.9 billion at December 31, 2025 and 2024, respectively. The carrying value of investment securities pledged as collateral at the FHLBB was $0 and $4.0 million at December 31, 2025 and 2024, respectively.

At December 31, 2025, the Company had a notional amount of $325.0 million in interest rate swap agreements on its FHLBB borrowings. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 13 of the consolidated financial statements.

Junior Subordinated Debentures

In April 2006, the Company formed CCTA, which issued and sold trust preferred securities to the public. The Company received $36.1 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to CCTA. The Company owns all of the $1.1 million of outstanding common securities of CCTA and was presented within other assets on the consolidated statements of condition. The contract interest rate of the trust preferred securities was three-month LIBOR plus 140 basis points, and in accordance with the LIBOR Act effective June 30, 2023, the index transitioned to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2025 and 2024, the interest rate on these trust preferred securities was 5.35% and 6.27%, respectively. The proceeds from the offering were used to repurchase Company common stock under the tender offer completed in May 2006. The trust preferred securities, which pay interest quarterly at the same rate as the junior subordinated debentures held by CCTA, are mandatorily redeemable on June 30, 2036, or may be redeemed by CCTA at par at any time.

In connection with an acquisition in 2008, the Company assumed $8.0 million of trust preferred securities, held through a Delaware trust affiliate, UBCT. In 2006, an aggregate principal amount of $8.2 million of 30-year junior subordinated debt securities were issued to UBCT. The Company owns all of the $248,000 of outstanding common securities of UBCT, and was presented within other assets on the consolidated statements of condition. The Company is obligated to pay interest on their principal sum quarterly. The contract interest rate of the trust preferred securities was three-month LIBOR plus 1.42%, and in accordance with the LIBOR Act effective June 30, 2023 the index transitioned to three month CME term SOFR plus the spread adjustment of 26.161 basis points. At December 31, 2025 and 2024, the interest rate on these trust preferred securities was 5.59% and 6.34%, respectively. The debt securities mature on April 7, 2036, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

In connection with the Northway acquisition, the Company assumed $10.0 million of junior subordinated debentures issued to NCT III, which issued trust preferred securities to the public. The Company acquired all outstanding equity interest in NCT III as part of the Northway acquisition. The Company is obligated to pay interest on the junior subordinated debentures (and NCT III is obligated to pay interest on the trust preferred securities) quarterly. Both the debentures and the trust preferred securities issued by NCT III have a floating rate which resets quarterly, equal to the three month CME Term SOFR plus the spread adjustment of 26.161 basis points, plus 160 additional basis points. At December 31, 2025 and 2024, the interest rate on these debentures and trust preferred securities was 5.58% and 6.22%, respectively. The debt securities mature on June 15, 2037, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 120 days of the occurrence of certain special redemption events.

In connection with the Northway acquisition, the Company assumed $10.0 million of junior subordinated debentures issued to NCT IV, which issued trust preferred securities to the public. The Company acquired all outstanding equity interest in NCT IV as part of the Northway acquisition. The Company is obligated to pay interest on the junior subordinated debentures (and NCT IV is obligated to pay interest on the trust preferred securities) quarterly. Both the debentures and the trust preferred securities issued by NCT IV have a floating rate which resets quarterly, equal to the three month CME Term SOFR plus the spread adjustment of 26.161 basis points, plus 149 additional basis points. At December 31, 2025 and 2024, the interest rate on these debentures and trust preferred securities was 5.47% and 6.11%, respectively. The debt securities mature on June 15, 2037, but may be redeemed by the Company at par, in whole or in part, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events.

CCTA, UBCT, NCT III, and NCT IV are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company is the owner of all of the common securities of CCTA, UBCT, NCT III, and NCT IV and fully and unconditionally guarantees each trust’s securities obligations. In accordance with GAAP, CCTA, UBCT, NCT III, and NCT IVT are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in other assets on the consolidated statements of condition. At December 31, 2025, $63.0 million of the trust preferred securities were included in the Company’s total Tier 1 capital and amounted to 10.1% of Tier 1 capital of the Company, or 131 basis points of the Tier 1 capital ratio.

At December 31, 2025, the Company had a notional amount of $63.0 million in interest rate swap agreements on its junior subordinated debentures. Further discussion on the terms and accounting for the interest rate swap agreements is included within Note 13 of the consolidated financial statements.

Interest expense on the subordinated debentures, including the effective portion of the associated interest rate swaps on these debt instruments reclassified from OCI into earnings, totaled $3.6 million, $2.1 million, and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 16 of the consolidated financial statements for information pertaining to the reclassification of OCI into earnings on the interest rate swaps.

Credit Lines

At December 31, 2025, the Company has the following lines of credit available to it, for which it had no outstanding balances:
•The Bank had an available line of credit with the FHLBB of $9.9 million at December 31, 2025 and 2024. This line of credit serves as overdraft protection should the Company overdraw its account with the FHLBB. The interest rate for this line of credit is set daily by the FHLBB. The line is secured by pledged loan collateral.
•The Company, through the Bank, has an unsecured $50.0 million line of credit with US Bank for which the interest rate is set daily by US Bank.
•The Company, through the Bank, has an unsecured $35.0 million line of credit with PNC Bank for which the interest rate is set daily by PNC Bank.
•The Company, through the Bank, has a secured line of credit of $150.3 million through the FRB's Discount Window for which the interest rate is set by the FRB daily. At December 31, 2025, the Bank pledged investment securities of $161.4 million.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings, allocated by source of collateral, as of the dates indicated:

	December 31,
(In thousands)	2025	2024
Customer Repurchase Agreements(1)(2)(3):
MBS issued or guaranteed by U.S. government-sponsored enterprises	$218,774	$161,397
CMO issued or guaranteed by U.S. government-sponsored enterprises	36,006	14,224
Total	$254,780	$175,621
(1)     Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.
(3)    The Company assumed customer repurchase agreements of $65.5 million through the acquisition of Northway on January 2, 2025. Refer to Note 2 for further details of the acquisition of Northway.

At December 31, 2025 and 2024, certain customers held CDs totaling $206,000 and $333,000, respectively, that were     collateralized by CMO and MBS securities that were overnight repurchase agreements.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company is a party to both on- and off-balance sheet financial instruments involving, to varying degrees, elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated statements of condition.

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

	December 31,
(In thousands)	2025	2024
Commitments to extend credit	$880,176	$774,659
Standby letters of credit	4,691	4,553
Total	$884,867	$779,212

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

The Company establishes an ACL on off-balance sheet credit exposures for its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of December 31, 2025 and 2024, the ACL on off-balance sheet credit exposures was $3.1 million and $2.8 million, respectively. The ACL on off-balance sheet credit exposures was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the years ended December 31, 2025, 2024 and 2023 the provision (credit) for credit losses on off-balance sheet credit exposures was $259,000, $453,000 and ($912,000), respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of December 31, 2025 and 2024.

NOTE 13 – DERIVATIVES AND HEDGING

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the years ended December 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that an additional $1.2 million will be reclassified as a decrease to interest expense over the next 12 months.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$60,000	Other assets	$8,381	$828,000	Accrued interest and other liabilities	$2,923
Total derivatives designated as hedging instruments	$60,000		$8,381	$828,000		$2,923
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$442,062	Other assets	$9,087	$442,062	Accrued interest and other liabilities	$9,127
Risk participation agreements	48,434	Other assets	—	64,873	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	11,366	Other assets	100	6,701	Accrued interest and other liabilities	20
Forward delivery commitments	9,569	Other assets	134	5,396	Accrued interest and other liabilities	44
Total derivatives not designated as hedging instruments	$511,431		$9,321	$519,032		$9,191
December 31, 2024
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$643,000	Other assets	$14,040	$225,000	Accrued interest and other liabilities	$232
Total derivatives designated as hedging instruments	$643,000		$14,040	$225,000		$232
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$313,413	Other assets	$11,717	$313,413	Accrued interest and other liabilities	$11,787
Risk participation agreements	27,568	Other assets	—	60,228	Accrued interest and other liabilities	—
Fixed Rate mortgage interest rate lock commitments	4,737	Other assets	65	5,331	Accrued interest and other liabilities	55
Forward delivery commitments	9,813	Other assets	203	1,110	Accrued interest and other liabilities	4
Total derivatives not designated as hedging instruments	$355,531		$11,985	$380,082		$11,846
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Loans(1)	$476,303	$372,724	$1,303	$(2,276)
Total	$476,303	$372,724	$1,303	$(2,276)
(1)     These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2025 and 2024, the amortized cost basis of the residential real estate loans used in these hedging relationships was $701.9 million and $752.4 million, respectively, and the amount of the designated hedged residential loans was $475.0 million and $375.0 million, respectively.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(Dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Year Ended December 31, 2025
Interest rate contracts	$(485)	$(485)	$—	Interest on borrowings	$2,471	$2,471	$—
Interest rate contracts	(691)	(691)	—	Interest on junior subordinated debentures	500	500	—
Total	$(1,176)	$(1,176)	$—		$2,971	$2,971	$—

For the Year Ended December 31, 2024
Interest rate contracts	$(98)	$(98)	$—	Interest and fees on loans	$(1,677)	$(1,677)	$—
Interest rate contracts	3,790	3,790	—	Interest on borrowings	2,983	2,983	—
Interest rate contracts	2,171	2,171	—	Interest on junior subordinated debentures	838	838	—
Total	$5,863	$5,863	$—		$2,144	$2,144	$—

For the Year Ended December 31, 2023
Interest rate contracts	$(795)	$(795)	$—	Interest and fees on loans	$(3,446)	$(3,446)	$—
Interest rate contracts	(1)	(1)	—	Interest on deposits	306	306	—
Interest rate contracts	455	455	—	Interest on borrowings	2,351	2,351	—
Interest rate contracts	520	520	—	Interest on junior subordinated debentures	707	707	—
Total	$179	$179	$—		$(82)	$(82)	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	For the Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Interest and Fees on Loans	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on borrowings	Interest on Subordinated Debentures	Interest and Fees on Loans	Interest on Deposits	Interest on borrowings	Interest on Subordinated Debentures
Total presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$273,128	$16,544	$3,567	$214,650	$19,166	$2,132	$195,379	$78,884	$12,949	$2,150
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$3,579	$—	$—	$(1,308)	$—	$—	$(15,613)	$—	$—	$—
Derivatives designated as hedging instruments	$(1,143)	$—	$—	$6,879	$—	$—	$20,317	$—	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$2,471	$500	$(1,677)	$2,983	$838	$(3,446)	$306	$2,351	$707
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$2,471	$500	$(1,677)	$2,983	$838	$(3,446)	$306	$2,351	$707
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company's derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	For the Year Ended December 31,
(Dollars in thousands)		2025	2024	2023
Customer loan swaps	Other expense	$(29)	$(20)	$(1)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	70	(194)	109
Forward delivery commitments	Mortgage banking income, net	(109)	280	(195)
Total		$(68)	$66	$(87)

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

As of December 31, 2025 and 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $7.5 million and $11.8 million, respectively. As of December 31, 2025 and 2024, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted any collateral as the Company has master netting arrangements with its counterparties. Refer to Note 14 for further information. If the Company had breached any of these provisions at December 31, 2025 or 2024, it could have been required to settle its obligations under the agreements at their termination value of $7.5 million and $11.8 million, respectively.

NOTE 14 – BALANCE SHEET OFFSETTING

The Company does not offset the carrying value for derivative instruments or repurchase agreements on the consolidated statements of condition. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be pledged or received is monitored and adjusted as necessary. Refer to Note 11 for further discussion of repurchase agreements and Note 13 for further discussion of derivative instruments.

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its consolidated statements of condition, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
December 31, 2025:
Derivative assets:
Customer loan swaps - dealer bank(2)	$5,330	$—	$5,330	$—	$(5,000)	$330
Customer loan swaps - commercial customer(3)	3,757	—	3,757	—	—	3,757
Interest rate contracts(2)	8,381	—	8,381	—	(5,093)	3,288
Total	$17,468	$—	$17,468	$—	$(10,093)	$7,375
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$7,454	$—	7,454	$—	$—	$7,454
Customer loan swaps - dealer bank(2)	1,673		1,673	—	—	1,673
Interest rate contracts(2)	2,923	—	2,923	—	2,923	—
Total	$12,050	$—	$12,050	$—	$2,923	$9,127
Customer repurchase agreements	$254,780	$—	$254,780	$254,780	$—	$—

December 31, 2024:
Derivative assets:
Customer loan swaps - dealer bank(2)	$10,660	$—	$10,660	$—	$(2,650)	$8,010
Customer loan swaps - commercial customer(3)	1,057	—	1,057	—	—	1,057
Interest rate contracts(2)	14,040	—	14,040	—	(10,812)	3,228
Total	$25,757	$—	$25,757	$—	$(13,462)	$12,295
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$11,679	$—	$11,679	$—	$—	$11,679
Customer loan swaps - dealer bank(2)	108	—	108	—	—	108
Interest rate contracts(2)	232	—	232	—	232	—
Total	$12,019	$—	$12,019	$—	$232	$11,787
Customer repurchase agreements	$175,621	$—	$175,621	$175,621	$—	$—
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

NOTE 15 – SHAREHOLDERS' EQUITY

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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, at December 31, 2025 and 2024, and the Bank's capital ratios met the requirements for the Bank to be considered “well capitalized” under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to December 31, 2025 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	December 31, 2025		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2024		Minimum Regulatory Capital Required for Capital Adequacy Plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$669,708	13.95%	10.50%	10.00%	$607,303	15.11%	10.50%	10.00%
Tier 1 risk-based capital ratio	624,108	13.00%	8.50%	6.00%	568,769	14.16%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	561,108	11.69%	7.00%	N/A	525,769	13.09%	7.00%	N/A
Tier 1 leverage capital ratio(1)	624,108	9.12%	4.00%	N/A	568,769	9.90%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$636,750	13.28%	10.50%	10.00%	$575,209	14.36%	10.50%	10.00%
Tier 1 risk-based capital ratio	591,151	12.33%	8.50%	8.00%	536,676	13.40%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	591,151	12.33%	7.00%	6.50%	536,676	13.40%	7.00%	6.50%
Tier 1 leverage capital ratio	591,151	8.64%	4.00%	5.00%	536,676	9.36%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $43.0 million of junior subordinated debentures in connection with the issuance of trust preferred securities. In 2025, the Company assumed, as part of the Northway acquisition, two additional tranches of junior subordinated debentures totaling $20.0 million, which were subject to fair value purchase accounting at the acquisition date. Refer to Note 10 for additional information regarding the junior subordinated debentures assumed in connection with the Northway acquisition. Although the junior subordinated debentures are recorded as liabilities on the Company's consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. At December 31, 2025 and 2024, $63.0 million and $43.0 million, respectively, of the junior subordinated debentures were included in Tier 1 and Tier 2 capital for the Company.

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

For the years ended December 31, 2025, 2024, and 2023, the Bank declared dividends for payment to the Company in the amount of $25.4 million, $30.1 million, and $22.5 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company declared $29.5 million, $24.6 million and $24.5 million, respectively, in dividends payable to its shareholders.

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

In January 2026, the Company's Board of Directors authorized the repurchase of up to 850,000 shares of the Company's common stock, representing approximately 5% of the Company's issued and outstanding shares of common stock as of December 31, 2025. The new repurchase program became effective on January 7, 2026 and will continue until the earlier of: (1) the authorized number of shares are repurchased, (2) the Company’s Board of Directors terminates the program or (3) January 7, 2027, twelve months from the effective date of the new repurchase program.

NOTE 16 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Year Ended December 31,
	2025			2024			2023
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$36,969	$(8,474)	$28,495	$(2,125)	$457	$(1,668)	$13,646	$(2,932)	$10,714
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(6,675)	1,560	(5,115)	(6,449)	1,387	(5,062)	(6,781)	1,458	(5,323)
Less: reclassification adjustment for net realized losses(1)	—	—	—	—	—	—	(10,310)	2,217	(8,093)
Net change in fair value	43,644	(10,034)	33,610	4,324	(930)	3,394	30,737	(6,607)	24,130
Cash Flow Hedges:
Change in fair value	(1,536)	350	(1,186)	5,790	(1,245)	4,545	179	(38)	141
Less: reclassified AOCI gain (loss) into interest expense(2)	2,971	(677)	2,294	3,821	(822)	2,999	3,364	(723)	2,641
Less: reclassified AOCI gain into interest income(3)	—	—	—	(1,677)	361	(1,316)	(3,446)	741	(2,705)
Net change in fair value	(4,507)	1,027	(3,480)	3,646	(784)	2,862	261	(56)	205
Postretirement Plans:
Net actuarial gain (loss)	191	(40)	151	856	(184)	672	114	(25)	89
Less: Amortization of net actuarial loss(4)	5	(1)	4	4	(1)	3	3	(1)	2
Less: Amortization of net prior service credits(4)	24	(5)	19	24	(5)	19	24	(5)	19
Net gain (loss) on postretirement plans	162	(34)	128	828	(178)	650	87	(19)	68
Other comprehensive income (loss)	$39,299	$(9,041)	$30,258	$8,798	$(1,892)	$6,906	$31,085	$(6,682)	$24,403
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
(4)    Reclassified into other expenses on the consolidated statements of income. Refer to Note 19 of the consolidated financial statements for further details.

The following table presents the changes in each component of AOCI for the periods indicated:

(In thousands)	Net Unrealized (Losses) Gains on Debt Securities(1)	Net Unrealized (Losses) Gains on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
Balance at December 31, 2022	$(131,539)	$5,891	$(307)	$(125,955)
Other comprehensive income before reclassifications	21,363	141	—	21,504
Less: Amounts reclassified from AOCI	(2,767)	(64)	(68)	(2,899)
Other comprehensive income	24,130	205	68	24,403
Balance at December 31, 2023	(107,409)	6,096	(239)	(101,552)
Other comprehensive (loss) income before reclassifications	(1,668)	4,545	—	2,877
Less: Amounts reclassified from AOCI	(5,062)	1,683	(650)	(4,029)
Other comprehensive income	3,394	2,862	650	6,906
Balance at December 31, 2024	(104,015)	8,958	411	(94,646)
Other comprehensive income (loss) income before reclassifications	28,495	(1,186)	—	27,309
Less: Amounts reclassified from AOCI	(5,115)	2,294	(128)	(2,949)
Other comprehensive income (loss)	33,610	(3,480)	128	30,258
Balance at December 31, 2025	$(70,405)	$5,478	$539	$(64,388)
(1)    All amounts are net of tax.

NOTE 17 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

		For the Year Ended December 31,
(In thousands)	Location on Consolidated Statements of Income	2025	2024	2023
Debit card interchange income	Debit card income	$15,272	$12,657	$12,613
Services charges on deposit accounts	Service charges on deposit accounts	9,851	8,444	7,839
Fiduciary services income	Income from fiduciary services	7,630	7,270	6,669
Investment program income	Brokerage and insurance commissions	7,015	5,535	4,650
Other non-interest income	Other income	1,971	1,782	1,796
Total non-interest income within the scope of ASC 606		41,739	35,688	33,567
Total non-interest income (loss) not in scope of ASC 606(1)		10,783	8,851	(2,533)
Total non-interest income		$52,522	$44,539	$31,034
(1)     Includes pre-tax losses on the sale of investment securities of $0, $0 and $10.3 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company pays to certain depositors cash rewards for debit card usage to promote usage and increase interchange revenue. Because the consideration paid to depositors is not for any separate or distinct service, these costs are accounted for as a reduction of debit card interchange income. For the years ended December 31, 2025, 2024 and 2023, cash rewards totaled $587,000, $500,000 and $507,000, respectively.

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

NOTE 18 – STOCK-BASED COMPENSATION PLANS

On April 26, 2022, the shareholders of the Company approved the Camden National Corporation 2022 Equity and Incentive Plan (“2022 Plan”), which replaced the Company’s 2012 Equity and Incentive Plan (“2012 Plan”). The total number of shares reserved and available for issuance under the 2022 Plan was 500,000, plus shares that are subject to awards granted under the 2012 Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date of the 2022 Plan. Awards are authorized to be granted in the form of dividend equivalent rights, stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other stock-based or cash-based awards, and the exercise price will not be less than 100% of the fair market value on the date of grant of a share of stock. No stock option granted will be exercisable more than ten years after the date the stock option was granted. On May 20, 2025, the shareholders of the Company approved the first amendment to the Company’s 2022 Equity and Incentive Plan to (i) increase the number of shares reserved for and available for issuance under the Plan by 560,000 additional shares and (ii) extend the term of the Plan to ten years from the date of shareholder approval of the Amendment.

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

The amount of cash used to settle stock-based compensation transactions for the years ended December 31, 2025, 2024 and 2023 was $691,000, $561,000 and $545,000, respectively.

Restricted Stock Units

Restricted stock units vest over the requisite service period, which is typically two, three or five years. Restricted stock units issued do not participate in dividends and recipients are not entitled to vote these restricted units until shares of the Company’s stock are delivered with respect to the restricted stock units after they vest.

For the years ended December 31, 2025, 2024 and 2023, the Company issued restricted stock units with a grant-date fair value of $1.4 million, $990,000 and $1.6 million, respectively, to certain employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

Restricted stock unit expense is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the restricted stock units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Expense	$1,161	$1,043	$962
Income tax benefit	$244	$219	$207
Fair value of grants vested	$1,237	$798	$803

Restricted stock unit activity for the year ended December 31, 2025 was as follows:

(Dollars in thousands, except per unit data)	Number of Units	Weighted-Average Grant Date Fair Value per Unit	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2025	83,422	$37.60
Granted	32,794	41.43
Vested	(33,710)	36.70
Forfeited	(2,220)	39.79
Nonvested at December 31, 2025	80,286	$39.48	2.28	$3,483	$2,240

Restricted Stock Awards

Restricted stock awards vest pro-rata over the requisite service period, which is typically three years, or earlier if a recipient retires and has met all retirement or disability eligibility requirements of the award. Awards issued to Company directors are not subject to any service requirements and vest immediately. Recipients of restricted stock awards are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the 2022 Plan, cash dividends are retained by the Company during the vesting period and paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends revert back to the Company. Accrued dividends on restricted stock awards are reported within accrued interest and other liabilities on the Company’s consolidated financial statements and totaled $69,000 and $43,000, at December 31, 2025 and 2024, respectively. For restricted stock awards issued under the 2012 Plan, cash dividends were paid out immediately during the vesting period and were not subject to forfeiture.

For the years ended December 31, 2025, 2024 and 2023, the Company issued restricted stock awards with a grant-date fair value of $1.6 million, $1.2 million and $1.5 million, respectively, to certain directors and employees. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

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

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Expense	$1,346	$1,193	$1,225
Income tax benefit	$283	$251	$263
Fair value of grants vested	$1,237	$1,235	$1,187

Restricted stock award activity, which includes awards issued to directors of the Company, for the year ended December 31, 2025 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2025	31,897	$33.03
Granted	40,627	39.67
Vested	(32,843)	37.66
Forfeited	—	—
Nonvested at December 31, 2025	39,681	$35.99	1.8	$1,721	$974

Management Stock Purchase Program (“MSPP”)

The Company offers the MSPP to provide an opportunity for certain employees to receive restricted shares of the Company’s common stock in lieu of a portion of their annual incentive bonus. Restricted shares issued under the MSPP are granted at a discount to the fair market value of the Company’s common stock on the date of grant and they cliff vest two years after the grant date, or earlier if a recipient meets the disability eligibility requirement of the plan. Should an employee forfeit his or her non-vested MSPP awards, the Company will return the lesser of the price paid by the employee on the date of grant, or the fair value of the non-vested awards as of the date forfeited. Recipients of restricted stock issued under the MSPP are entitled to vote these restricted shares during the vesting period. For restricted stock awards issued under the MSPP, cash dividends are retained by the Company during the vesting period and paid out upon vesting of the shares. If the restricted stock award is forfeited, any accrued dividends revert back to the Company. Accrued dividends on MSPP awards are reported within accrued interest and other liabilities on the Company’s consolidated financial statements and totaled $27,000 and $24,000, at December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company issued MSPP awards with a grant-date fair value of $183,000, $36,000 and $79,000, respectively, to certain employees.

The expense for restricted stock awards under the MSPP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related income tax benefit recognized in connection with the MSPP awards was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Expense	$98	$50	$93
Income tax benefit	$21	$11	$20
Fair value of grants vested	$61	$109	$129

MSPP award activity for the year ended December 31, 2025 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2025	10,631	$9.15
Granted	11,204	16.36
Vested	(6,178)	9.84
Forfeited	(54)	8.19
Nonvested at December 31, 2025	15,603	$14.06	1.6	$218	$111

For the years ended December 31, 2025, 2024 and 2023, the Company received cash from the issuance of restricted shares under the MSPP of $61,000, $109,000 and $219,000, respectively. At December 31, 2025 and 2024, cash received from current participating employees totaled $459,000 and $289,000, respectively, and was presented within accrued interest and other liabilities on the consolidated statements of condition.

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

For the years ended December 31, 2025, 2024 and 2023, the Company issued performance-based share unit awards with a grant-date fair value of $1.7 million, $1.3 million and $1.6 million, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the performance-based share units is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. The expense and the related tax benefit for the LTIP's performance-based share units was as follows for the periods indicated:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Expense	$589	$481	$332
Related income tax benefit	$124	$101	$71
Fair value of grants vested	$182	$458	$594

LTIP performance-based share unit activity for the year ended December 31, 2025 was as follows:

(Dollars in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2025	92,184	$34.88
Granted(1)	43,770	39.22
Vested	(3,902)	38.74
Forfeited(2)	(15,640)	46.56
Nonvested at December 31, 2025	116,412	$34.55	1.8	$4,022	$918
(1)    Number of shares granted assumes payout at 200% of target.
(2) Forfeited shares consists of 15,640 shares forfeited due to payout at less than 200% of target.

Defined Contribution Retirement Plan (“DCRP”)

The DCRP is an unfunded deferred compensation plan for the benefit of certain Company executives. Annually, participants receive a credit to an account administered by the Company, of 10% of each participant’s eligible earnings and cash bonus for the prior performance period. Annual credits to a participant’s account will be denominated in deferred stock unit awards (the right to receive a share of common stock of the Company upon the satisfaction of certain restrictions) based on the fair market value of a share of the common stock of the Company on the date of grant. For all active participants, vesting occurs ratably from the date of participation until the participant reaches the age of 65, at which time the participant is 100% vested. In 2018, the DCRP was amended to provide the ability to tailor vesting terms for new participants. In 2025, the DCRP was amended to freeze the plan. Deferred stock units granted prior to the freeze of the DCRP will continue to vest and distributions will occur, in accordance with the provisions of the plan.

For the years ended December 31, 2025, 2024 and 2023, the Company issued DCRP awards with a grant-date fair value of $479,000, $229,000 and $288,000, respectively. The grant-date fair value is calculated utilizing the Company's closing market share price as of the date the awards are granted.

The expense for the DCRP is recognized within salaries and employee benefits on the consolidated statements of income on a straight-line basis over the vesting period. Compensation expense and the related tax benefit recognized in connection with the DCRP was as follows for the periods presented:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Expense	$198	$151	$188
Related income tax benefit	$42	$32	$40
Fair value of grants vested	$173	$163	$171

DCRP award activity for the year ended December 31, 2025 was as follows:

(Dollars in thousands, except per award data)	Number of Deferred Stock Awards	Weighted-Average Grant Date Fair Value per Award	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Unrecognized Compensation
Nonvested at January 1, 2025	13,863	$38.04
Granted	11,565	41.31
Vested	(4,268)	40.51
Forfeited	—	—
Nonvested at December 31, 2025	21,160	$39.53	13.0	$918	$764

NOTE 19 – EMPLOYEE BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) plan and the majority of its employees participate in it. Employees may contribute pre-tax contributions to the 401(k) plan up to the maximum amount allowed by federal tax laws. The Company makes matching contributions of up to 4% of an employee’s eligible compensation. For the years ended December 31, 2025, 2024, and 2023, expenses under the 401(k) plan matching contributions totaled $2.2 million, $1.7 million, and $1.7 million, respectively. The Company, at its discretion, can make profit sharing contributions to employees' 401(k) accounts in addition to its regular 401(k) plan matching contribution. For the years ended December 31, 2025, 2024 and 2023, the Company did not make any profit sharing contributions to employee accounts.

Supplemental Executive Retirement Program (“SERP”) and Other Postretirement Benefit Plan

The Company sponsors unfunded, non-qualified SERPs for certain former officers. These agreements were designed to make up the shortfall (when compared to a non-highly compensated employee) in replacing income at retirement due to Internal Revenue Service (“ IRS”) compensation and benefit limits under the 401(k) plan and Social Security. The SERP provides for a minimum 15-year guaranteed benefit for all vested participants. There are no new entrants to the Company’s SERP, and effective December 31, 2023, there were no active participants in the SERP.

The Company also provides medical and life insurance to certain eligible retired employees under the other postretirement benefit plan. This postretirement plan is a benefit only to certain qualifying participants. There are no new entrants to the Company's medical and health postretirement benefit plan.

The following table summarizes changes in the benefit obligation and plan assets for each postretirement benefit plan as of the dates indicated:

	SERP		Other Postretirement Benefits
	December 31,		December 31,
(In thousands)	2025	2024	2025	2024
Benefit obligations:
Beginning of year	$14,093	$15,488	$3,163	$3,215
Service cost	—	—	7	9
Interest cost	750	723	163	153
Actuarial loss (gain)	127	(825)	(318)	(31)
Benefits paid	(1,201)	(1,293)	(208)	(183)
End of year	$13,769	$14,093	$2,807	$3,163
Fair value of plan assets:
Beginning of year	$—	$—	$—	$—
Employer contributions	1,201	1,293	208	183
Benefits paid	(1,201)	(1,293)	(208)	(183)
End of year	—	—	—	—
Unfunded status at end of year(1)	$13,769	$14,093	$2,807	$3,163
Amounts recognized in AOCI, net of tax:
Net actuarial (gain) loss	$(185)	$(287)	$(327)	$(86)
Prior service credit	—	—	(18)	(38)
Total	$(185)	$(287)	$(345)	$(124)
(1)    Presented within other liabilities on the consolidated statements of condition.

The accumulated benefit obligation for the SERP at December 31, 2025 and 2024 was $13.8 million and $14.1 million, respectively.

For the year ending December 31, 2026, the estimated actuarial loss on the SERP that will be amortized from AOCI into net periodic benefit cost is $0. All prior service costs have been fully amortized.

For the year ending December 31, 2026, the estimated actuarial gain and prior service credit on other postretirement benefits that will be amortized from AOCI into net periodic benefit cost is $30,000 and $24,000, respectively.

The components of net periodic benefit cost and other amounts recognized in OCI, before taxes, were as follows for the periods indicated:

	SERP			Other Postretirement Benefits
	For the Year Ended December 31,			For the Year Ended December 31,
(In thousands)	2025	2024	2023	2025	2024	2023
Net periodic benefit cost:
Service cost(1)	$—	$—	$281	$7	$9	$11
Interest cost(2)	750	723	756	163	153	162
Recognized net actuarial loss (gain)(2)	—	—	—	(5)	(4)	(3)
Amortization of prior service credit(2)	—	—	—	(24)	(24)	(24)
Net periodic benefit cost	750	723	1,037	141	134	146
Changes in funded status recognized in OCI, before taxes:
Net actuarial (gain) loss arising during period	127	(825)	(65)	(318)	(31)	(49)
Reclassifications to net periodic benefit cost:
Amortization of net unrecognized actuarial (loss) gain	—	—	—	5	4	3
Amortization of prior service credit	—	—	—	24	24	24
Total recognized in OCI, before taxes	127	(825)	(65)	(289)	(3)	(22)
Total recognized in net periodic benefit cost and OCI, before taxes	$877	$(102)	$972	$(148)	$131	$124
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

	SERP			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	5.5%	5.6%	4.9%	5.2%	5.4%	5.0%
Discount rate for net periodic benefit cost	5.6%	4.9%	5.1%	5.4%	5.0%	5.2%
Rate of compensation increase for benefit obligation(1)	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic benefit cost(1)	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate assumed for future years	N/A	N/A	N/A	4.5% - 7.5%	4.5% - 7.5%	4.5% - 7.5%
(1)    Effective December 31, 2023, there were no active participants in the SERP.

A 1.0% increase or decrease in the assumed health care cost trend rate would not materially increase or decrease the Company's accumulated postretirement benefit obligation and the related service and interest cost as of December 31, 2025.

For the year ending December 31, 2026, the expected contribution for the SERP is $1.2 million and for the other postretirement benefits plan is $270,000. The expected benefit payments for the next ten years are presented in the following table:

(In thousands)	SERP	Other Postretirement Benefits
2026	$1,201	$270
2027	1,177	254
2028	1,194	267
2029	1,194	268
2030	1,191	242
Next 5 years	5,531	1,041

Northway Supplemental Executive Retirement Agreement

In connection with the Northway acquisition, the Company assumed a supplemental executive retirement agreement (the Agreement”) that was made between Northway Financial, Inc., and one of its executives. The Northway executive retired on January 1, 2025, in conjunction with the merger, and became fully vested in all benefits under the Agreement.

The Company recorded a liability of $3.4 million related to future benefit obligations under the Agreement, which is presented within other liabilities on the consolidated statements of condition as of December 31, 2025. The liability represents the present value of the future benefits expected to be paid under the Agreement and was measured using a discount rate of 5.5%.

NOTE 20 – INCOME TAXES

The current and deferred components of income tax expense on the consolidated statements of income were as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$10,779	$11,047	$7,990
State	2,100	1,111	1,156
Total	12,879	12,158	9,146
Deferred:
Federal	3,346	291	1,277
State	(2,730)	7	30
Total	616	298	1,307
Income tax expense	$13,495	$12,456	$10,453

Cash paid for income taxes (net of refunds) consisted of the following:

For the Year Ended December 31,
(In thousands)	2025
Federal	$4,600
Maine	950
New Hampshire	303
Other states	301
Total	$6,154

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income tax expense, after the prospective adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31, 2025
(Dollars in thousands)	Amount	Rate
Income before income tax expense (domestic)	$78,655

Tax at U.S. statutory rate	$16,518	21.0%
State taxes, net of federal benefit(1)(2)	(498)	(0.1)%
Tax credit benefits	(668)	(0.8)%
Nontaxable and nondeductible items:
Tax exempt income	(1,111)	(1.4)%
Income from life insurance	(722)	(0.9)%
Share-based awards	(44)	(0.1)%
Merger and acquisition costs	28	—%
Other	(8)	—%
Income tax expense	$13,495	17.2%
(1)    The states that contribute to the majority of the tax effect (greater than 50%) in this category include Maine and New Hampshire.
(2)    Includes a $2.4 million deferred tax valuation adjustment, net of federal benefit, that resulted from a change in the apportionment of state income taxes due to the Northway acquisition.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for periods before the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Computed tax expense	$13,747	$11,306
Increase (reduction) in income taxes resulting from:
Tax credit benefits	(1,699)	(831)
State taxes, net of federal benefit	1,099	937
Income from life insurance	(589)	(493)
Tax exempt income	(451)	(647)
Merger and acquisition costs	232	—
Share-based awards	98	69
Other	19	112
Income tax expense	$12,456	$10,453
Income before income tax expense	$65,460	$53,836
Effective tax rate	19.0%	19.4%

Temporary differences between the financial statements carrying amounts and the tax bases of assets and liabilities gave rise to the following deferred tax assets and liabilities as of the dates indicated:

	December 31,
	2025(1)		2024(2)
(In thousands)	Asset	Liability	Asset	Liability
Purchase accounting	$23,580	$—	$—	$(1,135)
Net unrealized losses on AFS debt securities	20,260	—	28,488	—
Allowance for credit losses	11,021	—	8,285	—
Net operating loss and tax credit carryforward	5,753	—	6,255	—
Pension and other benefits	5,344	—	4,319	—
Deferred compensation and benefits	1,351	—	1,161	—
CDI assets	—	(9,576)	103
Deferred loan origination fees	—	(3,346)	—	(3,152)
Depreciation	—	(3,092)	—	(2,352)
Net unrealized gains on derivative instruments	—	(1,550)	—	(2,454)
Other	1,334	—	519	—
Gross deferred tax assets (liabilities)	$68,643	(17,564)	$49,130	(9,093)
Valuation allowance on deferred tax assets		—		—
Net deferred tax assets		$51,079		$40,037
(1) At December 31, 2025, the Company’s deferred tax assets and liabilities were calculated using a 22.8% deferred tax rate.
(2) At December 31, 2024, the Company’s deferred tax assets and liabilities were calculated using a 21.5% deferred tax rate.

At December 31, 2025 and 2024, the Company had $25.1 million and $28.9 million, respectively, in unused federal net operating losses that were acquired in 2015. Due to Internal Revenue Code Section 382(g) limitations, the Company's use of the federal net operating losses acquired is limited to $3.9 million annually, which was determined using the applicable federal rate and the fair value of consideration paid for the acquisition at the acquisition date. The acquired federal net operating losses will expire between 2030 and 2034. The Company expects that it will be able to fully utilize the acquired allowable federal net operating losses prior to expiration, as the Company has a history of generating taxable income well in excess of the limitation.

The Company continuously monitors and assesses the need for a valuation allowance on its deferred tax assets and, at December 31, 2025 and 2024 determined that no valuation allowance was necessary.

As of December 31, 2025, the Company's federal and state income tax returns for the years ended December 31, 2024, 2023 and 2022 were open to audit by federal and state authorities.

Other Tax Matters

On July 4, 2025, the OBBBA was signed into law. The OBBBA contained numerous tax provisions, including making permanent many of the tax provisions that were set to expire at the end of 2025. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025 and we do not expect it to have a material impact in 2026.

NOTE 21 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	For the Year Ended December 31,
(In thousands, except number of shares and per share data)	2025	2024	2023
Net income	$65,160	$53,004	$43,383
Dividends and undistributed earnings allocated to participating securities(1)	—	(12)	(53)
Net income available to common shareholders	$65,160	$52,992	$43,330
Weighted-average common shares outstanding for basic EPS	16,898,760	14,579,276	14,563,380
Dilutive effect of stock-based awards(2)	78,317	54,527	45,965
Weighted-average common and potential common shares for diluted EPS	16,977,077	14,633,803	14,609,345
Earnings per common share:
Basic EPS	$3.86	$3.63	$2.98
Diluted EPS	$3.84	$3.62	$2.97
Awards excluded from the calculation of diluted EPS(3):
Performance-based share units	—	—	3,075
Restricted shares	—	—	9,049
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

NOTE 22 – FAIR VALUE

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

Derivatives.  The fair value of interest rate swaps is determined using inputs that are observable in the market place obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of December 31, 2025 and 2024, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2025
Financial assets:
Trading securities	$5,747	$5,747	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,275	—	5,275	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	684,389	—	684,389	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	224,373	—	224,373	—
Subordinated corporate bonds	16,364	—	16,364	—
Loans held for sale	15,040	—	15,040	—
Customer loan swaps	9,087	—	9,087	—
Interest rate contracts	8,381	—	8,381	—
Fixed rate mortgage interest rate lock commitments	100	—	100	—
Forward delivery commitments	134	—	134	—
Financial liabilities:
Deferred compensation	$5,747	$5,747	$—	$—
Customer loan swaps	9,127	—	9,127	—
Interest rate contracts	2,923	—	2,923	—
Fixed rate mortgage interest rate lock commitments	20	—	20	—
Forward delivery commitments	44	—	44	—
December 31, 2024
Financial assets:
Trading securities	$5,243	$5,243	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,289	—	5,289	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	424,956	—	424,956	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	147,479	—	147,479	—
Subordinated corporate bonds	16,025	—	16,025	—
Loans held for sale	11,049	—	11,049	—
Customer loan swaps	11,717	—	11,717	—
Interest rate contracts	14,040	—	14,040	—
Fixed rate mortgage interest rate lock commitments	65	—	65	—
Forward delivery commitments	203	—	203	—
Financial liabilities:
Deferred compensation	$5,243	$5,243	$—	$—
Customer loan swaps	11,787	—	11,787	—
Interest rate contracts	232	—	232	—
Fixed rate mortgage interest rate lock commitments	55	—	55	—
Forward delivery commitments	4	—	4	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2025 or 2024. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

The table below highlights financial assets measured and reported at fair value on a non-recurring basis for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
December 31, 2025
Financial assets:
Collateral-dependent loans	$—	$—	$—	$—
December 31, 2024
Financial assets:
Collateral-dependent loans	$4,363	$—	$—	$4,363

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis for the dates indicated:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable input	Discount
December 31, 2025
Collateral-dependent loans:
Specifically reserved	$—	N/A	N/A	—%
December 31, 2024
Collateral-dependent loans:
Specifically reserved	$4,363	Market approach appraisal of collateral	Estimated selling costs	15%

Non-Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and CDI assets. As of December 31, 2025 and 2024, the Company did not have any material non-financial instruments measured and reported at fair value.

Other Real Estate Owned (“OREO”) Properties. OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-

down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. At December 31, 2025 and 2024, the Company did not have any material OREO properties.

Goodwill. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. Through its assessments, management concluded goodwill was not impaired for the years ended December 31, 2025 or, 2024.

Core Deposit Intangible Assets. CDI assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. CDI assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no indications or triggering events for the years ended December 31, 2025 or 2024, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
December 31, 2025
Financial Assets:
HTM debt securities	$485,292	$457,821	$—	$457,821	$—
Commercial real estate loans(1)(2)	2,162,472	2,094,447	—	—	2,094,447
Commercial loans(2)	411,722	402,224	—	—	402,224
Residential real estate loans(2)	2,000,090	1,790,372	—	—	1,790,372
Home equity loans(2)	328,306	321,156	—	—	321,156
Consumer loans(2)	17,272	15,622	—	—	15,622
Bank-owned life insurance(3)	112,119	112,119	—	112,119	—
Servicing assets	2,796	4,665	—	—	4,665
Financial liabilities:
Time deposits	$679,087	$675,713	$—	$675,713	$—
Short-term borrowings	581,780	581,378	—	581,378	—
Long-term borrowings	1,000	841	—	841	—
Junior subordinated debentures	61,515	51,401	—	51,401	—
December 31, 2024
Financial Assets:
HTM debt securities	$517,778	$470,824	$—	$470,824	$—
Commercial real estate loans(1)(2)	1,694,586	1,569,165	—	—	1,569,165
Commercial loans(2)	376,929	365,556	—	—	365,556
Residential real estate loans(2)	1,742,270	1,494,961	—	—	1,494,961
Home equity loans(2)	250,854	241,992	—	—	241,992
Consumer loans(2)	14,892	13,926	—	—	13,926
Bank-owned life insurance(3)	104,308	104,308	—	104,308	—
Servicing assets	2,119	4,328	—	—	4,328
Financial liabilities:
Time deposits	$607,245	$603,469	$—	$603,469	$—
Short-term borrowings	500,621	500,292	—	500,292	—
Junior subordinated debentures	44,331	34,357	—	34,357	—
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

NOTE 23– PARENT COMPANY FINANCIAL STATEMENTS

Following are the condensed statements of condition, income and cash flows for the Company's parent company:

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2025	2024
ASSETS
Cash	$38,465	$38,559
Investment in subsidiary	724,700	539,279
Other assets	11,412	15,162
Total assets	$774,577	$593,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$64,951	$44,331
Due to subsidiary	3,655	238
Other liabilities	9,413	17,201
Shareholders’ equity	696,558	531,230
Total liabilities and shareholders’ equity	$774,577	$593,000

STATEMENTS OF INCOME

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating Income
Dividend income from subsidiary	$25,400	$30,100	$22,500
Total operating income	25,400	30,100	22,500
Operating Expenses
Interest on borrowings	3,567	2,131	2,150
Fees to Bank	201	204	180
Other operating expenses	1,008	876	915
Total operating expenses	4,776	3,211	3,245
Income before equity in undistributed income of subsidiaries and income taxes	20,624	26,889	19,255
Equity in undistributed income of subsidiaries	43,589	25,386	23,389
Income before income taxes	64,213	52,275	42,644
Income tax benefit	947	729	739
Net Income	$65,160	$53,004	$43,383

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities
Net income	$65,160	$53,004	$43,383
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(37,740)	(25,387)	(23,389)
Increase in other assets	(504)	(1,166)	(4,884)
Increase in due to subsidiaries	3,417	238	31
(Decrease) increase in other liabilities	(4,837)	385	4,005
Net cash provided by operating activities	25,496	27,074	19,146
Financing Activities
Net proceeds from issuance of common stock	2,882	2,678	2,533
Common stock repurchases	—	(1,608)	(2,000)
Equity issuance costs	—	(246)	—
Cash dividends paid on common stock	(28,472)	(24,558)	(24,536)
Net cash used in financing activities	(25,590)	(23,734)	(24,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	(94)	3,340	(4,857)
Cash, cash equivalents and restricted cash at beginning of year	38,559	35,219	40,076
Cash, cash equivalents and restricted cash at end of year	$38,465	$38,559	$35,219

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of condition of Camden National Corporation and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans
The Company's allowance for credit losses (ACL) on loans balance was $45.3 million at December 31, 2025. As described in Notes 1 and 4 to the financial statements, the ACL on loans reduces the loan portfolio to the net amount expected to be collected and represents the expected losses over the life of all loans at the reporting date. Management disaggregates the loan portfolio into pools of similar risk characteristics and utilizes a discounted cash flow (DCF) approach to calculate the expected loss for each segment. The DCF method incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. Loss drivers are used to calculate the expected probability of default over the forecast and reversion periods. The ACL on loans also considers qualitative factors based on management’s judgment.

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

•We tested management's forecasts of future economic loss drivers, which include Maine unemployment, change in national gross domestic product (GDP) growth, change in national retail sales growth, and change in Maine Housing Price Index, by comparing these forecasts to external and internal information sources.

•We evaluated management's judgments and assumptions used in the development of the qualitative factors, including magnitude and directional consistency, and the relevance of the underlying data on which these factors are based upon.

Fair Value of Loans Acquired in Business Combination

The Company completed an acquisition on January 2, 2025, acquiring loans with an estimated fair value of $772.6 million as of the acquisition date. As described in Note 1 and 2 to the financial statements, the Company estimated the acquisition date fair value of loans by segmenting the acquired portfolio into purchase credit deteriorated (PCD) and non-PCD loans.

The estimated fair value of non-PCD loans and PCD loans at the acquisition date was $682.0 million and $90.6 million, respectively. The Company’s valuation of non-PCD loans and PCD loans utilized a discounted cash flow analysis. The estimated fair value of loans at acquisition date used market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applied a market-based discount rate to those cash flows. The discount rate utilized to determine the estimated fair value of non-PCD loans and PCD loans considered the cost of funds rate, capital charges, servicing costs, liquidity premiums and risk premiums.

We identified the estimated fair value of loans that were acquired in the current year as a critical audit matter because of the judgments necessary by management to determine the fair value of loans, and the related high degree of auditor judgment and the extensive audit effort involved in testing management’s estimates and assumptions. The significant estimates and assumptions necessary to estimate the fair value of non-PCD and PCD loans that required a high degree of auditor judgment and increased audit effort, including the use of internal specialists, included assumptions related to prepayment rates and discount rates.

Our audit procedures related to the Company’s estimated fair value of loans acquired in the current year included the following, among others:

•We obtained an understanding of the relevant controls related to the estimated fair value of loans acquired in the current year and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the assumptions related to prepayment rates and discount rates utilized in the discounted cash flow calculations for loans.

•We obtained the valuation report prepared by a third party engaged by management and gained an understanding of the valuation methodology applied as well as key inputs and assumptions.

•We tested the completeness and accuracy of the data inputs used in the loans estimated fair value calculations by comparing the data to source documents and external information sources.

•We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions such as prepayment rates and discount rates, by comparing the data to source documents provided by the Company, obtaining comparative information from external sources and performing mathematical accuracy checks.

We have served as the Company's auditor since 2014.

/s/ RSM US LLP

Des Moines, Iowa
March 6, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Camden National Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Camden National Corporation and its subsidiary's (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and our report dated March 6, 2026 expressed an unqualified opinion.

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
March 6, 2026

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2025. The standard measures adopted by management in making its evaluation are the measures in Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective and that there were no material weaknesses. However, Management recognizes a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable, not absolute, assurance that the control system’s objectives will be met and may not prevent or detect all error and fraud. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Information About Our Executive Officers

Certain information about our executive officers required by Item 401(b) of Regulation S-K as of December 31, 2025 was included within Item 1. Business — Information about our Executive Officers and is incorporated into this Item 10 by reference.

Other Item 10 Information

All other information required by this item 10 is incorporated by reference to the material responsive to such item in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 19, 2026.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 19, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans are as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities in Column (a)) (c)(1)
Equity compensation plans approved by shareholders	—	$—	655,509
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	655,509
(1)     Represents the 500,000 shares available under the 2022 Equity and Incentive Plan and the additional 560,000 shares available under the 2022 Equity and Incentive Plan Amendment, less awards granted plus shares added back that cease to be subject to awards due to forfeiture, expiration, termination, lapse, cash settlement or otherwise.

Refer to Note 1 and Note 18 of the consolidated financial statements for further information related to the Company’s equity compensation plans.

Additional information required by this Item 12 can be found in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 19, 2026 under the heading “Common Stock Beneficially Owned by an Entity with 5% or More of Common Stock and Owned by Directors and Executive Officers.” That information is incorporated into this report by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 19, 2026.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the material responsive to such item in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 19, 2026.

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
4.1
Description of Camden National Corporation's Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2023).

10.1+
Camden National Corporation 2022 Equity and Incentive Plan (filed as Annex A to Camden National Corporation’s Definitive Proxy Statement on Schedule 14-A, filed on April 4, 2025 and incorporated herein by reference).

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

10.28+
Letter Agreement between Timothy P. Nightingale, Camden National Bank and Camden National Corporation, dated December 12, 2023 (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Commission on March 8, 2024).

19.1	Camden National Corporation Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 7, 2025).
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President and Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97
Camden National Corporation Incentive-Based Compensation Recovery Policy dated December 1, 2023 (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on March 8, 2024.

101*
iXBRL (Inline eXtensible Business Reporting Language).

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: March 6, 2026	CAMDEN NATIONAL CORPORATION
/s/ Simon R. Griffiths
Simon R. Griffiths President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Simon R. Griffiths	President, Director and Chief Executive Officer	March 6, 2026
Simon R. Griffiths
/s/ Michael R. Archer	Chief Financial Officer and Principal Financial and Accounting Officer	March 6, 2026
Michael R. Archer
/s/ Marie J. McCarthy	Chair and Director	March 6, 2026
Marie J. McCarthy
/s/ Craig N. Denekas	Director	March 6, 2026
Craig N. Denekas
/s/ Rebecca K. Hatfield	Director	March 6, 2026
Rebecca K. Hatfield
/s/ Larry K. Haynes	Director	March 6, 2026
Larry K. Haynes
/s/ S. Catherine Longley	Director	March 6, 2026
S. Catherine Longley
/s/ Raina L. Maxwell	Director	March 6, 2026
Raina L. Maxwell
/s/ Robert D. Merrill	Director	March 6, 2026
Robert D. Merrill
/s/ James H. Page	Director	March 6, 2026
James H. Page
/s/ Robin A. Sawyer	Director	March 6, 2026
Robin A. Sawyer
/s/ Carl J. Soderberg	Director	March 6, 2026
Carl J. Soderberg