Form 10-Q
period 2026-03-31
CAMDEN NATIONAL CORP
filed 2026-05-07
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at April 30, 2026: Common stock (no par value) 16,914,680 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$62,459	$71,503
Interest-bearing deposits in other banks (including restricted cash)	71,277	25,989
Total cash, cash equivalents and restricted cash	133,736	97,492
Investments:
Trading securities	4,383	5,747
Available-for-sale securities, at fair value (amortized cost of $946,468 and $972,686, respectively)	901,617	930,401
Held-to-maturity securities, at amortized cost (fair value of $444,404 and $457,821, respectively)	473,257	485,292
Other investments	23,411	26,497
Total investments	1,402,668	1,447,937
Loans held for sale, at fair value (book value of $17,694 and $14,965, respectively)	17,618	15,040
Loans	4,963,017	4,965,138
Less: allowance for credit losses on loans	(45,576)	(45,276)
Net loans	4,917,441	4,919,862
Goodwill	151,505	151,505
Core deposit intangible assets	41,226	42,580
Bank-owned life insurance	112,492	112,119
Premises and equipment, net	51,451	51,349
Deferred tax assets	48,533	51,079
Other assets	84,911	85,621
Total assets	$6,961,581	$6,974,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,077,696	$1,113,450
Interest checking	1,770,622	1,703,971
Savings and money market	1,966,149	1,910,708
Certificates of deposit	652,002	679,087
Brokered deposits	118,883	130,565
Total deposits	5,585,352	5,537,781
Short-term borrowings	513,429	581,780
Long-term borrowings	1,000	1,000
Junior subordinated debentures	61,590	61,515
Accrued interest and other liabilities	90,203	95,950
Total liabilities	6,251,574	6,278,026
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 16,914,371 and 16,924,310 on March 31, 2026 and December 31, 2025, respectively	214,693	215,797
Retained earnings	559,885	545,149
Accumulated other comprehensive loss	(64,571)	(64,388)
Total shareholders’ equity	710,007	696,558
Total liabilities and shareholders’ equity	$6,961,581	$6,974,584

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2026	2025
Interest Income
Interest and fees on loans	$66,679	$66,549
Taxable interest on investments	10,296	9,772
Nontaxable interest on investments	455	468
Dividend income	413	520
Other interest income	528	1,086
Total interest income	78,371	78,395
Interest Expense
Interest on deposits	21,648	24,621
Interest on borrowings	3,476	4,018
Interest on junior subordinated debentures	889	898
Total interest expense	26,013	29,537
Net interest income	52,358	48,858
Provision for credit losses	553	9,429
Net interest income after provision for credit losses	51,805	39,429
Non-Interest Income
Debit card income	3,422	3,233
Service charges on deposit accounts	2,158	2,318
Income from fiduciary services	2,014	1,838
Brokerage and insurance commissions	1,735	1,697
Mortgage banking income, net	828	508
Bank-owned life insurance	791	660
Other income	1,032	942
Total non-interest income	11,980	11,196
Non-Interest Expense
Salaries and employee benefits	19,615	20,243
Furniture, equipment and data processing	4,644	4,731
Net occupancy costs	3,059	3,033
Debit card expense	1,616	1,690
Amortization of core deposit intangible assets	1,354	1,473
Consulting and professional fees	921	1,498
Regulatory assessments	907	986
Other real estate owned and collection costs, net	6	90
Merger and acquisition costs	—	7,525
Other expenses	3,586	3,182
Total non-interest expense	35,708	44,451
Income before income tax expense (benefit)	28,077	6,174
Income Tax Expense (Benefit)	6,194	(1,152)
Net Income	$21,883	$7,326
Per Share Data
Basic earnings per share	$1.29	$0.43
Diluted earnings per share	$1.29	$0.43
Cash dividends declared per share	$0.42	$0.42
Weighted average number of common shares outstanding	16,924,182	16,844,827
Diluted weighted average number of common shares outstanding	17,023,959	16,929,815

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net Income	$21,883	$7,326
Other comprehensive (loss) income:
Net change in fair value of debt securities, net of tax	(736)	14,402
Net change in fair value of cash flow hedging derivatives, net of tax	564	(2,005)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(11)	(6)
Other comprehensive (loss) income	(183)	12,391
Comprehensive Income	$21,700	$19,717

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
Net income	—	—	7,326	—	7,326
Other comprehensive income, net of tax	—	—	—	12,391	12,391
Stock-based compensation expense	—	827	—	—	827
Issuance of vested share awards, net of repurchase for tax withholdings	22,450	(153)	—	—	(153)
Common stock issued for acquisition of Northway Financial, Inc.	2,283,782	96,490	—	—	96,490
Cash dividends declared ($0.42 per share)	—	—	(8,058)	—	(8,058)
Balance at March 31, 2025	16,885,571	$213,589	$508,720	$(82,255)	$640,054
Balance at December 31, 2025	16,924,310	$215,797	$545,149	$(64,388)	$696,558
Net income	—	—	21,883	—	21,883
Other comprehensive income, net of tax	—	—	—	(183)	(183)
Stock-based compensation expense	—	730	—	—	730
Issuance of vested share awards, net of repurchase for tax withholdings	23,192	(348)	—	—	(348)
Common stock repurchased	(33,131)	(1,486)	—	—	(1,486)
Cash dividends declared ($0.42 per share)	—	—	(7,147)	—	(7,147)
Balance at March 31, 2026	16,914,371	$214,693	$559,885	$(64,571)	$710,007

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating Activities
Net Income	$21,883	$7,326
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(63,035)	(41,934)
Proceeds from the sale of mortgage loans	61,010	42,320
Gain on sale of mortgage loans, net of origination costs	(704)	(497)
Provision for credit losses	553	9,429
Depreciation and amortization expense	1,265	1,512
Investment securities amortization and accretion, net	262	248
Stock-based compensation expense	730	827
Amortization of core deposit intangible assets	1,354	1,473
Purchase accounting accretion, net	(4,345)	(5,016)
Net increase (decrease) in derivative collateral received from counterparties	360	(1,340)
Deferred income tax expense (benefit)	2,102	(678)
Decrease (increase) in other assets	3,306	(537)
Decrease in other liabilities	(4,735)	(12,099)
Net cash provided by operating activities	20,006	1,034
Investing Activities
Cash received in acquisition of Northway Financial, Inc.	—	48,261
Proceeds from maturities of available-for-sale debt securities	30,312	22,025
Proceeds from sales of available-for-sale debt securities	—	56,432
Purchase of available-for-sale debt securities	(3,518)	(75,582)
Proceeds from maturities and recoveries of held-to-maturity securities	13,392	7,442
Purchase of held-to-maturity securities	—	(5,000)
Net decrease in loans	4,106	11,163
Proceeds from BOLI death benefit	419	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(5,012)	(10,623)
Proceeds from sale of Federal Home Loan Bank stock	8,098	9,438
Purchase of premises and equipment	(1,776)	(1,761)
Recoveries of previously charged-off loans	164	171
Net cash provided by investing activities	46,185	61,966
Financing Activities
Net increase (decrease) in deposits	47,571	(7,418)
Net (repayments) proceeds from borrowings less than 90 days	(68,350)	1,316
Proceeds from Federal Home Loan Bank long-term advances	—	(45,000)
Common stock repurchases	(1,486)	—
Issuance of restricted stock, net of repurchase for tax withholdings	(348)	(153)
Cash dividends paid on common stock	(7,131)	(7,097)
Finance lease payments	(203)	(197)
Net cash used in financing activities	(29,947)	(58,549)
Net increase in cash, cash equivalents and restricted cash	36,244	4,451
Cash, cash equivalents, and restricted cash at beginning of period	97,492	214,963
Cash, cash equivalents and restricted cash at end of period	$133,736	$219,414
Supplemental information
Interest paid	$26,350	$29,476
Income taxes paid	226	126
Cash dividends declared, not paid	7,147	7,097
Change in fair value hedges presented within residential real estate loans and other assets	(1,184)	2,131
Assets acquired in Northway Financial, Inc. acquisition, excluding cash received	—	1,108,194
Liabilities assumed in Northway Financial, Inc. acquisition	—	1,116,773
Common stock issued for Northway Financial, Inc. acquisition	—	96,490

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of March 31, 2026 and December 31, 2025, the consolidated statements of income for the three months ended March 31, 2026 and 2025, the consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025, the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2026 and 2025, and the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. The consolidated financial statements include the accounts of the Company and Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation (“HPFC”) and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A (“CCTA”), Union Bankshares Capital Trust I (“UBCT”), Northway Capital Trust III (“NCT III”) and Northway Capital Trust IV (“NCT IV”). These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three months ended March 31, 2026, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. “Financial Information” and Part II. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-For-Sale	GDP:	Gross Domestic Product
ACL:	Allowance for Credit Losses	HTM:	Held-To-Maturity
ALCO:	Asset/Liability Committee	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated Other Comprehensive Income (Loss)	Management ALCO:	Management Asset/Liability Committee
ASC:	Accounting Standards Codification	MBS:	Mortgage-Backed Security
ASU:	Accounting Standards Update	N/A:	Not Applicable
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	NCT III:	Northway Capital Trust III, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
BOLI:	Bank-owned life insurance	NCT IV:	Northway Capital Trust IV, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
Board ALCO:	Board of Directors' Asset/Liability Committee	Northway:	Northway Financial, Inc., the bank holding company of Northway Bank, acquired by the Company on January 2, 2025
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by the Company	N.M.:	Not Meaningful
CD:	Certificate of Deposits	OBBBA:	One Big Beautiful Bill Act
CDI:	Core deposit intangible	OCC:	Office of the Comptroller of the Currency
Company:	Camden National Corporation	OCI:	Other Comprehensive Income (Loss)
CMO:	Collateralized Mortgage Obligation	OREO:	Other Real Estate Owned
EPS:	Earnings Per Share	PCD:	Purchase Credit Deteriorated
FASB:	Financial Accounting Standards Board	PD:	Probability of Default
FDIC:	Federal Deposit Insurance Corporation	SERP:	Supplemental Executive Retirement Plans
FHLBB:	Federal Home Loan Bank of Boston	SOFR:	Secured Overnight Financing Rate
FRB:	Federal Reserve System Board of Governors	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by the Company
GAAP:	Generally Accepted Accounting Principles in the United States	U.S.:	United States of America

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The FASB issued ASU 2024-03 to improve disclosures about a public business entity’s expenses and to address requests from investors for more detailed information about certain types of expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. The Company does not expect ASU 2024-03 to have a material impact to the disclosures in its consolidated financial statements.

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company’s consolidated statements of condition at fair value. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s trading securities was $4.4 million and $5.7 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company’s consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2026
Obligations of states and political subdivisions	$5,303	$1	$(50)	$5,254
MBS issued or guaranteed by U.S. government-sponsored enterprises	704,818	6,053	(44,361)	666,510
CMO issued or guaranteed by U.S. government-sponsored enterprises	219,617	695	(6,870)	213,442
Subordinated corporate bonds	16,730	118	(437)	16,411
Total AFS debt securities	$946,468	$6,867	$(51,718)	$901,617
December 31, 2025
Obligations of states and political subdivisions	$5,303	$1	$(29)	$5,275
MBS issued or guaranteed by U.S. government-sponsored enterprises	720,634	7,540	(43,785)	684,389
CMO issued or guaranteed by U.S. government-sponsored enterprises	230,028	1,141	(6,796)	224,373
Subordinated corporate bonds	16,721	16	(373)	16,364
Total AFS debt securities	$972,686	$8,698	$(50,983)	$930,401

As of March 31, 2026 and December 31, 2025, there was no allowance carried on AFS debt securities.

The Company previously transferred debt securities from AFS to HTM in 2022. Unrealized losses associated with these securities at the time of transfer were recorded in AOCI and are being amortized over the remaining life of the securities as an adjustment yield. As of March 31, 2026, net unrealized losses related to the transferred securities remaining in AOCI were $35.4 million, net of a deferred tax asset of $10.3 million, and as of December 31, 2025 were $36.7 million, net of a deferred tax asset of $10.6 million.

The net unrealized losses on AFS debt securities recorded in AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of March 31, 2026 were $35.7 million, net of a deferred tax asset of $10.2 million, and as of December 31, 2025 were $33.7 million, net of a deferred tax asset of $9.6 million.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Proceeds from sales(1)	$—	$56,432
Gross realized gains	—	—
Gross realized losses	—	—
(1)     Shortly after closing the Northway acquisition, the Company sold certain acquired AFS debt securities at fair value, and, therefore, no gain or loss was recognized on the sale.

The following table presents the Company’s AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Obligations of states and political subdivisions	7	$3,287	$(37)	$386	$(13)	$3,673	$(50)
MBS issued or guaranteed by U.S. government-sponsored enterprises	149	77,294	(686)	329,675	(43,675)	406,969	(44,361)
CMO issued or guaranteed by U.S. government-sponsored enterprises	57	54,376	(534)	63,093	(6,336)	117,469	(6,870)
Subordinated corporate bonds	7	948	(52)	12,114	(385)	13,062	(437)
Total AFS debt securities	220	$135,905	$(1,309)	$405,268	$(50,409)	$541,173	$(51,718)
December 31, 2025
Obligations of states and political subdivisions	7	$547	$(3)	$3,147	$(26)	$3,694	$(29)
MBS issued or guaranteed by U.S. government-sponsored enterprises	152	79,930	(379)	332,788	(43,406)	412,718	(43,785)
CMO issued or guaranteed by U.S. government-sponsored enterprises	55	46,678	(332)	66,255	(6,464)	112,933	(6,796)
Subordinated corporate bonds	6	—	—	12,129	(373)	12,129	(373)
Total AFS debt securities	220	$127,155	$(714)	$414,319	$(50,269)	$541,474	$(50,983)

For the three months ended March 31, 2026 and 2025, the unrealized losses on the Company’s AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of March 31, 2026 and December 31, 2025, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.5 million and $2.6 million, respectively, and was reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

The amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity as of March 31, 2026, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,498	$1,478
Due after one year through five years	14,305	14,024
Due after five years through ten years	6,230	6,163
Due after ten years	—	—
Subtotal	22,033	21,665
Mortgage-related securities	924,435	879,952
Total	$946,468	$901,617

HTM Debt Securities

HTM debt securities are reported on the Company’s consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2026
Obligations of U.S. government-sponsored enterprises	$7,899	$—	$(345)	$7,554
Obligations of states and political subdivisions	55,519	45	(1,591)	53,973
MBS issued or guaranteed by U.S. government-sponsored enterprises	262,774	—	(17,358)	245,416
CMO issued or guaranteed by U.S. government-sponsored enterprises	125,549	52	(10,448)	115,153
Subordinated corporate bonds	21,516	928	(136)	22,308
Total HTM debt securities	$473,257	$1,025	$(29,878)	$444,404
December 31, 2025
Obligations of U.S. government-sponsored enterprises	$7,865	$—	$(278)	$7,587
Obligations of states and political subdivisions	55,802	167	(1,077)	54,892
MBS issued or guaranteed by U.S. government-sponsored enterprises	271,168	—	(16,933)	254,235
CMO issued or guaranteed by U.S. government-sponsored enterprises	128,966	84	(10,391)	118,659
Subordinated corporate bonds	21,491	1,120	(163)	22,448
Total HTM debt securities	$485,292	$1,371	$(28,842)	$457,821
(1)Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of March 31, 2026 and December 31, 2025, the unamortized, unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $686,000 and $720,000 in obligations of U.S. government-sponsored enterprises, (2) $4.5 million and $4.6 million in obligations of state and political subdivisions, (3) $25.9 million and $26.8 million in MBS, (4) $13.9 million and $14.4 million in CMO, and (5) $16,000 and $23,000 in subordinated corporate bonds, respectively.

The Company evaluated its HTM debt securities with an amortized cost as of March 31, 2026 and December 31, 2025, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date. Additionally, there were no charge-offs, recoveries or provision recorded during the three months ended March 31, 2026 or 2025.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of March 31, 2026 and December 31, 2025, none of the Company’s HTM debt securities were past due or on non-accrual status; therefore, the Company did not recognize any interest income on non-accrual HTM debt securities during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, total accrued interest receivable on HTM debt securities was $1.5 million and $1.6 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of March 31, 2026 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,018	$1,029
Due after one year through five years	9,755	9,504
Due after five years through ten years	35,093	35,528
Due after ten years	39,068	37,774
Subtotal	84,934	83,835
Mortgage-related securities	388,323	360,569
Total	$473,257	$444,404

AFS and HTM Debt Securities Pledged

As of March 31, 2026 and December 31, 2025, AFS and HTM debt securities with an amortized cost of $947.8 million and $952.7 million and estimated fair values of $896.4 million and $904.3 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company’s FHLBB, FRB and other correspondent bank common stock are each reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its other investments for the three months ended March 31, 2026 and 2025.

The following table summarizes the Company’s other investments as presented on the consolidated statements of condition, as of the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
FHLBB	$14,649	$17,735
FRB	8,692	8,692
Other	70	70
Total other investments	$23,411	$26,497

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,780,079	$1,778,985
Commercial real estate - owner-occupied	415,662	406,120
Commercial	414,694	417,439
Total commercial loans	2,610,435	2,602,544
Retail Loans:
Residential real estate	1,993,435	2,012,922
Home equity	342,874	332,256
Consumer	16,273	17,416
Total retail loans	2,352,582	2,362,594
Total loans	$4,963,017	$4,965,138

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
Net unamortized fair value mark discount on acquired loans	$(75,908)	$(79,747)
Net unamortized loan origination costs	7,031	7,022
Total	$(68,877)	$(72,725)

The Company’s lending activities are primarily conducted in Maine, Massachusetts and New Hampshire. The Company originates single- and multi-family residential loans, commercial real estate loans, business loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic area and the general economy.

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2026 and December 31, 2025, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders’ equity.

Loan Sales

For the three months ended March 31, 2026 and 2025, the Company sold $61.0 million and $42.3 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $704,000 and $497,000, respectively.

As of March 31, 2026 and December 31, 2025, the Company had certain residential mortgage loans with a principal balance of $17.6 million and $15.0 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of March 31, 2026 and December 31, 2025, it had recorded unrealized (losses) gains of $(76,000) and $75,000, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded the change in unrealized losses on loans held for sale within mortgage banking income, net, on the Company’s consolidated statements of income of $151,000 and $102,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of

March 31, 2026 and December 31, 2025. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

ACL on Loans

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:
•The Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, along with the Credit Risk and Special Assets teams, oversees the Company’s systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
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
•The Directors’ Credit Committee of the Board of Directors reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels.
•The Audit Committee of the Board of Directors has approval authority and oversight responsibility for the ACL adequacy and methodology.

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of March 31, 2026 and December 31, 2025, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non owner-occupied commercial real estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured. The commercial loan portfolio also includes participations in shared national credits and other syndicated lending arrangements in which the Company acts as a participant rather than the lead lender. Syndicated loans are underwritten in accordance with the lead bank’s credit standards and are subject to the Company’s independent credit review, ongoing monitoring, and risk rating assessment. As of March 31, 2026 and December 31, 2025, the Company had $79.1 million and $74.8 million, respectively, of syndicated commercial loans outstanding.

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

Home Equity. Home equity loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. At March 31, 2026 and December 31, 2025, 57% of the home equity loan portfolio was secured by junior lien positions in both periods.

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or for the Three Months Ended March 31, 2026
Beginning balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276
Charge-offs	—	—	(627)	—	—	(43)	(670)
Recoveries	—	4	152	6	—	2	164
Provision (credit) for loan losses	96	(284)	845	283	(140)	6	806
Ending balance, March 31, 2026	$18,400	$4,048	$6,088	$13,121	$3,810	$109	$45,576
As of or for the Three Months Ended March 31, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	—	(191)	(896)	(4)	(3)	(26)	(1,120)
Recoveries	1	51	110	6	—	3	171
Acquired PCD loans	1,659	340	575	305	165	27	3,071
Provision for loans losses:
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision (credit) for loan losses	60	671	(326)	1,607	589	(21)	2,580
Total provision for loan losses	2,395	1,511	490	3,586	857	34	8,873
Ending balance, March 31, 2025	$18,952	$4,192	$6,135	$13,872	$3,416	$156	$46,723
As of or for the Year Ended December 31, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	(3,029)	(191)	(12,659)	(4)	(21)	(185)	(16,089)
Recoveries	9	60	428	25	1	12	535
Acquired PCD loans	1,659	340	575	305	165	27	3,071
Provision for loans losses:
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	2,433	798	10,702	548	1,140	117	15,738
Total provision for loan losses	4,768	1,638	11,518	2,527	1,408	172	22,031
Ending balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276

During the first quarter of 2026, the Company completed its annual review of the significant model inputs and assumptions within its discounted cash flow analysis used for estimating its ACL on loans and determined there were no material changes to its methodology. As of March 31, 2026, the following loss drivers for each loan segment were used to calculate the expected PD over the forecast and reversion period: (i) the commercial real estate – non-owner-occupied loan segment used Maine Unemployment and change in National GDP; (ii) the commercial real estate – owner-occupied loan segment used Maine Unemployment and change in National GDP; (iii) the commercial loan segment used Maine Unemployment and change in National GDP; (iv) the residential real estate loan segment used Maine Unemployment and change in Maine House Price Index; (v) the home equity loan segment used Maine Unemployment and change in Maine House Price Index; and (vi) the consumer loan segment used Maine Unemployment and change in National Retail Sales. These updates resulted in higher modeled loss expectations within the commercial and residential loan portfolios and were a primary driver of the increase in the provision for credit losses and ACL recorded during the first quarter of 2026.

As of March 31, 2026 and December 31, 2025, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $16.0 million and $15.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio and imposes internal credit concentration limits that includes consideration of regulatory requirements, which are reviewed quarterly by the Credit Risk Policy Committee. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored. As of March 31,

2026, the Company’s total exposure to (1) the lessors of nonresidential buildings’ industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and (2) the lessors of residential buildings’ industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) were 12% of total loans and 28% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company’s total loan portfolio as of March 31, 2026.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

							Revolving Loans
(In thousands)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Converted to Term	Total
As of and for the period ended March 31, 2026
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$29,370	$196,730	$118,939	$104,985	$336,009	$884,090	$—	$—	$1,670,123
Special mention (Grade 7)	—	—	—	—	—	543	—	—	543
Substandard (Grade 8)	—	—	301	5,738	46,971	56,403	—	—	109,413
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$29,370	$196,730	$119,240	$110,723	$382,980	$941,036	$—	$—	$1,780,079
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$21,246	$57,687	$51,851	$32,455	$42,329	$186,381	$—	$—	$391,949
Special mention (Grade 7)	—	—	—	—	—	212	—	—	212
Substandard (Grade 8)	—	—	402	1,909	6,094	15,096	—	—	23,501
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$21,246	$57,687	$52,253	$34,364	$48,423	$201,689	$—	$—	$415,662
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$18,495	$37,893	$72,288	$21,400	$24,715	$76,407	$131,607	$26,031	$408,836
Special mention (Grade 7)	—	—	832	—	—	4	118	—	954
Substandard (Grade 8)	—	—	—	455	1,047	505	327	2,570	4,904
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$18,495	$37,893	$73,120	$21,855	$25,762	$76,916	$132,052	$28,601	$414,694
Gross charge-offs for the three months ended	$—	$—	$100	$—	$—	$240	$279	$8	$627
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$42,193	$189,852	$105,420	$119,154	$533,241	$998,203	$457	$1,665	$1,990,185
Special mention (Grade 7)	—	—	—	—	729	2,521	—	—	3,250
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$42,193	$189,852	$105,420	$119,154	$533,970	$1,000,724	$457	$1,665	$1,993,435
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Risk rating:
Performing	$106	$2,958	$3,444	$13,057	$17,925	$11,379	$276,652	$16,757	$342,278
Non-performing	—	—	—	—	—	31	346	219	596
Total home equity	$106	$2,958	$3,444	$13,057	$17,925	$11,410	$276,998	$16,976	$342,874
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$2,103	$3,633	$2,412	$2,638	$1,472	$1,023	$2,990	$—	$16,271
Non-performing	—	—	—	2	—	—	—	—	2
Total consumer	$2,103	$3,633	$2,412	$2,640	$1,472	$1,023	$2,990	$—	$16,273
Gross charge-offs for the three months ended	$—	$—	$5	$13	$9	$—	$16	$—	$43

							Revolving Loans
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term	Total
As of and for the year ended December 31, 2025
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$195,567	$115,477	$105,941	$365,087	$301,695	$622,183	$—	$—	$1,705,950
Special mention (Grade 7)	—	—	2,930	21,809	3,820	3,360	—	—	31,919
Substandard (Grade 8)	—	163	2,759	1,828	9,240	27,126	—	—	41,116
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$195,567	$115,640	$111,630	$388,724	$314,755	$652,669	$—	$—	$1,778,985
Gross charge-offs for the year ended	$—	$—	$—	$3,002	$—	$27	$—	$—	$3,029
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$57,560	$52,520	$33,877	$44,121	$81,853	$114,789	$—	$—	$384,720
Special mention (Grade 7)	—	—	1,917	802	7	362	—	—	3,088
Substandard (Grade 8)	—	406	—	6,168	1,640	10,098	—	—	18,312
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$57,560	$52,926	$35,794	$51,091	$83,500	$125,249	$—	$—	$406,120
Gross charge-offs for the year ended	$—	$—	$—	$185	$—	$6	$—	$—	$191
Commercial
Risk rating:
Pass (Grades 1-6)	$44,856	$75,863	$23,409	$27,740	$20,248	$56,358	$132,366	$30,888	$411,728
Special mention (Grade 7)	—	490	—	—	—	—	239	199	928
Substandard (Grade 8)	—	101	542	1,013	285	242	1,501	1,099	4,783
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$44,856	$76,454	$23,951	$28,753	$20,533	$56,600	$134,106	$32,186	$417,439
Gross charge-offs for the year ended	$69	$2,536	$7,070	$76	$18	$1,041	$211	$1,638	$12,659
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$190,648	$123,858	$130,316	$544,724	$547,965	$469,671	$447	$1,673	$2,009,302
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	819	792	2,009	—	—	3,620
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$190,648	$123,858	$130,316	$545,543	$548,757	$471,680	$447	$1,673	$2,012,922
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$4	$—	$—	$4
Home equity
Risk rating:
Performing	$2,945	$3,660	$14,036	$18,609	$400	$11,475	$263,240	$17,219	$331,584
Non-performing	—	—	—	—	—	35	393	244	672
Total home equity	$2,945	$3,660	$14,036	$18,609	$400	$11,510	$263,633	$17,463	$332,256
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$18	$3	$21
Consumer
Risk rating:
Performing	$4,203	$2,761	$3,174	$1,781	$465	$2,085	$2,944	$—	$17,413
Non-performing	—	—	3	—	—	—	—	—	3
Total consumer	$4,203	$2,761	$3,177	$1,781	$465	$2,085	$2,944	$—	$17,416
Gross charge-offs for the year ended	$5	$34	$51	$6	$1	$56	$32	$—	$185

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
March 31, 2026
Commercial real estate - non-owner-occupied	$406	$393	$4,665	$5,464	$1,774,615	$1,780,079	$—
Commercial real estate - owner-occupied	—	—	20	20	415,642	415,662	—
Commercial	986	550	2,190	3,726	410,968	414,694	—
Residential real estate	872	48	652	1,572	1,991,863	1,993,435	—
Home equity	250	159	338	747	342,127	342,874	—
Consumer	51	7	—	58	16,215	16,273	—
Total	$2,565	$1,157	$7,865	$11,587	$4,951,430	$4,963,017	$—
December 31, 2025
Commercial real estate - non-owner-occupied	$4,698	$—	$3	$4,701	$1,774,284	$1,778,985	$—
Commercial real estate - owner-occupied	586	210	—	796	405,324	406,120	—
Commercial	1,462	66	1,915	3,443	413,996	417,439	—
Residential real estate	1,448	312	1,380	3,140	2,009,782	2,012,922	—
Home equity	779	30	444	1,253	331,003	332,256	—
Consumer	42	17	—	59	17,357	17,416	—
Total	$9,015	$635	$3,742	$13,392	$4,951,746	$4,965,138	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	March 31, 2026			December 31, 2025
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$5,017	$—	$5,017	$429	$—	$429
Commercial real estate - owner-occupied	403	—	403	210	—	210
Commercial	2,689	—	2,689	3,003	39	3,042
Residential real estate	2,252	—	2,252	2,667	—	2,667
Home equity	596	—	596	672	—	672
Consumer	2	—	2	3	—	3
Total	$10,959	$—	$10,959	$6,984	$39	$7,023

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three months ended March 31, 2026 and 2025.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms, including accrued interest reversed during the period when loans were placed on non‑accrual, is estimated to have been $263,000 and $73,000 for the three months ended March 31, 2026 and 2025, respectively.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	March 31, 2026			December 31, 2025
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial real estate - non-owner occupied	$4,524	$—	$4,524	$—	$—	$—
Commercial	—	880	880	—	39	39
Residential real estate	—	—	—	597	—	597
Total	$4,524	$880	$5,404	$597	$39	$636

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. For the three months ended March 31, 2026 and 2025, the Company had no material modified loans to borrowers that were experiencing financial difficulty.

The Company closely monitors the performance of loans that were previously modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. During the three months ended March 31, 2026 and 2025, there were no defaults of previously modified loans to borrowers experiencing financial difficulty.

In-Process Foreclosure Proceedings

As of March 31, 2026 and December 31, 2025, the Company had $669,000 and $709,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLBB Advances

FHLBB advances are those borrowings from the FHLBB greater than 90 days. FHLBB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of March 31, 2026 and December 31, 2025, the combined carrying value of residential real estate and commercial loans pledged as collateral was $2.3 billion.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's borrowings as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
Short-term borrowings:
FHLBB borrowings(1)	$250,000	$327,000
Customer repurchase agreements	263,429	254,780
Total short-term borrowings	$513,429	$581,780
Long-term borrowings:
FHLBB borrowings	$1,000	$1,000
Total long-term borrowings	$1,000	$1,000
Junior subordinated debentures:
CCTA(1)	$36,083	$36,083
UBCT(1)	8,248	8,248
NCT III(1)	8,630	8,592
NCT IV(1)	8,629	8,592
Total junior subordinated debentures	$61,590	$61,515
(1)    The Company has interest rate swap contracts on certain borrowings and junior subordinated debentures. Refer to Note 8 for further discussion of derivative instruments.

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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
MBS issued or guaranteed by U.S. government-sponsored enterprises	$207,333	$218,774
CMO issued or guaranteed by U.S. government-sponsored enterprises	56,096	36,006
Total(1)(2)	$263,429	$254,780
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

As of March 31, 2026 and December 31, 2025, certain customers held CDs totaling $141,000 and $206,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$898,158	$880,176
Standby letters of credit	4,657	4,691
Total	$902,815	$884,867

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of March 31, 2026 and December 31, 2025, the ACL on off-balance sheet credit exposures was $2.8 million and $3.1 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended March 31, 2026 and 2025, the (credit) provision for credit losses on off-balance sheet credit exposures recorded in provision for credit losses on the consolidated statements of income was ($254,000) and $556,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of March 31, 2026 and December 31, 2025, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $1.8 million will be reclassified as a decrease to interest expense.

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

Forward Delivery Commitments. The Company typically enters into a forward delivery commitment with a secondary market investor, which has been approved by the Company within its normal governance process, at the onset of the loan origination process. The Company may enter into these arrangements with the secondary market investors on a “best effort” or “mandatory delivery” basis. The Company's normal practice is typically to enter into these arrangements on a “best effort” basis. The Company enters into these arrangements with the secondary market investors to manage its interest rate exposure. The Company accounts for the forward delivery commitment as a derivative upon origination of a loan identified as held for sale.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
March 31, 2026
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$60,000	Other Assets	$8,336	$603,000	Accrued interest and other liabilities	$1,004
Total derivatives designated as hedging instruments	$60,000		$8,336	$603,000		$1,004
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$452,466	Other assets	$8,864	$452,466	Accrued interest and other liabilities	$8,898
Risk participation agreements	55,667	Other assets	—	64,462	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	9,010	Other assets	75	15,141	Accrued interest and other liabilities	106
Forward delivery commitments	15,112	Other assets	290	2,582	Accrued interest and other liabilities	29
Total derivatives not designated as hedging instruments	$532,255		$9,229	$534,651		$9,033
December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$60,000	Other assets	$8,381	$828,000	Accrued interest and other liabilities	$2,923
Total derivatives designated as hedging instruments	$60,000		$8,381	$828,000		$2,923
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$442,062	Other assets	$9,087	$442,062	Accrued interest and other liabilities	$9,127
Risk participation agreements	48,434	Other assets	—	64,873	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	11,366	Other assets	100	6,701	Accrued interest and other liabilities	20
Forward delivery commitments	9,569	Other assets	134	5,396	Accrued interest and other liabilities	44
Total derivatives not designated as hedging instruments	$511,431		$9,321	$519,032		$9,191
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Loans(1)	$325,119	$476,303	$119	$1,303
Total	$325,119	$476,303	$119	$1,303
(1) These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2026 and December 31, 2025, the amortized cost basis of the residential real estate loans used in these hedging relationships was $692.0 million and $701.9 million, respectively, and the amount of the designated hedged residential loans was $325.0 million and $475.0 million, respectively.

The table below presents the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended March 31, 2026
Interest rate contracts	$610	$610	$—	Interest on borrowings	$244	$244	$—
Interest rate contracts	347	347	—	Interest on junior subordinated debentures	38	38	—
Total	$957	$957	$—		$282	$282	$—

For the Three Months Ended March 31, 2025
Interest rate contracts	$(851)	$(851)	$—	Interest on borrowings	$620	$620	$—
Interest rate contracts	(679)	(679)	—	Interest on junior subordinated debentures	116	116	—
Total	$(1,530)	$(1,530)	$—		$736	$736	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2026			2025
(In thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$66,679	$3,476	$889	$66,549	$4,018	$898
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(1,184)	$—	$—	$(3,939)	$—	$—
Derivatives designated as hedging instruments	$1,181	$—	$—	$4,856	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$244	$38	$—	$620	$116
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$244	$38	$—	$620	$116
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(In thousands)		2026	2025
Customer loan swaps	Other expense	$(6)	$(37)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(111)	22
Forward delivery commitments	Mortgage banking income, net	171	(81)
Total		$54	$(96)

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

As of March 31, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $8.0 million and $7.5 million, respectively. As of March 31, 2026 and December 31, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted any collateral as it has master netting arrangements with its counterparties. Refer to Note 9 for further information. If the Company had breached any of these provisions as of March 31, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $8.0 million and $7.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
March 31, 2026
Derivative assets:
Customer loan swaps - dealer bank(2)	$6,356	$—	$6,356	$—	$(2,850)	$3,506
Customer loan swaps - commercial customer(3)	2,508	—	2,508	—	—	2,508
Interest rate contracts(2)	8,336	—	8,336	—	(5,684)	2,652
Total	$17,200	$—	$17,200	$—	$(8,534)	$8,666
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$7,761	$—	$7,761	$—	$—	$7,761
Customer loan swaps - dealer bank(2)	1,137	—	1,137	—	—	1,137
Interest rate contracts(2)	1,004	—	1,004	—	1,004	—
Total	$9,902	$—	$9,902	$—	$1,004	$8,898
Customer repurchase agreements	$263,429	$—	$263,429	$263,429	$—	$—
December 31, 2025
Derivative assets:
Customer loan swaps - dealer bank(2)	$5,330	$—	$5,330	$—	$(5,000)	$330
Customer loan swaps - commercial customer(3)	3,757	—	3,757	—	—	3,757
Interest rate contracts(2)	8,381	—	8,381	—	(5,093)	3,288
Total	$17,468	$—	$17,468	$—	$(10,093)	$7,375
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$7,454	$—	$7,454	$—	$—	$7,454
Customer loan swaps - dealer bank(2)	1,673	—	1,673	—	—	1,673
Interest rate contracts(2)	2,923	—	2,923	—	2,923	—
Total	$12,050	$—	$12,050	$—	$2,923	$9,127
Customer repurchase agreements	$254,780	$—	$254,780	$254,780	$—	$—
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

Under the current requirements, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be “adequately capitalized.” In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank effectively to maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses and to engage in share repurchases based on the amount of the shortfall and the institution's “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of March 31, 2026 and December 31, 2025, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to March 31, 2026 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	March 31, 2026		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2025		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$685,019	14.27%	10.50%	10.00%	$669,708	13.95%	10.50%	10.00%
Tier 1 risk-based capital ratio	639,314	13.32%	8.50%	6.00%	624,108	13.00%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	576,314	12.01%	7.00%	N/A	561,108	11.69%	7.00%	N/A
Tier 1 leverage capital ratio(1)	639,314	9.43%	4.00%	N/A	624,108	9.12%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$649,804	13.56%	10.50%	10.00%	$636,750	13.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	604,098	12.60%	8.50%	8.00%	591,151	12.33%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	604,098	12.60%	7.00%	6.50%	591,151	12.33%	7.00%	6.50%
Tier 1 leverage capital ratio	604,098	8.92%	4.00%	5.00%	591,151	8.64%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $44.3 million of junior subordinated debentures in connection with the issuance of trust preferred securities. In 2025, as part of the Northway acquisition, the Company assumed two additional tranches of junior subordinated debentures totaling $20.6 million, which were subject to fair value purchase accounting at the acquisition date. Although the junior subordinated debentures are recorded as liabilities on the Company’s consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of March 31, 2026 and December 31, 2025, $63.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

The Company and Bank’s regulatory capital and risk-weighted assets fluctuate due to normal business, including profits and losses generated by the Company and Bank as well as changes to their asset mix. Of particular significance are changes within the Company and Bank’s loan portfolio mix due to the differences in regulatory risk-weighting between retail and commercial loans. Furthermore, the Company and Bank's regulatory capital and risk-weighted assets are subject to change due to changes in GAAP and regulatory capital standards. The Company and Bank proactively monitor their regulatory capital and risk-weighted assets, and the impact of changes to their asset mix, and the impact of proposed and pending changes as a result of new and/or amended GAAP standards and regulatory changes.

NOTE 11 – OTHER COMPREHENSIVE INCOME

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	March 31, 2026			March 31, 2025
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(2,566)	$584	$(1,982)	$17,239	$(3,975)	$13,264
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,614)	368	(1,246)	(1,524)	386	(1,138)
Net change in fair value	(952)	216	(736)	18,763	(4,361)	14,402
Cash Flow Hedges:
Change in fair value	1,013	(231)	782	(1,861)	424	(1,437)
Less: reclassified AOCI gain into interest expense(1)	282	(64)	218	736	(168)	568
Net change in fair value	731	(167)	564	(2,597)	592	(2,005)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(2)	(14)	3	(11)	(8)	2	(6)
Other comprehensive income	$(235)	$52	$(183)	$16,158	$(3,767)	$12,391
(1)    Reclassified into interest on borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 8 of the consolidated financial statements for further details.
(2)    Reclassified into other expenses on the consolidated statements of income.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
As of or For the Three Months Ended March 31, 2026
Balance at December 31, 2025	$(70,405)	$5,478	$539	$(64,388)
Other comprehensive (loss) income before reclassifications	(1,982)	782	—	(1,200)
Less: Amounts reclassified from AOCI	(1,246)	218	11	(1,017)
Other comprehensive (loss) income	(736)	564	(11)	(183)
Balance at March 31, 2026	$(71,141)	$6,042	$528	$(64,571)
As of or For the Three Months Ended March 31, 2025
Balance at December 31, 2024	$(104,015)	$8,958	$411	$(94,646)
Other comprehensive income (loss) before reclassifications	13,264	(1,437)	—	11,827
Less: Amounts reclassified from AOCI	(1,138)	568	6	(564)
Other comprehensive income (loss)	14,402	(2,005)	(6)	12,391
Balance at March 31, 2025	$(89,613)	$6,953	$405	$(82,255)
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

	Location on Consolidated Statements of Income	Three Months Ended March 31,
(In thousands)		2026	2025
Debit card interchange income	Debit card income	$3,422	$3,233
Services charges on deposit accounts	Service charges on deposit accounts	2,158	2,318
Fiduciary services income	Income from fiduciary services	2,014	1,838
Investment program income	Brokerage and insurance commissions	1,735	1,697
Other non-interest income	Other income	399	433
Total non-interest income within the scope of ASC 606		9,728	9,519
Total non-interest income not in scope of ASC 606		2,252	1,677
Total non-interest income		$11,980	$11,196

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(In thousands, except number of shares and per share data)	2026	2025
Net income available to common shareholders	$21,883	$7,326
Weighted-average common shares outstanding for basic EPS	16,924,182	16,844,827
Dilutive effect of stock-based awards(1)	99,777	84,988
Weighted-average common and potential common shares for diluted EPS	17,023,959	16,929,815
Earnings per common share:
Basic EPS	$1.29	$0.43
Diluted EPS	$1.29	$0.43
Awards excluded from the calculation of diluted EPS(2)	—	—
(1)    Represents the assumed dilutive effect of restricted shares, restricted share units and contingently issuable performance-based awards utilizing the treasury stock method.
(2)    Represents any stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock, and, therefore, are considered anti-dilutive.

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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the marketplace obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of March 31, 2026 and December 31, 2025, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

The fair value of the Company’s fixed rate interest rate lock commitments were determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, adjusted for the Company's pull-through rate estimate (i.e. estimate of loans within its loan pipeline that will ultimately complete the origination process and be funded). The Company has classified its fixed rate interest rate lock commitments as Level 2, as the quoted secondary market prices are the more significant input, and, although the Company's internal pull-through rate estimate is a Level 3 estimate, it is less significant to the ultimate valuation.

The fair value of the Company’s forward delivery commitments is determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its fixed rate interest rate lock commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
March 31, 2026
Financial assets:
Trading securities	$4,383	$4,383	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,254	—	5,254	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	666,510	—	666,510	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	213,442	—	213,442	—
Subordinated corporate bonds	16,411	—	16,411	—
Loans held for sale	17,618	—	17,618	—
Customer loan swaps	8,864	—	8,864	—
Interest rate contracts	8,336	—	8,336	—
Fixed rate mortgage interest rate lock commitments	75	—	75	—
Forward delivery commitments	290	—	290	—
Financial liabilities:
Deferred compensation	$4,383	$4,383	$—	$—
Customer loan swaps	8,898	—	8,898	—
Interest rate contracts	1,004	—	1,004	—
Fixed rate mortgage interest rate lock commitments	106	—	106	—
Forward delivery commitments	29	—	29	—
December 31, 2025
Financial assets:
Trading securities	$5,747	$5,747	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,275	—	5,275	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	684,389	—	684,389	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	224,373	—	224,373	—
Subordinated corporate bonds	16,364	—	16,364	—
Loans held for sale	15,040	—	15,040	—
Customer loan swaps	9,087	—	9,087	—
Interest rate contracts	8,381	—	8,381	—
Fixed rate mortgage interest rate lock commitments	100	—	100	—
Forward delivery commitments	134	—	134	—
Financial liabilities:
Deferred compensation	$5,747	$5,747	$—	$—
Customer loan swaps	9,127	—	9,127	—
Interest rate contracts	2,923	—	2,923	—
Fixed rate mortgage interest rate lock commitments	20	—	20	—
Forward delivery commitments	44	—	44	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2026. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and CDI assets. As of March 31, 2026 and December 31, 2025, the Company did not have any material, non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used, or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. The Company had no material OREO properties as of March 31, 2026 and December 31, 2025.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the three months ended March 31, 2026, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company’s CDI assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. CDI assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the three months ended March 31, 2026 and 2025, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
March 31, 2026
Financial assets:
HTM debt securities	$473,257	$444,404	$—	$444,404	$—
Commercial real estate loans(1)(2)	2,173,293	2,122,527	—	—	2,122,527
Commercial loans(2)	408,606	401,248	—	—	401,248
Residential real estate loans(2)	1,980,314	1,743,318	—	—	1,743,318
Home equity loans(2)	339,064	336,547	—	—	336,547
Consumer loans(2)	16,164	14,573	—	—	14,573
Bank-owned life insurance(3)	112,492	112,492	—	112,492	—
Servicing assets	2,719	4,775	—	—	4,775
Financial liabilities:
Time deposits	$652,002	$648,213	$—	$648,213	$—
Short-term borrowings	513,429	513,017	—	513,017	—
Long-term borrowings	1,000	840	—	840	—
Junior subordinated debentures	61,590	51,773	—	51,773	—
December 31, 2025
Financial assets:
HTM debt securities	$485,292	$457,821	$—	$457,821	$—
Commercial real estate loans(1)(2)	2,162,472	2,094,447	—	—	2,094,447
Commercial loans(2)	411,722	402,224	—	—	402,224
Residential real estate loans(2)	2,000,090	1,790,372	—	—	1,790,372
Home equity loans(2)	328,306	321,156	—	—	321,156
Consumer loans(2)	17,272	15,622	—	—	15,622
Bank-owned life insurance(3)	112,119	112,119		112,119	—
Servicing assets	2,796	4,665	—	—	4,665
Financial liabilities:
Time deposits	$679,087	$675,713	$—	$675,713	$—
Short-term borrowings	581,780	581,378	—	581,378	—
Long-term borrowings	1,000	841	—	841	—
Junior subordinated debentures	61,515	51,401	—	51,401	—
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
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board (“FASB”), and other accounting standard setters;
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

You should carefully review all of these factors, and be aware that there may be other factors that could cause differences, including the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the Company's quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission. Readers should carefully review the risk factors described therein and should not place undue reliance on our forward-looking statements.

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

NON-GAAP FINANCIAL MEASURES AND RECONCILIATION TO GAAP

In addition to evaluating the Company’s results of operations in accordance with GAAP, management supplements this evaluation with an analysis of certain non-GAAP financial measures such as: adjusted net income; adjusted diluted earnings per share; adjusted return on average assets; adjusted return on average equity; pre-tax, pre-provision income and adjusted pre-tax, pre-provision income; return on average tangible equity and adjusted return on average tangible equity; the efficiency and tangible common equity ratios; net interest margin and core net interest margin (both on a fully-taxable equivalent basis); tangible book value per share; core deposits and average core deposits. We utilize these non-GAAP financial measures for purposes of measuring performance against the Company's peer group and other financial institutions, as well as for analyzing its internal performance. The Company also believes these non-GAAP financial measures help investors better understand the Company's operating performance and trends and allows for better performance comparisons to other banks. In addition, these non-GAAP financial measures remove the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for GAAP operating results, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other financial institutions.

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

	Three Months Ended March 31,
(In thousands, except number of shares, per share data and ratios)	2026	2025
Adjusted Net Income:
Net income, as presented	$21,883	$7,326
Adjustments before taxes:
Provision for non-PCD acquired loans	—	6,294
Provision for acquired unfunded commitments	—	249
Merger and acquisition costs	—	7,525
Total adjustments before taxes	—	14,068
Tax impact of above adjustments(1)	—	(3,205)
Adjustment for deferred tax valuation adjustment(2)	—	(2,421)
Adjusted net income	$21,883	$15,768

Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$1.29	$0.43
Adjustments before taxes:
Provision for non-PCD acquired loans	—	0.37
Provision for acquired unfunded commitments	—	0.01
Merger and acquisition costs	—	0.45
Total adjustments before taxes	—	0.83
Tax impact of above adjustments(1)	—	(0.19)
Adjustment for deferred tax valuation adjustment(2)	—	(0.14)
Adjusted diluted earnings per share	$1.29	$0.93

Adjusted Return on Average Assets:
Return on average assets, as presented	1.28%	0.43%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	0.37%
Provision for acquired unfunded commitments	—%	0.01%
Merger and acquisition costs	—%	0.44%
Total adjustments before taxes	—%	0.82%
Tax impact of above adjustments(1)	—%	(0.19)%
Adjustment for deferred tax valuation adjustment(2)	—%	(0.14)%
Adjusted return on average assets	1.28%	0.92%

Adjusted Return on Average Equity:
Return on average equity, as presented	12.58%	4.75%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	4.08%
Provision for acquired unfunded commitments	—%	0.16%
Merger and acquisition costs	—%	4.88%
Total adjustments before taxes	—%	9.12%
Tax impact of above adjustments(1)	—%	(2.08)%
Adjustment for deferred tax valuation adjustment(2)	—%	(1.57)%
Adjusted return on average equity	12.58%	10.22%
(1)    Calculated using an estimated combined marginal income tax rate of 23%.
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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income, as presented	$21,883	$7,326
Adjustment for provision for credit losses	553	9,429
Adjustment for income tax expense (benefit)	6,194	(1,152)
Pre-tax, pre-provision income	$28,630	$15,603
Adjustment for merger and acquisition costs	—	7,525
Adjusted pre-tax, pre-provision income	$28,630	$23,128

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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Non-interest expense, as presented	$35,708	$44,451
Adjustment for merger and acquisition costs	—	(7,525)
Adjustment for amortization of CDI assets	(1,354)	(1,473)
Adjusted non-interest expense	$34,354	$35,453
Net interest income, as presented	$52,358	$48,858
Adjustment for the effect of tax-exempt income(1)	225	326
Non-interest income, as presented	11,980	11,196
Adjusted net interest income plus non-interest income	$64,563	$60,380
GAAP efficiency ratio	55.50%	74.02%
Non-GAAP efficiency ratio	53.21%	58.72%
(1)    Reported on a tax-equivalent basis using a 21% income tax rate.

Return on Average Tangible Equity and Adjusted Return on Average Tangible Equity. Return on average tangible equity is the ratio of (i) net income, adjusted for (a) amortization of CDI assets and the tax impact of the adjustment and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and CDI assets. This adjusted financial ratio reflects a shareholder's return on tangible capital deployed in our business and is a common measure within the financial services industry.

Adjusted return on average tangible equity is the ratio of (i) core net income (as defined in the table above) adjusted for (a) amortization of CDI assets and the tax impact of the adjustment and (b) goodwill impairment, as necessary, to (ii) average shareholders' equity, adjusted for average goodwill and CDI assets.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Return on Average Tangible Equity:
Net income, as presented	$21,883	$7,326
Adjustment for amortization of CDI assets	1,354	1,473
Tax impact of above adjustment(1)	(311)	(339)
Net income, adjusted for amortization of CDI assets	$22,926	$8,460
Average equity, as presented	$705,336	$625,789
Adjustment for average goodwill and CDI assets	(193,554)	(200,125)
Average tangible equity	$511,782	$425,664
Return on average equity	12.58%	4.75%
Return on average tangible equity	18.17%	8.06%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see “Adjusted Net Income” table above)	$21,883	$15,768
Adjustment for amortization of CDI assets	1,354	1,473
Tax impact of above adjustment(1)	(311)	(339)
Adjusted net income, adjusted for amortization of CDI assets	$22,926	$16,902
Adjusted return on average tangible equity	18.17%	16.10%
(1)    Calculated using an estimated combined marginal income tax rate of 23%.

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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net interest margin (fully-taxable equivalent), as presented	3.24%	3.04%
Net accretion income on loans from purchase accounting(1)	(0.26)%	(0.30)%
Net accretion income on investments from purchase accounting(2)	(0.06)%	(0.07)%
Net amortization on time deposits and borrowings from purchase accounting(3)	—%	0.01%
Core net interest margin (fully-taxable equivalent)	2.92%	2.68%
(1)    Recognized $3.7 million and $4.3 million of net accretion income on loans from purchase accounting for the three months ended March 31, 2026 and 2025, respectively.
(2)    Recognized $759,000 and $831,000 of net accretion income on investments from purchase accounting for the three months ended March 31, 2026 and 2025, respectively.
(3)    Recognized $75,000 of amortization expense on borrowings from purchase accounting for the three months ended March 31, 2026 and $131,000 of amortization expense on time deposits and borrowings from purchase accounting for the three months ended March 31, 2025.

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

(Dollars in thousands, except number of shares, per share data and ratios)	March 31, 2026	December 31, 2025
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$710,007	$696,558
Adjustment for goodwill and CDI assets	(192,731)	(194,085)
Tangible shareholders’ equity	$517,276	$502,473
Shares outstanding at period end	16,914,371	16,924,310
Book value per share	$41.98	$41.16
Tangible book value per share	$30.58	$29.69
Tangible Common Equity Ratio:
Total assets	$6,961,581	$6,974,584
Adjustment for goodwill and CDI assets	(192,731)	(194,085)
Tangible assets	$6,768,850	$6,780,499
Common equity ratio	10.20%	9.99%
Tangible common equity ratio	7.64%	7.41%

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

(Dollars in thousands)	March 31, 2026	December 31, 2025
Total deposits	$5,585,352	$5,537,781
Adjustment for certificates of deposit	(652,002)	(679,087)
Adjustment for brokered deposits	(118,883)	(130,565)
Core deposits	$4,814,467	$4,728,129

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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Total average deposits, as presented(1)	$5,366,368	$5,330,745
Adjustment average certificates of deposit	(665,552)	(706,851)
Average core deposits	$4,700,816	$4,623,894
(1)    Brokered deposits are excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could differ materially from our current estimates as a result of changing conditions and future events. Estimates particularly critical and susceptible to significant near-term change, include (i) the ACL on loans, (ii) fair value of loans acquired in business combinations, and (iii) goodwill.

There have been no material changes to the Company’s critical accounting policies from those disclosed within its Annual Report on Form 10-K for the year ended December 31, 2025. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for discussion of the Company’s critical accounting policies.

Refer to Note 2 of the consolidated financial statements for discussion of accounting pronouncements issued but yet to be adopted and implemented.

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $7.0 billion in assets as of March 31, 2026, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

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

The Company operates throughout Maine and New Hampshire. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

Net income totaled $21.9 million and diluted EPS was $1.29 for the first quarter of 2026, compared to $7.3 million and $0.43, respectively, in the first quarter of 2025. For the same periods, adjusted net income and adjusted diluted EPS (which exclude certain non-recurring items, primarily related to the Northway acquisition in 2025) increased 39%, reflecting strong operating performance and our successful acquisition of Northway. Net interest margin improvement of 20 basis points between periods to 3.24% for the first quarter of 2026 was a large driver in the improvement of operating performance. With our solid financial performance for the first quarter of 2026, we reported a return on average assets of 1.28%, a return on average equity of 12.58%, and a return on average tangible equity (non-GAAP) of 18.17% for the quarter, which were all favorable improvements over the same period of 2025.

The Company’s financial condition continues to be on solid footing supported by strong asset quality, liquidity and capital positions. Total assets at March 31, 2026, were $7.0 billion and were relatively flat compared to December 31, 2025, while deposits grew 1% during the first quarter, driven by growth in non‑maturity deposits, which enabled the Company to reduce higher‑cost short‑term borrowings by $68.3 million during the period. At March 31, 2026, our loan-to-deposit ratio was 89% and, combined with the normal cash flow from our investment portfolio, we believe we are well positioned to fund expected loan growth throughout the year and continue to drive net interest margin expansion in 2026.

Asset quality for the first quarter of 2026 was strong, highlighted by annualized net charge‑offs of 0.04% of average loans and past‑due loans totaling just 0.06% of total loans at March 31, 2026. Our ACL on loans at March 31, 2026, was 0.92% of total loans and 4.2 times non-performing loans, compared to 0.91% and 6.5 times at December 31, 2025, respectively.

At March 31, 2026, our capital levels were well in excess of regulatory requirements and they continue to build. The strength of our capital continues to support disciplined growth and investment in the franchise, while we also continue to return capital to our shareholders. During the first quarter of 2026, we returned $8.6 million of capital to our shareholders through a combination of cash dividends and repurchases of the Company’s common stock. We will continue to balance our capital deployment in a manner that allows us to remain open and to attractive organic and inorganic growth opportunities that may arise.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income represents the interest earned on loans, securities, and other interest‑earning assets, adjusted for net loan fees, origination costs, and the accretion or amortization of fair value marks on loans, investments, time deposits and/or borrowings recorded in purchase accounting, less interest paid on interest‑bearing deposits and borrowings. Net interest income is the Company’s largest source of revenue, with revenue defined as the sum of net interest income and non‑interest income.

For the quarter ended March 31, 2026, net interest income totaled $52.4 million, representing approximately 81% of total revenues, compared to $48.8 million, or 81% of total revenues, for the same period in 2025. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest‑earning assets and interest‑bearing liabilities, and the level of non‑performing assets.

Net Interest Income (Fully-Taxable Equivalent) for the Three Months Ended March 31, 2026 and 2025. On a fully-taxable equivalent basis, net interest income for the three months ended March 31, 2026 was $52.6 million, an increase of $3.4 million, or 7%, compared to the same period in 2025. The increase between periods was driven primarily by a decrease in interest expense of $3.5 million, or 12%, and partially offset by a decrease in interest income, on a fully-taxable equivalent basis, of $125,000, or less than 1%.

Average funding liabilities totaled $6.1 billion for the first quarter of 2026, a decrease of $34.8 million, or 1%, compared to the first quarter of 2025. Interest expense for the first quarter of 2026 decreased $3.5 million, primarily due to a reduction in the average cost of funds of 22 basis points to 1.72%. The decrease in the average cost of funds reflects changes in the interest rate environment, as well as a reduction in average high‑cost brokered deposits of $67.3 million between periods. The Federal Funds Effective Rate for the first quarter of 2026 was 3.64%, which was 69 basis points lower than the same period of 2025.

Average interest‑earning assets totaled $6.5 billion for the first quarter of 2026, an increase of $31.3 million, or 1%, compared to the first quarter of 2025. The decrease in interest income between periods of $125,000 was primarily attributable to a reduction in the recognition of net fair value mark accretion from purchase accounting, which declined by $727,000 between periods to $4.3 million in the first quarter of 2026. Fair value mark accretion recognized during the quarter consisted of $3.7 million related to loans and $759,000 related to investments, decreases of $655,000 and $72,000, respectively, between periods.

Net Interest Margin (Fully-Taxable Equivalent) for the Three Months Ended March 31, 2026 and 2025. Net interest margin, on a fully-taxable equivalent basis, for the three months ended March 31, 2026 was 3.24%, an increase of 20 basis points over the three months ended March 31, 2025. Refer to the discussion above for a description of the factors contributing to the change between periods. Adjusting for the impact of net fair value market accretion income from purchase accounting, which contributed $4.3 million and $5.0 million to net interest income for the first quarter of 2026 and 2025, respectively, the Company reported non-GAAP, core net interest margin of 2.92% for the three months ended March 31, 2026, an increase of 24 basis points over the same period of 2025.

The following tables present, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Quarterly Average Balance, Interest and Yield/Rate Analysis
	Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$32,360	$380	4.70%	$84,211	$936	4.44%
Investments - taxable	1,395,629	10,857	3.11%	1,375,818	10,442	3.04%
Investments - nontaxable(1)	61,137	576	3.77%	62,485	592	3.79%
Loans(2):
Commercial real estate	2,183,289	30,605	5.61%	2,065,534	29,377	5.69%
Commercial(1)	360,451	5,513	6.12%	409,037	6,514	6.37%
Municipal(1)	51,070	653	5.18%	90,554	1,378	6.17%
Residential real estate	2,018,838	24,089	4.77%	2,034,024	23,960	4.71%
Home equity	336,593	5,533	6.67%	283,516	5,080	7.27%
Consumer	16,769	390	9.43%	19,631	442	9.13%
Total loans	4,967,010	66,783	5.39%	4,902,296	66,751	5.45%
Total interest-earning assets	6,456,136	78,596	4.88%	6,424,810	78,721	4.91%
Cash and due from banks	64,370			77,740
Other assets	458,688			444,714
Less: ACL	(45,558)			(44,898)
Total assets	$6,933,636			$6,902,366
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,088,115	$—	—%	$1,107,398	$—	—%
Interest checking	1,682,848	6,637	1.60%	1,703,056	7,778	1.85%
Savings	1,114,741	3,866	1.41%	894,803	2,156	0.98%
Money market	815,112	4,671	2.32%	918,637	5,956	2.63%
Certificates of deposit	665,552	5,203	3.17%	706,851	6,490	3.72%
Total deposits	5,366,368	20,377	1.54%	5,330,745	22,380	1.70%
Borrowings:
Brokered deposits	129,178	1,271	3.99%	196,510	2,241	4.62%
Customer repurchase agreements	256,619	590	0.93%	236,437	751	1.29%
Junior subordinated debentures	61,545	888	5.85%	61,282	898	5.94%
Other borrowings	324,853	2,887	3.60%	348,402	3,267	3.80%
Total borrowings	772,195	5,636	2.96%	842,631	7,157	3.44%
Total funding liabilities	6,138,563	26,013	1.72%	6,173,376	29,537	1.94%
Other liabilities	89,737			103,201
Shareholders' equity	705,336			625,789
Total liabilities & shareholders' equity	$6,933,636			$6,902,366
Net interest income (fully-taxable equivalent)		52,583			49,184
Less: fully-taxable equivalent adjustment		(225)			(326)
Net interest income		$52,358			$48,858
Net interest rate spread (fully-taxable equivalent)			3.16%			2.97%
Net interest margin (fully-taxable equivalent)			3.24%			3.04%
Core net interest margin (fully-taxable equivalent)(3)			2.92%			2.68%
(1)    Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21%, including certain commercial loans.
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

	Three Months Ended
	March 31, 2026 vs. March 31, 2025
	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$(576)	$20	$(556)
Investments – taxable	151	264	415
Investments – nontaxable	(13)	(3)	(16)
Commercial real estate	1,675	(447)	1,228
Commercial	(774)	(227)	(1,001)
Municipal	(601)	(124)	(725)
Residential real estate	(179)	308	129
Home equity	951	(498)	453
Consumer	(64)	12	(52)
Total interest income (fully-taxable equivalent)	570	(695)	(125)
Interest-bearing liabilities:
Interest checking	(92)	(1,049)	(1,141)
Savings	531	1,179	1,710
Money market	(671)	(614)	(1,285)
Certificates of deposit	(379)	(908)	(1,287)
Brokered deposits	(767)	(203)	(970)
Customer repurchase agreements	64	(225)	(161)
Junior subordinated debentures	4	(14)	(10)
Other borrowings	(221)	(159)	(380)
Total interest expense	(1,531)	(1,993)	(3,524)
Net interest income (fully-taxable equivalent)	$2,101	$1,298	$3,399

Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended March 31,
(In thousands)		2026	2025
Net fair value mark accretion income from purchase accounting	Interest income and interest expense	$4,345	$5,016
Net loan origination fees	Interest income	451	494
Recoveries on previously charged-off acquired loans	Interest income	39	23
Interest income from residential real estate derivatives	Interest income	(14)	588
Total		$4,821	$6,121

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Provision for loan losses(1)	$806	$8,873	$(8,067)	(91)%
(Credit) provision for credit losses on off-balance sheet credit exposures(2)	(253)	556	(809)	(146)%
Provision for credit losses	$553	$9,429	$(8,876)	(94)%
(1)Provision for loan losses: The Company recorded provision expense of $806,000 for the first quarter of 2026, primarily driven by the annual update to significant model inputs and assumptions within the allowance for credit losses framework, which resulted in higher modeled loss expectations within the commercial and residential loan portfolios. Refer to Note 4 of the consolidated financial statements for further details.
The provision for credit losses recorded in the first quarter of 2025 totaled $8.9 million and was primarily driven by the acquisition of Northway on January 2, 2025, including the required establishment of the allowance on acquired non‑PCD loans at closing totaling $6.3 million.
(2)Provision for credit losses on off-balance sheet credit exposures: At March 31, 2026, the ACL on off-balance sheet credit exposures was $2.8 million, as compared to $3.4 million as of March 31, 2025.

Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Debit card income	$3,422	$3,233	$189	6%
Service charges on deposit accounts	2,158	2,318	(160)	(7)%
Income from fiduciary services(1)	2,014	1,838	176	10%
Brokerage and insurance commissions	1,735	1,697	38	2%
Mortgage banking income, net(2)	828	508	320	63%
Bank-owned life insurance(3)	791	660	131	20%
Other income	1,032	942	90	10%
Total non-interest income	$11,980	$11,196	$784	7%
Non-interest income as a percentage of total revenues	19%	19%
(1)Income from fiduciary services: The increase between periods was driven by the increase in assets under management of $120.3 million, or 10%, to $1.3 billion at March 31, 2026.
(2)Mortgage banking income, net: The increase between periods was driven by the increase in the gain from the sale of residential mortgage loans. During the three months ended March 31, 2026, the Company sold $61.0 million, or 52% of its residential mortgage production, compared to $41.8 million or 55% for the same period of 2025.
(3)Bank-owned life insurance: The increase between periods was driven by the proceeds received from a death benefit on one of our BOLI policies during the first three months ended March 31, 2026.

Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Salaries and employee benefits(1)	$19,615	$20,243	$(628)	(3)%
Furniture, equipment and data processing	4,644	4,731	(87)	(2)%
Net occupancy costs	3,059	3,033	26	1%
Debit card expense	1,616	1,690	(74)	(4)%
Amortization of CDI assets	1,354	1,473	(119)	(8)%
Consulting and professional fees(2)	921	1,498	(577)	(39)%
Regulatory assessments	907	986	(79)	(8)%
OREO and collection costs, net	6	90	(84)	(93)%
Merger and acquisition costs(3)	—	7,525	(7,525)	(100)%
Other expenses(4)	3,586	3,182	404	13%
Total non-interest expense	$35,708	$44,451	$(8,743)	(20)%
Ratio of non-interest expense to total revenues	55.50%	74.02%
Efficiency ratio (non-GAAP)	53.21%	58.72%
(1)Salaries and employee benefits: The decrease between periods was primarily driven by the reduction in number of employees following the acquisition of Northway on January 2, 2025, and completion of our integration in mid-March 2025 as we achieved our expected merger synergies.
(2)Consulting and professional fees: The decrease between periods was primarily driven by the discontinuance of a number of legacy Northway consulting arrangements that were no longer required following the acquisition of Northway on January 2, 2025, and completion of integration activities in mid-March 2025 as we achieved our expected merger synergies.
(3)Merger and acquisition costs: The merger and acquisition costs occurred in the first quarter of 2025 were related to the Northway acquisition. The Company did not incur similar costs during the first quarter of 2026.
(4)Other expenses: The increase between periods was primarily driven by higher marketing expenses of $254,000 and increased customer‑related costs, including fraud, of $87,000.

Income Tax Expense

The Company recorded income tax expense of $6.2 million for the three months ended March 31, 2026, compared to an income tax benefit of $1.2 million for the same period in 2025. The income tax benefit recognized for the three months ended March 31, 2025, was driven by lower pre-tax income driven by merger and acquisition costs of $7.5 million and remeasurement of our deferred tax assets that resulted in a reduction to income tax expense of $2.6 million, each were driven by the Company’s acquisition of Northway on January 2, 2025.

The Company’s estimated effective tax rate for 2026, before any discrete period items, is 22.5%, compared to our reported effective tax rate for 2025 of 17.2%. The increase in our estimated effective tax rate is driven by the aforementioned income tax benefit from the deferred tax asset remeasurement, lower forecasted tax-exempt income from municipal bonds, lower income tax credits and lower BOLI income as a percentage of pre-tax income.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents as of March 31, 2026, were $133.7 million, compared to $97.5 million at December 31, 2025. The increase in cash and cash equivalents was driven by temporary deposit and investment cash flows. The Company continues to actively manage its cash balances.

Included within the Company’s cash and cash equivalents’ balances at March 31, 2026 and December 31, 2025, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position totaling $7.5 million and $7.2 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 8 and 9 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of March 31, 2026 and December 31, 2025, our investment portfolio consisted of MBS, CMO, municipal and subordinated corporate debt securities; FHLBB, FRB and other correspondent bank relationship common stock; and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans.

As of March 31, 2026, the reported value of the Company’s total investments portfolio was $1.4 billion, a decrease of $45.3 million, or 3%, since December 31, 2025, driven by normal paydowns, calls and maturities.

AFS and HTM Debt Securities. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively.

Our AFS debt securities portfolio, which comprised 64% of our investment portfolio as of both March 31, 2026 and December 31, 2025, was carried at fair value on our consolidated statements of financial condition using Level 2 valuation techniques. Refer to Note 14 of the consolidated financial statements for further details on the Company's fair value techniques.

Our HTM debt securities are carried at amortized cost on our consolidated statements of financial condition and comprised 34% of our investment portfolio as of both March 31, 2026 and December 31, 2025.

The book value of our debt securities was $1.4 billion as of both March 31, 2026 and December 31, 2025. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated subordinated corporate and municipal bonds by nationally recognized rating agencies. At March 31, 2026 and December 31, 2025, the book value of U.S. government and government‑sponsored agencies represented approximately 93% of our debt securities portfolio.

The following table details the composition of the Company's investment portfolio, based on the book value of each security type as a percentage of total book value of the Company's debt securities, as of the dates indicated:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	($)	% of Total Debt Securities	($)	% of Total Debt Securities
MBS - Agency-backed	$967,593	68%	$991,803	68%
CMO - Agency-backed	345,166	24%	358,994	24%
Municipal	60,822	4%	61,106	4%
Subordinated corporate bonds	38,246	3%	38,212	3%
Other - Agency-backed	7,899	1%	7,865	1%
Total	$1,419,726	100%	$1,457,980	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of March 31, 2026, compared to December 31, 2025, remains consistent and is believed to be well-positioned to provide a stable source of cash flow. As of March 31, 2026 and December 31, 2025, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.8 years and 4.9 years, respectively.

The following table presents the fair value and book value of the Company's subordinated corporate bonds and municipal securities, as of the dates indicated:

	March 31, 2026				December 31, 2025
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain
Municipal bonds	52	$59,227	$60,822	$(1,595)	53	$60,167	$61,105	$(938)
Subordinated corporate bonds	16	38,719	38,246	473	18	38,812	38,212	600
Total	68	$97,946	$99,068	$(1,122)	71	$98,979	$99,317	$(338)

At March 31, 2026 and December 31, 2025, municipal bonds represented 4% of the book value of the total bond portfolio, and all of our municipal bonds carried an investment‑grade credit rating.

At March 31, 2026 and December 31, 2025, subordinated corporate bonds represented 3% of the book value of the total bond portfolio, of which $26.0 million, or 68%, carried an investment‑grade credit rating, and $12.2 million, or 32%, consisted of non‑rated subordinated corporate bonds of community banks within our markets. As of March 31, 2026, the subordinated corporate bond portfolio was made up of 15 different companies, which included 13 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 34% of our exposure as of March 31, 2026, being to global systemically important banks, or "G-SIBs". We continue to monitor and analyze the performance of our subordinated corporate bond portfolio.

We completed a review of our HTM and AFS investment portfolio as of March 31, 2026, and concluded that no ACL was warranted on any of our bonds at this time.

Other Investments. Our other investments on the consolidated statements of condition is primarily made up of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of March 31, 2026 and December 31, 2025, our investment in FHLBB common stock totaled $14.6 million and $17.7 million, respectively, while our investment in FRB common stock totaled $8.7 million at both dates.

Trading Securities. Our investments in mutual funds are designated as trading securities and carried at fair value. These investments are held within a rabbi trust and will be used for future payments associated with the Company’s Executive and Director Deferred Compensation Plan. These investments are carried at fair value using Level 1 valuation techniques. Refer to Note 14 of the consolidated financial statements for further details on fair value.

Loans

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	March 31, 2026	December 31, 2025	$	%
Commercial real estate - non-owner-occupied	$1,780,079	$1,778,985	$1,094	—%
Commercial real estate - owner-occupied	415,662	406,120	9,542	2%
Commercial	414,694	417,439	(2,745)	(1)%
Residential real estate	1,993,435	2,012,922	(19,487)	(1)%
Home equity	342,874	332,256	10,618	3%
Consumer	16,273	17,416	(1,143)	(7)%
Total loans	$4,963,017	$4,965,138	$(2,121)	—%
Commercial Loan Portfolio	$2,610,435	$2,602,544	$7,891	—%
Retail Loan Portfolio	$2,352,582	$2,362,594	$(10,012)	—%
Commercial Portfolio Mix	53%	52%
Retail Portfolio Mix	47%	48%

Portfolio Concentrations. Our primary geographical markets are Maine, New Hampshire and Massachusetts, making up 57%, 25%, and 13%, respectively, of the loan portfolio as of March 31, 2026, compared to 57%, 25% and 12%, respectively, as of December 31, 2025. As of March 31, 2026, our distribution channels included 56 branches in Maine and 16 branches in New Hampshire, and an online residential mortgage and small business digital loan platform.

As of March 31, 2026, the (i) non-residential building operators’ industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and (ii) lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were both 28% of our total commercial real estate portfolio and 12% of total loans, respectively. As of March 31, 2026, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	March 31, 2026			December 31, 2025			Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	% of Total Loan Portfolio	$	% of Commercial Loan Portfolio	% of Total Loan Portfolio	$	%
Real estate investment(1)	$1,337,737	51%	27%	$1,335,058	51%	27%	$2,679	—%
Lodging	317,849	12%	6%	306,182	12%	6%	11,667	4%
Retail trade	169,564	7%	3%	158,397	6%	3%	11,167	7%
Health care	152,733	6%	3%	152,887	6%	3%	(154)	—%
Construction	84,292	3%	2%	82,397	3%	2%	1,895	2%
Wholesale trade	77,573	3%	2%	77,787	3%	2%	(214)	—%
Manufacturing	70,485	3%	1%	65,495	3%	1%	4,990	8%
Finance and insurance	59,278	2%	1%	61,236	2%	1%	(1,958)	(3)%
Other (each < 2%)	340,924	13%	8%	363,105	14%	7%	(22,181)	(6)%
Total	$2,610,435	100%	53%	$2,602,544	100%	52%	$7,891	—%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,780,079	66%	37%	$1,778,985	68%	36%	1,094	—%
Commercial real estate - owner-occupied	415,662	15%	8%	406,120	16%	8%	9,542	2%
Commercial	414,694	19%	8%	417,439	16%	8%	(2,745)	(1)%
Total	$2,610,435	100%	53%	$2,602,544	100%	52%	$7,891	—%
(1)    The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	March 31, 2026			December 31, 2025			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$453,596	34%	9%	$445,583	33%	9%	$8,013	2%
Retail	195,644	15%	4%	203,011	15%	4%	(7,367)	(4)%
Office(b)	179,422	13%	4%	182,651	14%	4%	(3,229)	(2)%
Industrial	177,227	13%	3%	180,099	13%	4%	(2,872)	(2)%
Multi-family (1-4 units)(c)	142,778	11%	3%	144,074	11%	3%	(1,296)	(1)%
Other(d)	189,070	14%	4%	179,640	14%	3%	9,430	5%
Total	$1,337,737	100%	27%	$1,335,058	100%	27%	$2,679	—%
(a)    Multi-family (5+ units) loans are primarily located in non-urban locations, including 51% in Maine, 35% in New Hampshire, and 13% in Massachusetts as of March 31, 2026, compared to 50%, 37%, and 11%, respectively, as of December 31, 2025.
(b)    Office loans are primarily located in non-urban locations, including 45% in Maine, 39% in New Hampshire, and 15% in Massachusetts as of March 31, 2026, compared to 46%, 39%, and 15%, respectively, as of December 31, 2025.
(c)    Represents multi-family (1-4 units) that are used for commercial purposes.
(d)    Includes multiple property types that individually are less than 5% of the real estate investment portfolio and individually are 1% or less of the total loan portfolio.

Related Party Transactions. The Bank is permitted, in its normal course of business, to make loans to certain officers and directors of the Company and Bank under terms that are consistent with the Bank’s lending policies and regulatory requirements. In addition to extending loans to certain officers and directors of the Company and Bank on terms consistent with the Bank’s lending policies, federal banking regulations also require training, audit and examination of the adherence to this policy (also known as “Regulation O” requirements). Note 4 of the consolidated financial statements provides information on related party lending transactions. We have not entered into significant related party transactions.

Asset Quality

Asset quality is of the utmost importance to the Company, and continues to be of great focus given current market conditions. Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:
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
•The Directors’ Credit Committee of the Board of Directors reviews large credit exposures, monitors external loan review reports, reviews the lending authority for individual loan officers when required, and has approval authority and responsibility for all matters regarding the loan policy and other credit-related policies, including reviewing and monitoring asset quality trends, and concentration levels.
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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Non-accrual loans:
Commercial real estate - non-owner-occupied	$5,017	$429
Commercial real estate - owner-occupied	403	210
Commercial	2,689	3,042
Residential real estate	2,252	2,667
Home equity	596	672
Consumer	2	3
Total non-accrual loans	10,959	7,023
Other real estate owned	—	—
Total non-performing assets	$10,959	$7,023
Total loans, excluding loans held for sale	$4,963,017	$4,965,138
Total assets	$6,961,581	$6,974,584
ACL on loans	$45,576	$45,276
ACL on loans to non-accrual loans	415.88%	644.68%
Non-accrual loans to total loans	0.22%	0.14%
Non-performing loans to total loans	0.22%	0.14%
Non-performing assets to total assets	0.16%	0.10%
Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of March 31, 2026 and December 31, 2025, loans classified as potential problem loans totaled $381,000 and $4.6 million, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$569	$4,698
Commercial real estate - owner-occupied	—	586
Commercial	1,350	541
Residential real estate	772	1,565
Home equity	328	713
Consumer	58	59
Total	$3,077	$8,162
Total loans	$4,963,017	$4,965,138
Accruing loans 30-89 days past due to total loans	0.06%	0.16%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended March 31,		As of or For The Year Ended December 31, 2025
(Dollars in thousands)	2026	2025
ACL on loans at the beginning of the period	$45,276	$35,728	$35,728
ACL on acquired PCD loans	—	3,071	3,071
Components of Provision for Credit Losses on Loans:
Provision for acquired non-PCD loans	—	6,293	6,293
General provision for loan losses	806	2,580	15,738
Total provision for credit losses on loans	806	8,873	22,031
Net charge-offs (recoveries)(1):
Commercial real estate	(4)	139	3,151
Commercial	475	786	12,231
Residential real estate	(6)	(2)	(21)
Home equity	—	3	20
Consumer	41	23	173
Total net charge-offs	506	949	15,554
ACL on loans at the end of the period	$45,576	$46,723	$45,276
Components of ACL:
ACL on loans	$45,576	$46,723	$45,276
ACL on off-balance sheet credit exposures	2,810	3,362	3,064
ACL at end of the period	$48,386	$50,085	$48,340
Total loans, excluding loans held for sale	$4,963,017	$4,885,086	$4,965,138
Average loans	$4,967,010	$4,902,296	$4,953,595
Net charge-offs to average loans	0.04%	0.08%	0.31%
Provision for loan losses to average loans	0.02%	0.18%	0.44%
ACL on loans to total loans	0.92%	0.96%	0.91%

(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended March 31,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2026:
Commercial real estate	$—	$4	$(4)	2,183,289	—%
Commercial	627	152	475	411,521	0.12%
Residential real estate	—	6	(6)	2,018,838	—%
Home equity	—	—	—	336,593	—%
Consumer	43	2	41	16,769	0.24%
Total	$670	$164	$506	$4,967,010	0.04%
2025:
Commercial real estate	$191	$52	$139	$2,065,534	0.01%
Commercial	896	110	786	499,591	0.16%
Residential real estate	4	6	(2)	2,034,024	—%
Home equity	3	—	3	283,516	—%
Consumer	26	3	23	19,631	0.12%
Total	$1,120	$171	$949	$4,902,296	0.02%

	For the Year Ended December 31,
2025:
Commercial real estate	$3,220	$69	$3,151	$2,112,281	0.15%
Commercial	12,659	428	12,231	487,827	2.51%
Residential real estate	4	25	(21)	2,034,170	—%
Home equity	21	1	20	300,686	0.01%
Consumer	185	12	173	18,631	0.93%
Total	$16,089	$535	$15,554	$4,953,595	0.31%

ACL on Loans. During the first quarter of 2026, we completed our annual review and assessment of significant model inputs and assumptions within the discounted cash flow analysis used for estimating the Company’s ACL on loans, and we determined there were no material changes to our methodology or key loss drivers. The significant key assumptions used with the ACL on loans calculation as of March 31, 2026 and December 31, 2025, included: (i) Company-specific key loss drivers (i.e., macroeconomic factors), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of March 31, 2026 and December 31, 2025, the recorded ACL on loans was $45.5 million, or 0.92% to total loans, and $45.2 million, or 0.91% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a recession over the next 12 to 24 months using multiple scenarios and probability weighting each scenario. The ACL on loans as of March 31, 2026 and December 31, 2025, incorporated a similar weighting for the probability of a recession over the next 12 to 24 months based on our forecasted macroeconomic outlook as of each date. Refer to “—Provision for Credit Losses” and Note 4 of the consolidated financial statements for other factors impacting the change in ACL on loans during the three months ended March 31, 2026.

We may adjust our assumptions to account for differences between expected and actual losses from period to period. A future change of our assumptions likely will alter the level of allowance required and may have a material impact on future results of operations and financial condition. The ACL on loans is reviewed periodically within a calendar quarter to assess trends in CECL (“Current Expected Credit Losses”) key assumptions and asset quality, and their effects on the Company's financial condition.

ACL on Off-Balance Sheet Credit Exposures. The ACL on off-balance sheet credit exposures as of March 31, 2026 and December 31, 2025 was $2.8 million and $3.1 million, respectively. During the three months ended March 31, 2026, there were no significant changes in our model methodology to determine the ACL on off-balance sheet credit exposures The model uses the credit loss factors for each segment calculated within the ACL on loans model described above.

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

ACL on HTM Securities. As of March 31, 2026 and December 31, 2025, we evaluated our HTM debt securities for any credit concerns and none were identified. As of March 31, 2026 and December 31, 2025, we did not carry an ACL recorded on the Company’s HTM investments. Refer to “—Investments” and Note 3 of the consolidated financial statements for further discussion.

Liabilities

Deposits. Deposits totaled $5.6 billion and $5.5 billion at March 31, 2026 and December 31, 2025, respectively. The 1% increase during the first quarter of 2026 was driven by an increase in core deposits of $86.3 million, or 2%, to $4.8 billion at March 31, 2026. Savings and interest checking deposit balances grew 5% and 4%, respectively, during the first quarter of 2026, offsetting the decrease in non-interest checking, CDs, and brokered deposits of 3%, 4% and 9%, respectively, during the same period.

The Company's loan-to-deposit ratio was 89% at March 31, 2026 compared to 90% at December 31, 2025.

As of March 31, 2026, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.3 billion, or 24% of total deposits, as of March 31, 2026, and $1.3 billion, or 23% of total deposits, as of December 31, 2025.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $837.0 million, or 15% of total deposits, as of March 31, 2026, and $828.3 million, or 15% of total deposits, as of December 31, 2025.

Borrowings. As of March 31, 2026, total borrowings were $576.0 million, a decrease of $68.3 million, or 11%, since December 31, 2025. The decrease in borrowings during the first quarter of 2026 was driven by a $75.0 million, or 23%, decrease in FHLBB advances as the Company was able to replace its funding with lower cost core deposit growth.

Shareholders' Equity

Shareholders' equity as of March 31, 2026, totaled $710.0 million, an increase of $13.4 million, or 2%, since December 31, 2025.

On March 31, 2026, the Company announced a quarterly cash dividend to shareholders of $0.42 per share totaling $7.1 million, payable on April 30, 2026 to shareholders of record as of April 15, 2026. As of March 31, 2026, the Company's annualized dividend yield was 3.54% based on Camden National's closing share price of $47.45, as reported by NASDAQ on March 31, 2026.

In January 2026, the Company’s Board of Directors authorized the repurchase of up to 850,000 shares of the Company’s common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock as of December 31, 2025. During the three months ended March 31, 2026, the Company repurchased 33,131 shares of its common stock at a weighted average price of $44.85 per share totaling $1.5 million.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended March 31,		As of or For The Year Ended December 31, 2025
	2026	2025
Financial Ratios
Average equity to average assets	10.17%	9.07%	9.44%
Common equity ratio	10.20%	9.19%	9.99%
Tangible common equity ratio (non-GAAP)	7.64%	6.49%	7.41%
Dividend payout ratio	32.56%	97.67%	45.21%
Per Share Data
Book value per share	$41.98	$37.91	$41.16
Tangible book value per share (non-GAAP)	$30.58	$26.02	$29.69
Dividends declared per share	$0.42	$0.42	$1.68

Refer to “—Capital Resources” and Note 10 of the consolidated financial statements for further discussion of the Company and Bank's capital resources and regulatory capital requirements.

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

As of March 31, 2026, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash(1)	$65,986
Unpledged investment securities	410,120
Over collateralized securities pledging position	102,389
FHLBB	998,724
Fed Discount Window	145,146
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,817,237
(1)    Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of March 31, 2026, the minimum reserve requirement remains at zero.
Total available primary liquidity of $1.8 billion was 2.2 times uninsured and uncollateralized deposits as of March 31, 2026. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primary liquidity noted above, as of March 31, 2026, we may access an additional $1.3 billion in funding through brokered deposits.

Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of March 31, 2026 and December 31, 2025, total deposits, including brokered deposits, were $5.6 billion and $5.5 billion, respectively. Refer to “—Financial Condition—Liabilities—Deposits” for further discussion on deposits.

The following is a summary of the scheduled maturities of CDs as of March 31, 2026:

(Dollars in thousands)	CDs
1 year or less	$609,404
> 1 year	42,598
Total	$652,002

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB, other federal funds and customer repurchase agreements. As of March 31, 2026, total borrowings were $576.0 million, compared to $644.3 million as of December 31, 2025. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of March 31, 2026, the Company had $998.7 million in borrowing capacity from the FHLBB.

Customer repurchase agreements are secured by MBS and government-sponsored enterprises investment securities. Through the Bank, as of March 31, 2026, we have available lines of credit of $9.9 million with the FHLBB, $85.0 million with two correspondent banks, and $145.1 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of March 31, 2026:

(Dollars in thousands)	FHLBB Advances	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$250,000	$263,429	$—	$513,429
> 1 year	1,000	—	61,590	62,590
Total	$251,000	$263,429	$61,590	$576,019

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of March 31, 2026, qualifying residential mortgage loans with a book value of $2.0 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	March 31, 2026
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	% of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$66,535	$442,987	$447,060	$2,514	$959,096	19%
Commercial	15,093	131,762	56,494	8,106	211,455	4%
Residential real estate	645	8,944	112,852	1,349,431	1,471,872	30%
Home equity	46	117	13,043	281,103	294,309	6%
Consumer	1,761	11,453	2,972	87	16,273	—%
Total fixed rate	84,080	595,263	632,421	1,641,241	2,953,005	59%
Adjustable/Variable Rate:
Commercial real estate(2)	105,072	449,369	443,158	239,046	1,236,645	25%
Commercial	57,250	79,480	59,944	6,565	203,239	4%
Residential real estate	16	1,306	32,990	487,251	521,563	11%
Home equity	34	2,630	13,616	32,285	48,565	1%
Total adjustable/variable rate	162,372	532,785	549,708	765,147	2,010,012	41%
Total loans	$246,452	$1,128,048	$1,182,129	$2,406,388	$4,963,017	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Interest rates have remained elevated during 2025, which has continued to result in slowing cash flows. As of March 31, 2026 and December 31, 2025, the Company’s MBS and CMO debt securities portfolio totaled 92% of its total investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $278.6 million as of March 31, 2026.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of March 31, 2026:

(Dollars in thousands)	Contractual Cash Flows(1)
1 year or less	$145,516
> 1 year	1,229,358
Total	$1,374,874
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the three months ended March 31, 2026, the Company reported net income of $21.9 million and paid cash dividends of $7.1 million to shareholders.

In addition, in the course of its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of March 31, 2026, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(Dollars in thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$17,761	$1,579	$16,182
Finance leases	8,946	244	8,702
Other contractual obligations	4,937	4,937	—
Total	$31,644	$6,760	$24,884

The Company’s estimated lease liability for its various operating and finance leases was reported within other liabilities on our consolidated statements of condition.

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $710.0 million as of March 31, 2026 and $696.6 million as of December 31, 2025, which amounted to 10% of total assets. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders’ equity for the three months ended March 31, 2026.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company’s

Board of Directors. We declared dividends to shareholders in the aggregate amount of $7.1 million the three months ended March 31, 2026 and 2025. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. The Bank declared dividends payable to the Company in the amount of $11.4 million during the first quarter of 2026. The Bank did not declare any dividends during the first quarter of 2025. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank’s regulatory capital requirements. As of March 31, 2026 and December 31, 2025, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as “well capitalized” under applicable prompt corrective action provisions.

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

There have been no material changes to the Company’s risk categories and risk management policies as described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further details regarding the Company’s risk management.

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

As of March 31, 2026 and 2025, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	March 31, 2026	March 31, 2025
Year 1
+200 basis points	(2.4)%	(1.7)%
-200 basis points	3.3%	3.1%
Year 2
+200 basis points	3.8%	5.7%
Rates unchanged	5.1%	8.0%
-200 basis points	7.3%	11.4%
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

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to “—Financial Condition—Investments” for further details of the Company’s investment portfolio, including the duration of the bond portfolio as of March 31, 2026 and December 31, 2025.

Periodically, if deemed appropriate, we use back-to-back loan swaps, interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate risk position. The Board of Directors has approved hedging policy statements governing the use of these instruments. The Board and Management ALCO monitor derivative activities relative to their expectations and our hedging policies. Refer to Note 8 of the consolidated financial statements for further discussion of these derivative instruments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information required by this Item 3 is included in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” and such information is incorporated into this Item 3 by reference.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer & Principal Financial and Accounting Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer & Principal Financial and Accounting Officer concluded that they believe the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 1A.  RISK FACTORS
There are a number of factors that may adversely affect the Company’s business, financial results or stock price. Refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for discussion of these risks.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
January 1-31, 2026	—	$—	—	850,000
February 1-28, 2026	—	—	—	850,000
March 1-31, 2026	33,792	44.84	33,131	816,869
Total	33,792	$44.84	33,131	816,869
(1) Includes 661 shares surrendered by employees of the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.
(2) In January 2026, the Company announced that the Board of Directors had authorized a common stock repurchase program for management to repurchase up to 850,000 shares. This program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 7, 2027.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in iXBRL: (i) Consolidated Statements of Condition - March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income - Three Months Ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three Months Ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2026 and 2025; and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	May 7, 2026
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	May 7, 2026
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer