Form 10-Q
period 2026-06-30
CAMDEN NATIONAL CORP
filed 2026-08-06
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at July 30, 2026: Common stock (no par value) 16,897,049 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$84,576	$71,503
Interest-bearing deposits in other banks	15,324	25,989
Total cash and cash equivalents	99,900	97,492
Investments:
Trading securities	4,948	5,747
Available-for-sale securities, at fair value (amortized cost of $937,123 and $972,686, respectively)	892,153	930,401
Held-to-maturity securities, at amortized cost (fair value of $432,640 and $457,821, respectively)	463,318	485,292
Other investments	23,433	26,497
Total investments	1,383,852	1,447,937
Loans held for sale, at fair value (book value of $13,866 and $14,965, respectively)	13,890	15,040
Loans	5,004,468	4,965,138
Less: allowance for credit losses on loans	(45,604)	(45,276)
Net loans	4,958,864	4,919,862
Goodwill	151,505	151,505
Core deposit intangible assets	39,872	42,580
Bank-owned life insurance	113,589	112,119
Premises and equipment, net	51,453	51,349
Deferred tax assets	47,563	51,079
Other assets	90,492	85,621
Total assets	$6,950,980	$6,974,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,080,352	$1,113,450
Interest checking	1,755,545	1,703,971
Savings and money market	1,995,303	1,910,708
Certificates of deposit	632,355	679,087
Brokered deposits	91,549	130,565
Total deposits	5,555,104	5,537,781
Short-term borrowings	508,386	581,780
Long-term borrowings	1,000	1,000
Junior subordinated debentures	61,665	61,515
Accrued interest and other liabilities	98,899	95,950
Total liabilities	6,225,054	6,278,026
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 16,896,273 and 16,924,310 on June 30, 2026 and December 31, 2025, respectively	213,018	215,797
Retained earnings	575,804	545,149
Accumulated other comprehensive loss	(62,896)	(64,388)
Total shareholders’ equity	725,926	696,558
Total liabilities and shareholders’ equity	$6,950,980	$6,974,584

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$67,258	$67,477	$133,937	$134,026
Taxable interest on investments	10,245	10,257	20,541	20,029
Nontaxable interest on investments	451	455	906	923
Dividend income	377	493	790	1,013
Other interest income	660	641	1,188	1,727
Total interest income	78,991	79,323	157,362	157,718
Interest Expense
Interest on deposits	22,305	24,594	43,953	49,215
Interest on borrowings	2,843	4,620	6,319	8,638
Interest on junior subordinated debentures	904	900	1,793	1,798
Total interest expense	26,052	30,114	52,065	59,651
Net interest income	52,939	49,209	105,297	98,067
Provision for credit losses	710	6,920	1,263	16,349
Net interest income after provision for credit losses	52,229	42,289	104,034	81,718
Non-Interest Income
Debit card income	3,786	3,646	7,208	6,879
Service charges on deposit accounts	2,701	2,405	4,859	4,723
Income from fiduciary services	2,220	1,981	4,234	3,819
Brokerage and insurance commissions	2,029	1,794	3,764	3,491
Bank-owned life insurance	1,244	1,003	2,035	1,663
Mortgage banking income, net	1,161	1,060	1,989	1,568
Other income	1,329	1,178	2,361	2,120
Total non-interest income	14,470	13,067	26,450	24,263
Non-Interest Expense
Salaries and employee benefits	20,030	19,392	39,645	39,635
Furniture, equipment and data processing	4,791	4,294	9,435	9,025
Net occupancy costs	2,789	2,693	5,848	5,726
Debit card expense	1,690	1,725	3,306	3,415
Amortization of core deposit intangible assets	1,354	1,473	2,708	2,946
Consulting and professional fees	1,405	1,310	2,326	2,808
Regulatory assessments	862	1,127	1,769	2,113
Other real estate owned and collection costs, net	3	91	9	181
Merger and acquisition costs	—	1,405	—	8,930
Other expenses	4,434	4,086	8,020	7,268
Total non-interest expense	37,358	37,596	73,066	82,047
Income before income tax expense	29,341	17,760	57,418	23,934
Income Tax Expense	6,320	3,679	12,514	2,527
Net Income	$23,021	$14,081	$44,904	$21,407
Per Share Data
Basic earnings per share	$1.36	$0.84	$2.65	$1.27
Diluted earnings per share	$1.35	$0.83	$2.64	$1.26
Cash dividends declared per share	$0.42	$0.42	$0.84	$0.84
Weighted average number of common shares outstanding	16,905,893	16,905,159	16,915,015	16,874,974
Diluted weighted average number of common shares outstanding	17,003,132	16,972,395	17,000,407	16,941,899

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net Income	$23,021	$14,081	$44,904	$21,407
Other comprehensive income:
Net change in fair value of debt securities, net of tax	1,071	5,289	335	19,691
Net change in fair value of cash flow hedging derivatives, net of tax	614	(908)	1,178	(2,913)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(10)	(5)	(21)	(11)
Other comprehensive income	1,675	4,376	1,492	16,767
Comprehensive Income	$24,696	$18,457	$46,396	$38,174

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at March 31, 2025	16,885,571	$213,589	$508,720	$(82,255)	$640,054
Net income	—	—	14,081	—	14,081
Other comprehensive income, net of tax	—	—	—	4,376	4,376
Stock-based compensation expense	—	1,136	—	—	1,136
Issuance of vested share awards, net of repurchase for tax withholdings	34,118	(360)	—	—	(360)
Cash dividends declared ($0.42 per share)	—	—	(7,139)	—	(7,139)
Balance at June 30, 2025	16,919,689	$214,365	$515,662	$(77,879)	$652,148
Balance at March 31, 2026	16,914,371	$214,693	$559,885	$(64,571)	$710,007
Net income	—	—	23,021	—	23,021
Other comprehensive income, net of tax	—	—	—	1,675	1,675
Stock-based compensation expense	—	1,295	—	—	1,295
Issuance of vested share awards, net of repurchase for tax withholdings	33,902	(493)	—	—	(493)
Common stock repurchased	(52,000)	(2,477)	—	—	(2,477)
Cash dividends declared ($0.42 per share)	—	—	(7,102)	—	(7,102)
Balance at June 30, 2026	16,896,273	$213,018	$575,804	$(62,896)	$725,926

	Six Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
Net income	—	—	21,407	—	21,407
Other comprehensive income, net of tax	—	—	—	16,767	16,767
Stock-based compensation expense	—	1,963	—	—	1,963
Issuance of vested share awards, net of repurchase for tax withholdings	56,568	(513)	—	—	(513)
Common stock issued for acquisition of Northway Financial, Inc.	2,283,782	96,490	—	—	96,490
Cash dividends declared ($0.84 per share)	—	—	(15,197)	—	(15,197)
Balance at June 30, 2025	16,919,689	$214,365	$515,662	$(77,879)	$652,148
Balance at December 31, 2025	16,924,310	$215,797	$545,149	$(64,388)	$696,558
Net income	—	—	44,904	—	44,904
Other comprehensive income, net of tax	—	—	—	1,492	1,492
Stock-based compensation expense	—	2,025	—	—	2,025
Issuance of vested share awards, net of repurchase for tax withholdings	57,094	(841)	—	—	(841)
Common stock repurchased	(85,131)	(3,963)	—	—	(3,963)
Cash dividends declared ($0.84 per share)	—	—	(14,249)	—	(14,249)
Balance at June 30, 2026	16,896,273	$213,018	$575,804	$(62,896)	$725,926

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating Activities
Net Income	$44,904	$21,407
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(127,908)	(101,690)
Proceeds from the sale of mortgage loans	130,525	91,258
Gain on sale of mortgage loans, net of origination costs	(1,518)	(1,005)
Provision for credit losses	1,263	16,349
Depreciation and amortization expense	2,751	2,828
Investment securities amortization and accretion, net	795	884
Stock-based compensation expense	2,025	1,963
Amortization of core deposit intangible assets	2,708	2,946
Purchase accounting accretion, net	(8,355)	(9,981)
Net increase (decrease) in derivative collateral received from counterparties	6,330	(6,870)
Deferred income tax expense (benefit)	2,565	(1,359)
(Increase) decrease in other assets	(2,642)	1,501
Decrease in other liabilities	(2,282)	(11,165)
Net cash provided by operating activities	51,161	7,066
Investing Activities
Cash received in acquisition of Northway Financial, Inc.	—	48,261
Proceeds from maturities of available-for-sale debt securities	64,222	48,995
Proceeds from sales of available-for-sale debt securities	—	56,432
Purchase of available-for-sale debt securities	(27,428)	(120,851)
Proceeds from maturities of held-to-maturity securities	24,644	16,298
Purchase of held-to-maturity securities	—	(5,000)
Net increase in loans	(35,808)	(30,659)
Proceeds from BOLI death benefits	566	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(8,624)	(18,265)
Proceeds from sale of Federal Home Loan Bank stock	11,688	16,485
Purchase of premises and equipment	(3,026)	(3,247)
Recoveries of previously charged-off loans	398	299
Net cash provided by investing activities	26,632	8,748
Financing Activities
Net increase (decrease) in deposits	17,323	(90,241)
Net (repayments) proceeds from borrowings less than 90 days	(73,394)	33,247
Repayments of Federal Home Loan Bank long-term advances	—	(45,000)
Common stock repurchases	(3,963)	—
Issuance of restricted stock, net of repurchase for tax withholdings	(841)	(513)
Cash dividends paid on common stock	(14,262)	(14,212)
Finance lease payments	(248)	(243)
Net cash used in financing activities	(75,385)	(116,962)
Net increase (decrease) in cash and cash equivalents	2,408	(101,148)
Cash and cash equivalents at beginning of period	97,492	214,963
Cash and cash equivalents at end of period	$99,900	$113,815
Supplemental information
Interest paid	$52,748	$59,203
Income taxes paid	11,278	983
Cash dividends declared, not paid	7,118	7,125
Change in fair value hedges presented within residential real estate loans and other assets	(2,062)	2,965
Assets acquired in Northway Financial, Inc. acquisition, excluding cash received	—	1,162,736
Liabilities assumed in Northway Financial, Inc. acquisition	—	1,116,771
Common stock issued for Northway Financial, Inc. acquisition	—	96,490

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of June 30, 2026 and December 31, 2025, the consolidated statements of income for the three and six months ended June 30, 2026 and 2025, the consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025, the consolidated statements of changes in shareholders' equity for the three and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. The consolidated financial statements include the accounts of the Company and Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company (which includes the consolidated accounts of Healthcare Professional Funding Corporation (“HPFC”) and Property A, Inc.). All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A (“CCTA”), Union Bankshares Capital Trust I (“UBCT”), Northway Capital Trust III (“NCT III”) and Northway Capital Trust IV (“NCT IV”). These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and six months ended June 30, 2026, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The acronyms, abbreviations and definitions identified below are used throughout this Form 10-Q, including Part I. “Financial Information” and Part II. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The following is provided to aid the reader and provide a reference page when reviewing these sections of the Form 10-Q.

Acronym	Description	Acronym	Description
AFS:	Available-For-Sale	GDP:	Gross Domestic Product
ACL:	Allowance for Credit Losses	HTM:	Held-To-Maturity
ALCO:	Asset/Liability Committee	LIBOR:	London Interbank Offered Rate
AOCI:	Accumulated Other Comprehensive Income (Loss)	Management ALCO:	Management Asset/Liability Committee
ASC:	Accounting Standards Codification	MBS:	Mortgage-Backed Security
ASU:	Accounting Standards Update	N/A:	Not Applicable
Bank:	Camden National Bank, a wholly-owned subsidiary of Camden National Corporation	NCT III:	Northway Capital Trust III, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
BOLI:	Bank-owned life insurance	NCT IV:	Northway Capital Trust IV, an unconsolidated entity formed by Northway Financial, Inc., acquired by the Company on January 2, 2025
Board ALCO:	Board of Directors' Asset/Liability Committee	Northway:	Northway Financial, Inc., the bank holding company of Northway Bank, acquired by the Company on January 2, 2025
CCTA:	Camden Capital Trust A, an unconsolidated entity formed by the Company	N.M.:	Not Meaningful
CD:	Certificates of Deposit	OCC:	Office of the Comptroller of the Currency
CDI:	Core deposit intangible	OCI:	Other Comprehensive Income (Loss)
Company:	Camden National Corporation	OREO:	Other Real Estate Owned
CMO:	Collateralized Mortgage Obligation	PCD:	Purchase Credit Deteriorated
EPS:	Earnings Per Share	PD:	Probability of Default
FASB:	Financial Accounting Standards Board	SERP:	Supplemental Executive Retirement Plans
FDIC:	Federal Deposit Insurance Corporation	SOFR:	Secured Overnight Financing Rate
FHLBB:	Federal Home Loan Bank of Boston	UBCT:	Union Bankshares Capital Trust I, an unconsolidated entity formed by Union Bankshares Company that was subsequently acquired by the Company
FRB:	Federal Reserve System Board of Governors	U.S.:	United States of America
GAAP:	Generally Accepted Accounting Principles in the United States

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company’s consolidated statements of condition at fair value. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s trading securities was $4.9 million and $5.7 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company’s consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
Obligations of states and political subdivisions	$5,303	$1	$(32)	$5,272
MBS issued or guaranteed by U.S. government-sponsored enterprises	701,390	5,253	(43,390)	663,253
CMO issued or guaranteed by U.S. government-sponsored enterprises	213,691	804	(7,361)	207,134
Subordinated corporate bonds	16,739	16	(261)	16,494
Total AFS debt securities	$937,123	$6,074	$(51,044)	$892,153
December 31, 2025
Obligations of states and political subdivisions	$5,303	$1	$(29)	$5,275
MBS issued or guaranteed by U.S. government-sponsored enterprises	720,634	7,540	(43,785)	684,389
CMO issued or guaranteed by U.S. government-sponsored enterprises	230,028	1,141	(6,796)	224,373
Subordinated corporate bonds	16,721	16	(373)	16,364
Total AFS debt securities	$972,686	$8,698	$(50,983)	$930,401

As of June 30, 2026 and December 31, 2025, there was no allowance carried on AFS debt securities.

The Company previously transferred debt securities from AFS to HTM in 2022. Unrealized losses associated with these securities at the time of transfer were recorded in AOCI and are being amortized over the remaining life of the securities as an adjustment to yield. As of June 30, 2026, net unrealized losses related to the transferred securities remaining in AOCI were $34.3 million, net of a deferred tax asset of $9.9 million, and as of December 31, 2025 were $36.7 million, net of a deferred tax asset of $10.6 million.

The net unrealized losses on AFS debt securities recorded in AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of June 30, 2026 were $35.8 million, net of a deferred tax asset of $10.3 million, and as of December 31, 2025 were $33.7 million, net of a deferred tax asset of $9.6 million.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Proceeds from sales(1)	$—	$56,432	$—	$56,432
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
(1)     Shortly after closing the Northway acquisition, the Company sold certain acquired AFS debt securities at fair value and no gain or loss was recognized on the sale.

The following table presents the Company’s AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Obligations of states and political subdivisions	7	$3,300	$(25)	$391	$(7)	$3,691	$(32)
MBS issued or guaranteed by U.S. government-sponsored enterprises	160	89,982	(1,196)	333,118	(42,194)	423,100	(43,390)
CMO issued or guaranteed by U.S. government-sponsored enterprises	61	69,435	(749)	59,550	(6,612)	128,985	(7,361)
Subordinated corporate bonds	7	964	(36)	12,273	(225)	13,237	(261)
Total AFS debt securities	235	$163,681	$(2,006)	$405,332	$(49,038)	$569,013	$(51,044)
December 31, 2025
Obligations of states and political subdivisions	7	$547	$(3)	$3,147	$(26)	$3,694	$(29)
MBS issued or guaranteed by U.S. government-sponsored enterprises	152	79,930	(379)	332,788	(43,406)	412,718	(43,785)
CMO issued or guaranteed by U.S. government-sponsored enterprises	55	46,678	(332)	66,255	(6,464)	112,933	(6,796)
Subordinated corporate bonds	6	—	—	12,129	(373)	12,129	(373)
Total AFS debt securities	220	$127,155	$(714)	$414,319	$(50,269)	$541,474	$(50,983)

For the three and six months ended June 30, 2026 and 2025, the unrealized losses on the Company’s AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt is backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of June 30, 2026 and December 31, 2025, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.5 million and $2.6 million, respectively, and was reported within other assets on the consolidated statements of condition. The Company has elected not to measure an allowance for credit losses on accrued interest receivable; therefore no allowance was recorded at either date.

The amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity as of June 30, 2026, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,497	$3,437
Due after one year through five years	12,803	12,637
Due after five years through ten years	5,742	5,692
Due after ten years	—	—
Subtotal	22,042	21,766
Mortgage-related securities	915,081	870,387
Total	$937,123	$892,153

HTM Debt Securities

HTM debt securities are reported on the Company’s consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
Obligations of U.S. government-sponsored enterprises	$7,933	$—	$(437)	$7,496
Obligations of states and political subdivisions	55,252	231	(1,112)	54,371
MBS issued or guaranteed by U.S. government-sponsored enterprises	259,444	—	(18,349)	241,095
CMO issued or guaranteed by U.S. government-sponsored enterprises	122,148	67	(11,954)	110,261
Subordinated corporate bonds	18,541	898	(22)	19,417
Total HTM debt securities	$463,318	$1,196	$(31,874)	$432,640
December 31, 2025
Obligations of U.S. government-sponsored enterprises	$7,865	$—	$(278)	$7,587
Obligations of states and political subdivisions	55,802	167	(1,077)	54,892
MBS issued or guaranteed by U.S. government-sponsored enterprises	271,168	—	(16,933)	254,235
CMO issued or guaranteed by U.S. government-sponsored enterprises	128,966	84	(10,391)	118,659
Subordinated corporate bonds	21,491	1,120	(163)	22,448
Total HTM debt securities	$485,292	$1,371	$(28,842)	$457,821
(1)Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of June 30, 2026 and December 31, 2025, the unamortized, unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $652,000 and $720,000 in obligations of U.S. government-sponsored enterprises, (2) $4.3 million and $4.6 million in obligations of state and political subdivisions, (3) $25.0 million and $26.8 million in MBS, (4) $13.4 million and $14.4 million in CMO, and (5) $7,800 and $23,000 in subordinated corporate bonds, respectively.

The Company evaluated its HTM debt securities with an amortized cost as of June 30, 2026 and December 31, 2025, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date. Additionally, there were no charge-offs, recoveries or provision recorded during the six months ended June 30, 2026 or 2025.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of June 30, 2026 and December 31, 2025, none of the Company’s HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, total accrued interest receivable on HTM debt securities was $1.6 million at each date and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of June 30, 2026 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,018	$1,027
Due after one year through five years	7,721	7,418
Due after five years through ten years	34,141	34,720
Due after ten years	38,846	38,119
Subtotal	81,726	81,284
Mortgage-related securities	381,592	351,356
Total	$463,318	$432,640

AFS and HTM Debt Securities Pledged

As of June 30, 2026 and December 31, 2025, AFS and HTM debt securities with an amortized cost of $1.0 billion and $952.7 million and estimated fair values of $958.2 million and $904.3 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company’s FHLBB, FRB and other correspondent bank common stock are each reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its other investments for the three and six months ended June 30, 2026 and 2025.

The following table summarizes the Company’s other investments as presented on the consolidated statements of condition, as of the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
FHLBB	$14,671	$17,735
FRB	8,692	8,692
Other	70	70
Total other investments	$23,433	$26,497

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,778,428	$1,778,985
Commercial real estate - owner-occupied	412,674	406,120
Commercial	431,211	417,439
Total commercial loans	2,622,313	2,602,544
Retail Loans:
Residential real estate	1,997,226	2,012,922
Home equity	367,818	332,256
Consumer	17,111	17,416
Total retail loans	2,382,155	2,362,594
Total loans	$5,004,468	$4,965,138

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
Net unamortized fair value mark discount on acquired loans	$(72,496)	$(79,747)
Net unamortized loan origination costs	7,270	7,022
Total	$(65,226)	$(72,725)

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

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2026 and December 31, 2025, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders’ equity.

Loan Sales

For the three months ended June 30, 2026 and 2025, the Company sold $68.7 million and $48.4 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $814,000 and $508,000, respectively. For the six months ended June 30, 2026 and 2025, the Company sold $129.0 million and $90.3 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $1.5 million and $1.0 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company had certain residential mortgage loans with a principal balance of $13.9 million and $15.0 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of June 30, 2026 and December 31, 2025, it had recorded unrealized gains of $24,000 and $75,000, respectively. For the three months ended June 30, 2026 and 2025, the Company recorded the change in unrealized gains on loans held for sale within mortgage banking income, net, on the Company’s consolidated statements of income of $100,000 and $182,000, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded the change in unrealized (losses) gains on loans held for sale within mortgage banking income, net, on the Company’s consolidated statements of income of $(51,000) and $80,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of June 30, 2026 and December 31, 2025. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

ACL on Loans

The Company manages its loan portfolio proactively to effectively identify problem credits and assess trends early, implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company monitors and manages credit risk through the following governance structure:
•The Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, along with the Credit Risk team, oversees the Company’s systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of June 30, 2026 and December 31, 2025, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

Commercial Real Estate - Non-Owner-Occupied. Non-owner occupied commercial real estate loans are, in substance, all commercial real estate loans that are not categorized by the Company as owner-occupied commercial real estate loans. Non- owner-occupied commercial real estate loans are investment properties in which the primary source for repayment of the loan by the borrower is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent refinancing of the property. Non-owner-occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family residential, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties. Also included within the non-owner-occupied commercial real estate loan segment are construction projects until they are completed. Commercial real estate loans are typically written with amortizing payment structures. Collateral values are determined based upon appraisals and evaluations in accordance with established policy guidelines. Maximum loan-to-value ratios at origination are governed by established policy and regulatory guidelines.

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

Commercial. Commercial loans consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to, accounts receivable, inventory, plant and equipment, and/or real estate, if applicable. Commercial loans are primarily paid by the operating cash flow of the borrower. Commercial loans may be secured or unsecured. The commercial loan portfolio also includes participations in shared national credits and other syndicated lending arrangements in which the Company acts as a participant rather than the lead lender. Syndicated loans are underwritten in accordance with the lead bank’s credit standards and are subject to the Company’s independent credit review, ongoing monitoring, and risk rating assessment. As of June 30, 2026 and December 31, 2025, the Company had $87.5 million and $74.8 million, respectively, of syndicated commercial loans outstanding.

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

Home Equity. Home equity loans and lines of credit are made to qualified individuals and are secured by senior or junior mortgage liens on owner-occupied one- to four-family homes, condominiums, or vacation homes. The home equity loan has a fixed rate and is billed as equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed as interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan-to-value ratios within established policy guidelines. At June 30, 2026 and December 31, 2025, 58% and 57%, respectively, of the home equity loan portfolio was secured by junior lien positions.

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or for the Three Months Ended June 30, 2026
Beginning balance, March 31, 2026	$18,400	$4,048	$6,088	$13,121	$3,810	$109	$45,576
Charge-offs	—	—	(602)	(24)	—	(48)	(674)
Recoveries	1	—	220	6	—	7	234
(Credit) provision for loan losses	(657)	(70)	690	358	105	42	468
Ending balance, June 30, 2026	$17,744	$3,978	$6,396	$13,461	$3,915	$110	$45,604
As of or for the Six Months Ended June 30, 2026
Beginning balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276
Charge-offs	—	—	(1,229)	(24)	—	(91)	(1,344)
Recoveries	1	4	372	12	—	9	398
(Credit) provision for loan losses	(561)	(354)	1,535	641	(35)	48	1,274
Ending balance, June 30, 2026	$17,744	$3,978	$6,396	$13,461	$3,915	$110	$45,604
As of or for the Three Months Ended June 30, 2025
Beginning balance, March 31, 2025	$18,952	$4,192	$6,135	$13,872	$3,416	$156	$46,723
Charge-offs	—	—	(350)	—	—	(75)	(425)
Recoveries	1	—	120	5	—	2	128
Provision (credit) for loan losses	445	122	6,170	(368)	149	78	6,596
Ending balance, June 30, 2025	$19,398	$4,314	$12,075	$13,509	$3,565	$161	$53,022
As of or for the Six Months Ended June 30, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	—	(191)	(1,245)	(4)	(3)	(102)	(1,545)
Recoveries	2	51	230	11	—	5	299
Acquired PCD loans	1,659	340	575	305	165	27	3,071
Provision for loan losses:
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	505	793	5,843	1,239	738	58	9,176
Total provision for loan losses	2,840	1,633	6,659	3,218	1,006	113	15,469
Ending balance, June 30, 2025	$19,398	$4,314	$12,075	$13,509	$3,565	$161	$53,022
As of or for the Year Ended December 31, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	(3,029)	(191)	(12,659)	(4)	(21)	(185)	(16,089)
Recoveries	9	60	428	25	1	12	535
Acquired PCD loans	1,659	340	575	305	165	27	3,071
Provision for loan losses:
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	2,433	798	10,702	548	1,140	117	15,738
Total provision for loan losses	4,768	1,638	11,518	2,527	1,408	172	22,031
Ending balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276

As of June 30, 2026 and December 31, 2025, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $15.9 million and $15.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

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

As of June 30, 2026, the Company’s total exposure to (1) the lessors of nonresidential buildings’ industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) were 12% of total loans and 28% of total commercial real estate loans and (2) the lessors of residential buildings’ industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) were 12% of total loans and 27% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company’s total loan portfolio as of June 30, 2026.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

							Revolving Loans
(In thousands)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Converted to Term	Total
As of and for the period ended June 30, 2026
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$84,379	$196,766	$113,041	$88,297	$311,074	$871,865	$—	$—	$1,665,422
Special mention (Grade 7)	—	1,000	—	—	14,829	3,784	—	—	19,613
Substandard (Grade 8)	—	—	284	15,418	51,079	26,612	—	—	93,393
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$84,379	$197,766	$113,325	$103,715	$376,982	$902,261	$—	$—	$1,778,428
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$32,907	$57,487	$49,609	$29,731	$44,425	$176,786	$—	$—	$390,945
Special mention (Grade 7)	—	—	873	—	—	439	—	—	1,312
Substandard (Grade 8)	—	—	395	2,428	2,776	14,818	—	—	20,417
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$32,907	$57,487	$50,877	$32,159	$47,201	$192,043	$—	$—	$412,674
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$42,740	$34,638	$68,954	$17,599	$20,583	$72,000	$122,064	$41,104	$419,682
Special mention (Grade 7)	—	552	860	312	9	124	306	3,277	5,440
Substandard (Grade 8)	—	149	—	470	2,254	540	812	1,864	6,089
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$42,740	$35,339	$69,814	$18,381	$22,846	$72,664	$123,182	$46,245	$431,211
Gross charge-offs for the six months ended	$30	$—	$146	$20	$27	$472	$333	$201	$1,229
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$108,603	$180,244	$95,569	$111,459	$525,421	$970,101	$468	$1,658	$1,993,523
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	416	721	2,566	—	—	3,703
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$108,603	$180,244	$95,569	$111,875	$526,142	$972,667	$468	$1,658	$1,997,226
Gross charge-offs for the six months ended	$—	$—	$—	$—	$—	$24	$—	$—	$24
Home equity
Risk rating:
Performing	$1,066	$2,812	$3,062	$11,764	$17,363	$10,792	$303,851	$16,607	$367,317
Non-performing	—	—	—	—	—	38	342	121	501
Total home equity	$1,066	$2,812	$3,062	$11,764	$17,363	$10,830	$304,193	$16,728	$367,818
Gross charge-offs for the three months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$1,973	$3,138	$2,073	$2,033	$1,222	$2,215	$4,456	$—	$17,110
Non-performing	—	—	—	1	—	—	—	—	1
Total consumer	$1,973	$3,138	$2,073	$2,034	$1,222	$2,215	$4,456	$—	$17,111
Gross charge-offs for the six months ended	$19	$17	$5	$22	$9	$—	$19	$—	$91

							Revolving Loans
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term	Total
As of and for the year ended December 31, 2025
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$195,567	$115,477	$105,941	$365,087	$301,695	$622,183	$—	$—	$1,705,950
Special mention (Grade 7)	—	—	2,930	21,809	3,820	3,360	—	—	31,919
Substandard (Grade 8)	—	163	2,759	1,828	9,240	27,126	—	—	41,116
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$195,567	$115,640	$111,630	$388,724	$314,755	$652,669	$—	$—	$1,778,985
Gross charge-offs for the year ended	$—	$—	$—	$3,002	$—	$27	$—	$—	$3,029
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$57,560	$52,520	$33,877	$44,121	$81,853	$114,789	$—	$—	$384,720
Special mention (Grade 7)	—	—	1,917	802	7	362	—	—	3,088
Substandard (Grade 8)	—	406	—	6,168	1,640	10,098	—	—	18,312
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$57,560	$52,926	$35,794	$51,091	$83,500	$125,249	$—	$—	$406,120
Gross charge-offs for the year ended	$—	$—	$—	$185	$—	$6	$—	$—	$191
Commercial
Risk rating:
Pass (Grades 1-6)	$44,856	$75,863	$23,409	$27,740	$20,248	$56,358	$132,366	$30,888	$411,728
Special mention (Grade 7)	—	490	—	—	—	—	239	199	928
Substandard (Grade 8)	—	101	542	1,013	285	242	1,501	1,099	4,783
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$44,856	$76,454	$23,951	$28,753	$20,533	$56,600	$134,106	$32,186	$417,439
Gross charge-offs for the year ended	$69	$2,536	$7,070	$76	$18	$1,041	$211	$1,638	$12,659
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$190,648	$123,858	$130,316	$544,724	$547,965	$469,671	$447	$1,673	$2,009,302
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	819	792	2,009	—	—	3,620
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$190,648	$123,858	$130,316	$545,543	$548,757	$471,680	$447	$1,673	$2,012,922
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$4	$—	$—	$4
Home equity
Risk rating:
Performing	$2,945	$3,660	$14,036	$18,609	$400	$11,478	$263,240	$17,219	$331,587
Non-performing	—	—	—	—	—	32	393	244	669
Total home equity	$2,945	$3,660	$14,036	$18,609	$400	$11,510	$263,633	$17,463	$332,256
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$18	$3	$21
Consumer
Risk rating:
Performing	$4,203	$2,761	$3,174	$1,781	$465	$2,085	$2,944	$—	$17,413
Non-performing	—	—	3	—	—	—	—	—	3
Total consumer	$4,203	$2,761	$3,177	$1,781	$465	$2,085	$2,944	$—	$17,416
Gross charge-offs for the year ended	$5	$34	$51	$6	$1	$56	$32	$—	$185

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
June 30, 2026
Commercial real estate - non-owner-occupied	$1,365	$744	$5,084	$7,193	$1,771,235	$1,778,428	$—
Commercial real estate - owner-occupied	95	1,096	—	1,191	411,483	412,674	—
Commercial	1,997	613	2,259	4,869	426,342	431,211	—
Residential real estate	1,186	516	1,261	2,963	1,994,263	1,997,226	—
Home equity	204	220	256	680	367,138	367,818	—
Consumer	30	16	—	46	17,065	17,111	—
Total	$4,877	$3,205	$8,860	$16,942	$4,987,526	$5,004,468	$—
December 31, 2025
Commercial real estate - non-owner-occupied	$4,698	$—	$3	$4,701	$1,774,284	$1,778,985	$—
Commercial real estate - owner-occupied	586	210	—	796	405,324	406,120	—
Commercial	1,462	66	1,915	3,443	413,996	417,439	—
Residential real estate	1,448	312	1,380	3,140	2,009,782	2,012,922	—
Home equity	779	30	444	1,253	331,003	332,256	—
Consumer	42	17	—	59	17,357	17,416	—
Total	$9,015	$635	$3,742	$13,392	$4,951,746	$4,965,138	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	June 30, 2026			December 31, 2025
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$950	$4,524	$5,474	$429	$—	$429
Commercial real estate - owner-occupied	580	—	580	210	—	210
Commercial	2,871	—	2,871	3,003	39	3,042
Residential real estate	2,715	—	2,715	2,667	—	2,667
Home equity	501	—	501	672	—	672
Consumer	1	—	1	3	—	3
Total	$7,618	$4,524	$12,142	$6,984	$39	$7,023

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and six months ended June 30, 2026 and 2025.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms, including accrued interest reversed during the period when loans were placed on non‑accrual, is estimated to have been $130,000 and $183,000 for the three months ended June 30, 2026 and 2025, respectively and for the six months ended June 30, 2026 and 2025 is estimated to have been $393,000 and $256,000, respectively.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	June 30, 2026			December 31, 2025
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial real estate - non-owner occupied	$4,524	$—	$4,524	$—	$—	$—
Commercial	—	601	601	—	39	39
Residential real estate	—	—	—	597	—	597
Total	$4,524	$601	$5,125	$597	$39	$636

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. For the three and six months ended June 30, 2026 and 2025, the Company had no material modified loans to borrowers that were experiencing financial difficulty.

The Company closely monitors the performance of loans that were previously modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. During the three and six months ended June 30, 2026 and 2025, there were no defaults of previously modified loans to borrowers experiencing financial difficulty.

In-Process Foreclosure Proceedings

As of June 30, 2026 and December 31, 2025, the Company had $753,000 and $738,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLBB Advances

FHLBB advances are those borrowings from the FHLBB greater than 90 days. FHLBB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of June 30, 2026 and December 31, 2025, the combined carrying value of residential real estate and commercial loans pledged as collateral was $2.2 billion.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's borrowings as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
Short-term borrowings:
FHLBB borrowings(1)	$262,200	$327,000
Customer repurchase agreements	246,186	254,780
Total short-term borrowings	$508,386	$581,780
Long-term borrowings:
FHLBB borrowings	$1,000	$1,000
Total long-term borrowings	$1,000	$1,000
Junior subordinated debentures:
CCTA(1)	$36,083	$36,083
UBCT(1)	8,248	8,248
NCT III(1)	8,667	8,592
NCT IV(1)	8,667	8,592
Total junior subordinated debentures	$61,665	$61,515
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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
MBS issued or guaranteed by U.S. government-sponsored enterprises	$203,880	$218,774
CMO issued or guaranteed by U.S. government-sponsored enterprises	42,306	36,006
Total(1)(2)	$246,186	$254,780
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

As of June 30, 2026 and December 31, 2025, certain customers held CDs totaling $143,000 and $206,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$956,799	$880,176
Standby letters of credit	4,482	4,691
Total	$961,281	$884,867

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of June 30, 2026 and December 31, 2025, the ACL on off-balance sheet credit exposures was $3.1 million for both periods. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended June 30, 2026 and 2025, the provision for credit losses on off-balance sheet credit exposures recorded in provision for credit losses on the consolidated statements of income was $242,000 and $324,000, respectively. For the six months ended June 30, 2026 and 2025, the (credit) provision for credit losses on off-balance sheet credit exposures recorded in provision (credit) for credit losses on the consolidated statements of income was ($11,000) and $879,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of June 30, 2026 and December 31, 2025, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $2.3 million will be reclassified as a decrease to interest expense.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
June 30, 2026
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$335,000	Other Assets	$9,308	$253,000	Accrued interest and other liabilities	$258
Total derivatives designated as hedging instruments	$335,000		$9,308	$253,000		$258
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$463,699	Other assets	$9,522	$463,699	Accrued interest and other liabilities	$9,549
Risk participation agreements	55,345	Other assets	—	64,059	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	13,159	Other assets	163	5,924	Accrued interest and other liabilities	41
Forward delivery commitments	12,256	Other assets	150	1,610	Accrued interest and other liabilities	20
Total derivatives not designated as hedging instruments	$544,459		$9,835	$535,292		$9,610
December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$60,000	Other assets	$8,381	$828,000	Accrued interest and other liabilities	$2,923
Total derivatives designated as hedging instruments	$60,000		$8,381	$828,000		$2,923
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$442,062	Other assets	$9,087	$442,062	Accrued interest and other liabilities	$9,127
Risk participation agreements	48,434	Other assets	—	64,873	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	11,366	Other assets	100	6,701	Accrued interest and other liabilities	20
Forward delivery commitments	9,569	Other assets	134	5,396	Accrued interest and other liabilities	44
Total derivatives not designated as hedging instruments	$511,431		$9,321	$519,032		$9,191
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(In thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Loans(1)	$274,241	$476,303	$(759)	$1,303
Total	$274,241	$476,303	$(759)	$1,303
(1) These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2026 and December 31, 2025, the amortized cost basis of the residential real estate loans used in these hedging relationships was $682.0 million and $701.9 million, respectively, and the amount of the designated hedged residential loans was $275.0 million and $475.0 million, respectively.

The tables below present the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended June 30, 2026
Interest rate contracts	$614	$614	$—	Interest on borrowings	$247	$247	$—
Interest rate contracts	530	530	—	Interest on junior subordinated debentures	30	30	—
Total	$1,144	$1,144	$—		$277	$277	$—

For the Six Months Ended June 30, 2026
Interest rate contracts	$1,224	$1,224	$—	Interest on borrowings	$491	$491	$—
Interest rate contracts	877	877	—	Interest on junior subordinated debentures	68	68	—
Total	$2,101	$2,101	$—		$559	$559	$—

For the Three Months Ended June 30, 2025
Interest rate contracts	$(44)	$(44)	$—	Interest on borrowings	$672	$672	$—
Interest rate contracts	(297)	(297)	—	Interest on junior subordinated debentures	130	130	—
Total	$(341)	$(341)	$—		$802	$802	$—

For the Six Months Ended June 30, 2025
Interest rate contracts	$(895)	$(895)	—	Interest on borrowings	1,293	1,293	—
Interest rate contracts	(976)	(976)	—	Interest on junior subordinated debentures	246	246	—
Total	$(1,871)	$(1,871)	$—		$1,539	$1,539	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended June 30,
	2026			2025
(In thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$67,258	$2,843	$904	$67,477	$4,620	$900
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(878)	$—	$—	$834	$—	$—
Derivatives designated as hedging instruments	$872	$—	$—	$(59)	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$247	$30	$—	$672	$130
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$247	$30	$—	$672	$130
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Six Months Ended June 30,
	2026			2025
(In thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$133,937	$6,319	$1,793	$134,026	$8,638	$1,798
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(2,062)	$—	$—	$2,965	$—	$—
Derivatives designated as hedging instruments	$2,053	$—	$—	$(1,576)	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$491	$68	$—	$1,293	$246
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$491	$68	$—	$1,293	$246
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Customer loan swaps	Other expense	$(7)	$7	$(13)	$(30)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	153	188	42	210
Forward delivery commitments	Mortgage banking income, net	(131)	(66)	40	(147)
Total		$15	$129	$69	$33

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

As of June 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $9.6 million and $7.5 million, respectively. As of June 30, 2026 and December 31, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted any collateral as it has master netting arrangements with its counterparties. Refer to Note 9 for further information. If the Company had breached any of these provisions as of June 30, 2026 or

December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $9.6 million and $7.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
June 30, 2026
Derivative assets:
Customer loan swaps - dealer bank(2)	$7,916	$—	$7,916	$—	$(7,050)	$866
Customer loan swaps - commercial customer(3)	1,606	—	1,606	—	—	1,606
Interest rate contracts(2)	9,308	—	9,308	—	(6,708)	2,600
Total	$18,830	$—	$18,830	$—	$(13,758)	$5,072
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$9,549	$—	$9,549	$—	$—	$9,549
Customer loan swaps - dealer bank(2)	—	—	—	—	—	—
Interest rate contracts(2)	258	—	258	—	258	—
Total	$9,807	$—	$9,807	$—	$258	$9,549
Customer repurchase agreements	$246,186	$—	$246,186	$246,186	$—	$—
December 31, 2025
Derivative assets:
Customer loan swaps - dealer bank(2)	$5,330	$—	$5,330	$—	$(5,000)	$330
Customer loan swaps - commercial customer(3)	3,757	—	3,757	—	—	3,757
Interest rate contracts(2)	8,381	—	8,381	—	(5,093)	3,288
Total	$17,468	$—	$17,468	$—	$(10,093)	$7,375
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$7,454	$—	$7,454	$—	$—	$7,454
Customer loan swaps - dealer bank(2)	1,673	—	1,673	—	—	1,673
Interest rate contracts(2)	2,923	—	2,923	—	2,923	—
Total	$12,050	$—	$12,050	$—	$2,923	$9,127
Customer repurchase agreements	$254,780	$—	$254,780	$254,780	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of June 30, 2026 and December 31, 2025, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to June 30, 2026 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	June 30, 2026		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2025		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$701,330	14.43%	10.50%	10.00%	$669,708	13.95%	10.50%	10.00%
Tier 1 risk-based capital ratio	655,132	13.48%	8.50%	6.00%	624,108	13.00%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	592,132	12.19%	7.00%	N/A	561,108	11.69%	7.00%	N/A
Tier 1 leverage capital ratio(1)	655,132	9.66%	4.00%	N/A	624,108	9.12%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$664,794	13.70%	10.50%	10.00%	$636,750	13.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	618,596	12.75%	8.50%	8.00%	591,151	12.33%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	618,596	12.75%	7.00%	6.50%	591,151	12.33%	7.00%	6.50%
Tier 1 leverage capital ratio	618,596	9.12%	4.00%	5.00%	591,151	8.64%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $44.3 million of junior subordinated debentures in connection with the issuance of trust preferred securities. In 2025, as part of the Northway acquisition, the Company assumed two additional tranches of junior subordinated debentures totaling $20.6 million, which were subject to fair value purchase accounting at the acquisition date. Although the junior subordinated debentures are recorded as liabilities on the Company’s consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of June 30, 2026 and December 31, 2025, $63.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(119)	$26	$(93)	$5,169	$(1,178)	$3,991
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,506)	342	(1,164)	(1,682)	384	(1,298)
Net change in fair value	1,387	(316)	1,071	6,851	(1,562)	5,289
Cash Flow Hedges:
Change in fair value	1,072	(244)	828	(374)	85	(289)
Less: reclassified AOCI gain into interest expense(1)	277	(63)	214	802	(183)	619
Net change in fair value	795	(181)	614	(1,176)	268	(908)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(2)	(13)	3	(10)	(7)	2	(5)
Other comprehensive income	$2,169	$(494)	$1,675	$5,668	$(1,292)	$4,376
(1)    Reclassified into interest on borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 5 of the consolidated financial statements for further details.
(2)    Reclassified into other expenses on the consolidated statements of income.

	For The Six Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(2,685)	$612	$(2,073)	$22,407	$(5,153)	$17,254
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(3,119)	711	(2,408)	(3,206)	769	(2,437)
Net change in fair value	434	(99)	335	25,613	(5,922)	19,691
Cash Flow Hedges:
Change in fair value	2,085	(475)	1,610	(2,234)	509	(1,725)
Less: reclassified AOCI gain into interest expense(1)	559	(127)	432	1,539	(351)	1,188
Net change in fair value	1,526	(348)	1,178	(3,773)	860	(2,913)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(2)	(27)	6	(21)	(14)	3	(11)
Other comprehensive income	$1,933	$(441)	$1,492	$21,826	$(5,059)	$16,767
(1)    Reclassified into interest on borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 5 of the consolidated financial statements for further details.
(2)    Reclassified into other expenses on the consolidated statements of income.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
As of or For the Three Months Ended June 30, 2026
Balance at March 31, 2026	$(71,141)	$6,042	$528	$(64,571)
Other comprehensive (loss) income before reclassifications	(93)	828	—	735
Less: Amounts reclassified from AOCI	(1,164)	214	10	(940)
Other comprehensive (loss) income	1,071	614	(10)	1,675
Balance at June 30, 2026	$(70,070)	$6,656	$518	$(62,896)
As of or For the Six Months Ended June 30, 2026
Balance at December 31, 2025	$(70,405)	$5,478	$539	$(64,388)
Other comprehensive income (loss) before reclassifications	(2,073)	1,610	—	(463)
Less: Amounts reclassified from AOCI	(2,408)	432	21	(1,955)
Other comprehensive (loss) income	335	1,178	(21)	1,492
Balance at June 30, 2026	$(70,070)	$6,656	$518	$(62,896)
As of or For the Three Months Ended June 30, 2025
Balance at March 31, 2025	$(89,613)	$6,953	$405	$(82,255)
Other comprehensive income (loss) before reclassifications	3,991	(289)	—	3,702
Less: Amounts reclassified from AOCI	(1,298)	619	5	(674)
Other comprehensive income (loss)	5,289	(908)	(5)	4,376
Balance at June 30, 2025	$(84,324)	$6,045	$400	$(77,879)
As of or For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$(104,015)	$8,958	$411	$(94,646)
Other comprehensive income (loss) before reclassifications	17,254	(1,725)	—	15,529
Less: Amounts reclassified from AOCI	(2,437)	1,188	11	(1,238)
Other comprehensive income (loss)	19,691	(2,913)	(11)	16,767
Balance at June 30, 2025	$(84,324)	$6,045	$400	$(77,879)
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

	Location on Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Debit card interchange income	Debit card income	$3,786	$3,646	$7,208	$6,879
Services charges on deposit accounts	Service charges on deposit accounts	2,701	2,405	4,859	4,723
Fiduciary services income	Income from fiduciary services	2,220	1,981	4,234	3,819
Investment program income	Brokerage and insurance commissions	2,029	1,794	3,764	3,491
Other non-interest income	Other income	474	532	873	965
Total non-interest income within the scope of ASC 606		11,210	10,358	20,938	19,877
Total non-interest income not in scope of ASC 606		3,260	2,709	5,512	4,386
Total non-interest income		$14,470	$13,067	$26,450	$24,263

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares and per share data)	2026	2025	2026	2025
Net income available to common shareholders	$23,021	$14,081	$44,904	$21,407
Weighted-average common shares outstanding for basic EPS	16,905,893	16,905,159	16,915,015	16,874,974
Dilutive effect of stock-based awards(1)	97,239	67,236	85,392	66,925
Weighted-average common and potential common shares for diluted EPS	17,003,132	16,972,395	17,000,407	16,941,899
Earnings per common share:
Basic EPS	$1.36	$0.84	$2.65	$1.27
Diluted EPS	$1.35	$0.83	$2.64	$1.26
Awards excluded from the calculation of diluted EPS(2)	—	—	—	—
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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the marketplace obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of June 30, 2026 and December 31, 2025, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
June 30, 2026
Financial assets:
Trading securities	$4,948	$4,948	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,272	—	5,272	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	663,253	—	663,253	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	207,134	—	207,134	—
Subordinated corporate bonds	16,494	—	16,494	—
Loans held for sale	13,890	—	13,890	—
Customer loan swaps	9,522	—	9,522	—
Interest rate contracts	9,308	—	9,308	—
Fixed rate mortgage interest rate lock commitments	163	—	163	—
Forward delivery commitments	150	—	150	—
Financial liabilities:
Deferred compensation	$4,948	$4,948	$—	$—
Customer loan swaps	9,549	—	9,549	—
Interest rate contracts	258	—	258	—
Fixed rate mortgage interest rate lock commitments	41	—	41	—
Forward delivery commitments	20	—	20	—
December 31, 2025
Financial assets:
Trading securities	$5,747	$5,747	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,275	—	5,275	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	684,389	—	684,389	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	224,373	—	224,373	—
Subordinated corporate bonds	16,364	—	16,364	—
Loans held for sale	15,040	—	15,040	—
Customer loan swaps	9,087	—	9,087	—
Interest rate contracts	8,381	—	8,381	—
Fixed rate mortgage interest rate lock commitments	100	—	100	—
Forward delivery commitments	134	—	134	—
Financial liabilities:
Deferred compensation	$5,747	$5,747	$—	$—
Customer loan swaps	9,127	—	9,127	—
Interest rate contracts	2,923	—	2,923	—
Fixed rate mortgage interest rate lock commitments	20	—	20	—
Forward delivery commitments	44	—	44	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2026. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and CDI assets. As of June 30, 2026 and December 31, 2025, the Company did not have any material, non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used, or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. The Company had no material OREO properties as of June 30, 2026 and December 31, 2025.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the six months ended June 30, 2026, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company’s CDI assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. CDI assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the six months ended June 30, 2026 and 2025, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
June 30, 2026
Financial assets:
HTM debt securities	$463,318	$432,640	$—	$432,640	$—
Commercial real estate loans(1)(2)	2,169,380	2,109,152	—	—	2,109,152
Commercial loans(2)	424,815	411,641	—	—	411,641
Residential real estate loans(2)	1,983,765	1,747,703	—	—	1,747,703
Home equity loans(2)	363,903	360,148	—	—	360,148
Consumer loans(2)	17,001	15,328	—	—	15,328
Bank-owned life insurance(3)	113,589	113,589	—	113,589	—
Servicing assets	2,658	4,848	—	—	4,848
Financial liabilities:
Time deposits	$632,355	$628,062	$—	$628,062	$—
Short-term borrowings	508,386	507,974	—	507,974	—
Long-term borrowings	1,000	841	—	841	—
Junior subordinated debentures	61,665	52,145	—	52,145	—
December 31, 2025
Financial assets:
HTM debt securities	$485,292	$457,821	$—	$457,821	$—
Commercial real estate loans(1)(2)	2,162,472	2,094,447	—	—	2,094,447
Commercial loans(2)	411,722	402,224	—	—	402,224
Residential real estate loans(2)	2,000,090	1,790,372	—	—	1,790,372
Home equity loans(2)	328,306	321,156	—	—	321,156
Consumer loans(2)	17,272	15,622	—	—	15,622
Bank-owned life insurance(3)	112,119	112,119		112,119	—
Servicing assets	2,796	4,665	—	—	4,665
Financial liabilities:
Time deposits	$679,087	$675,713	$—	$675,713	$—
Short-term borrowings	581,780	581,378	—	581,378	—
Long-term borrowings	1,000	841	—	841	—
Junior subordinated debentures	61,515	51,401	—	51,401	—
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
•changes in trade, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System or the imposition of tariffs or retaliatory tariffs and related litigation;
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
•changes in accounting policies, practices and standards;
•the effects of climate change on the Company and its customers, borrowers or service providers;
•the effects of civil unrest, international hostilities, including the continuation of conflict in the Middle East;
•the effects of epidemics and pandemics;
•turmoil and volatility in the financial services industry;
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except number of shares, per share data and ratios)	2026	2025	2026	2025
Adjusted Net Income:
Net income, as presented	$23,021	$14,081	$44,904	$21,407
Adjustments before taxes:
Provision for non-PCD acquired loans	—	—	—	6,294
Provision for acquired unfunded commitments	—	—	—	249
Merger and acquisition costs	—	1,405	—	8,930
Total adjustments before taxes	—	1,405	—	15,473
Tax impact of above adjustments, as applicable(1)	—	(292)	—	(3,559)
Adjustment for deferred tax valuation adjustment(2)	—	—	—	(2,421)
Adjusted net income	$23,021	$15,194	$44,904	$30,900

Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$1.35	$0.83	$2.64	$1.26
Adjustments before taxes:
Provision for non-PCD acquired loans	—	—	—	0.37
Provision for acquired unfunded commitments	—	—	—	0.01
Merger and acquisition costs	—	0.08	—	0.53
Total adjustments before taxes	—	0.08	—	0.91
Tax impact of above adjustments, as applicable(1)	—	(0.02)	—	(0.21)
Adjustment for deferred tax valuation adjustment(2)	—	—	—	(0.14)
Adjusted diluted earnings per share	$1.35	$0.89	$2.64	$1.82

Adjusted Return on Average Assets:
Return on average assets, as presented	1.33%	0.82%	1.31%	0.63%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	—%	—%	0.18%
Provision for acquired unfunded commitments	—%	—%	—%	0.01%
Merger and acquisition costs	—%	0.09%	—%	0.26%
Total adjustments before taxes	—%	0.09%	—%	0.45%
Tax impact of above adjustments, as applicable(1)	—%	(0.02)%	—%	(0.10)%
Adjustment for deferred tax valuation adjustment(2)	—%	—%	—%	(0.07)%
Adjusted return on average assets	1.33%	0.89%	1.31%	0.91%

Adjusted Return on Average Equity:
Return on average equity, as presented	12.92%	8.77%	12.75%	6.80%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	—%	—%	2.00%
Provision for acquired unfunded commitments	—%	—%	—%	0.08%
Merger and acquisition costs	—%	0.88%	—%	2.83%
Total adjustments before taxes	—%	0.88%	—%	4.91%
Tax impact of above adjustments, as applicable(1)	—%	(0.20)%	—%	(1.12)%
Adjustment for deferred tax valuation adjustment(2)	—%	—%	—%	(0.77)%
Adjusted return on average equity	12.92%	9.45%	12.75%	9.82%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income, as presented	$23,021	$14,081	$44,904	$21,407
Adjustment for provision for credit losses	710	6,920	1,263	16,349
Adjustment for income tax expense	6,320	3,679	12,514	2,527
Pre-tax, pre-provision income	$30,051	$24,680	$58,681	$40,283
Adjustment for merger and acquisition costs	—	1,405	—	8,930
Adjusted pre-tax, pre-provision income	$30,051	$26,085	$58,681	$49,213

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Non-interest expense, as presented	$37,358	$37,596	$73,066	$82,047
Adjustment for merger and acquisition costs	—	(1,405)	—	(8,930)
Adjustment for amortization of CDI assets	(1,354)	(1,473)	(2,708)	(2,946)
Adjusted non-interest expense	$36,004	$34,718	$70,358	$70,171
Net interest income, as presented	$52,939	$49,209	$105,297	$98,067
Adjustment for the effect of tax-exempt income(1)	229	312	454	638
Non-interest income, as presented	14,470	13,067	26,450	24,263
Adjusted net interest income plus non-interest income	$67,638	$62,588	$132,201	$122,968
GAAP efficiency ratio	55.42%	60.37%	55.46%	67.07%
Non-GAAP efficiency ratio	53.23%	55.47%	53.22%	57.06%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on Average Tangible Equity:
Net income, as presented	$23,021	$14,081	$44,904	$21,407
Adjustment for amortization of CDI assets	1,354	1,473	2,708	2,946
Tax impact of above adjustment(1)	(311)	(339)	(623)	(678)
Net income, adjusted for amortization of CDI assets	$24,064	$15,215	$46,989	$23,675
Average equity, as presented	$714,769	$643,782	$710,079	$634,851
Adjustment for average goodwill and CDI assets	(192,126)	(197,863)	(192,836)	(198,984)
Average tangible equity	$522,643	$445,919	$517,243	$435,867
Return on average equity	12.92%	8.77%	12.75%	6.80%
Return on average tangible equity	18.47%	13.69%	18.32%	10.95%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see “Adjusted Net Income” table above)	$23,021	$15,194	$44,904	$30,900
Adjustment for amortization of CDI assets	1,354	1,473	2,708	2,946
Tax impact of above adjustment(1)	(311)	(339)	(623)	(678)
Adjusted net income, adjusted for amortization of CDI assets	$24,064	$16,328	$46,989	$33,168
Adjusted return on average tangible equity	18.47%	14.69%	18.32%	15.35%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest margin (fully-taxable equivalent), as presented	3.26%	3.06%	3.25%	3.05%
Net accretion income on loans from purchase accounting(1)	(0.23)%	(0.30)%	(0.25)%	(0.30)%
Net accretion income on investments from purchase accounting(2)	(0.07)%	(0.07)%	(0.07)%	(0.07)%
Net amortization on time deposits and borrowings from purchase accounting(3)	0.01%	0.01%	0.01%	0.01%
Core net interest margin (fully-taxable equivalent)	2.97%	2.70%	2.94%	2.69%
(1)    Recognized $3.3 million and $6.9 million of net accretion income on loans from purchase accounting for the three and six months ended June 30, 2026, respectively, and $4.3 million and $8.6 million for the three and six months ended June 30, 2025, respectively.

(2)    Recognized $818,000 and $1.6 million of net accretion income on investments from purchase accounting for the three and six months ended June 30, 2026, respectively, and $863,000 and $1.7 million for the three and six months ended June 30, 2025, respectively.
(3)    Recognized $75,000 and $150,000 of amortization expense on borrowings from purchase accounting for the three and six months ended June 30, 2026, respectively and $131,000 and $262,000 of amortization expense on time deposits and borrowings from purchase accounting for the three and six months ended June 30, 2025, respectively.

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

(Dollars in thousands, except number of shares, per share data and ratios)	June 30, 2026	December 31, 2025
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$725,926	$696,558
Adjustment for goodwill and CDI assets	(191,377)	(194,085)
Tangible shareholders’ equity	$534,549	$502,473
Shares outstanding at period end	16,896,273	16,924,310
Book value per share	$42.96	$41.16
Tangible book value per share	$31.64	$29.69
Tangible Common Equity Ratio:
Total assets	$6,950,980	$6,974,584
Adjustment for goodwill and CDI assets	(191,377)	(194,085)
Tangible assets	$6,759,603	$6,780,499
Common equity ratio	10.44%	9.99%
Tangible common equity ratio	7.91%	7.41%

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

(Dollars in thousands)	June 30, 2026	December 31, 2025
Total deposits	$5,555,104	$5,537,781
Adjustment for certificates of deposit	(632,355)	(679,087)
Adjustment for brokered deposits	(91,549)	(130,565)
Core deposits	$4,831,200	$4,728,129

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Total average deposits, as presented(1)	$5,433,360	$5,251,327	$5,400,049	$5,290,973
Adjustment average certificates of deposit	(641,532)	(703,091)	(653,475)	(704,952)
Average core deposits	$4,791,828	$4,548,236	$4,746,574	$4,586,021
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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $7.0 billion in assets as of June 30, 2026, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

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

EXECUTIVE OVERVIEW

The Company delivered record quarterly earnings for the second quarter of 2026, generating net income of $23.0 million and diluted EPS of $1.35. Compared to the second quarter of 2025, net income grew 63%, and on a non-GAAP basis, adjusted net income grew 52%. Net income growth between periods was driven by an increase in total revenue of 8% and continued strong expense management. Net interest margin expanded 20 basis points between periods to 3.26% for the second quarter of 2026 and drove net interest income growth of 8%, and non-interest income grew 11% between periods driven by broad performance across all business lines. Contributing to net income growth between periods was a decrease in provision for credit losses of $6.2 million, driven by lower net charge-offs in the second quarter of 2026, compared to the second quarter of 2025.

For the six months ended June 30, 2026, the Company reported net income of $44.9 million and diluted EPS of $2.64, compared to $21.4 million and $1.26, respectively, for the same period a year ago. On a non-GAAP basis, adjusted net income and adjusted diluted EPS each grew 45% between periods.

The Company's financial condition remained strong at June 30, 2026. Total loans increased approximately 1% from December 31, 2025, reflecting growth across multiple product categories, including an 11% increase in home equity balances. On the funding side, the continued success of the Company's high-yield savings offering contributed to an 11% increase in savings balances during the first six months of 2026. In addition, reductions in higher-cost brokered deposits, certificates of deposit and wholesale borrowings contributed to improved funding costs and net interest margin expansion. The Company believes its strong liquidity position and stable funding base position it well to support future loan growth and customer needs.

Asset quality remained strong during the second quarter of 2026, supported by annualized net charge-offs of only 0.04% of average loans, reflecting the continued strength of the Company's loan portfolio. Loans 30 to 89 days past due represented 0.15% of total loans and non-performing loans totaled 0.24% of total loans at June 30, 2026. The allowance for credit losses remained solid at 0.91% of total loans, and the Company believes the allowance provides appropriate coverage for credit risks inherent in the portfolio.

The Company's capital position remained well above regulatory requirements at June 30, 2026, supporting strategic growth initiatives and shareholder returns. Management remains focused on disciplined capital deployment while maintaining financial flexibility to support long-term growth and shareholder value creation.

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

For the quarter ended June 30, 2026, net interest income totaled $52.9 million, representing approximately 79% of total revenues, compared to $49.2 million, or 79% of total revenues, for the same period in 2025. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest‑earning assets and interest‑bearing liabilities, and the level of non‑performing assets.

Net Interest Income (Fully-Taxable Equivalent) for the Three Months Ended June 30, 2026 and 2025. On a fully-taxable equivalent basis, net interest income for the three months ended June 30, 2026 was $53.2 million, an increase of $3.6 million, or 7%, compared to the same period in 2025. The increase between periods was driven primarily by a decrease in interest expense of $4.1 million, or 13%, partially offset by a decrease in interest income, on a fully-taxable equivalent basis, of $415,000, or 1%.

Average funding liabilities totaled $6.1 billion for the second quarter of 2026, a decrease of $16.3 million, or less than 1%, compared to the second quarter of 2025. Interest expense for the second quarter of 2026 decreased $4.1 million, primarily due to a reduction in the average cost of funds of 26 basis points to 1.70%. The decrease in the average cost of funds reflects changes in the interest rate environment, as well as a reduction in average higher‑cost brokered deposits of $93.6 million between periods. The Federal Funds Effective Rate for the second quarter of 2026 was 3.63%, which was 70 basis points lower than the same period of 2025.

Average interest‑earning assets totaled $6.5 billion for the second quarter of 2026, an increase of $51.3 million, or 1%, compared to the second quarter of 2025. The decrease in interest income between periods of $415,000 was primarily attributable to a reduction in the recognition of net fair value mark accretion from purchase accounting, which declined by $956,000 between periods to $4.0 million in the second quarter of 2026. Fair value mark accretion recognized during the quarter consisted of $3.3 million related to loans and $818,000 related to investments, decreases of $967,000 and $45,000, respectively, between periods.

Net Interest Margin (Fully-Taxable Equivalent) for the Three Months Ended June 30, 2026 and 2025. Net interest margin, on a fully-taxable equivalent basis, for the three months ended June 30, 2026 was 3.26%, an increase of 20 basis points over the three months ended June 30, 2025. Refer to the discussion above for a description of the factors contributing to the change between periods. Adjusting for the impact of net fair value mark accretion income from purchase accounting, which contributed $4.0 million and $4.9 million to net interest income on a fully-taxable equivalent basis for the second quarter of 2026 and 2025, respectively, the Company reported non-GAAP, core net interest margin of 2.97% for the three months ended June 30, 2026, an increase of 27 basis points over the same period of 2025.

Net Interest Income (Fully-Taxable Equivalent) for the Six Months Ended June 30, 2026 and 2025. For the six months ended June 30, 2026, the Company's net interest income on a fully-taxable equivalent basis was $105.8 million, an increase of $7.0 million, or 7%, compared to the same period in 2025.
Average funding liabilities totaled $6.1 billion for the first six months of 2026, a decrease of $25.6 million, or less than 1%, compared to the same period in 2025. For the first six months of 2026, interest expense totaled $52.1 million, a decrease of 13% between periods, primarily attributable to a reduction in the average cost of funds of 24 basis points to 1.71%. The decrease in our average cost of funds was driven by changes in the interest rate environment, as well as an improvement in our overall funding mix between periods, as average total deposits increased to $5.4 billion, or 2%, and average borrowings (including brokered deposits) decreased to $737.7 million, or 15%.
Average interest‑earning assets totaled $6.5 billion for the first six months of 2026, an increase of $41.2 million, or 1%, compared to the same period in 2025. For the first six months of 2026, interest income on a fully-taxable equivalent basis totaled $157.8 million, a decrease of less than 1% between periods primarily attributable to a reduction in the recognition of net fair value mark accretion income from purchase accounting, which totaled $8.4 million for the six months ended June 30, 2026, a decrease of $1.6 million compared to the same period of 2025.

Net Interest Margin (Fully-Taxable Equivalent) for the Six Months Ended June 30, 2026 and 2025. Our net interest margin on a fully-taxable equivalent basis increased 20 basis points to 3.25% for the six months ended June 30, 2026, compared to the same period in 2025. Refer to the discussion above for the drivers of the change between periods. Adjusting for the impact of purchase accounting, which contributed $8.4 million to net interest income on a fully-taxable equivalent basis for the first half of 2026, the Company reported non-GAAP, core net interest margin of 2.94%, an increase of 25 basis points compared to the first half of 2025.

The following tables present, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Quarterly Average Balance, Interest and Yield/Rate Analysis
	Three Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$53,143	$512	3.81%	$43,530	$492	4.47%
Investments - taxable	1,369,968	10,770	3.14%	1,396,669	10,900	3.12%
Investments - nontaxable(1)	60,631	571	3.77%	61,044	576	3.78%
Loans(2):
Commercial real estate	2,186,127	31,054	5.62%	2,076,129	30,001	5.72%
Commercial(1)	368,331	5,664	6.08%	407,677	6,355	6.17%
Municipal(1)	52,139	601	4.63%	82,768	966	4.68%
Residential real estate	2,004,972	23,744	4.74%	2,037,852	24,673	4.84%
Home equity	354,025	5,876	6.66%	290,354	5,249	7.25%
Consumer	16,542	428	10.38%	18,584	423	9.13%
Total loans	4,982,136	67,367	5.38%	4,913,364	67,667	5.48%
Total interest-earning assets	6,465,878	79,220	4.88%	6,414,607	79,635	4.94%
Cash and due from banks	64,380			69,042
Other assets	449,673			448,827
Less: ACL	(46,301)			(46,681)
Total assets	$6,933,630			$6,885,795
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,078,793	$—	—%	$1,103,025	$—	—%
Interest checking	1,753,513	7,394	1.69%	1,636,620	7,491	1.84%
Savings	1,166,720	4,321	1.49%	959,987	2,865	1.20%
Money market	792,802	4,634	2.34%	848,604	5,631	2.66%
Certificates of deposit	641,532	4,816	3.01%	703,091	6,260	3.57%
Total deposits	5,433,360	21,165	1.56%	5,251,327	22,247	1.70%
Borrowings:
Brokered deposits	114,043	1,140	4.01%	207,672	2,347	4.53%
Customer repurchase agreements	269,272	563	0.84%	234,491	767	1.31%
Junior subordinated debentures	61,624	905	5.89%	61,325	900	5.88%
Other borrowings	258,621	2,279	3.54%	398,408	3,853	3.88%
Total borrowings	703,560	4,887	2.79%	901,896	7,867	3.50%
Total funding liabilities	6,136,920	26,052	1.70%	6,153,223	30,114	1.96%
Other liabilities	81,941			88,790
Shareholders' equity	714,769			643,782
Total liabilities & shareholders' equity	$6,933,630			$6,885,795
Net interest income (fully-taxable equivalent)		53,168			49,521
Less: fully-taxable equivalent adjustment		(229)			(312)
Net interest income		$52,939			$49,209
Net interest rate spread (fully-taxable equivalent)			3.18%			2.98%
Net interest margin (fully-taxable equivalent)			3.26%			3.06%
Core net interest margin (fully-taxable equivalent)(3)			2.97%			2.70%
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
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$42,808	$892	4.15%	$63,971	$1,427	4.44%
Investments - taxable	1,382,728	21,627	3.13%	1,386,239	21,342	3.08%
Investments - nontaxable(1)	60,883	1,147	3.77%	61,766	1,168	3.78%
Loans(2):
Commercial real estate	2,184,716	61,659	5.61%	2,070,874	59,378	5.70%
Commercial(1)	364,413	11,177	6.10%	408,327	12,870	6.27%
Municipal(1)	51,607	1,254	4.90%	86,627	2,343	5.46%
Residential real estate	2,011,867	47,833	4.76%	2,035,954	48,634	4.78%
Home equity	345,357	11,409	6.66%	286,958	10,329	7.26%
Consumer	16,655	818	9.91%	19,104	865	9.13%
Total loans	4,974,615	134,150	5.38%	4,907,844	134,419	5.47%
Total interest-earning assets	6,461,034	157,816	4.88%	6,419,820	158,356	4.92%
Cash and due from banks	64,375			73,368
Other assets	454,156			446,773
Less: ACL	(45,932)			(45,794)
Total assets	$6,933,633			$6,894,167
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,083,429	$—	—%	$1,105,239	$—	—%
Interest checking	1,718,376	14,031	1.65%	1,669,786	15,269	1.84%
Savings	1,140,874	8,187	1.45%	927,622	5,021	1.09%
Money market	803,895	9,305	2.33%	883,374	11,587	2.65%
Certificates of deposit	653,475	10,019	3.09%	704,952	12,750	3.65%
Total deposits	5,400,049	41,542	1.55%	5,290,973	44,627	1.70%
Borrowings:
Brokered deposits	121,569	2,411	4.00%	202,339	4,588	4.57%
Customer repurchase agreements	262,980	1,153	0.88%	235,479	1,518	1.30%
Junior subordinated debentures	61,585	1,793	5.87%	61,304	1,798	5.91%
Other borrowings	291,554	5,166	3.57%	373,277	7,120	3.85%
Total borrowings	737,688	10,523	2.88%	872,399	15,024	3.47%
Total funding liabilities	6,137,737	52,065	1.71%	6,163,372	59,651	1.95%
Other liabilities	85,817			95,944
Shareholders' equity	710,079			634,851
Total liabilities & shareholders' equity	$6,933,633			$6,894,167
Net interest income (fully-taxable equivalent)		105,751			98,705
Less: fully-taxable equivalent adjustment		(454)			(638)
Net interest income		$105,297			$98,067
Net interest rate spread (fully-taxable equivalent)			3.17%			2.97%
Net interest margin (fully-taxable equivalent)			3.25%			3.05%
Core net interest margin (fully-taxable equivalent)(3)			2.94%			2.69%
(1)    Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21%, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    This is a non-GAAP measure. Please see “Non-GAAP Financial Measures and Reconciliation to GAAP” for additional information.

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

	Three Months Ended			Six Months Ended
	June 30, 2026 vs. June 30, 2025			June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$107	$(87)	$20	$(470)	$(65)	$(535)
Investments – taxable	(208)	78	(130)	(54)	339	285
Investments – nontaxable	(4)	(1)	(5)	(17)	(4)	(21)
Commercial real estate	1,590	(537)	1,053	3,263	(982)	2,281
Commercial	(614)	(77)	(691)	(1,384)	(309)	(1,693)
Municipal	(357)	(8)	(365)	(948)	(141)	(1,089)
Residential real estate	(398)	(531)	(929)	(576)	(225)	(801)
Home equity	1,151	(524)	627	2,102	(1,022)	1,080
Consumer	(46)	51	5	(111)	64	(47)
Total interest income (fully-taxable equivalent)	1,221	(1,636)	(415)	1,805	(2,345)	(540)
Interest-bearing liabilities:
Interest checking	536	(633)	(97)	443	(1,681)	(1,238)
Savings	618	838	1,456	1,153	2,013	3,166
Money market	(370)	(627)	(997)	(1,044)	(1,238)	(2,282)
Certificates of deposit	(548)	(896)	(1,444)	(932)	(1,799)	(2,731)
Brokered deposits	(1,057)	(150)	(1,207)	(1,830)	(347)	(2,177)
Customer repurchase agreements	114	(318)	(204)	177	(542)	(365)
Junior subordinated debentures	4	1	5	8	(13)	(5)
Other borrowings	(1,352)	(222)	(1,574)	(1,560)	(394)	(1,954)
Total interest expense	(2,055)	(2,007)	(4,062)	(3,585)	(4,001)	(7,586)
Net interest income (fully-taxable equivalent)	$3,276	$371	$3,647	$5,390	$1,656	$7,046
Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2026	2025	2026	2025
Net fair value mark accretion income from purchase accounting	Interest income and interest expense	$4,010	$4,966	$8,355	$9,982
Net loan origination fees	Interest income	438	348	889	842
Recoveries on previously charged-off acquired loans	Interest income	18	67	57	90
Interest income from residential real estate derivatives	Interest income	(1)	744	$(15)	$1,332
Total		$4,465	$6,125	$9,286	$12,246

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Provision for loan losses(1)	$468	$6,596	$(6,128)	(93)%	$1,274	$15,469	$(14,195)	N.M.
Provision (credit) for credit losses on off-balance sheet credit exposures	242	324	(82)	(25)%	(11)	880	(891)	(101)%
Provision for credit losses	$710	$6,920	$(6,210)	(90)%	$1,263	$16,349	$(15,086)	(92)%
(1)Provision for loan losses: The Company recorded provision expense of $468,000 for the second quarter of 2026, primarily attributable to loan growth during the quarter and the maintenance of reserves to reflect the uncertain economic outlook. Credit quality remained strong during the second quarter of 2026, as further discussed in “—Financial Condition—Asset Quality”. The decrease in provision expense from the prior-year quarter was primarily due to the absence of the $6.0 million reserve the Company established in the second quarter of 2025 related to its participation in a syndicated loan to a borrower that filed bankruptcy during the same period.
For the six months ended June 30, 2026, the decrease in provision for loan losses of $14.2 million compared to the same period in 2025 was primarily the result of: (i) the Northway acquisition on January 2, 2025, for which we recorded provision for credit losses of $6.3 million and established a corresponding ACL on loans, and (ii) the additional reserve required for the aforementioned commercial borrower that entered bankruptcy during the second quarter of 2025.
Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Debit card income	$3,786	$3,646	$140	4%	$7,208	$6,879	$329	5%
Service charges on deposit accounts	2,701	2,405	296	12%	4,859	4,723	136	3%
Income from fiduciary services(1)	2,220	1,981	239	12%	4,234	3,819	415	11%
Brokerage and insurance commissions(2)	2,029	1,794	235	13%	3,764	3,491	273	8%
Bank-owned life insurance(3)	1,244	1,003	241	24%	2,035	1,663	372	22%
Mortgage banking income, net(4)	1,161	1,060	101	10%	1,989	1,568	421	27%
Other income(5)	1,329	1,178	151	13%	2,361	2,120	241	11%
Total non-interest income	$14,470	$13,067	$1,403	11%	$26,450	$24,263	$2,187	9%
Non-interest income as a percentage of total revenues	21%	21%			20%	20%
(1)Income from fiduciary services: The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven by an increase in assets under management of $119.8 million, or 10%, to $1.4 billion at June 30, 2026.
(2)Brokerage and insurance commissions: The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven by an increase in assets under administration of $182.2 million, or 17%, to $1.2 billion as of June 30, 2026.
(3)Bank-owned life insurance (“BOLI”): The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily driven by favorable performance of the underlying equity investments and death benefit proceeds received from two BOLI policies during 2026, including one benefit recognized in each quarter. The death benefits recognized within BOLI income for the three months and six months ended June 30, 2026 was $34,000 and $209,000, respectively. The Company did not recognize any death benefits during these same periods in 2025.

(4)Mortgage banking income, net: The increase for the three and six months ended June 30, 2026 compared to the same periods in 2025, was driven by higher gains on the sale of residential mortgage loans. During the three and six months ended June 30, 2026, the Company sold $68.7 million and $129.0 million, or 47% and 48%, respectively, of its residential mortgage production, compared to $48.4 million and $90.3 million, or 39% and 45%, respectively, for the same periods in 2025.
(5)Other income: The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily attributable to increased commercial back-to-back loan swap derivative activity. For the three and six months ended June 30, 2026, the Company recognized derivative income on its commercial back-to-back loan swap program of $303,000 and $366,000, respectively, compared to $61,000 and $70,000 for the same periods of 2025, respectively.
Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Salaries and employee benefits	$20,030	$19,392	$638	3%	$39,645	$39,635	$10	—%
Furniture, equipment and data processing(1)	4,791	4,294	497	12%	9,435	9,025	410	5%
Net occupancy costs	2,789	2,693	96	4%	5,848	5,726	122	2%
Debit card expense	1,690	1,725	(35)	(2)%	3,306	3,415	(109)	(3)%
Amortization of CDI assets	1,354	1,473	(119)	(8)%	2,708	2,946	(238)	(8)%
Consulting and professional fees(2)	1,405	1,310	95	7%	2,326	2,808	(482)	(17)%
Regulatory assessments	862	1,127	(265)	(24)%	1,769	2,113	(344)	(16)%
OREO and collection costs, net	3	91	(88)	(97)%	9	181	(172)	(95)%
Merger and acquisition costs(3)	—	1,405	(1,405)	N.M.	—	8,930	(8,930)	N.M.
Other expenses(4)	4,434	4,086	348	9%	8,020	7,268	752	10%
Total non-interest expense	$37,358	$37,596	$(238)	(1)%	$73,066	$82,047	$(8,981)	(11)%
Ratio of non-interest expense to total revenues	55.42%	60.37%			55.46%	67.07%
Efficiency ratio (non-GAAP)	53.23%	55.47%			53.22%	57.06%
(1)Furniture, equipment and data processing: The increase for the three and six months ended June 30, 2026, compared to the same periods in 2025, was driven by our continued investment in customer‑facing digital technology platforms during 2026.
(2)Consulting and professional fees: The decrease for the six months ended June 30, 2026, compared to the same period in 2025, was driven by the discontinuance of a number of legacy Northway consulting arrangements that were no longer necessary following the acquisition of Northway on January 2, 2025, and the completion of integration activities in mid-March 2025, as we realized our expected merger synergies.
(3)Merger and acquisition costs: The merger and acquisition costs incurred for the three and six months ended June 30, 2025, were related to the Northway acquisition, which closed on January 2, 2025 . The Company did not incur similar costs during the same periods in 2026.
(4)Other expenses: The increases for the three and six month periods ended June 30, 2026, compared to the same periods in 2025, were primarily driven by higher marketing expenses of $283,000 and $376,000, respectively, and increased customer‑related costs, including fraud-related losses, of $83,000 and $145,000, respectively.

Income Tax Expense

Income tax expense increased to $6.3 million and $12.5 million for the three and six months ended June 30, 2026, respectively, from $3.7 million and $2.5 million for the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to higher pre-tax income. The increase for the six months ended June 30, 2026 was also driven by higher pre-tax income, reflecting the absence of $8.9 million of merger and acquisition expenses recognized in the first half of 2025, as well as a $2.6 million deferred tax asset remeasurement benefit recognized during the same period, in connection with the Northway acquisition.

The Company’s estimated effective tax rate for 2026, excluding discrete items, is 22.1%, compared to the reported effective tax rate of 17.2% for 2025. The increase in the Company’s estimated effective tax rate is primarily attributable to the deferred tax asset remeasurement benefit recognized in connection with the Northway acquisition during the first quarter of 2025, as well as lower forecasted tax-exempt income from municipal securities, lower income tax credits and lower BOLI income as a percentage of pre-tax income.

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents as of June 30, 2026, were $99.9 million, compared to $97.5 million at December 31, 2025. The Company continues to actively manage its cash balances.

Included within the Company’s cash and cash equivalents’ balances at June 30, 2026 and December 31, 2025, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position totaling $13.5 million and $7.2 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 8 and 9 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of June 30, 2026 and December 31, 2025, our investment portfolio consisted of MBS, CMO, municipal and subordinated corporate debt securities; FHLBB, FRB and other correspondent bank relationship common stock; and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans.

As of June 30, 2026, the reported value of the Company's total investment portfolio was $1.4 billion, a decrease of $64.1 million, or 4%, from December 31, 2025. The net change between periods was primarily driven by the following:

•Decrease due to paydowns, calls, and maturities of $88.9 million
•Increase from purchases of available-for-sale debt securities of $27.4 million
•Increase from amortization and accretion of $3.9 million
•Decrease in FHLBB stock and other investments of $3.1 million

AFS and HTM Debt Securities. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively.

Our AFS debt securities portfolio, which comprised 64% of our investment portfolio as of both June 30, 2026 and December 31, 2025, was carried at fair value on our consolidated statements of financial condition using Level 2 valuation techniques. Refer to Note 14 of the consolidated financial statements for further details on the Company's fair value techniques.

Our HTM debt securities are carried at amortized cost on our consolidated statements of financial condition and comprised 33% and 34% of our investment portfolio as of June 30, 2026 and December 31, 2025, respectively.

The book value of our debt securities was $1.4 billion as of both June 30, 2026 and December 31, 2025. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated subordinated corporate and municipal bonds by nationally recognized rating agencies. At June 30, 2026 and December 31, 2025, the book value of U.S. government and government‑sponsored agencies represented 93% of our debt securities portfolio.

The following table details the composition of the Company's investment portfolio, based on the carrying value of each security type as a percentage of total carrying value of the Company's debt securities, as of the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	($)	% of Total Debt Securities	($)	% of Total Debt Securities
MBS - Agency-backed	$922,697	68%	$955,557	68%
CMO - Agency-backed	329,282	24%	353,339	24%
Municipal	60,524	4%	61,077	4%
Subordinated corporate bonds	35,035	3%	37,855	3%
Other - Agency-backed	7,933	1%	7,865	1%
Total	$1,355,471	100%	$1,415,693	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of June 30, 2026, compared to December 31, 2025, remains consistent and is believed to be well-positioned to provide a stable source of cash flow. As of June 30, 2026 and December 31, 2025, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.8 years and 4.9 years, respectively, and the weighted average life was 6.4 years and 6.7 years, respectively.

The following table presents the fair value and book value of the Company's subordinated corporate bonds and municipal securities, as of the dates indicated:

	June 30, 2026				December 31, 2025
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain
Municipal bonds	51	$59,643	$60,555	$(912)	53	$60,167	$61,105	$(938)
Subordinated corporate bonds	15	35,911	35,280	631	18	38,812	38,212	600
Total	66	$95,554	$95,835	$(281)	71	$98,979	$99,317	$(338)

At June 30, 2026 and December 31, 2025, municipal bonds represented 4% of the book value of the total bond portfolio, and all of our municipal bonds carried an investment‑grade credit rating.

At June 30, 2026 and December 31, 2025, subordinated corporate bonds represented 3% of the book value of the total bond portfolio, of which $23.0 million, or 65%, carried an investment‑grade credit rating, and $12.2 million, or 35%, consisted of non‑rated subordinated corporate bonds of community banks within our markets. As of June 30, 2026, the subordinated corporate bond portfolio was made up of 14 different companies, which included 12 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 37% of our exposure as of June 30, 2026, being to global systemically important banks, or “G-SIBs”. We continue to monitor and analyze the performance of our subordinated corporate bond portfolio.

We completed a review of our HTM and AFS investment portfolio as of June 30, 2026, and concluded that no ACL was warranted on any of our bonds at this time.

Other Investments. Our other investments on the consolidated statements of condition is primarily made up of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of June 30, 2026 and December 31, 2025, our investment in FHLBB common stock totaled $14.7 million and $17.7 million, respectively, while our investment in FRB common stock totaled $8.7 million at both dates.

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

Loans

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	June 30, 2026	December 31, 2025	$	%
Commercial real estate - non-owner-occupied	$1,778,428	$1,778,985	$(557)	—%
Commercial real estate - owner-occupied	412,674	406,120	6,554	2%
Commercial	431,211	417,439	13,772	3%
Residential real estate	1,997,226	2,012,922	(15,696)	(1)%
Home equity	367,818	332,256	35,562	11%
Consumer	17,111	17,416	(305)	(2)%
Total loans	$5,004,468	$4,965,138	$39,330	1%
Commercial Loan Portfolio	$2,622,313	$2,602,544	$19,769	1%
Retail Loan Portfolio	$2,382,155	$2,362,594	$19,561	1%
Commercial Portfolio Mix	52%	52%
Retail Portfolio Mix	48%	48%

Portfolio Concentrations. Our primary geographical markets are Maine, New Hampshire and Massachusetts, making up 57%, 24%, and 13%, respectively, of the loan portfolio as of June 30, 2026, compared to 57%, 25% and 16%, respectively, as of December 31, 2025. As of June 30, 2026, our distribution channels included 56 branches in Maine and 16 branches in New Hampshire, and an online residential mortgage and small business digital loan platform.

As of June 30, 2026, the (i) non-residential building operators’ industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and (ii) lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 28% and 27%, respectively, of our total commercial real estate portfolio and were both 12% of total loans. As of June 30, 2026, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	June 30, 2026			December 31, 2025			Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	% of Total Loan Portfolio	$	% of Commercial Loan Portfolio	% of Total Loan Portfolio	$	%
Real estate investment(1)	$1,320,977	50%	26%	$1,335,058	51%	27%	$(14,081)	(1)%
Lodging	303,468	12%	6%	306,182	12%	6%	(2,714)	(1)%
Retail trade	176,873	7%	4%	158,397	6%	3%	18,476	12%
Health care	166,601	6%	3%	152,887	6%	3%	13,714	9%
Other (each < 5% of commercial loans)	654,394	25%	13%	650,020	25%	13%	4,374	1%
Total	$2,622,313	100%	52%	$2,602,544	100%	52%	$19,769	1%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,778,428	68%	35%	$1,778,985	68%	36%	(557)	—%
Commercial real estate - owner-occupied	412,674	16%	8%	406,120	16%	8%	6,554	2%
Commercial	431,211	16%	9%	417,439	16%	8%	13,772	3%
Total	$2,622,313	100%	52%	$2,602,544	100%	52%	$19,769	1%

(1)    The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	June 30, 2026			December 31, 2025			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$434,554	33%	9%	$445,583	33%	9%	$(11,029)	(2)%
Retail	196,416	15%	4%	203,011	15%	4%	(6,595)	(3)%
Office(b)	185,620	14%	4%	182,651	14%	4%	2,969	2%
Industrial	175,472	13%	4%	180,099	13%	4%	(4,627)	(3)%
Multi-family (1-4 units)(c)	140,474	11%	3%	144,074	11%	3%	(3,600)	(2)%
Other(d)	188,441	14%	2%	179,640	14%	3%	8,801	5%
Total	$1,320,977	100%	26%	$1,335,058	100%	27%	$(14,081)	(1)%
(a)    Multi-family (5+ units) loans are primarily located in non-urban locations, including 52% in Maine, 31% in New Hampshire, and 15% in Massachusetts as of June 30, 2026, compared to 50%, 37%, and 11%, respectively, as of December 31, 2025.
(b)    Office loans are primarily located in non-urban locations, including 48% in Maine, 37% in New Hampshire, and 15% in Massachusetts as of June 30, 2026, compared to 46%, 39%, and 15%, respectively, as of December 31, 2025.
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

Asset Quality

Asset quality is of the utmost importance to the Company, and continues to be of great focus given current market conditions. Our practice is to manage the Company's loan portfolio proactively so that we are able to effectively identify problem credits and trends early, assess and implement effective work-out strategies, and take charge-offs as promptly as practical. In addition, the Company continuously reassesses its underwriting standards in response to credit risk posed by changes in economic conditions. The Company continues to dedicate significant resources to monitor and manage credit risk throughout our loan portfolio and includes management and board-level oversight as follows:
•The Credit Risk Policy Committee, which is an internal management committee comprised of various executives and senior managers across business lines, including Accounting and Finance, Credit Underwriting, Collections and Special Assets, Risk, and Commercial and Retail Banking, along with the Credit Risk team, oversees the Company's systems and procedures to monitor the credit quality of its loan portfolio, conduct a loan review program, and maintain the integrity of the loan rating system.
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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans:
Commercial real estate - non-owner-occupied	$5,474	$429
Commercial real estate - owner-occupied	580	210
Commercial	2,871	3,042
Residential real estate	2,715	2,667
Home equity	501	672
Consumer	1	3
Total non-accrual loans	12,142	7,023
Other real estate owned	—	—
Total non-performing assets	$12,142	$7,023
Total loans, excluding loans held for sale	$5,004,468	$4,965,138
Total assets	$6,950,980	$6,974,584
ACL on loans	$45,604	$45,276
ACL on loans to non-accrual loans	375.59%	644.68%
Non-accrual loans to total loans	0.24%	0.14%
Non-performing loans to total loans	0.24%	0.14%
Non-performing assets to total assets	0.17%	0.10%
Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of June 30, 2026 and December 31, 2025, loans classified as potential problem loans totaled $776,000 and $4.6 million, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$1,840	$4,698
Commercial real estate - owner-occupied	999	586
Commercial	2,424	541
Residential real estate	1,542	1,565
Home equity	424	713
Consumer	46	59
Total	$7,275	$8,162
Total loans	$5,004,468	$4,965,138
Accruing loans 30-89 days past due to total loans	0.15%	0.16%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,		As of or For The Year Ended December 31, 2025
(Dollars in thousands)	2026	2025	2026	2025
ACL on loans at the beginning of the period	$45,576	$46,723	$45,276	$35,728	$35,728
ACL on acquired PCD loans	—	—	—	3,071	3,071
Components of provision for credit losses on loans:
Provision for acquired non-PCD loans	—	—	—	6,293	6,293
General provision for loan losses	468	6,596	1,274	9,176	15,738
Total provision for credit losses on loans	468	6,596	1,274	15,469	22,031
Net charge-offs (recoveries)(1):
Commercial real estate	(1)	(1)	(5)	138	3,151
Commercial	382	230	857	1,015	12,231
Residential real estate	18	(5)	12	(7)	(21)
Home equity	—	(1)	—	2	20
Consumer	41	74	82	98	173
Total net charge-offs	440	297	946	1,246	15,554
ACL on loans at the end of the period	$45,604	$53,022	$45,604	$53,022	$45,276
Components of ACL:
ACL on loans	$45,604	$53,022	$45,604	$53,022	$45,276
ACL on off-balance sheet credit exposures	3,052	3,684	3,052	3,684	3,064
ACL at end of the period	$48,656	$56,706	$48,656	$56,706	$48,340
Total loans, excluding loans held for sale	$5,004,468	$4,931,369	$5,004,468	$4,931,369	$4,965,138
Average loans	$4,982,136	$4,913,364	$4,974,615	$4,907,844	$4,953,595
Net charge-offs to average loans	0.04%	0.02%	0.04%	0.05%	0.31%
Provision for loan losses to average loans	0.04%	0.54%	0.05%	0.37%	0.44%
ACL on loans to total loans	0.91%	1.08%	0.91%	1.08%	0.91%

(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended June 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2026:
Commercial real estate	$—	$1	$(1)	$2,186,127	—%
Commercial	602	220	382	420,470	0.36%
Residential real estate	24	6	18	2,004,972	—%
Home equity	—	—	—	354,025	—%
Consumer	48	7	41	16,542	0.99%
Total	$674	$234	$440	$4,982,136	0.04%
2025:
Commercial real estate	$—	$1	$(1)	$2,076,129	—%
Commercial	350	120	230	490,445	0.19%
Residential real estate	—	$5	(5)	2,037,852	—%
Home equity	—	—	—	290,354	—%
Consumer	75	2	73	18,584	1.57%
Total	$425	$128	$297	$4,913,364	0.02%

	For The Six Months Ended June 30,
2026:
Commercial real estate	$—	$5	$(5)	$2,184,716	—%
Commercial	1,229	372	857	416,020	0.41%
Residential real estate	24	12	12	2,011,867	—%
Home equity	—	—	—	345,357	—%
Consumer	91	9	82	16,655	0.98%
Total	$1,344	$398	$946	$4,974,615	0.04%
2025:
Commercial real estate	$191	$53	$138	$2,070,874	0.01%
Commercial	1,245	230	1,015	494,954	0.41%
Residential real estate	4	11	(7)	2,035,954	—%
Home equity	3	—	3	286,958	—%
Consumer	102	5	97	19,104	1.02%
Total	$1,545	$299	$1,246	$4,907,844	0.05%

	For the Year Ended December 31,
2025:
Commercial real estate	$3,220	$69	$3,151	$2,112,281	0.15%
Commercial	12,659	428	12,231	487,827	2.51%
Residential real estate	4	25	(21)	2,034,170	—%
Home equity	21	1	20	300,686	0.01%
Consumer	185	12	173	18,631	0.93%
Total	$16,089	$535	$15,554	$4,953,595	0.31%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three or six months ended June 30, 2026. The significant key assumptions used with the ACL on loans calculation as of June 30, 2026 and December 31, 2025, included: (i) Company-specific key loss drivers (i.e., macroeconomic factors), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of June 30, 2026 and December 31, 2025, the recorded ACL on loans was $45.6 million, or 0.91% to total loans, and $45.3 million, or 0.91% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a recession over the next 12 to 24 months using multiple scenarios and probability weighting each scenario. The ACL on loans as of June 30, 2026 and December 31, 2025, incorporated a similar weighting for the probability of a recession over the next 12 to 24 months based on our forecasted macroeconomic outlook as of each date. Refer to “—Provision for Credit Losses” and Note 4 of the consolidated financial statements for other factors impacting the change in ACL on loans during the six months ended June 30, 2026.

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

ACL on Off-Balance Sheet Credit Exposures. The ACL on off-balance sheet credit exposures as of June 30, 2026 and December 31, 2025, was $3.1 million for both periods. During the six months ended June 30, 2026, there were no significant changes in our model methodology to determine the ACL on off-balance sheet credit exposures The model uses the credit loss factors for each segment calculated within the ACL on loans model described above.

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

ACL on HTM Securities. As of June 30, 2026 and December 31, 2025, we evaluated our HTM debt securities for any credit concerns and none were identified. As of June 30, 2026 and December 31, 2025, we did not carry an ACL recorded on the Company’s HTM investments. Refer to “—Investments” and Note 3 of the consolidated financial statements for further discussion.

Liabilities

Deposits. Deposits totaled $5.6 billion and $5.5 billion at June 30, 2026 and December 31, 2025, respectively. The 1% increase during the first half of 2026 was driven by an increase in core deposits of $103.1 million, or 2%, to $4.8 billion at June 30, 2026. Savings and interest checking deposit balances grew 12% and 3%, respectively, during the first half of 2026, offsetting the decrease in non-interest checking, money market, CDs, and brokered deposits of 3%, 5%, 7% and 30%, respectively, during the same period.

The Company's loan-to-deposit ratio was 90% at June 30, 2026 and December 31, 2025.

As of June 30, 2026, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.3 billion, or 24% of total deposits, as of June 30, 2026, and $1.3 billion, or 23% of total deposits, as of December 31, 2025.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $885.3 million, or 16% of total deposits, as of June 30, 2026, and $828.3 million, or 15% of total deposits, as of December 31, 2025.

Borrowings. As of June 30, 2026, total borrowings were $571.1 million, a decrease of $73.2 million, or 11%, since December 31, 2025. The decrease in borrowings during the first half of 2026 was driven by a $64.8 million, or 20%, decrease in FHLBB advances as the Company was able to replace its funding with lower cost core deposit growth.

Shareholders' Equity

Shareholders' equity as of June 30, 2026, totaled $725.9 million, an increase of $29.4 million, or 4%, since December 31, 2025.

On June 30, 2026, the Company announced a quarterly cash dividend to shareholders of $0.42 per share totaling $7.1 million, payable on July 31, 2026 to shareholders of record as of July 15, 2026. As of June 30, 2026, the Company's annualized dividend yield was 3.10% based on Camden National's closing share price of $54.22, as reported by NASDAQ on June 30, 2026.

In January 2026, the Company’s Board of Directors authorized the repurchase of up to 850,000 shares of the Company’s common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock as of December 31, 2025. During the six months ended June 30, 2026, the Company repurchased 85,131 shares of its common stock at a weighted average price of $46.55 per share totaling $4.0 million.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,		As of or For The Year Ended December 31, 2025
	2026	2025	2026	2025
Financial Ratios
Average equity to average assets	10.31%	9.35%	10.24%	9.21%	9.44%
Common equity ratio	10.44%	9.42%	10.44%	9.42%	9.99%
Tangible common equity ratio (non-GAAP)	7.91%	6.77%	7.91%	6.77%	7.41%
Dividend payout ratio	30.88%	50.00%	31.70%	66.14%	45.21%
Per Share Data
Book value per share	$42.96	$38.54	$42.96	$38.54	$41.16
Tangible book value per share (non-GAAP)	$31.64	$26.90	$31.64	$26.90	$29.69
Dividends declared per share	$0.42	$0.42	$0.84	$0.84	$1.68

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

As of June 30, 2026, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash(1)	$13,011
Unpledged investment securities	329,908
Over collateralized securities pledging position	149,664
FHLBB	886,337
Fed Discount Window	140,204
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,613,996
(1)    Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of June 30, 2026, the minimum reserve requirement remains at zero.
Total available primary liquidity of $1.6 billion was 1.8 times uninsured and uncollateralized deposits as of June 30, 2026. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primary liquidity noted above, as of June 30, 2026, we may access an additional $1.3 billion in funding through brokered deposits.

Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of June 30, 2026 and December 31, 2025, total deposits, including brokered deposits, were $5.6 billion and $5.5 billion, respectively. Refer to “—Financial Condition—Liabilities—Deposits” for further discussion on deposits.

The following is a summary of the scheduled maturities of CDs as of June 30, 2026:

(Dollars in thousands)	CDs
1 year or less	$590,650
> 1 year	41,705
Total	$632,355

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB, other federal funds and customer repurchase agreements. As of June 30, 2026, total borrowings were $571.1 million, compared to $644.3 million as of December 31, 2025. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of June 30, 2026, the Company had $886.3 million in borrowing capacity from the FHLBB.

Customer repurchase agreements are secured by MBS and government-sponsored enterprises investment securities. Through the Bank, as of June 30, 2026, we have available lines of credit of $9.9 million with the FHLBB, $85.0 million with two correspondent banks, and $140.2 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of June 30, 2026:

(Dollars in thousands)	FHLBB Advances	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$262,200	$246,186	$—	$508,386
> 1 year	1,000	—	61,665	62,665
Total	$263,200	$246,186	$61,665	$571,051

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of June 30, 2026, qualifying residential mortgage loans with a book value of $1.9 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	June 30, 2026
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	% of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$91,095	$460,355	$388,243	$2,492	$942,185	19%
Commercial	18,433	137,025	52,672	7,744	215,874	4%
Residential real estate	302	8,942	110,042	1,335,594	1,454,880	29%
Home equity	36	93	12,907	308,221	321,257	7%
Consumer	1,855	12,509	2,747	—	17,111	—%
Total fixed rate	111,721	618,924	566,611	1,654,051	2,951,307	59%
Adjustable/Variable Rate:
Commercial real estate(2)	87,546	430,194	496,193	234,984	1,248,917	25%
Commercial	65,670	97,616	45,438	6,613	215,337	4%
Residential real estate	14	1,299	32,679	508,354	542,346	11%
Home equity	52	2,383	12,953	31,173	46,561	1%
Total adjustable/variable rate	153,282	531,492	587,263	781,124	2,053,161	41%
Total loans	$265,003	$1,150,416	$1,153,874	$2,435,175	$5,004,468	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Interest rates have remained elevated during 2026, which has continued to result in slowing cash flows. As of June 30, 2026 and December 31, 2025, the Company’s MBS and CMO debt securities portfolio totaled 93% and 92%, respectively, of its total investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $201.3 million as of June 30, 2026.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of June 30, 2026:

(Dollars in thousands)	Contractual Cash Flows(1)
1 year or less	$161,311
> 1 year	1,194,160
Total	$1,355,471
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows from earnings through its normal course of business from earnings and, although not contractual, the Company has a history of paying a quarterly cash dividend to its shareholders and repurchasing its shares of common stock. For the six months ended June 30, 2026, the Company reported net income of $44.9 million and paid cash dividends of $14.2 million to shareholders.

In addition, in the course of its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of June 30, 2026, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(Dollars in thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$19,090	$2,179	$16,911
Finance leases	8,892	486	8,406
Other contractual obligations	6,754	6,754	—
Total	$34,736	$9,419	$25,317

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $725.9 million as of June 30, 2026 and $696.6 million as of December 31, 2025, which amounted to 10% of total assets. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders’ equity for the six months ended June 30, 2026.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company’s

Board of Directors. We declared dividends to shareholders in the aggregate amount of $14.3 million and $14.2 million for the six months ended June 30, 2026 and 2025, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the six months ended June 30, 2026 and 2025, the Bank declared dividends payable to the Company in the amount of $22.5 million and $3.8 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank’s regulatory capital requirements. As of June 30, 2026 and December 31, 2025, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as “well capitalized” under applicable prompt corrective action provisions.

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

As of June 30, 2026 and 2025, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	June 30, 2026	June 30, 2025
Year 1
+200 basis points	(1.3)%	(2.0)%
-200 basis points	2.0%	3.2%
Year 2
+200 basis points	2.8%	4.7%
Rates unchanged	4.7%	7.8%
-200 basis points	6.9%	11.6%
If rates remain at or near current levels, net interest income is projected to increase in year two of the simulation. Asset cash flows reprice and replace into the current rate environment at rates above current portfolio averages and funding costs increase to a lesser extent, causing balance sheet spread to expand. If deposit pricing increased from current levels without any changes to market rates or if unfavorable funding mix changes occurred, it would negatively impact net interest income projections.

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

In addition to using our investments portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to “—Financial Condition—Investments” for further details of the Company’s investment portfolio, including the duration of the bond portfolio as of June 30, 2026 and December 31, 2025.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
April 1-30, 2026	5,516	$48.50	—	816,869
May 1-31, 2026	52,000	47.64	52,000	764,869
June 1-30, 2026	—	—	—	764,869
Total	57,516	$47.72	52,000	764,869
(1) Includes 5,516 shares surrendered by employees of the Company to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.
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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in iXBRL: (i) Consolidated Statements of Condition - June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income - Three and Six Months Ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Six Months Ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 and 2025; and (vi) Notes to the Unaudited Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	August 6, 2026
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	August 6, 2026
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer