Form 10-Q
period 2026-09-30
CAMDEN NATIONAL CORP
filed 2026-11-05
CIK 750686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Outstanding at October 29, 2026: Common stock (no par value) 16,892,344 shares.

CAMDEN NATIONAL CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)

(In thousands, except number of shares)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$69,270	$71,503
Interest-bearing deposits in other banks	179,300	25,989
Total cash and cash equivalents	248,570	97,492
Investments:
Trading securities	5,120	5,747
Available-for-sale securities, at fair value (amortized cost of $947,496 and $972,686, respectively)	869,951	930,401
Held-to-maturity securities, at amortized cost (fair value of $390,095 and $457,821, respectively)	442,568	485,292
Other investments	15,259	26,497
Total investments	1,332,898	1,447,937
Loans held for sale, at fair value (book value of $6,561 and $14,965, respectively)	6,355	15,040
Loans	5,002,228	4,965,138
Less: allowance for credit losses on loans	(46,217)	(45,276)
Net loans	4,956,011	4,919,862
Goodwill	151,505	151,505
Core deposit intangible assets	38,518	42,580
Bank-owned life insurance	114,184	112,119
Premises and equipment, net	51,382	51,349
Deferred tax assets	54,166	51,079
Other assets	99,460	85,621
Total assets	$7,053,049	$6,974,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest checking	$1,183,481	$1,113,450
Interest checking	1,914,395	1,703,971
Savings and money market	2,065,050	1,910,708
Certificates of deposit	605,912	679,087
Brokered deposits	80,498	130,565
Total deposits	5,849,336	5,537,781
Short-term borrowings	311,691	581,780
Long-term borrowings	1,000	1,000
Junior subordinated debentures	61,740	61,515
Accrued interest and other liabilities	108,641	95,950
Total liabilities	6,332,408	6,278,026
Commitments and Contingencies (Note 7)
Shareholders’ Equity
Common stock, no par value: authorized 40,000,000 shares, issued and outstanding 16,898,044 and 16,924,310 on September 30, 2026 and December 31, 2025, respectively	213,795	215,797
Retained earnings	591,507	545,149
Accumulated other comprehensive loss	(84,661)	(64,388)
Total shareholders’ equity	720,641	696,558
Total liabilities and shareholders’ equity	$7,053,049	$6,974,584

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$69,111	$69,070	$203,048	$203,096
Taxable interest on investments	10,002	10,314	30,543	30,343
Nontaxable interest on investments	457	456	1,363	1,379
Dividend income	296	470	1,086	1,483
Other interest income	653	584	1,841	2,311
Total interest income	80,519	80,894	237,881	238,612
Interest Expense
Interest on deposits	22,716	24,719	66,669	73,934
Interest on borrowings	1,467	4,039	7,786	12,677
Interest on junior subordinated debentures	917	864	2,710	2,662
Total interest expense	25,100	29,622	77,165	89,273
Net interest income	55,419	51,272	160,716	149,339
Provision for credit losses	1,893	2,972	3,156	19,321
Net interest income after provision for credit losses	53,526	48,300	157,560	130,018
Non-Interest Income
Debit card income	3,887	3,704	11,095	10,583
Service charges on deposit accounts	2,656	2,570	7,515	7,293
Income from fiduciary services	2,081	1,884	6,315	5,703
Brokerage and insurance commissions	1,970	1,850	5,734	5,341
Bank-owned life insurance	714	957	2,749	2,620
Mortgage banking income, net	666	1,092	2,655	2,660
Other income	1,272	2,068	3,633	4,188
Total non-interest income	13,246	14,125	39,696	38,388
Non-Interest Expense
Salaries and employee benefits	21,009	20,089	60,654	59,724
Furniture, equipment and data processing	4,891	4,173	14,326	13,198
Net occupancy costs	2,761	2,666	8,609	8,392
Debit card expense	1,777	1,745	5,083	5,160
Amortization of core deposit intangible assets	1,354	1,473	4,062	4,419
Consulting and professional fees	888	810	3,214	3,618
Regulatory assessments	883	1,020	2,652	3,133
Other real estate owned and collection (recoveries) costs, net	(11)	46	(2)	227
Merger and acquisition costs	—	315	—	9,245
Other expenses	3,940	3,590	11,960	10,858
Total non-interest expense	37,492	35,927	110,558	117,974
Income before income tax expense	29,280	26,498	86,698	50,432
Income Tax Expense	6,459	5,304	18,973	7,831
Net Income	$22,821	$21,194	$67,725	$42,601
Per Share Data
Basic earnings per share	$1.36	$1.25	$4.01	$2.52
Diluted earnings per share	$1.34	$1.25	$3.98	$2.51
Cash dividends declared per share	$0.42	$0.42	$1.26	$1.26
Weighted average number of common shares outstanding	16,897,168	16,921,014	16,908,976	16,890,552
Diluted weighted average number of common shares outstanding	17,016,351	17,006,311	17,009,036	16,964,586

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net Income	$22,821	$21,194	$67,725	$42,601
Other comprehensive income:
Net change in fair value of debt securities, net of tax	(23,634)	9,976	(23,299)	29,667
Net change in fair value of cash flow hedging derivatives, net of tax	1,880	(513)	3,058	(3,426)
Net change in other comprehensive income for supplemental executive retirement plan and other postretirement benefit plan, net of tax	(11)	(6)	(32)	(17)
Other comprehensive income	(21,765)	9,457	(20,273)	26,224
Comprehensive Income	$1,056	$30,651	$47,452	$68,825

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at June 30, 2025	16,919,689	$214,365	$515,662	$(77,879)	$652,148
Net income	—	—	21,194	—	21,194
Other comprehensive income, net of tax	—	—	—	9,457	9,457
Stock-based compensation expense	—	790	—	—	790
Issuance of vested share awards, net of repurchase for tax withholdings	2,536	(10)	—	—	(10)
Cash dividends declared ($0.42 per share)	—	—	(7,135)	—	(7,135)
Balance at September 30, 2025	16,922,225	$215,145	$529,721	$(68,422)	$676,444
Balance at June 30, 2026	16,896,273	$213,018	$575,804	$(62,896)	$725,926
Net income	—	—	22,821	—	22,821
Other comprehensive income, net of tax	—	—	—	(21,765)	(21,765)
Stock-based compensation expense	—	781	—	—	781
Issuance of vested share awards, net of repurchase for tax withholdings	1,771	(4)	—	—	(4)
Cash dividends declared ($0.42 per share)	—	—	(7,118)	—	(7,118)
Balance at September 30, 2026	16,898,044	$213,795	$591,507	$(84,661)	$720,641

	Nine Months Ended
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In thousands, except number of shares and per share data)	Shares Outstanding	Amount
Balance at December 31, 2024	14,579,339	$116,425	$509,452	$(94,646)	$531,231
Net income	—	—	42,601	—	42,601
Other comprehensive income, net of tax	—	—	—	26,224	26,224
Stock-based compensation expense	—	2,753	—	—	2,753
Issuance of vested share awards, net of repurchase for tax withholdings	59,104	(523)	—	—	(523)
Common stock issued for acquisition of Northway Financial, Inc.	2,283,782	96,490	—	—	96,490
Cash dividends declared ($1.26 per share)	—	—	(22,332)	—	(22,332)
Balance at September 30, 2025	16,922,225	$215,145	$529,721	$(68,422)	$676,444
Balance at December 31, 2025	16,924,310	$215,797	$545,149	$(64,388)	$696,558
Net income	—	—	67,725	—	67,725
Other comprehensive income, net of tax	—	—	—	(20,273)	(20,273)
Stock-based compensation expense	—	2,806	—	—	2,806
Issuance of vested share awards, net of repurchase for tax withholdings	58,865	(845)	—	—	(845)
Common stock repurchased	(85,131)	(3,963)	—	—	(3,963)
Cash dividends declared ($1.26 per share)	—	—	(21,367)	—	(21,367)
Balance at September 30, 2026	16,898,044	$213,795	$591,507	$(84,661)	$720,641

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Operating Activities
Net Income	$67,725	$42,601
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of mortgage loans held for sale	(174,694)	(169,046)
Proceeds from the sale of mortgage loans	185,313	172,299
Gain on sale of mortgage loans, net of origination costs	(2,215)	(1,977)
Provision for credit losses	3,156	19,321
Depreciation and amortization expense	4,274	4,026
Investment securities amortization and accretion, net	1,257	1,364
Stock-based compensation expense	2,806	2,753
Amortization of core deposit intangible assets	4,062	4,419
Purchase accounting accretion, net	(12,587)	(14,654)
Net increase (decrease) in derivative collateral received from counterparties	8,320	(9,240)
Net gain on sale of premises and equipment	—	(675)
Deferred income tax expense	2,377	414
Increase in other assets	(1,090)	(313)
Decrease in other liabilities	(3,015)	(8,130)
Net cash provided by operating activities	85,689	43,162
Investing Activities
Cash received in acquisition of Northway Financial, Inc.	—	48,261
Proceeds from maturities of available-for-sale debt securities	103,770	75,591
Proceeds from sales of available-for-sale debt securities	—	56,432
Purchase of available-for-sale debt securities	(76,620)	(165,310)
Proceeds from maturities of held-to-maturity securities	47,038	32,284
Purchase of held-to-maturity securities	—	(5,000)
Net increase in loans	(32,100)	(109,074)
Proceeds from BOLI death benefits	684	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(10,485)	(24,673)
Proceeds from sale of Federal Home Loan Bank stock	21,723	18,587
Purchase of premises and equipment	(4,245)	(3,936)
Proceeds from sale of premises and equipment	—	3,186
Recoveries of previously charged-off loans	636	408
Net cash provided by (used in) investing activities	50,401	(73,244)
Financing Activities
Net increase (decrease) in deposits	311,555	(202,251)
Net (repayments) proceeds from borrowings less than 90 days	(270,089)	182,372
Proceeds of Federal Home Loan Bank long-term advances	—	1,000
Repayments of Federal Home Loan Bank long-term advances	—	(45,000)
Common stock repurchases	(3,963)	—
Issuance of restricted stock, net of repurchase for tax withholdings	(845)	(523)
Cash dividends paid on common stock	(21,376)	(21,342)
Finance lease payments	(294)	(289)
Net cash provided by (used in) financing activities	14,988	(86,033)
Net increase (decrease) in cash and cash equivalents	151,078	(116,115)
Cash and cash equivalents at beginning of period	97,492	214,963
Cash and cash equivalents at end of period	$248,570	$98,848
Supplemental information
Interest paid	$78,176	$88,882
Income taxes paid	17,854	3,639
Cash dividends declared, not paid	7,122	7,130
Change in fair value hedges presented within residential real estate loans and other assets	(2,875)	3,413
Assets acquired in Northway Financial, Inc. acquisition, excluding cash received	—	1,162,736
Liabilities assumed in Northway Financial, Inc. acquisition	—	1,116,771
Common stock issued for Northway Financial, Inc. acquisition	—	96,490

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated statements of condition of Camden National Corporation (the “Company”) as of September 30, 2026 and December 31, 2025, the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of changes in shareholders' equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. The consolidated financial statements include the accounts of the Company and Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, including the consolidated accounts of Healthcare Professional Funding Corporation (“HPFC”), a wholly owned subsidiary of the Bank. All intercompany accounts and transactions have been eliminated in consolidation. Assets held by the Bank in a fiduciary capacity, through Camden National Wealth Management, a division of the Bank, are not assets of the Company and, therefore, are not included in the consolidated statements of condition. The Company also owns 100% of the common stock of Camden Capital Trust A (“CCTA”), Union Bankshares Capital Trust I (“UBCT”), Northway Capital Trust III (“NCT III”) and Northway Capital Trust IV (“NCT IV”). These entities are unconsolidated subsidiaries of the Company. Certain reclassifications may have been made to prior period amounts to conform to the current period presentation. Any such reclassifications did not impact net income or shareholders' equity as previously reported. Net income reported for the three and nine months ended September 30, 2026, is not necessarily indicative of the results that may be expected for the full year. The information in this report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following provides a brief description of recently issued accounting pronouncements that have yet to be adopted by the Company:

ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The FASB issued ASU 2024-03 to improve disclosures about a public business entity’s expenses and to address requests from investors for more detailed information about certain types of expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect ASU 2024-03 to have a material impact to the disclosures in its consolidated financial statements.

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

NOTE 3 – INVESTMENTS

Trading Securities

Trading securities are reported on the Company’s consolidated statements of condition at fair value. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s trading securities was $5.1 million and $5.7 million, respectively. These securities are held in a rabbi trust account and invested in mutual funds. The trading securities will be used for future payments associated with the Company’s deferred compensation plan for eligible employees and directors.

AFS Debt Securities

AFS debt securities are reported on the Company’s consolidated statements of condition at fair value. The following table summarizes the amortized cost, estimated fair value, and unrealized gains (losses) of AFS debt securities, as of the dates indicated:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2026
Obligations of states and political subdivisions	$5,303	$—	$(226)	$5,077
MBS issued or guaranteed by U.S. government-sponsored enterprises	713,337	454	(66,988)	646,803
CMO issued or guaranteed by U.S. government-sponsored enterprises	218,105	134	(10,837)	207,402
Subordinated corporate bonds	10,751	113	(195)	10,669
Total AFS debt securities	$947,496	$701	$(78,246)	$869,951
December 31, 2025
Obligations of states and political subdivisions	$5,303	$1	$(29)	$5,275
MBS issued or guaranteed by U.S. government-sponsored enterprises	720,634	7,540	(43,785)	684,389
CMO issued or guaranteed by U.S. government-sponsored enterprises	230,028	1,141	(6,796)	224,373
Subordinated corporate bonds	16,721	16	(373)	16,364
Total AFS debt securities	$972,686	$8,698	$(50,983)	$930,401

As of September 30, 2026 and December 31, 2025, there was no allowance carried on AFS debt securities.

The Company previously transferred debt securities from AFS to HTM in 2022. Unrealized losses associated with these securities at the time of transfer were recorded in AOCI and are being amortized over the remaining life of the securities as an adjustment to yield. As of September 30, 2026, net unrealized losses related to the transferred securities remaining in AOCI were $32.8 million, net of a deferred tax asset of $9.5 million, and as of December 31, 2025 were $36.7 million, net of a deferred tax asset of $10.6 million.

The net unrealized losses on AFS debt securities recorded in AOCI (excluding the aforementioned securities transferred from AFS to HTM) as of September 30, 2026 were $60.9 million, net of a deferred tax asset of $17.7 million, and as of December 31, 2025 were $33.7 million, net of a deferred tax asset of $9.6 million.

The following table details the Company’s sales of AFS debt securities for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Proceeds from sales(1)	$—	$—	$—	$56,432
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—
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

The following table presents the Company’s AFS debt securities with gross unrealized losses, for which an ACL has not been recorded, segregated by the length of time the securities have been in a continuous loss position, as of the dates indicated:

		Less Than 12 Months		12 Months or More		Total
(In thousands, except number of holdings)	Number of Holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Obligations of states and political subdivisions	11	$4,705	$(200)	$372	$(26)	$5,077	$(226)
MBS issued or guaranteed by U.S. government-sponsored enterprises	245	322,550	(12,583)	301,803	(54,405)	624,353	(66,988)
CMO issued or guaranteed by U.S. government-sponsored enterprises	78	111,811	(2,764)	66,418	(8,073)	178,229	(10,837)
Subordinated corporate bonds	4	—	—	7,803	(195)	7,803	(195)
Total AFS debt securities	338	$439,066	$(15,547)	$376,396	$(62,699)	$815,462	$(78,246)
December 31, 2025
Obligations of states and political subdivisions	7	$547	$(3)	$3,147	$(26)	$3,694	$(29)
MBS issued or guaranteed by U.S. government-sponsored enterprises	152	79,930	(379)	332,788	(43,406)	412,718	(43,785)
CMO issued or guaranteed by U.S. government-sponsored enterprises	55	46,678	(332)	66,255	(6,464)	112,933	(6,796)
Subordinated corporate bonds	6	—	—	12,129	(373)	12,129	(373)
Total AFS debt securities	220	$127,155	$(714)	$414,319	$(50,269)	$541,474	$(50,983)

For the three and nine months ended September 30, 2026 and 2025, the unrealized losses on the Company’s AFS debt securities have not been recognized into income because management does not intend to sell, and it is not more-likely-than-not it will be required to sell, any of the AFS debt securities before recovery of its amortized cost basis. Furthermore, the unrealized losses were due to changes in interest rates and other market conditions and were not reflective of credit events. Agency-backed and government-sponsored enterprise securities have a long history of no credit losses, including during times of severe stress. The principal and interest payments on agency guaranteed debt are backed by the U.S. government. Government-sponsored enterprises similarly guarantee principal and interest payments and securities backed by government-sponsored enterprises carry an implicit guarantee from the U.S. Department of the Treasury. Additionally, government-sponsored enterprise securities are exceptionally liquid, readily marketable, and provide a substantial amount of price transparency and price parity, indicating a perception of zero credit losses. Municipal debt holdings are comprised of high credit quality (rated A- or higher) state and municipal obligations. High credit quality state and municipal obligations have a history of zero to near-zero credit loss. Subordinated corporate bonds are primarily comprised of investment grade senior notes and senior subordinated notes of other financial institutions.

As of September 30, 2026 and December 31, 2025, total accrued interest receivable on AFS debt securities, which has been excluded from reported amortized cost basis on AFS debt securities, was $2.5 million and $2.6 million, respectively, and was reported within other assets on the consolidated statements of condition. The Company has elected not to measure an allowance for credit losses on accrued interest receivable; therefore, no allowance was recorded at either date.

The amortized cost and estimated fair values of the Company’s AFS debt securities by contractual maturity as of September 30, 2026, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,498	$3,450
Due after one year through five years	6,803	6,477
Due after five years through ten years	5,753	5,819
Due after ten years	—	—
Subtotal	16,054	15,746
Mortgage-related securities	931,442	854,205
Total	$947,496	$869,951

HTM Debt Securities

HTM debt securities are reported on the Company’s consolidated statements of condition at amortized cost. The following table summarizes the amortized cost, estimated fair value and unrealized gains (losses) of HTM debt securities as of the dates indicated:

(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2026
Obligations of U.S. government-sponsored enterprises	$7,967	$—	$(708)	$7,259
Obligations of states and political subdivisions	55,323	—	(6,175)	49,148
MBS issued or guaranteed by U.S. government-sponsored enterprises	241,984	—	(29,634)	212,350
CMO issued or guaranteed by U.S. government-sponsored enterprises	118,725	15	(16,091)	102,649
Subordinated corporate bonds	18,569	192	(72)	18,689
Total HTM debt securities	$442,568	$207	$(52,680)	$390,095
December 31, 2025
Obligations of U.S. government-sponsored enterprises	$7,865	$—	$(278)	$7,587
Obligations of states and political subdivisions	55,802	167	(1,077)	54,892
MBS issued or guaranteed by U.S. government-sponsored enterprises	271,168	—	(16,933)	254,235
CMO issued or guaranteed by U.S. government-sponsored enterprises	128,966	84	(10,391)	118,659
Subordinated corporate bonds	21,491	1,120	(163)	22,448
Total HTM debt securities	$485,292	$1,371	$(28,842)	$457,821
(1)Amortized cost presented above includes unamortized unrealized losses from the aforementioned transfer from AFS to HTM securities that occurred in 2022. As of September 30, 2026 and December 31, 2025, the unamortized, unrealized losses on the 2022 transfer included within amortized cost were as follows: (1) $618,000 and $720,000 in obligations of U.S. government-sponsored enterprises, (2) $4.2 million and $4.6 million in obligations of state and political subdivisions, (3) $23.8 million and $26.8 million in MBS, (4) $12.9 million and $14.4 million in CMO, and (5) $0 and $23,000 in subordinated corporate bonds, respectively.

The Company evaluated its HTM debt securities with an amortized cost as of September 30, 2026 and December 31, 2025, and determined that the expected credit loss on its HTM portfolio was immaterial, and therefore it did not carry an ACL on the HTM portfolio at either date. Additionally, there were no charge-offs, recoveries or provision recorded during the nine months ended September 30, 2026 or 2025.

The HTM debt securities portfolio is comprised of the same types of securities as the AFS debt securities portfolio. Refer to the discussion above for considerations of credit risk.

As of September 30, 2026 and December 31, 2025, none of the Company’s HTM debt securities were past due or on non-accrual status. The Company did not recognize any interest income on non-accrual HTM debt securities during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, total accrued interest receivable on HTM debt securities was $1.4 million and $1.6 million, respectively, and no allowance was provided for. Accrued interest on HTM debt securities is reported within other assets on the consolidated statements of condition and excluded from reported amortized cost.

The amortized cost and estimated fair values of HTM debt securities by contractual maturity as of September 30, 2026 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-related securities are shown in total, as their maturities are highly variable.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,019	$1,019
Due after one year through five years	9,952	9,176
Due after five years through ten years	31,974	31,090
Due after ten years	38,914	33,811
Subtotal	81,859	75,096
Mortgage-related securities	360,709	314,999
Total	$442,568	$390,095

AFS and HTM Debt Securities Pledged

As of September 30, 2026 and December 31, 2025, AFS and HTM debt securities with an amortized cost of $1.0 billion and $952.7 million and estimated fair values of $940.0 million and $904.3 million, respectively, were pledged to secure FHLBB advances, FRB advances, public deposits, and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Other Investments

The Company’s FHLBB, FRB and other correspondent bank common stock are each reported at cost within other investments on the consolidated statements of condition. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value. The Company did not record any impairment on its other investments for the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the Company’s other investments as presented on the consolidated statements of condition, as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
FHLBB	$6,497	$17,735
FRB	8,692	8,692
Other	70	70
Total other investments	$15,259	$26,497

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The composition of the Company’s loan portfolio, excluding residential loans held for sale, was as follows for the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Commercial Loans:
Commercial real estate - non-owner-occupied	$1,739,314	$1,778,985
Commercial real estate - owner-occupied	415,629	406,120
Commercial	417,924	417,439
Total commercial loans	2,572,867	2,602,544
Retail Loans:
Residential real estate	2,021,365	2,012,922
Home equity	392,032	332,256
Consumer	15,964	17,416
Total retail loans	2,429,361	2,362,594
Total loans	$5,002,228	$4,965,138

The loan balances for each portfolio segment presented above are net of their respective unamortized fair value mark discount on acquired loans and net of unamortized loan origination costs for the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Net unamortized fair value mark discount on acquired loans	$(68,923)	$(79,747)
Net unamortized loan origination costs	7,459	7,022
Total	$(61,464)	$(72,725)

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

Related Party Loans. In the normal course of business, the Company makes loans to certain officers, directors and their associated companies, under terms that are consistent with the Company’s lending policies and regulatory requirements and that do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2026 and December 31, 2025, outstanding loans to certain officers, directors and their associated companies were less than 5% of the Company's shareholders’ equity.

Loan Sales

For the three months ended September 30, 2026 and 2025, the Company sold $54.1 million and $80.3 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $697,000 and $1.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company sold $183.1 million and $170.3 million, respectively, of residential mortgage loans on the secondary market, which resulted in gains on the sale of loans (net of costs) of $2.2 million and $2.0 million, respectively.

As of September 30, 2026 and December 31, 2025, the Company had certain residential mortgage loans with a principal balance of $6.6 million and $15.0 million, respectively, designated as held for sale. The Company has elected the fair value option of accounting for its loans held for sale, and as of September 30, 2026 and December 31, 2025, it had recorded unrealized (losses) gains of $(206,000) and $75,000, respectively. For the three months ended September 30, 2026 and 2025, the Company recorded the change in unrealized (losses) gains on loans held for sale within mortgage banking income, net, on the Company’s consolidated statements of income of ($230,000) and $78,000, respectively. For the nine months ended

September 30, 2026 and 2025, the Company recorded the change in unrealized (losses) gains on loans held for sale within mortgage banking income, net, on the Company’s consolidated statements of income of $(281,000) and $2,000, respectively.

The Company has forward delivery commitments with a secondary market investor on each of its loans held for sale as of September 30, 2026 and December 31, 2025. Refer to Note 8 for further discussion of the Company's forward delivery commitments.

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

Segmentation. For purposes of determining the ACL on loans, the Company disaggregates its loans into portfolio segments. Each portfolio segment possesses unique risk characteristics that are considered when determining the appropriate level of allowance. As of September 30, 2026 and December 31, 2025, the Company’s loan portfolio segments, as determined based on the unique risk characteristics of each, include the following:

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

The following table presents the activity in the ACL on loans for the periods indicated:

	Commercial Real Estate
(In thousands)	Non-Owner-Occupied	Owner- Occupied	Commercial	Residential Real Estate	Home Equity	Consumer	Total
As of or for the Three Months Ended September 30, 2026
Beginning balance, June 30, 2026	$17,744	$3,978	$6,396	$13,461	$3,915	$110	$45,604
Charge-offs	(80)	—	(1,030)	—	—	(41)	(1,151)
Recoveries	25	—	205	6	—	2	238
(Credit) provision for loan losses	(294)	103	769	534	387	27	1,526
Ending balance, September 30, 2026	$17,395	$4,081	$6,340	$14,001	$4,302	$98	$46,217
As of or for the Nine Months Ended September 30, 2026
Beginning balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276
Charge-offs	(80)	—	(2,259)	(24)	—	(132)	(2,495)
Recoveries	26	4	577	18	—	11	636
(Credit) provision for loan losses	(855)	(251)	2,304	1,175	352	75	2,800
Ending balance, September 30, 2026	$17,395	$4,081	$6,340	$14,001	$4,302	$98	$46,217
As of or for the Three Months Ended September 30, 2025
Beginning balance, June 30, 2025	$19,398	$4,314	$12,075	$13,509	$3,565	$161	$53,022
Charge-offs	(27)	—	(11,075)	—	(18)	(50)	(11,170)
Recoveries	—	8	87	8	1	5	109
Provision (credit) for loan losses	(643)	(76)	4,685	(673)	214	33	3,540
Ending balance, September 30, 2025	$18,728	$4,246	$5,772	$12,844	$3,762	$149	$45,501
As of or for the Nine Months Ended September 30, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	(27)	(191)	(12,320)	(4)	(22)	(151)	(12,715)
Recoveries	2	59	317	19	1	10	408
Acquired PCD loans	1,659	340	575	305	165	27	3,071
Provision for loan losses:
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	(138)	717	10,528	566	953	90	12,716
Total provision for loan losses	2,197	1,557	11,344	2,545	1,221	145	19,009
Ending balance, September 30, 2025	$18,728	$4,246	$5,772	$12,844	$3,762	$149	$45,501
As of or for the Year Ended December 31, 2025
Beginning balance, December 31, 2024	$14,897	$2,481	$5,856	$9,979	$2,397	$118	$35,728
Charge-offs	(3,029)	(191)	(12,659)	(4)	(21)	(185)	(16,089)
Recoveries	9	60	428	25	1	12	535
Acquired PCD loans	1,659	340	575	305	165	27	3,071
Provision for loan losses:
Provision for acquired non-PCD loans	2,335	840	816	1,979	268	55	6,293
General provision for loan losses	2,433	798	10,702	548	1,140	117	15,738
Total provision for loan losses	4,768	1,638	11,518	2,527	1,408	172	22,031
Ending balance, December 31, 2025	$18,304	$4,328	$5,718	$12,832	$3,950	$144	$45,276

As of September 30, 2026 and December 31, 2025, total accrued interest receivable on loans, which has been excluded from reported amortized cost basis on loans, was $15.5 million and $15.8 million, respectively, and reported within other assets on the consolidated statements of condition. An allowance was not carried on the accrued interest receivable at either date.

Credit Concentrations

The Company focuses on maintaining a well-balanced and diversified loan portfolio and imposes internal credit concentration limits that include consideration of regulatory requirements, which are reviewed quarterly by the Credit Risk Policy Committee. Despite such efforts, it is recognized that credit concentrations may occasionally emerge as a result of economic conditions, changes in local demand, natural loan growth and runoff. To identify credit concentrations effectively, all commercial and commercial real estate loans are assigned Standard Industrial Classification codes, North American Industry

Classification System codes, and state and county codes. Shifts in portfolio concentrations are monitored.

As of September 30, 2026, the Company’s total exposure to (1) the lessors of nonresidential buildings’ industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) were 12% of total loans and 28% of total commercial real estate loans and (2) the lessors of residential buildings’ industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) were 12% of total loans and 27% of total commercial real estate loans. There were no other industry exposures exceeding 10% of the Company’s total loan portfolio as of September 30, 2026.

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

Based on the most recent analysis performed, the risk category of loans by portfolio segment by vintage was as follows as of and for the dates indicated:

							Revolving Loans
(In thousands)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Converted to Term	Total
As of and for the period ended September 30, 2026
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$123,098	$196,015	$101,536	$85,445	$303,363	$804,623	$—	$—	$1,614,080
Special mention (Grade 7)	—	2,001	—	2,049	18,757	6,758	—	—	29,565
Substandard (Grade 8)	—	213	137	15,367	53,202	26,750	—	—	95,669
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$123,098	$198,229	$101,673	$102,861	$375,322	$838,131	$—	$—	$1,739,314
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$80	$—	$—	$—	$80
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$41,824	$58,481	$49,015	$29,490	$43,187	$165,704	$—	$—	$387,701
Special mention (Grade 7)	—	—	289	—	—	7,181	—	—	7,470
Substandard (Grade 8)	—	491	966	2,420	3,129	13,452	—	—	20,458
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner occupied	$41,824	$58,972	$50,270	$31,910	$46,316	$186,337	$—	$—	$415,629
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Risk rating:
Pass (Grades 1-6)	$55,081	$32,165	$71,202	$15,648	$18,576	$66,546	$124,153	$27,706	$411,077
Special mention (Grade 7)	—	—	836	—	—	123	82	257	1,298
Substandard (Grade 8)	46	701	78	613	1,480	328	978	1,325	5,549
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$55,127	$32,866	$72,116	$16,261	$20,056	$66,997	$125,213	$29,288	$417,924
Gross charge-offs for the nine months ended	$30	$—	$146	$118	$27	$887	$466	$585	$2,259
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$186,256	$179,420	$90,026	$102,261	$509,732	$947,736	$478	$1,651	$2,017,560
Special mention (Grade 7)	—	313	—	416	702	2,374	—	—	3,805
Substandard (Grade 8)	—	—	—	—	—	—	—	—	—
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$186,256	$179,733	$90,026	$102,677	$510,434	$950,110	$478	$1,651	$2,021,365
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$24	$—	$—	$24
Home equity
Risk rating:
Performing	$2,557	$2,789	$2,845	$10,601	$16,910	$10,225	$327,968	$17,692	$391,587
Non-performing	—	—	—	—	—	37	243	165	445
Total home equity	$2,557	$2,789	$2,845	$10,601	$16,910	$10,262	$328,211	$17,857	$392,032
Gross charge-offs for the nine months ended	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer
Risk rating:
Performing	$2,810	$2,649	$1,752	$1,681	$996	$2,055	$4,012	$—	$15,955
Non-performing	—	8	—	1	—	—	—	—	9
Total consumer	$2,810	$2,657	$1,752	$1,682	$996	$2,055	$4,012	$—	$15,964
Gross charge-offs for the nine months ended	$23	$48	$5	$22	$9	$—	$25	$—	$132

							Revolving Loans
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term	Total
As of and for the year ended December 31, 2025
Commercial real estate - non-owner-occupied
Risk rating:
Pass (Grades 1-6)	$195,567	$115,477	$105,941	$365,087	$301,695	$622,183	$—	$—	$1,705,950
Special mention (Grade 7)	—	—	2,930	21,809	3,820	3,360	—	—	31,919
Substandard (Grade 8)	—	163	2,759	1,828	9,240	27,126	—	—	41,116
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - non-owner-occupied	$195,567	$115,640	$111,630	$388,724	$314,755	$652,669	$—	$—	$1,778,985
Gross charge-offs for the year ended	$—	$—	$—	$3,002	$—	$27	$—	$—	$3,029
Commercial real estate - owner-occupied
Risk rating:
Pass (Grades 1-6)	$57,560	$52,520	$33,877	$44,121	$81,853	$114,789	$—	$—	$384,720
Special mention (Grade 7)	—	—	1,917	802	7	362	—	—	3,088
Substandard (Grade 8)	—	406	—	6,168	1,640	10,098	—	—	18,312
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial real estate - owner-occupied	$57,560	$52,926	$35,794	$51,091	$83,500	$125,249	$—	$—	$406,120
Gross charge-offs for the year ended	$—	$—	$—	$185	$—	$6	$—	$—	$191
Commercial
Risk rating:
Pass (Grades 1-6)	$44,856	$75,863	$23,409	$27,740	$20,248	$56,358	$132,366	$30,888	$411,728
Special mention (Grade 7)	—	490	—	—	—	—	239	199	928
Substandard (Grade 8)	—	101	542	1,013	285	242	1,501	1,099	4,783
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total commercial	$44,856	$76,454	$23,951	$28,753	$20,533	$56,600	$134,106	$32,186	$417,439
Gross charge-offs for the year ended	$69	$2,536	$7,070	$76	$18	$1,041	$211	$1,638	$12,659
Residential Real Estate
Risk rating:
Pass (Grades 1-6)	$190,648	$123,858	$130,316	$544,724	$547,965	$469,671	$447	$1,673	$2,009,302
Special mention (Grade 7)	—	—	—	—	—	—	—	—	—
Substandard (Grade 8)	—	—	—	819	792	2,009	—	—	3,620
Doubtful (Grade 9)	—	—	—	—	—	—	—	—	—
Total residential real estate	$190,648	$123,858	$130,316	$545,543	$548,757	$471,680	$447	$1,673	$2,012,922
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$4	$—	$—	$4
Home equity
Risk rating:
Performing	$2,945	$3,660	$14,036	$18,609	$400	$11,478	$263,240	$17,219	$331,587
Non-performing	—	—	—	—	—	32	393	244	669
Total home equity	$2,945	$3,660	$14,036	$18,609	$400	$11,510	$263,633	$17,463	$332,256
Gross charge-offs for the year ended	$—	$—	$—	$—	$—	$—	$18	$3	$21
Consumer
Risk rating:
Performing	$4,203	$2,761	$3,174	$1,781	$465	$2,085	$2,944	$—	$17,413
Non-performing	—	—	3	—	—	—	—	—	3
Total consumer	$4,203	$2,761	$3,177	$1,781	$465	$2,085	$2,944	$—	$17,416
Gross charge-offs for the year ended	$5	$34	$51	$6	$1	$56	$32	$—	$185

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

The following is a loan aging analysis by portfolio segment (including loans past due over 90 days and non-accrual loans) and loans past due over 90 days and accruing as of the following dates:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Outstanding	Loans > 90 Days Past Due and Accruing
September 30, 2026
Commercial real estate - non-owner-occupied	$3,952	$—	$532	$4,484	$1,734,830	$1,739,314	$—
Commercial real estate - owner-occupied	530	584	726	1,840	413,789	415,629	—
Commercial	651	273	2,135	3,059	414,865	417,924	—
Residential real estate	682	308	1,120	2,110	2,019,255	2,021,365	—
Home equity	147	185	261	593	391,439	392,032	—
Consumer	55	12	8	75	15,889	15,964	—
Total	$6,017	$1,362	$4,782	$12,161	$4,990,067	$5,002,228	$—
December 31, 2025
Commercial real estate - non-owner-occupied	$4,698	$—	$3	$4,701	$1,774,284	$1,778,985	$—
Commercial real estate - owner-occupied	586	210	—	796	405,324	406,120	—
Commercial	1,462	66	1,915	3,443	413,996	417,439	—
Residential real estate	1,448	312	1,380	3,140	2,009,782	2,012,922	—
Home equity	779	30	444	1,253	331,003	332,256	—
Consumer	42	17	—	59	17,357	17,416	—
Total	$9,015	$635	$3,742	$13,392	$4,951,746	$4,965,138	$—

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	September 30, 2026			December 31, 2025
(In thousands)	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non-Accrual Loans
Commercial real estate - non-owner-occupied	$1,151	$—	$1,151	$429	$—	$429
Commercial real estate - owner-occupied	1,096	—	1,096	210	—	210
Commercial	2,480	—	2,480	3,003	39	3,042
Residential real estate	2,828	—	2,828	2,667	—	2,667
Home equity	445	—	445	672	—	672
Consumer	9	—	9	3	—	3
Total	$8,009	$—	$8,009	$6,984	$39	$7,023

The Company's policy is to reverse previously recorded accrued interest income when a loan is placed on non-accrual, as such, the Company did not record any interest income on its non-accrual loans for the three and nine months ended September 30, 2026 and 2025.

Interest income that would have been recognized if loans on non-accrual status had been current in accordance with their original terms, including accrued interest reversed during the period when loans were placed on non‑accrual, is estimated to have been $90,000 and $87,000 for the three months ended September 30, 2026 and 2025, respectively and for the nine months ended September 30, 2026 and 2025 is estimated to have been $336,000 and $343,000, respectively.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost basis of collateral-dependent loans by portfolio segment and collateral type, as of the dates indicated:

	September 30, 2026			December 31, 2025
	Collateral Type		Total Collateral -Dependent Non-Accrual Loans	Collateral Type		Total Collateral -Dependent Non-Accrual Loans
(In thousands)	Real Estate	Other Assets		Real Estate	Other Assets
Commercial	$—	$793	$793	$—	$39	$39
Residential real estate	—	—	—	597	—	597
Total	$—	$793	$793	$597	$39	$636

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Company offers several types of loan and receivables modification programs to borrowers experiencing financial difficulty, primarily interest rate reductions and term extensions. In such instances, the Company may modify loans and receivables with the intention to minimize future losses and improve collectability, while providing customers with temporary or permanent financial relief. For the three and nine months ended September 30, 2026 and 2025, the Company had no material modified loans to borrowers that were experiencing financial difficulty.

The Company closely monitors the performance of loans that were previously modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts and relevant factors are considered while assessing the adequacy of the ACL. During the three and nine months ended September 30, 2026 and 2025, there were no defaults of previously modified loans to borrowers experiencing financial difficulty.

In-Process Foreclosure Proceedings

As of September 30, 2026 and December 31, 2025, the Company had $788,000 and $738,000, respectively, of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

FHLBB Advances

FHLBB advances are those borrowings from the FHLBB greater than 90 days. FHLBB advances are collateralized by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties, certain commercial real estate loans, certain pledged investment securities and other qualified assets. As of September 30, 2026 and December 31, 2025, the combined carrying value of residential real estate and commercial loans pledged as collateral was $2.2 billion.

Refer to Notes 3 and 6 of the consolidated financial statements for discussion of securities pledged as collateral.

NOTE 5 – BORROWINGS

The following summarizes the Company's borrowings as presented on the consolidated statements of condition as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Short-term borrowings:
FHLBB borrowings(1)	$50,000	$327,000
Customer repurchase agreements	261,691	254,780
Total short-term borrowings	$311,691	$581,780
Long-term borrowings:
FHLBB borrowings	$1,000	$1,000
Total long-term borrowings	$1,000	$1,000
Junior subordinated debentures:
CCTA(1)	$36,083	$36,083
UBCT(1)	8,248	8,248
NCT III(1)	8,705	8,592
NCT IV(1)	8,704	8,592
Total junior subordinated debentures	$61,740	$61,515
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

The table below sets forth information regarding the Company’s repurchase agreements accounted for as secured borrowings and types of collateral as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
MBS issued or guaranteed by U.S. government-sponsored enterprises	$204,843	$218,774
CMO issued or guaranteed by U.S. government-sponsored enterprises	56,848	36,006
Total(1)(2)	$261,691	$254,780
(1)    Presented within short-term borrowings on the consolidated statements of condition.
(2)    All customer repurchase agreements mature continuously or overnight for the dates indicated.

As of September 30, 2026 and December 31, 2025, certain customers held CDs totaling $144,000 and $206,000, respectively, that were collateralized by MBS and CMO securities that were overnight repurchase agreements.

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

The following is a summary of the Company's contractual off-balance sheet commitments as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$973,244	$880,176
Standby letters of credit	6,050	4,691
Total	$979,294	$884,867

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

The Company establishes an ACL on off-balance sheet credit exposures on its contractual off-balance sheet commitments, except those that are unconditionally cancellable by the Company. As of September 30, 2026 and December 31, 2025, the ACL on off-balance sheet credit exposures was $3.4 million and $3.1 million, respectively. The ACL on off-balance sheet credit exposure was presented within accrued interest and other liabilities on the consolidated statements of condition.

For the three months ended September 30, 2026 and 2025, the provision (credit) for credit losses on off-balance sheet credit exposures recorded in provision (credit) for credit losses on the consolidated statements of income was $367,000 and ($568,000), respectively. For the nine months ended September 30, 2026 and 2025, the provision for credit losses on off-balance sheet credit exposures recorded in provision for credit losses on the consolidated statements of income was $356,000 and $312,000, respectively.

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

The Company did not have any material loss contingencies that were provided for and/or that are required to be disclosed as of September 30, 2026 and December 31, 2025, respectively.

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

Derivatives Designated as Hedging Instruments - Hedges of Interest Rate Risk

Interest Rate Contracts - Cash Flow Hedges. The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed rate payments or the receipt of fixed rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. For the three and nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets or liabilities or forecasted issuances of debt.

For derivatives designated, and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently is reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense or interest income as interest payments are made or received on the Company’s variable-rate liabilities or assets. The Company estimates that over the next 12 months, an additional $2.8 million will be reclassified as a decrease to interest expense.

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

The following table presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated statements of condition as of the dates indicated:

	Derivative Assets			Derivative Liabilities
(In thousands)	Notional Amount	Location	Fair Value	Notional Amount	Location	Fair Value
September 30, 2026
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$338,000	Other Assets	$12,325	$—	Accrued interest and other liabilities	$—
Total derivatives designated as hedging instruments	$338,000		$12,325	$—		$—
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$458,766	Other assets	$17,918	$458,766	Accrued interest and other liabilities	$17,928
Risk participation agreements	49,484	Other assets	—	54,553	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	9,576	Other assets	114	8,818	Accrued interest and other liabilities	145
Forward delivery commitments	6,551	Other assets	271	—	Accrued interest and other liabilities	—
Total derivatives not designated as hedging instruments	$524,377		$18,303	$522,137		$18,073
December 31, 2025
Derivatives designated as hedging instruments:
Interest rate contracts(1)	$60,000	Other assets	$8,381	$828,000	Accrued interest and other liabilities	$2,923
Total derivatives designated as hedging instruments	$60,000		$8,381	$828,000		$2,923
Derivatives not designated as hedging instruments:
Customer loan swaps(1)	$442,062	Other assets	$9,087	$442,062	Accrued interest and other liabilities	$9,127
Risk participation agreements	48,434	Other assets	—	64,873	Accrued interest and other liabilities	—
Fixed rate mortgage interest rate lock commitments	11,366	Other assets	100	6,701	Accrued interest and other liabilities	20
Forward delivery commitments	9,569	Other assets	134	5,396	Accrued interest and other liabilities	44
Total derivatives not designated as hedging instruments	$511,431		$9,321	$519,032		$9,191
(1)    Reported fair values include accrued interest receivable and payable.

The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

Location in Consolidated Statements of Condition	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Fair Value Hedging Adjustment in the Carrying Amount of the Hedged Assets/(Liabilities)
(In thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Loans(1)	$223,428	$476,303	$(1,572)	$1,303
Total	$223,428	$476,303	$(1,572)	$1,303
(1) These amounts include the amortized cost basis of residential real estate loans that were used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2026 and December 31, 2025, the amortized cost basis of the residential real estate loans used in these hedging relationships was $671.0 million and $701.9 million, respectively, and the amount of the designated hedged residential loans was $225.0 million and $475.0 million, respectively.

The tables below present the effect of cash flow hedge accounting, before tax, on AOCI for the periods indicated:

(In thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
For the Three Months Ended September 30, 2026
Interest rate contracts	$1,309	$1,309	$—	Interest on borrowings	$360	$360	$—
Interest rate contracts	1,537	1,537	—	Interest on junior subordinated debentures	36	36	—
Total	$2,846	$2,846	$—		$396	$396	$—

For the Nine Months Ended September 30, 2026
Interest rate contracts	$2,532	$2,532	$—	Interest on borrowings	$851	$851	$—
Interest rate contracts	2,414	2,414	—	Interest on junior subordinated debentures	104	104	—
Total	$4,946	$4,946	$—		$955	$955	$—

For the Three Months Ended September 30, 2025
Interest rate contracts	$204	$204	$—	Interest on borrowings	$730	$730	$—
Interest rate contracts	20	20	—	Interest on junior subordinated debentures	168	168	—
Total	$224	$224	$—		$898	$898	$—

For the Nine Months Ended September 30, 2025
Interest rate contracts	$(444)	$(444)	$—	Interest on borrowings	$2,023	$2,023	$—
Interest rate contracts	(639)	(639)	—	Interest on junior subordinated debentures	413	413	—
Total	$(1,083)	$(1,083)	$—		$2,436	$2,436	$—

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30,
	2026			2025
(In thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$69,111	$1,467	$917	$69,070	$4,039	$864
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(813)	$—	$—	$448	$—	$—
Derivatives designated as hedging instruments	$820	$—	$—	$318	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$360	$36	$—	$730	$168
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$360	$36	$—	$730	$168
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income
	Nine Months Ended September 30,
	2026			2025
(In thousands)	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures	Interest and fees on loans	Interest on borrowings	Interest on junior subordinated debentures
Total presented on the consolidated statements of income in which the effects of cash flow and fair value hedges are recorded	$203,048	$7,786	$2,710	$203,096	$12,677	$2,662
Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(2,875)	$—	$—	$3,413	$—	$—
Derivatives designated as hedging instruments	$2,873	$—	$—	$(1,258)	$—	$—
Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$851	$104	$—	$2,023	$413
Amount of gain (loss) reclassified from AOCI into income - included component	$—	$851	$104	$—	$2,023	$413
Amount of gain (loss) reclassified from AOCI into income - excluded component	$—	$—	$—	$—	$—	$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Customer loan swaps	Other expense	$(17)	$(4)	$(30)	$(34)
Fixed rate mortgage interest rate lock commitments	Mortgage banking income, net	(153)	21	(111)	231
Forward delivery commitments	Mortgage banking income, net	141	(67)	181	(214)
Total		$(29)	$(50)	$40	$(17)

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

As of September 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $17.9 million and $7.5 million, respectively. As of September 30, 2026 and December 31, 2025, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted any collateral as it has master netting arrangements with its counterparties. Refer to Note 9 for further information. If the Company had breached any of these provisions as of

September 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $17.9 million and $7.5 million, respectively.

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

The following table presents the Company's derivative positions and repurchase agreements, and the potential effect of netting arrangements on its financial position, as of the dates indicated:

				Gross Amount Not Offset in the Consolidated Statements of Condition
(In thousands)	Gross Amount Recognized in the Consolidated Statements of Condition	Gross Amount Offset in the Consolidated Statements of Condition	Net Amount Presented in the Consolidated Statements of Condition	Financial Instruments Pledged (Received)(1)	Cash Collateral Pledged (Received)(1)	Net Amount
September 30, 2026
Derivative assets:
Customer loan swaps - dealer bank(2)	$17,571	$—	$17,571	$—	$(7,050)	$10,521
Customer loan swaps - commercial customer(3)	28	—	28	—	—	28
Interest rate contracts(2)	12,325	—	12,325	—	(8,440)	3,885
Total	$29,924	$—	$29,924	$—	$(15,490)	$14,434
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$17,609	$—	$17,609	$—	$—	$17,609
Customer loan swaps - dealer bank(2)	—	—	—	—	—	—
Interest rate contracts(2)	—	—	—	—	—	—
Total	$17,609	$—	$17,609	$—	$—	$17,609
Customer repurchase agreements	$261,691	$—	$261,691	$261,691	$—	$—
December 31, 2025
Derivative assets:
Customer loan swaps - dealer bank(2)	$5,330	$—	$5,330	$—	$(5,000)	$330
Customer loan swaps - commercial customer(3)	3,757	—	3,757	—	—	3,757
Interest rate contracts(2)	8,381	—	8,381	—	(5,093)	3,288
Total	$17,468	$—	$17,468	$—	$(10,093)	$7,375
Derivative liabilities:
Customer loan swaps - commercial customer(3)	$7,454	$—	$7,454	$—	$—	$7,454
Customer loan swaps - dealer bank(2)	1,673	—	1,673	—	—	1,673
Interest rate contracts(2)	2,923	—	2,923	—	2,923	—
Total	$12,050	$—	$12,050	$—	$2,923	$9,127
Customer repurchase agreements	$254,780	$—	$254,780	$254,780	$—	$—
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

The Company and Bank's risk-based capital ratios exceeded regulatory requirements, including the capital conservation buffer, as of September 30, 2026 and December 31, 2025, and the Bank's capital ratios met the requirements for it to be considered "well capitalized" under prompt corrective action provisions for each period. There were no changes to the Company or Bank's capital ratios that occurred subsequent to September 30, 2026 that would change the Company or Bank's regulatory capital categorization. The following table presents the Company and Bank's regulatory capital ratios at the periods indicated:

	September 30, 2026		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”	December 31, 2025		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer	Minimum Regulatory Provision to Be “Well Capitalized”
(Dollars in thousands)	Amount	Ratio			Amount	Ratio
Camden National Corporation:
Total risk-based capital ratio	$721,321	14.82%	10.50%	10.00%	$669,708	13.95%	10.50%	10.00%
Tier 1 risk-based capital ratio	673,185	13.83%	8.50%	6.00%	624,108	13.00%	8.50%	6.00%
Common equity Tier 1 risk-based capital ratio(1)	610,185	12.53%	7.00%	N/A	561,108	11.69%	7.00%	N/A
Tier 1 leverage capital ratio(1)	673,185	9.92%	4.00%	N/A	624,108	9.12%	4.00%	N/A
Camden National Bank:
Total risk-based capital ratio	$679,921	13.99%	10.50%	10.00%	$636,750	13.28%	10.50%	10.00%
Tier 1 risk-based capital ratio	631,784	13.00%	8.50%	8.00%	591,151	12.33%	8.50%	8.00%
Common equity Tier 1 risk-based capital ratio	631,784	13.00%	7.00%	6.50%	591,151	12.33%	7.00%	6.50%
Tier 1 leverage capital ratio	631,784	9.31%	4.00%	5.00%	591,151	8.64%	4.00%	5.00%
(1)    “Minimum Regulatory Provisions to Be ‘Well Capitalized’” are not formally defined under applicable banking regulations for bank holding companies.

In 2006 and 2008, the Company issued $44.3 million of junior subordinated debentures in connection with the issuance of trust preferred securities. In 2025, as part of the Northway acquisition, the Company assumed two additional tranches of junior subordinated debentures totaling $20.6 million, which were subject to fair value purchase accounting at the acquisition date. Although the junior subordinated debentures are recorded as liabilities on the Company’s consolidated statements of condition, the Company is permitted, in accordance with applicable regulation, to include the debentures within its calculation of risk-based capital, subject to certain limits. As of September 30, 2026 and December 31, 2025, $63.0 million of the junior subordinated debentures were included in Tier 1 and total risk-based capital for the Company.

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

NOTE 11 – OTHER COMPREHENSIVE INCOME

The following tables present a reconciliation of the changes in the components of other comprehensive income and loss for the periods indicated, including the amount of tax (expense) benefit allocated to each component:

	For the Three Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(32,575)	$7,426	$(25,149)	$10,977	$(2,504)	$8,473
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(1,961)	446	(1,515)	(1,947)	444	(1,503)
Net change in fair value	(30,614)	6,980	(23,634)	12,924	(2,948)	9,976
Cash Flow Hedges:
Change in fair value	2,831	(645)	2,186	233	(53)	180
Less: reclassified AOCI gain into interest expense(1)	396	(90)	306	898	(205)	693
Net change in fair value	2,435	(555)	1,880	(665)	152	(513)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(2)	(14)	3	(11)	(8)	2	(6)
Other comprehensive income	$(28,193)	$6,428	$(21,765)	$12,251	$(2,794)	$9,457
(1)    Reclassified into interest on borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 5 of the consolidated financial statements for further details.
(2)    Reclassified into other expenses on the consolidated statements of income.

	For The Nine Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Debt Securities:
Change in fair value	$(35,260)	$8,039	$(27,221)	$33,384	$(7,657)	$25,727
Less: reclassification adjustment for amortization of securities transferred from AFS to HTM	(5,080)	1,158	(3,922)	(5,153)	1,213	(3,940)
Net change in fair value	(30,180)	6,881	(23,299)	38,537	(8,870)	29,667
Cash Flow Hedges:
Change in fair value	4,916	(1,121)	3,795	(2,001)	456	(1,545)
Less: reclassified AOCI gain into interest expense(1)	955	(218)	737	2,436	(555)	1,881
Net change in fair value	3,961	(903)	3,058	(4,437)	1,011	(3,426)
Postretirement Plans:
Amortization of settlement recognition of net loss and prior service credit(2)	(41)	9	(32)	(22)	5	(17)
Other comprehensive income	$(26,260)	$5,987	$(20,273)	$34,078	$(7,854)	$26,224
(1)    Reclassified into interest on borrowings and/or junior subordinated debentures on the consolidated statements of income. Refer to Note 5 of the consolidated financial statements for further details.
(2)    Reclassified into other expenses on the consolidated statements of income.

The following table presents the changes in each component of AOCI, after tax, for the periods indicated:

(In thousands)	Net Unrealized Gains (Losses) on Debt Securities(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Defined Benefit Postretirement Plans(1)	AOCI(1)
As of or For the Three Months Ended September 30, 2026
Balance at June 30, 2026	$(70,070)	$6,656	$518	$(62,896)
Other comprehensive (loss) income before reclassifications	(25,149)	2,186	—	(22,963)
Less: Amounts reclassified from AOCI	(1,515)	306	11	(1,198)
Other comprehensive (loss) income	(23,634)	1,880	(11)	(21,765)
Balance at September 30, 2026	$(93,704)	$8,536	$507	$(84,661)
As of or For the Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(70,405)	$5,478	$539	$(64,388)
Other comprehensive income (loss) before reclassifications	(27,221)	3,795	—	(23,426)
Less: Amounts reclassified from AOCI	(3,922)	737	32	(3,153)
Other comprehensive (loss) income	(23,299)	3,058	(32)	(20,273)
Balance at September 30, 2026	$(93,704)	$8,536	$507	$(84,661)
As of or For the Three Months Ended September 30, 2025
Balance at June 30, 2025	$(84,324)	$6,045	$400	$(77,879)
Other comprehensive income (loss) before reclassifications	8,473	180	—	8,653
Less: Amounts reclassified from AOCI	(1,503)	693	6	(804)
Other comprehensive income (loss)	9,976	(513)	(6)	9,457
Balance at September 30, 2025	$(74,348)	$5,532	$394	$(68,422)
As of or For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(104,015)	$8,958	$411	$(94,646)
Other comprehensive income (loss) before reclassifications	25,727	(1,545)	—	24,182
Less: Amounts reclassified from AOCI	(3,940)	1,881	17	(2,042)
Other comprehensive income (loss)	29,667	(3,426)	(17)	26,224
Balance at September 30, 2025	$(74,348)	$5,532	$394	$(68,422)
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

	Location on Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Debit card interchange income	Debit card income	$3,887	$3,704	$11,095	$10,583
Service charges on deposit accounts	Service charges on deposit accounts	2,656	2,570	7,515	7,293
Fiduciary services income	Income from fiduciary services	2,081	1,884	6,315	5,703
Investment program income	Brokerage and insurance commissions	1,970	1,850	5,734	5,341
Other non-interest income	Other income	531	546	1,404	1,511
Total non-interest income within the scope of ASC 606		11,125	10,554	32,063	30,431
Total non-interest income not in scope of ASC 606		2,121	3,571	7,633	7,957
Total non-interest income		$13,246	$14,125	$39,696	$38,388

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and services are generally explicitly identified in the associated contracts.

NOTE 13 – EPS

The following is an analysis of basic and diluted EPS, reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares and per share data)	2026	2025	2026	2025
Net income available to common shareholders	$22,821	$21,194	$67,725	$42,601
Weighted-average common shares outstanding for basic EPS	16,897,168	16,921,014	16,908,976	16,890,552
Dilutive effect of stock-based awards(1)	119,183	85,297	100,060	74,034
Weighted-average common and potential common shares for diluted EPS	17,016,351	17,006,311	17,009,036	16,964,586
Earnings per common share:
Basic EPS	$1.36	$1.25	$4.01	$2.52
Diluted EPS	$1.34	$1.25	$3.98	$2.51
Awards excluded from the calculation of diluted EPS(2)	—	—	—	—
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

Derivatives: The fair value of interest rate swaps is determined using inputs that are observable in the marketplace obtained from third parties including yield curves, publicly available volatilities, and floating indexes and, accordingly, are classified as Level 2 inputs. The credit value adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of September 30, 2026 and December 31, 2025, the credit valuation adjustment on the overall valuation of its derivative positions was not significant to the overall valuation of its derivatives, and, thus, the Company's interest rate swaps were classified as Level 2.

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

The fair value of the Company’s forward delivery commitments is determined using secondary market pricing for loans with similar structures, including term, rate and borrower credit quality, and the locked and agreed to price with the secondary market investor. The Company has classified its forward delivery commitments as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, for the dates indicated:

(In thousands)	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Data (Level 2)	Company Determined Fair Value (Level 3)
September 30, 2026
Financial assets:
Trading securities	$5,120	$5,120	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,077	—	5,077	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	646,803	—	646,803	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	207,402	—	207,402	—
Subordinated corporate bonds	10,669	—	10,669	—
Loans held for sale	6,355	—	6,355	—
Customer loan swaps	17,918	—	17,918	—
Interest rate contracts	12,325	—	12,325	—
Fixed rate mortgage interest rate lock commitments	114	—	114	—
Forward delivery commitments	271	—	271	—
Financial liabilities:
Deferred compensation	$5,120	$5,120	$—	$—
Customer loan swaps	17,928	—	17,928	—
Interest rate contracts	—	—	—	—
Fixed rate mortgage interest rate lock commitments	145	—	145	—
Forward delivery commitments	—	—	—	—
December 31, 2025
Financial assets:
Trading securities	$5,747	$5,747	$—	$—
AFS debt securities:
Obligations of states and political subdivisions	5,275	—	5,275	—
MBS issued or guaranteed by U.S. government-sponsored enterprises	684,389	—	684,389	—
CMO issued or guaranteed by U.S. government-sponsored enterprises	224,373	—	224,373	—
Subordinated corporate bonds	16,364	—	16,364	—
Loans held for sale	15,040	—	15,040	—
Customer loan swaps	9,087	—	9,087	—
Interest rate contracts	8,381	—	8,381	—
Fixed rate mortgage interest rate lock commitments	100	—	100	—
Forward delivery commitments	134	—	134	—
Financial liabilities:
Deferred compensation	$5,747	$5,747	$—	$—
Customer loan swaps	9,127	—	9,127	—
Interest rate contracts	2,923	—	2,923	—
Fixed rate mortgage interest rate lock commitments	20	—	20	—
Forward delivery commitments	44	—	44	—

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2026. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

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

Non-Financial Instruments Recorded at Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a nonrecurring basis may consist of OREO, goodwill and CDI assets. As of September 30, 2026 and December 31, 2025, the Company did not have any material, non-financial instruments measured and reported at fair value.

OREO: OREO properties acquired through foreclosure or deed in lieu of foreclosure are recorded at net realizable value, which is the fair value of the real estate, less estimated costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to OREO. Upon acquisition of a property, a current appraisal is used, or an internal valuation is prepared to substantiate fair value of the property. After foreclosure, management periodically, but at least annually, obtains updated valuations of the OREO properties and, if additional impairments are deemed necessary, the subsequent write-downs for declines in value are recorded through a valuation allowance and a provision for credit losses charged to other non-interest expense within the consolidated statements of income. As management considers appropriate, adjustments are made to the appraisal obtained for the OREO property to account for recent sales activity of comparable properties, changes in the condition of the property, and changes in market conditions. These adjustments are not observable in an active market and are classified as Level 3. The Company had no material OREO properties as of September 30, 2026 and December 31, 2025.

Goodwill: Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. The fair value of goodwill is estimated by utilizing several standard valuation techniques, including discounted cash flow analyses, bank merger multiples, and/or an estimation of the impact of business conditions and investor activities on the long-term value of the goodwill. Should an impairment occur, the associated goodwill is written-down to fair value and the impairment charge is recorded within non-interest expense in the consolidated statements of income. The Company conducts an annual impairment test of goodwill in the fourth quarter each year, or more frequently as necessary. There have been no indications or triggering events during the nine months ended September 30, 2026, for which management believes it is more likely than not that goodwill is impaired.

Core Deposit Intangible Assets: The Company’s CDI assets represent the estimated value of acquired customer relationships and are amortized over the estimated life of those relationships. CDI assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no events or changes in circumstances for the nine months ended September 30, 2026 and 2025, that indicated the carrying amount may not be recoverable.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the dates indicated:

(In thousands)	Carrying Amount	Fair Value	Readily Available Market Prices (Level 1)	Observable Market Prices (Level 2)	Company Determined Market Prices (Level 3)
September 30, 2026
Financial assets:
HTM debt securities	$442,568	$390,095	$—	$390,095	$—
Commercial real estate loans(1)(2)	2,133,467	2,077,593	—	—	2,077,593
Commercial loans(2)	411,584	401,548	—	—	401,548
Residential real estate loans(2)	2,007,364	1,736,860	—	—	1,736,860
Home equity loans(2)	387,730	385,549	—	—	385,549
Consumer loans(2)	15,866	14,371	—	—	14,371
Bank-owned life insurance(3)	114,184	114,184	—	114,184	—
Servicing assets	2,586	5,013	—	—	5,013
Financial liabilities:
Time deposits	$605,912	$600,444	$—	$600,444	$—
Short-term borrowings	311,691	311,245	—	311,245	—
Long-term borrowings	1,000	823	—	823	—
Junior subordinated debentures	61,740	51,901	—	51,901	—
December 31, 2025
Financial assets:
HTM debt securities	$485,292	$457,821	$—	$457,821	$—
Commercial real estate loans(1)(2)	2,162,472	2,094,447	—	—	2,094,447
Commercial loans(2)	411,722	402,224	—	—	402,224
Residential real estate loans(2)	2,000,090	1,790,372	—	—	1,790,372
Home equity loans(2)	328,306	321,156	—	—	321,156
Consumer loans(2)	17,272	15,622	—	—	15,622
Bank-owned life insurance(3)	112,119	112,119		112,119	—
Servicing assets	2,796	4,665	—	—	4,665
Financial liabilities:
Time deposits	$679,087	$675,713	$—	$675,713	$—
Short-term borrowings	581,780	581,378	—	581,378	—
Long-term borrowings	1,000	841	—	841	—
Junior subordinated debentures	61,515	51,401	—	51,401	—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except number of shares, per share data and ratios)	2026	2025	2026	2025
Adjusted Net Income:
Net income, as presented	$22,821	$21,194	$67,725	$42,601
Adjustments before taxes:
Provision for non-PCD acquired loans	—	—	—	6,294
Provision for acquired unfunded commitments	—	—	—	249
Merger and acquisition costs	—	315	—	9,245
Gain on sale of premises and equipment, net	—	(675)	—	(675)
Total adjustments before taxes	—	(360)	—	15,113
Tax impact of above adjustments, as applicable(1)	—	83	—	(3,445)
Adjustment for deferred tax valuation adjustment(2)	—	—	—	(2,421)
Adjusted net income	$22,821	$20,917	$67,725	$51,848

Adjusted Diluted Earnings per Share:
Diluted earnings per share, as presented	$1.34	$1.25	$3.98	$2.51
Adjustments before taxes:
Provision for non-PCD acquired loans	—	—	—	0.37
Provision for acquired unfunded commitments	—	—	—	0.01
Merger and acquisition costs	—	0.02	—	0.55
Gain on sale of premises and equipment, net	—	(0.04)	—	(0.04)
Total adjustments before taxes	—	(0.02)	—	0.89
Tax impact of above adjustments, as applicable(1)	—	0.01	—	(0.20)
Adjustment for deferred tax valuation adjustment(2)	—	—	—	(0.14)
Adjusted diluted earnings per share	$1.34	$1.24	$3.98	$3.06

Adjusted Return on Average Assets:
Return on average assets, as presented	1.31%	1.21%	1.31%	0.82%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	—%	—%	0.12%
Provision for acquired unfunded commitments	—%	—%	—%	0.01%
Merger and acquisition costs	—%	0.02%	—%	0.18%
Gain on sale of premises and equipment, net	—%	(0.04)%	—%	(0.01)%
Total adjustments before taxes	—%	(0.02)%	—%	0.30%
Tax impact of above adjustments, as applicable(1)	—%	—%	—%	(0.07)%
Adjustment for deferred tax valuation adjustment(2)	—%	—%	—%	(0.05)%
Adjusted return on average assets	1.31%	1.19%	1.31%	1.00%

Adjusted Return on Average Equity:
Return on average equity, as presented	12.36%	12.75%	12.62%	8.86%
Adjustments before taxes:
Provision for non-PCD acquired loans	—%	—%	—%	1.31%
Provision for acquired unfunded commitments	—%	—%	—%	0.05%
Merger and acquisition costs	—%	0.19%	—%	1.92%
Gain on sale of premises and equipment, net	—%	(0.41)%	—%	(0.14)%
Total adjustments before taxes	—%	(0.22)%	—%	3.14%
Tax impact of above adjustments, as applicable(1)	—%	0.05%	—%	(0.72)%
Adjustment for deferred tax valuation adjustment(2)	—%	—%	—%	(0.50)%
Adjusted return on average equity	12.36%	12.58%	12.62%	10.78%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income, as presented	$22,821	$21,194	$67,725	$42,601
Adjustment for provision for credit losses	1,893	2,972	3,156	19,321
Adjustment for income tax expense	6,459	5,304	18,973	7,831
Pre-tax, pre-provision income	$31,173	$29,470	$89,854	$69,753
Adjustment for merger and acquisition costs	—	315	—	9,245
Adjustment for gain on sale of premises and equipment, net	—	(675)	—	(675)
Adjusted pre-tax, pre-provision income	$31,173	$29,110	$89,854	$78,323

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Non-interest expense, as presented	$37,492	$35,927	$110,558	$117,974
Adjustment for merger and acquisition costs	—	(315)	—	(9,245)
Adjustment for amortization of CDI assets	(1,354)	(1,473)	(4,062)	(4,419)
Adjusted non-interest expense	$36,138	$34,139	$106,496	$104,310
Net interest income, as presented	$55,419	$51,272	$160,716	$149,339
Adjustment for the effect of tax-exempt income(1)	242	344	696	982
Adjusted net interest income	55,661	51,616	161,412	150,321
Non-interest income, as presented	13,246	14,125	39,696	38,388
Adjustment for gain on sale of premises and equipment, net	—	(675)	—	(675)
Adjusted non-interest income	13,246	13,450	39,696	37,713
Adjusted net interest income plus non-interest income	$68,907	$65,066	$201,108	$188,034
GAAP efficiency ratio	54.60%	54.94%	55.17%	62.84%
Non-GAAP efficiency ratio	52.44%	52.47%	52.95%	55.47%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on Average Tangible Equity:
Net income, as presented	$22,821	$21,194	$67,725	$42,601
Adjustment for amortization of CDI assets	1,354	1,473	4,062	4,419
Tax impact of above adjustment(1)	(311)	(339)	(934)	(1,016)
Net income, adjusted for amortization of CDI assets	$23,864	$22,328	$70,853	$46,004
Average equity, as presented	$732,683	$659,628	$717,696	$643,201
Adjustment for average goodwill and CDI assets	(190,803)	(196,279)	(192,151)	(198,072)
Average tangible equity	$541,880	$463,349	$525,545	$445,129
Return on average equity	12.36%	12.75%	12.62%	8.86%
Return on average tangible equity	17.47%	19.12%	18.03%	13.82%
Adjusted Return on Average Tangible Equity:
Adjusted net income (see “Adjusted Net Income” table above)	$22,821	$20,917	$67,725	$51,848
Adjustment for amortization of CDI assets	1,354	1,473	4,062	4,419
Tax impact of above adjustment(1)	(311)	(339)	(934)	(1,016)
Adjusted net income, adjusted for amortization of CDI assets	$23,864	$22,051	$70,853	$55,251
Adjusted return on average tangible equity	17.47%	18.88%	18.03%	16.60%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net interest margin (fully-taxable equivalent), as presented	3.41%	3.16%	3.30%	3.09%
Net accretion income on loans from purchase accounting(1)	(0.25)%	(0.27)%	(0.24)%	(0.30)%
Net accretion income on investments from purchase accounting(2)	(0.07)%	(0.08)%	(0.07)%	(0.07)%
Net amortization on time deposits and borrowings from purchase accounting(3)	0.01%	0.01%	0.01%	0.01%
Core net interest margin (fully-taxable equivalent)	3.10%	2.82%	3.00%	2.73%
(1)    Recognized $3.4 million and $10.4 million of net accretion income on loans from purchase accounting for the three and nine months ended September 30, 2026, respectively, and $3.8 million and $12.4 million for the three and nine months ended September 30, 2025, respectively.

(2)    Recognized $875,000 and $2.5 million of net accretion income on investments from purchase accounting for the three and nine months ended September 30, 2026, respectively, and $937,000 and $2.6 million for the three and nine months ended September 30, 2025, respectively.
(3)    Recognized $75,000 and $225,000 of amortization expense on borrowings from purchase accounting for the three and nine months ended September 30, 2026, respectively and $132,000 and $394,000 of amortization expense on time deposits and borrowings from purchase accounting for the three and nine months ended September 30, 2025, respectively.

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

(Dollars in thousands, except number of shares, per share data and ratios)	September 30, 2026	December 31, 2025
Tangible Book Value Per Share:
Shareholders’ equity, as presented	$720,641	$696,558
Adjustment for goodwill and CDI assets	(190,023)	(194,085)
Tangible shareholders’ equity	$530,618	$502,473
Shares outstanding at period end	16,898,044	16,924,310
Book value per share	$42.65	$41.16
Tangible book value per share	$31.40	$29.69
Tangible Common Equity Ratio:
Total assets	$7,053,049	$6,974,584
Adjustment for goodwill and CDI assets	(190,023)	(194,085)
Tangible assets	$6,863,026	$6,780,499
Common equity ratio	10.22%	9.99%
Tangible common equity ratio	7.73%	7.41%

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

(Dollars in thousands)	September 30, 2026	December 31, 2025
Total deposits	$5,849,336	$5,537,781
Adjustment for certificates of deposit	(605,912)	(679,087)
Adjustment for brokered deposits	(80,498)	(130,565)
Core deposits	$5,162,926	$4,728,129

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Total average deposits, as presented(1)	$5,587,179	$5,339,017	$5,463,111	$5,307,165
Adjustment average certificates of deposit	(621,383)	(698,948)	(642,660)	(702,929)
Average core deposits	$4,965,796	$4,640,069	$4,820,451	$4,604,236
(1)    Brokered deposits are excluded from total average deposits, as presented on the Average Balance, Interest and Yield/Rate analysis table.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. In preparing the Company’s consolidated financial statements, management is required to make significant estimates and assumptions that affect assets, liabilities, revenues, and expenses reported. Actual results could differ materially from our current estimates as a result of changing conditions and future events. Estimates particularly critical and susceptible to significant near-term change include (i) the ACL on loans, (ii) fair value of loans acquired in business combinations, and (iii) goodwill.

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

GENERAL OVERVIEW

Camden National Corporation (hereafter referred to as “we,” “our,” “us,” or the “Company”) is a publicly-held bank holding company, with $7.1 billion in assets as of September 30, 2026, incorporated under the laws of the State of Maine and headquartered in Camden, Maine. Camden National Bank (the “Bank”), a wholly-owned subsidiary of the Company, was founded in 1875. The Company was founded in 1984, went public in 1997 and is registered with NASDAQ Global Market (“NASDAQ”) under the ticker symbol “CAC.”

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

The Company operates primarily in Maine and New Hampshire. The Company and the Bank generally have effectively competed with other financial institutions by emphasizing customer service, highlighted by local decision-making, establishing long-term customer relationships, building customer loyalty and providing products and services designed to meet the needs of customers.

EXECUTIVE OVERVIEW

The Company reported net income of $22.8 million and diluted EPS of $1.34 for the third quarter of 2026, compared to record net income of $23.0 million and diluted EPS of $1.35 for the second quarter of 2026. Net interest income increased 5% from the prior quarter, as continued improvement in the Company's funding mix and lower funding costs contributed to a 15 basis point expansion in net interest margin to 3.41%. Non-interest expense remained relatively stable, increasing less than 1% from the prior quarter, while the Company's GAAP and non-GAAP efficiency ratios improved to 54.60% and 52.44%, respectively, from 55.42% and 53.23% in the prior quarter.

For the nine months ended September 30, 2026, the Company reported record net income of $67.7 million and diluted EPS of $3.98, compared to $42.6 million and $2.51, respectively, for the same period of 2025. Net interest income increased 8% compared to the first nine months of 2025, driven by net interest margin expansion, while non-interest income increased 3%. Provision for credit losses decreased $16.2 million compared to the prior year period, which included acquisition-related provision expense and the charge-off of one syndicated commercial loan. Non-interest expense decreased 6% compared to the first nine months of 2025, primarily reflecting merger and acquisition costs recognized in the prior year period.

The Company's financial condition remained strong at September 30, 2026. Total deposits increased $294 million, or 5%, during the third quarter of 2026, driven primarily by growth in non-interest-bearing and interest-bearing core deposit transaction accounts. Core deposits grew 7% during the quarter and represented 88% of total deposits at September 30, 2026. Strong core deposit growth enabled the Company to reduce higher-cost funding, including certificates of deposit, brokered deposits and wholesale borrowings. The Company's loan-to-deposit ratio was 86% at September 30, 2026, compared to 90% at June 30, 2026. Total loans were $5.0 billion and remained relatively unchanged from the prior quarter, as growth in home equity and residential mortgage loans was offset by decreases in commercial real estate and commercial loans.

Asset quality remained strong during the third quarter of 2026. Non-performing loans and loans 30 to 89 days past due represented 0.16% and 0.14% of total loans, respectively, at September 30, 2026. The allowance for credit losses on loans was 0.92% of total loans, compared to 0.91% at June 30, 2026, and provided coverage of 5.8 times non-performing loans at September 30, 2026. Annualized net charge-offs remained low at 0.07% of average loans for the third quarter of 2026.

The Company's capital position remained well above regulatory requirements at September 30, 2026, including a Common Equity Tier 1 ratio of 12.53%, Tier 1 risk-based capital ratio of 13.83%, total risk-based capital ratio of 14.82%, and Tier 1 leverage ratio of 9.92%. Management remains focused on disciplined capital deployment while maintaining financial flexibility to support long-term growth and shareholder value creation. The tangible common equity ratio and tangible book value per share were 7.73% and $31.40, respectively, at September 30, 2026, compared to 7.91% and $31.64, respectively, at June 30, 2026. The decreases primarily reflected a $25.1 million net-of-tax increase in accumulated other comprehensive loss due to higher unrealized losses on the available-for-sale investment portfolio as market interest rates increased during the quarter.

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

For the quarter ended September 30, 2026, net interest income totaled $55.4 million, representing approximately 81% of total revenues, compared to $51.3 million, or 78% of total revenues, for the same period in 2025. Net interest income is affected by factors including, but not limited to, changes in interest rates, loan and deposit pricing strategies and competitive conditions, loan prepayment speeds, the volume and mix of interest‑earning assets and interest‑bearing liabilities, and the level of non‑performing assets.

Net Interest Income (Fully-Taxable Equivalent) for the Three Months Ended September 30, 2026 and 2025. On a fully-taxable equivalent basis, net interest income for the three months ended September 30, 2026 was $55.7 million, an increase of $4.0  million, or 8%, compared to the same period in 2025. The increase between periods was driven primarily by a $4.5 million, or 15%, decrease in interest expense, partially offset by a $477,000, or less than 1%, decrease in interest income on a fully-taxable equivalent basis.

Average funding liabilities totaled $6.1 billion for the third quarter of 2026, a decrease of $69.3 million, or 1%, compared to the third quarter of 2025. Interest expense decreased $4.5 million between periods, primarily due to a 27 basis point reduction in the average cost of funds to 1.63%. The lower cost of funds reflected an improvement in the Company’s funding mix, as deposit growth and cash flows from the investment portfolio provided funding to support loan activity and reduced reliance on higher-cost borrowings. Average deposits increased $248.2 million, or 5%, between periods, supported by successful customer acquisition, while average borrowings decreased $317.5 million, or 38%. The reduction in average borrowings included a $92.3 million decrease in average brokered deposits and a $224.8 million decrease in other borrowings.

Average interest-earning assets totaled $6.5 billion for the third quarter of 2026, relatively unchanged compared to the third quarter of 2025. Interest income on a fully-taxable equivalent basis decreased $477,000, or less than 1%, as the average yield on interest-earning assets decreased 3 basis points to 4.95%. Average loans increased $36.8 million, or 1%, between periods, while average taxable securities decreased $47.0 million, or 3%. The average yield on loans decreased 5 basis points to 5.45%. Lower funding costs more than offset the modest decline in earning-asset yields, resulting in higher net interest income and an expansion in net interest margin between periods.

Net Interest Margin (Fully-Taxable Equivalent) for the Three Months Ended September 30, 2026 and 2025. Net interest margin, on a fully-taxable equivalent basis, for the three months ended September 30, 2026 was 3.41%, an increase of 25 basis points over the three months ended September 30, 2025. Refer to the discussion above for a description of the factors contributing to the change between periods. Adjusting for the impact of net fair value mark accretion income from purchase accounting, which contributed $4.2 million and $4.7 million to net interest income on a fully-taxable equivalent basis for the third quarter of 2026 and 2025, respectively, the Company reported non-GAAP, core net interest margin of 3.10% for the three months ended September 30, 2026, an increase of 28 basis points over the same period of 2025.

Net Interest Income (Fully-Taxable Equivalent) for the Nine Months Ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, the Company's net interest income on a fully-taxable equivalent basis was $161.4 million, an increase of $11.1 million, or 7%, compared to the same period in 2025.

Average funding liabilities totaled $6.1 billion for the first nine months of 2026, a decrease of $40.4 million, or 1%, compared to the same period in 2025. Interest expense totaled $77.2 million, a decrease of $12.1 million, or 14%, between periods, primarily attributable to a 26 basis point reduction in the average cost of funds to 1.68%. The lower cost of funds reflected an improvement in the Company's funding mix during 2026, as deposit growth and cash flows from the investment portfolio reduced reliance on higher-cost borrowings. Average deposits increased $155.9 million, or 3%, and average borrowings decreased $196.3 million, or 23%, between periods.

Average interest‑earning assets totaled $6.5 billion for the first nine months of 2026, an increase of $27.8 million, or less than 1%, compared to the same period in 2025. Interest income on a fully-taxable equivalent basis totaled $238.6 million, a decrease of $1.0 million, or less than 1%, between periods. The average yield on interest-earning assets decreased 4 basis points to 4.90%. Average loans increased $56.7 million, or 1%, while the average yield on loans decreased 7 basis points to 5.41%. Lower funding costs more than offset the modest decline in earning-asset yields, resulting in higher net interest income and an expansion in net interest margin for the first nine months of 2026.

Net Interest Margin (Fully-Taxable Equivalent) for the Nine Months Ended September 30, 2026 and 2025. The Company’s net interest margin on a fully-taxable equivalent basis increased 21 basis points to 3.30% for the nine months ended September 30, 2026, compared to the same period in 2025. Refer to the discussion above for the drivers of the change between periods. Adjusting for the impact of purchase accounting, which contributed $12.6 million and $14.7 million to net interest income on a fully-taxable equivalent basis for the first nine months of 2026 and 2025, respectively, the Company reported non-GAAP, core net interest margin of 3.00%, an increase of 27 basis points compared to the nine months of 2025.

The following tables present, for the periods noted, average balances, interest income, interest expense, and the corresponding average yields earned and rates paid, as well as net interest income, net interest rate spread and net interest margin:

Quarterly Average Balance, Interest and Yield/Rate Analysis
	Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$50,351	$524	4.08%	$38,170	$434	4.45%
Investments - taxable	1,333,039	10,427	3.13%	1,380,042	10,934	3.17%
Investments - nontaxable(1)	60,591	578	3.82%	61,114	577	3.77%
Loans(2):
Commercial real estate	2,175,981	31,604	5.68%	2,123,138	31,043	5.72%
Commercial(1)	373,930	5,787	6.06%	398,870	6,381	6.26%
Municipal(1)	51,169	622	4.82%	97,113	1,165	4.76%
Residential real estate	2,015,870	24,550	4.87%	2,033,136	24,680	4.86%
Home equity	379,346	6,267	6.55%	305,140	5,594	7.27%
Consumer	16,536	402	9.64%	18,613	430	9.17%
Total loans	5,012,832	69,232	5.45%	4,976,010	69,293	5.50%
Total interest-earning assets	6,456,813	80,761	4.95%	6,455,336	81,238	4.98%
Cash and due from banks	72,047			71,333
Other assets	453,476			451,068
Less: ACL	(45,679)			(52,811)
Total assets	$6,936,657			$6,924,926
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,149,238	$—	—%	$1,163,310	$—	—%
Interest checking	1,781,772	7,640	1.70%	1,622,869	7,439	1.82%
Savings	1,246,325	4,830	1.54%	1,011,847	3,416	1.34%
Money market	788,461	4,750	2.39%	842,043	5,699	2.69%
Certificates of deposit	621,383	4,663	2.98%	698,948	6,159	3.50%
Total deposits	5,587,179	21,883	1.55%	5,339,017	22,713	1.69%
Borrowings:
Brokered deposits	84,182	832	3.92%	176,508	2,006	4.51%
Customer repurchase agreements	246,169	535	0.86%	246,775	736	1.18%
Junior subordinated debentures	61,694	917	5.90%	61,404	864	5.58%
Other borrowings	129,257	933	2.86%	354,099	3,303	3.70%
Total borrowings	521,302	3,217	2.45%	838,786	6,909	3.27%
Total funding liabilities	6,108,481	25,100	1.63%	6,177,803	29,622	1.90%
Other liabilities	95,493			87,495
Shareholders' equity	732,683			659,628
Total liabilities & shareholders' equity	$6,936,657			$6,924,926
Net interest income (fully-taxable equivalent)		55,661			51,616
Less: fully-taxable equivalent adjustment		(242)			(344)
Net interest income		$55,419			$51,272
Net interest rate spread (fully-taxable equivalent)			3.32%			3.08%
Net interest margin (fully-taxable equivalent)			3.41%			3.16%
Core net interest margin (fully-taxable equivalent)(3)			3.10%			2.82%
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
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$45,350	$1,417	4.12%	$55,276	$1,862	4.44%
Investments - taxable	1,365,983	32,053	3.13%	1,384,151	32,276	3.11%
Investments - nontaxable(1)	60,785	1,725	3.79%	61,547	1,745	3.78%
Loans(2):
Commercial real estate	2,181,772	93,264	5.64%	2,088,486	90,421	5.71%
Commercial(1)	367,620	16,963	6.08%	405,140	19,250	6.27%
Municipal(1)	51,460	1,876	4.87%	90,161	3,508	5.20%
Residential real estate	2,013,216	72,383	4.79%	2,035,004	73,314	4.80%
Home equity	356,811	17,676	6.62%	293,086	15,922	7.26%
Consumer	16,615	1,220	9.82%	18,938	1,296	9.15%
Total loans	4,987,494	203,382	5.41%	4,930,815	203,711	5.48%
Total interest-earning assets	6,459,612	238,577	4.90%	6,431,789	239,594	4.94%
Cash and due from banks	66,961			72,682
Other assets	453,926			448,220
Less: ACL	(45,847)			(48,158)
Total assets	$6,934,652			$6,904,533
Liabilities & Shareholders' Equity
Deposits:
Non-interest checking	$1,105,606	$—	—%	$1,124,809	$—	—%
Interest checking	1,739,740	21,671	1.67%	1,653,975	22,709	1.84%
Savings	1,176,411	13,017	1.48%	956,006	8,436	1.18%
Money market	798,694	14,055	2.35%	869,446	17,286	2.66%
Certificates of deposit	642,660	14,682	3.05%	702,929	18,909	3.60%
Total deposits	5,463,111	63,425	1.55%	5,307,165	67,340	1.70%
Borrowings:
Brokered deposits	108,969	3,243	3.98%	193,634	6,594	4.55%
Customer repurchase agreements	257,315	1,688	0.88%	239,286	2,254	1.26%
Junior subordinated debentures	61,622	2,710	5.88%	61,337	2,662	5.80%
Other borrowings	236,861	6,099	3.44%	366,814	10,423	3.80%
Total borrowings	664,767	13,740	2.76%	861,071	21,933	3.41%
Total funding liabilities	6,127,878	77,165	1.68%	6,168,236	89,273	1.94%
Other liabilities	89,078			93,096
Shareholders' equity	717,696			643,201
Total liabilities & shareholders' equity	$6,934,652			$6,904,533
Net interest income (fully-taxable equivalent)		161,412			150,321
Less: fully-taxable equivalent adjustment		(696)			(982)
Net interest income		$160,716			$149,339
Net interest rate spread (fully-taxable equivalent)			3.22%			3.00%
Net interest margin (fully-taxable equivalent)			3.30%			3.09%
Core net interest margin (fully-taxable equivalent)(3)			3.00%			2.73%
(1)    Reported on tax-equivalent basis calculated using the federal corporate income tax rate of 21%, including certain commercial loans.
(2)    Non-accrual loans and loans held for sale are included in total average loans.
(3)    This is a non-GAAP measure. Please see “Non-GAAP Financial Measures and Reconciliation to GAAP” for additional information.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to rate and volume. The (a) changes in volume (change in volume multiplied by prior period's rate), (b) changes in rates (change in rate multiplied by prior period's volume), and (c) changes in rate/volume (change in rate multiplied by the change in volume), which is allocated to the change due to rate column:

	Three Months Ended			Nine Months Ended
	September 30, 2026 vs. September 30, 2025			September 30, 2026 vs. September 30, 2025
	Increase (Decrease) Due to:		Net Increase (Decrease)	Increase (Decrease) Due to:		Net Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other banks and other interest-earning assets	$136	$(46)	$90	$(331)	$(114)	$(445)
Investments – taxable	(372)	(135)	(507)	(424)	201	(223)
Investments – nontaxable	(5)	6	1	(22)	2	(20)
Commercial real estate	772	(211)	561	4,039	(1,196)	2,843
Commercial	(399)	(195)	(594)	(1,784)	(503)	(2,287)
Municipal	(551)	8	(543)	(1,505)	(127)	(1,632)
Residential real estate	(210)	80	(130)	(784)	(147)	(931)
Home equity	1,360	(687)	673	3,460	(1,706)	1,754
Consumer	(48)	20	(28)	(159)	83	(76)
Total interest income (fully-taxable equivalent)	683	(1,160)	(477)	2,490	(3,507)	(1,017)
Interest-bearing liabilities:
Interest checking	729	(528)	201	1,180	(2,218)	(1,038)
Savings	792	622	1,414	1,945	2,636	4,581
Money market	(363)	(586)	(949)	(1,408)	(1,823)	(3,231)
Certificates of deposit	(684)	(812)	(1,496)	(1,623)	(2,604)	(4,227)
Brokered deposits	(1,050)	(124)	(1,174)	(2,881)	(470)	(3,351)
Customer repurchase agreements	(2)	(199)	(201)	170	(736)	(566)
Junior subordinated debentures	4	49	53	12	36	48
Other borrowings	(2,097)	(273)	(2,370)	(3,694)	(630)	(4,324)
Total interest expense	(2,671)	(1,851)	(4,522)	(6,299)	(5,809)	(12,108)
Net interest income (fully-taxable equivalent)	$3,354	$691	$4,045	$8,789	$2,302	$11,091
Net interest income on a fully-taxable equivalent basis included the following for the periods indicated:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2026	2025	2026	2025
Net fair value mark accretion income from purchase accounting	Interest income and interest expense	$4,232	$4,672	$12,587	$14,654
Net loan origination fees	Interest income	375	373	1,264	1,215
Recoveries on previously charged-off acquired loans	Interest income	52	8	109	98
Interest income from residential real estate derivatives	Interest income	—	741	(15)	$2,073
Total		$4,659	$5,794	$13,945	$18,040

Provision for Credit Losses

The provision for credit losses was made up of the following components for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Provision for loan losses(1)	$1,526	$3,540	$(2,014)	(57)%	$2,800	$19,009	$(16,209)	N.M.
Provision (credit) for credit losses on off-balance sheet credit exposures	367	(568)	935	(165)%	356	312	44	14%
Provision for credit losses	$1,893	$2,972	$(1,079)	(36)%	$3,156	$19,321	$(16,165)	(84)%
(1)Provision for loan losses: The Company recorded provision expense of $1.5 million for the third quarter of 2026, primarily reflecting management's consideration of economic uncertainty within the allowance for credit losses framework. Credit quality remained strong during the third quarter of 2026, as further discussed in “—Financial Condition—Asset Quality.” The decrease in provision expense from the prior-year quarter was primarily due to the absence of additional reserves held during the third quarter of 2025 related to the Company's participation in a syndicated loan to a commercial borrower that filed for bankruptcy earlier in 2025.
For the nine months ended September 30, 2026, the decrease in provision for loan losses of $16.2 million compared to the same period in 2025 was primarily attributable to (i) provision for credit losses of $6.3 million recorded in connection with the Northway acquisition in January 2025, which established a corresponding ACL on acquired loans, and (ii) the additional reserve established in 2025 related to the aforementioned commercial borrower that filed for bankruptcy.
(2)Provision for unfunded commitments: The Company recorded provision expense of approximately $367,000 for unfunded commitments during the third quarter of 2026, primarily driven by increases in the committed loan pipeline and unused credit lines, compared to a provision credit of $568,000 for the third quarter of 2025, which reflected a lower committed loan pipeline in that quarter. For the nine months ended September 30, 2026, provision expense for unfunded commitments was $356,000, compared to $312,000 for the same period in 2025.
Non-Interest Income

The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Debit card income	$3,887	$3,704	$183	5%	$11,095	$10,583	$512	5%
Service charges on deposit accounts	2,656	2,570	86	3%	7,515	7,293	222	3%
Income from fiduciary services(1)	2,081	1,884	197	10%	6,315	5,703	612	11%
Brokerage and insurance commissions(2)	1,970	1,850	120	6%	5,734	5,341	393	7%
Bank-owned life insurance(3)	714	957	(243)	(25)%	2,749	2,620	129	5%
Mortgage banking income, net(4)	666	1,092	(426)	(39)%	2,655	2,660	(5)	—%
Other income(5)	1,272	2,068	(796)	(38)%	3,633	4,188	(555)	(13)%
Total non-interest income	$13,246	$14,125	$(879)	(6)%	$39,696	$38,388	$1,308	3%
Non-interest income as a percentage of total revenues	19%	22%			20%	20%
(1)Income from fiduciary services: The increase for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was driven by an increase in assets under management of $89.4 million, or 7%, to $1.4 billion as of September 30, 2026.
(2)Brokerage and insurance commissions: The increase for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was driven by an increase in assets under administration of $158.2 million, or 15%, to $1.2 billion as of September 30, 2026.

(3)Bank-owned life insurance (“BOLI”): The decrease for the three months ended September 30, 2026, compared to the same period in 2025, primarily reflected unfavorable performance of the underlying equity investments during the third quarter of 2026. The increase for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to death benefit proceeds received from three BOLI policies during 2026. Death benefit income totaled $73,000 and $283,000 for the three and nine months ended September 30, 2026, respectively, compared to no death benefit income during the comparable periods in 2025.
(4)Mortgage banking income, net: The decrease for the three months ended September 30, 2026, compared to the same period in 2025, was driven by lower gains on the sale of residential mortgage loans and a $116,000 decrease in fair value adjustments on residential mortgage loans held for sale. During the three months ended September 30, 2026, the Company sold $54.1 million, or 40%, of its residential mortgage production, compared to $80.3 million or 62% for the same period in 2025 due to the current interest rate environment and consideration of local market factors.
(5)Other income: The decreases for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily attributable to a $675,000 net gain from the sale of two non-branch properties in the third quarter of 2025, with no corresponding gains in 2026. For the three-month period, the decrease was also attributable to a $145,000 decrease in derivative income from customer loan swaps. For the nine-month period, the absence of the prior-year property sale gains was partially offset by a $151,000 increase in derivative income from customer loan swaps.
Non-Interest Expense

The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Salaries and employee benefits(1)	$21,009	$20,089	$920	5%	$60,654	$59,724	$930	2%
Furniture, equipment and data processing(2)	4,891	4,173	718	17%	14,326	13,198	1,128	9%
Net occupancy costs	2,761	2,666	95	4%	8,609	8,392	217	3%
Debit card expense	1,777	1,745	32	2%	5,083	5,160	(77)	(1)%
Amortization of CDI assets	1,354	1,473	(119)	(8)%	4,062	4,419	(357)	(8)%
Consulting and professional fees(3)	888	810	78	10%	3,214	3,618	(404)	(11)%
Regulatory assessments	883	1,020	(137)	(13)%	2,652	3,133	(481)	(15)%
OREO and collection (recoveries) costs, net	(11)	46	(57)	N.M.	(2)	227	(229)	N.M.
Merger and acquisition costs(4)	—	315	(315)	N.M.	—	9,245	(9,245)	N.M.
Other expenses(5)	3,940	3,590	350	10%	11,960	10,858	1,102	10%
Total non-interest expense	$37,492	$35,927	$1,565	4%	$110,558	$117,974	$(7,416)	(6)%
Ratio of non-interest expense to total revenues	54.60%	54.94%			55.17%	62.84%
Efficiency ratio (non-GAAP)	52.44%	52.47%			52.95%	55.47%
(1)Salaries and employee benefits: The increases for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily attributable to the Company's normal annual merit cycle and continued investments in its lending and treasury management teams to support commercial loan and deposit growth.
(2)Furniture, equipment and data processing: The increase for the three and nine months ended September 30, 2026, compared to the same periods in 2025, reflected higher costs associated with the Company's continued investment in customer-facing digital technology, including its new account opening platform and improvements to its online banking and bill pay services.
(3)Consulting and professional fees: The decrease for the nine months ended September 30, 2026, compared to the same period in 2025, was driven by the discontinuance of certain legacy Northway consulting arrangements following the acquisition of Northway on January 2, 2025, and the completion of integration activities in mid-March 2025, as the Company realized expected merger synergies.
(4)Merger and acquisition costs: The merger and acquisition costs incurred for the three and nine months ended September 30, 2025, were related to the Northway acquisition, which closed on January 2, 2025. The Company did not incur similar costs during the same periods in 2026.

(5)Other expenses: The increases for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily driven by higher hiring expenses of $257,000 and $301,000, respectively, including costs associated with key strategic hires to support the Company’s growth initiatives, increased customer-related costs, including fraud-related losses, of $79,000 and $234,000, respectively, and increased marketing expenses of $60,000 and $239,000, respectively.
Income Tax Expense

Income tax expense increased to $6.5 million and $19.0 million for the three and nine months ended September 30, 2026, respectively, from $5.3 million and $7.8 million for the same periods in 2025. The increase for the three months ended September 30, 2026, compared with the same period in 2025, was primarily due to higher pre-tax income. The increase for the nine months ended September 30, 2026, compared to the same period in 2025, was also driven by higher pre-tax income, reflecting the absence of $9.2 million of merger and acquisition expenses recognized in the first nine months of 2025, as well as a $2.6 million deferred tax asset remeasurement benefit recognized during the same period, in connection with the Northway acquisition.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Total cash and cash equivalents as of September 30, 2026, were $248.6 million, compared to $97.5 million at December 31, 2025. The increase as of September 30, 2026, was driven by seasonal deposit flows within our markets, continued customer acquisition success, and certain large commercial customer deposit flows. The Company continues to actively manage its cash balances.

Included within the Company’s cash and cash equivalents’ balances at September 30, 2026 and December 31, 2025, was cash held in escrow by the FHLBB as collateral posted by the counterparties for our derivatives in a net asset position totaling $15.5 million and $7.2 million, respectively. We and the counterparty manage these cash accounts daily. Refer to Notes 8 and 9 of the consolidated financial statements for additional detail on the Company’s derivatives and collateral.

Investments

The Company utilizes the investment portfolio to manage liquidity, interest rate risk, and regulatory capital, as well as to take advantage of market conditions to generate returns without undue risk. As of September 30, 2026 and December 31, 2025, our investment portfolio consisted of MBS, CMO, municipal and subordinated corporate debt securities; FHLBB, FRB and other correspondent bank relationship common stock; and mutual funds held in a rabbi trust for the executive and director nonqualified retirement plans.

As of September 30, 2026, the reported value of the Company's total investment portfolio was $1.3 billion, a decrease of $115 million, or 8%, from December 31, 2025. The net change between periods was primarily driven by the following:

•Increase from purchases of available-for-sale debt securities of $76.6 million
•Increase from amortization and accretion of $6.3 million
•Decrease due to paydowns, calls, and maturities of $150.8 million
•Decrease from the increase in net unrealized losses on available-for-sale debt securities of $35.3 million
•Decrease in FHLBB stock and other investments of $11.2 million

AFS and HTM Debt Securities. We designate our debt securities as AFS or HTM based on our intent and investment strategy and they are carried at fair value and amortized cost, respectively.

Our AFS debt securities portfolio, which comprised 65% of our investment portfolio as of September 30, 2026 and 64% as of December 31, 2025, was carried at fair value on our consolidated statements of financial condition using Level 2 valuation techniques. Refer to Note 14 of the consolidated financial statements for further details on the Company's fair value techniques.

Our HTM debt securities are carried at amortized cost on our consolidated statements of financial condition and comprised 33% and 34% of our investment portfolio as of September 30, 2026 and December 31, 2025, respectively.

The book value of our debt securities was $1.3 billion as of September 30, 2026 and $1.4 billion as of December 31, 2025. Our debt securities portfolio has limited credit risk due to its composition, which includes securities backed by the U.S. government and government-sponsored agencies, and highly rated subordinated corporate and municipal bonds by nationally recognized rating agencies. At September 30, 2026 and December 31, 2025, the book value of U.S. government and government‑sponsored agencies represented 93% of our debt securities portfolio at both dates.

The following table details the composition of the Company's investment portfolio, based on the carrying value of each security type as a percentage of total carrying value of the Company's debt securities, as of the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	($)	% of Total Debt Securities	($)	% of Total Debt Securities
MBS - Agency-backed	$888,787	68%	$955,557	68%
CMO - Agency-backed	326,127	25%	353,339	24%
Municipal	60,400	4%	61,077	4%
Subordinated corporate bonds	29,238	2%	37,855	3%
Other - Agency-backed	7,967	1%	7,865	1%
Total	$1,312,519	100%	$1,415,693	100%

We continually monitor and evaluate our investment portfolio to identify and assess risks within our portfolio, including but not limited to, the impact of the current interest rate environment and the related prepayment risk, and the review of credit ratings. The overall mix of debt securities as of September 30, 2026, compared to December 31, 2025, remains consistent and is believed to be well-positioned to provide a stable source of cash flow. As of September 30, 2026 and December 31, 2025, the duration of our debt investment securities portfolio, adjusting for calls when appropriate and consensus prepayment speeds, was 4.8 years and 4.9 years, respectively, and the weighted average life was 6.3 years and 6.7 years, respectively.

The following table presents the fair value and book value of the Company's subordinated corporate bonds and municipal securities, as of the dates indicated:

	September 30, 2026				December 31, 2025
(Dollars in thousands)	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain	# of Securities	Fair Value	Book Value	Net Unrealized (Loss) Gain
Municipal bonds	51	$54,225	$60,626	$(6,401)	53	$60,167	$61,105	$(938)
Subordinated corporate bonds	11	29,358	29,320	38	18	38,812	38,212	600
Total	62	$83,583	$89,946	$(6,363)	71	$98,979	$99,317	$(338)

At September 30, 2026 and December 31, 2025, municipal bonds represented 4% of the book value of the total bond portfolio in each period, and all of our municipal bonds carried an investment‑grade credit rating.

At September 30, 2026 and December 31, 2025, subordinated corporate bonds represented 2% and 3% of the book value of the total bond portfolio, respectively, of which $18.6 million, or 63%, carried an investment‑grade credit rating, and $10.8 million, or 37%, consisted of non‑rated subordinated corporate bonds of community banks within our markets. As of September 30, 2026, the subordinated corporate bond portfolio was made up of 11 different companies, which included 9 different banks. The banks in the portfolio range from the largest U.S. banks to community banks, with 30% of our exposure as of September 30, 2026, being to global systemically important banks, or “G-SIBs”. We continue to monitor and analyze the performance of our subordinated corporate bond portfolio.

We completed a review of our HTM and AFS investment portfolio as of September 30, 2026, and concluded that no ACL was warranted on any of our bonds at this time.

Other Investments. Our other investments on the consolidated statements of condition is primarily made up of FHLBB and FRB common stock. These investments are carried at cost. We are required to maintain a certain level of investment in FHLBB stock based on our level of FHLBB advances, and maintain a certain level of investment in FRB common stock based on the Bank's capital levels. As of September 30, 2026 and December 31, 2025, our investment in FHLBB common stock totaled $6.5 million and $17.7 million, respectively, while our investment in FRB common stock totaled $8.7 million at both dates.

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

Loans

The following table sets forth the composition of our loan portfolio as of the dates indicated:

			Change
(Dollars in thousands)	September 30, 2026	December 31, 2025	$	%
Commercial real estate - non-owner-occupied	$1,739,314	$1,778,985	$(39,671)	(2)%
Commercial real estate - owner-occupied	415,629	406,120	9,509	2%
Commercial	417,924	417,439	485	—%
Residential real estate	2,021,365	2,012,922	8,443	—%
Home equity	392,032	332,256	59,776	18%
Consumer	15,964	17,416	(1,452)	(8)%
Total loans	$5,002,228	$4,965,138	$37,090	1%
Commercial Loan Portfolio	$2,572,867	$2,602,544	$(29,677)	(1)%
Retail Loan Portfolio	$2,429,361	$2,362,594	$66,767	3%
Commercial Portfolio Mix	51%	52%
Retail Portfolio Mix	49%	48%

As of September 30, 2026 and December 31, 2025, the Company had $98.3 million and $74.8 million, respectively, of syndicated commercial loans outstanding.

As of September 30, 2026 and December 31, 2025, 59% and 57%, respectively, of the home equity loan portfolio was secured by junior lien positions.

Portfolio Concentrations. Our primary geographical markets are Maine, New Hampshire and Massachusetts, making up 58%, 24%, and 13%, respectively, of the loan portfolio as of September 30, 2026, compared to 57%, 25% and 16%, respectively, as of December 31, 2025. As of September 30, 2026, our distribution channels included 56 branches in Maine and 16 branches in New Hampshire, and an online residential mortgage and small business digital loan platform.

As of September 30, 2026, the (i) non-residential building operators’ industry (operators of commercial and industrial buildings, retail establishments, theaters, banks and insurance buildings) and (ii) lessors of residential buildings industry (lessors of buildings used as residences, such as single-family homes, apartments and town houses) concentrations were 28% and 27%, respectively, of our total commercial real estate portfolio and were both 12% of total loans. As of September 30, 2026, there were no other industry concentrations within our loan portfolio that exceeded 10% of total loans.

The table below summarizes the significant industries within the Company’s commercial loan portfolio at the dates indicated:

	September 30, 2026			December 31, 2025			Change
(Dollars in thousands)	$	% of Commercial Loan Portfolio	% of Total Loan Portfolio	$	% of Commercial Loan Portfolio	% of Total Loan Portfolio	$	%
Real estate investment(1)	$1,288,856	50%	26%	$1,335,058	51%	27%	$(46,202)	(3)%
Lodging	293,432	11%	6%	306,182	12%	6%	(12,750)	(4)%
Retail trade	176,742	7%	3%	158,397	6%	3%	18,345	12%
Health care	159,301	6%	3%	152,887	6%	3%	6,414	4%
Other (each < 5% of commercial loans)	654,536	26%	13%	650,020	25%	13%	4,516	1%
Total	$2,572,867	100%	51%	$2,602,544	100%	52%	$(29,677)	(1)%
Commercial loan portfolio mix:
Commercial real estate - non-owner-occupied	$1,739,314	68%	35%	$1,778,985	68%	36%	(39,671)	(2)%
Commercial real estate - owner-occupied	415,629	16%	8%	406,120	16%	8%	9,509	2%
Commercial	417,924	16%	8%	417,439	16%	8%	485	—%
Total	$2,572,867	100%	51%	$2,602,544	100%	52%	$(29,677)	(1)%
(1)    The following table summarizes the real estate investment loan portfolio, by property type as of the dates indicated:

	September 30, 2026			December 31, 2025			Change
(Dollars in thousands)	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	% of Real Estate Investment Portfolio	% of Total Loan Portfolio	$	%
Multi-family (5+ units)(a)	$420,382	33%	8%	$445,583	33%	9%	$(25,201)	(6)%
Retail	192,522	15%	4%	203,011	15%	4%	(10,489)	(5)%
Office(b)	169,952	13%	3%	182,651	14%	4%	(12,699)	(7)%
Industrial	173,936	13%	3%	180,099	13%	4%	(6,163)	(3)%
Multi-family (1-4 units)(c)	144,697	11%	3%	144,074	11%	3%	623	—%
Other(d)	187,367	15%	5%	179,640	14%	3%	7,727	4%
Total	$1,288,856	100%	26%	$1,335,058	100%	27%	$(46,202)	(3)%
(a)    Multi-family (5+ units) loans are primarily located in non-urban locations, including 52% in Maine, 29% in New Hampshire, and 18% in Massachusetts as of September 30, 2026, compared to 50%, 37%, and 11%, respectively, as of December 31, 2025.
(b)    Office loans are primarily located in non-urban locations, including 51% in Maine, 33% in New Hampshire, and 16% in Massachusetts as of September 30, 2026, compared to 46%, 39%, and 15%, respectively, as of December 31, 2025.
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

Non-Performing Assets. Non-performing assets include non-accrual loans, accruing loans 90 days or more past due, and property acquired through foreclosure or repossession. The following table sets forth the composition and amounts of our non-performing loans as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans:
Commercial real estate - non-owner-occupied	$1,151	$429
Commercial real estate - owner-occupied	1,096	210
Commercial	2,480	3,042
Residential real estate	2,828	2,667
Home equity	445	672
Consumer	9	3
Total non-accrual loans	8,009	7,023
Other real estate owned	—	—
Total non-performing assets	$8,009	$7,023
Total loans, excluding loans held for sale	$5,002,228	$4,965,138
Total assets	$7,053,049	$6,974,584
ACL on loans	$46,217	$45,276
ACL on loans to non-accrual loans	577.06%	644.68%
Non-accrual loans to total loans	0.16%	0.14%
Non-performing loans to total loans	0.16%	0.14%
Non-performing assets to total assets	0.11%	0.10%
Potential Problem Loans. Potential problem loans consist of classified accruing commercial and commercial real estate loans that were 30-89 days past due. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve due to changes in collateral values or the financial condition of the borrowers, while the credit quality of other loans may deteriorate, resulting in a loss. These loans are not included in the above analysis of non-accrual loans. As of September 30, 2026 and December 31, 2025, loans classified as potential problem loans totaled $307,000 and $4.6 million, respectively.

Past Due Loans. Past due loans consist of accruing loans that were 30-89 days past due. The following table presents the recorded investment of past due loans as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Accruing loans 30-89 days past due:
Commercial real estate - non-owner-occupied	$3,952	$4,698
Commercial real estate - owner-occupied	746	586
Commercial	806	541
Residential real estate	947	1,565
Home equity	266	713
Consumer	67	59
Total	$6,784	$8,162
Total loans	$5,002,228	$4,965,138
Accruing loans 30-89 days past due to total loans	0.14%	0.16%

ACL. The following table sets forth information concerning the components of our ACL for the periods indicated:

	As of or For The Three Months Ended September 30,		As of or For The Nine Months Ended September 30,		As of or For The Year Ended December 31, 2025
(Dollars in thousands)	2026	2025	2026	2025
ACL on loans at the beginning of the period	$45,604	$53,022	$45,276	$35,728	$35,728
ACL on acquired PCD loans	—	—	—	3,071	3,071
Components of provision for credit losses on loans:
Provision for acquired non-PCD loans	—	—	—	6,293	6,293
General provision for loan losses	1,526	3,540	2,800	12,716	15,738
Total provision for credit losses on loans	1,526	3,540	2,800	19,009	22,031
Net charge-offs (recoveries)(1):
Commercial real estate	55	19	50	157	3,151
Commercial	825	10,988	1,682	12,003	12,231
Residential real estate	(6)	(8)	6	(15)	(21)
Home equity	—	17	—	21	20
Consumer	39	45	121	141	173
Total net charge-offs	913	11,061	1,859	12,307	15,554
ACL on loans at the end of the period	$46,217	$45,501	$46,217	$45,501	$45,276
Components of ACL:
ACL on loans	$46,217	$45,501	$46,217	$45,501	$45,276
ACL on off-balance sheet credit exposures	3,419	3,117	3,419	3,117	3,064
ACL at end of the period	$49,636	$48,618	$49,636	$48,618	$48,340
Total loans, excluding loans held for sale	$5,002,228	$5,002,927	$5,002,228	$5,002,927	$4,965,138
Average loans	$5,012,832	$4,976,010	$4,987,494	$4,930,815	$4,953,595
Net charge-offs to average loans	0.07%	0.89%	0.05%	0.33%	0.31%
Provision for loan losses to average loans	0.12%	0.28%	0.07%	0.34%	0.44%
ACL on loans to total loans	0.92%	0.91%	0.92%	0.91%	0.91%

(1)    Additional information related to net charge-offs (recoveries) is presented in the following table for the periods indicated:

	For The Three Months Ended September 30,
(Dollars in thousands)	Total Charge-offs	Total Recoveries	Net Charge-Offs (Recoveries)	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2026:
Commercial real estate	$80	$25	$55	$2,175,981	0.01%
Commercial	1,030	205	825	425,099	0.78%
Residential real estate	—	6	(6)	2,015,870	—%
Home equity	—	—	—	379,346	—%
Consumer	41	2	39	16,536	0.94%
Total	$1,151	$238	$913	$5,012,832	0.07%
2025:
Commercial real estate	$27	$8	$19	$2,123,138	—%
Commercial	11,075	87	10,988	495,983	8.86%
Residential real estate	—	8	(8)	2,033,136	—%
Home equity	18	1	17	305,140	0.02%
Consumer	50	5	45	18,613	0.97%
Total	$11,170	$109	$11,061	$4,976,010	0.89%

	For The Nine Months Ended September 30,
2026:
Commercial real estate	$80	$30	$50	$2,181,772	—%
Commercial	2,259	577	1,682	419,080	0.54%
Residential real estate	24	18	6	2,013,216	—%
Home equity	—	—	—	356,811	—%
Consumer	132	11	121	16,615	0.97%
Total	$2,495	$636	$1,859	$4,987,494	0.05%
2025:
Commercial real estate	$218	$61	$157	$2,088,486	0.01%
Commercial	12,320	317	12,003	495,301	3.23%
Residential real estate	4	19	(15)	2,035,004	—%
Home equity	22	1	21	293,086	0.01%
Consumer	151	10	141	18,938	0.99%
Total	$12,715	$408	$12,307	$4,930,815	0.33%

	For the Year Ended December 31,
2025:
Commercial real estate	$3,220	$69	$3,151	$2,112,281	0.15%
Commercial	12,659	428	12,231	487,827	2.51%
Residential real estate	4	25	(21)	2,034,170	—%
Home equity	21	1	20	300,686	0.01%
Consumer	185	12	173	18,631	0.93%
Total	$16,089	$535	$15,554	$4,953,595	0.31%

ACL on Loans. There were no significant changes in our modeling methodology to determine the ACL on loans during the three or nine months ended September 30, 2026. The significant key assumptions used with the ACL on loans calculation as of September 30, 2026 and December 31, 2025, included: (i) Company-specific key loss drivers (i.e., macroeconomic factors), (ii) our forecast period and reversion speed, (iii) prepayment speeds, and (iv) various qualitative factors.

As of September 30, 2026 and December 31, 2025, the recorded ACL on loans was $46.2 million, or 0.92% to total loans, and $45.3 million, or 0.91% of total loans, respectively, and represented our best estimate. Our ACL on loans estimate as of each date incorporated the ongoing risk of a recession over the next 12 to 24 months using multiple scenarios and probability weighting each scenario. The ACL on loans as of September 30, 2026 and December 31, 2025, incorporated a similar weighting for the probability of a recession over the next 12 to 24 months based on our forecasted macroeconomic outlook as of each date. Refer to “—Provision for Credit Losses” and Note 4 of the consolidated financial statements for other factors impacting the change in ACL on loans during the nine months ended September 30, 2026.

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

ACL on Off-Balance Sheet Credit Exposures. The ACL on off-balance sheet credit exposures as of September 30, 2026 and December 31, 2025, was $3.4 million and $3.1 million, respectively. During the nine months ended September 30, 2026, there were no significant changes in our model methodology to determine the ACL on off-balance sheet credit exposures. The model uses the credit loss factors for each segment calculated within the ACL on loans model described above.

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

ACL on HTM Securities. As of September 30, 2026 and December 31, 2025, we evaluated our HTM debt securities for any credit concerns and none were identified. As of September 30, 2026 and December 31, 2025, we did not carry an ACL recorded on the Company’s HTM investments. Refer to “—Investments” and Note 3 of the consolidated financial statements for further discussion.

Liabilities

Deposits. Deposits totaled $5.8 billion and $5.5 billion at September 30, 2026 and December 31, 2025, respectively. The 6% increase during the first nine months of 2026 was driven by an increase in core deposits of $434.8 million, or 9%, to $5.2 billion at September 30, 2026. Savings, interest checking and non-interest-checking balances increased 17%, 12% and 6%, respectively, during the first nine months of 2026, partially offset by decreases in money market, CDs and brokered deposits of 4%, 11% and 38%, respectively.

The Company's loan-to-deposit ratio decreased to 86% at September 30, 2026, from 90% at December 31, 2025. The growth in core deposits, coupled with decreases in CDs and brokered deposits, contributed to an improved funding mix and lower loan-to-deposit ratio during the first nine months of 2026.

As of September 30, 2026, the Company had no customer relationships that exceeded 10% of total deposits.

Uninsured and Uncollateralized Deposits. Total deposits that exceeded the FDIC deposit insurance limit of $250,000 were $1.5 billion, or 26% of total deposits, as of September 30, 2026, and $1.3 billion, or 23% of total deposits, as of December 31, 2025.

Total uninsured and uncollateralized deposits that exceeded the FDIC deposit insurance limit of $250,000 and were not secured by pledged assets or any other guarantee of the Company totaled $990.9 million, or 17% of total deposits, as of September 30, 2026, and $828.3 million, or 15% of total deposits, as of December 31, 2025.

Borrowings. As of September 30, 2026, total borrowings were $374.4 million, a decrease of $269.9 million, or 42%, from December 31, 2025. The decrease in borrowings during the first nine months of 2026 was primarily driven by a $277.0 million, or 85%, decrease in FHLBB advances, as growth in lower-cost core deposits reduced the Company's need for FHLBB funding.

Shareholders' Equity

Shareholders' equity as of September 30, 2026, totaled $720.6 million, an increase of $24.0 million, or 3%, since December 31, 2025.

On September 29, 2026, the Company announced a quarterly cash dividend to shareholders of $0.42 per share totaling $7.1 million, payable on October 30, 2026 to shareholders of record as of October 15, 2026. As of September 30, 2026, the Company's annualized dividend yield was 3.04% based on Camden National's closing share price of $55.35, as reported by NASDAQ on September 30, 2026.

In January 2026, the Company’s Board of Directors authorized the repurchase of up to 850,000 shares of the Company’s common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock as of December 31, 2025. During the nine months ended September 30, 2026, the Company repurchased 85,131 shares of its common stock at a weighted average price of $46.55 per share totaling $4.0 million.

The following table presents certain information regarding shareholders’ equity as of and for the periods indicated:

	As of or For The Three Months Ended September 30,		As of or For The Nine Months Ended September 30,		As of or For The Year Ended December 31, 2025
	2026	2025	2026	2025
Financial Ratios
Average equity to average assets	10.56%	9.53%	10.35%	9.32%	9.44%
Common equity ratio	10.22%	9.69%	10.22%	9.69%	9.99%
Tangible common equity ratio (non-GAAP)	7.73%	7.09%	7.73%	7.09%	7.41%
Dividend payout ratio	30.88%	33.60%	31.42%	50.00%	45.21%
Per Share Data
Book value per share	$42.65	$39.97	$42.65	$39.97	$41.16
Tangible book value per share (non-GAAP)	$31.40	$28.42	$31.40	$28.42	$29.69
Dividends declared per share	$0.42	$0.42	$1.26	$1.26	$1.68

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

As of September 30, 2026, our primary liquidity sources available were as follows:

(Dollars in thousands)	Amount
Excess cash(1)	$175,441
Unpledged investment securities	289,974
Over collateralized securities pledging position	158,119
FHLBB	1,061,283
Fed Discount Window	132,865
Unsecured borrowing lines	94,872
Total available primary liquidity	$1,912,554
(1)    Excess cash represents cash held at the FRB that is above the minimum reserve requirement. As of September 30, 2026, the minimum reserve requirement remains at zero.
Total available primary liquidity of $1.9 billion was 1.9 times uninsured and uncollateralized deposits as of September 30, 2026. Refer to "—Financial Condition—Liabilities—Uninsured and Uncollateralized Deposits" for further details.

In addition to the available primary liquidity noted above, as of September 30, 2026, we may access an additional $1.3 billion in funding through brokered deposits.

Although we believe that our level of liquidity is sufficient to meet current and future funding requirements, changes in current economic conditions, including consumer saving habits and the availability or access to the brokered deposit and wholesale repurchase markets, could significantly affect our liquidity position.

Deposits. Deposits continue to represent our primary source of funds. As of September 30, 2026 and December 31, 2025, total deposits, including brokered deposits, were $5.8 billion and $5.5 billion, respectively. Refer to “—Financial Condition—Liabilities—Deposits” for further discussion on deposits.

The following is a summary of the scheduled maturities of CDs as of September 30, 2026:

(Dollars in thousands)	CDs
1 year or less	$568,917
> 1 year	36,995
Total	$605,912

Borrowings. Borrowings are used to supplement deposits as a source of liquidity. Our primary sources of borrowings are the FHLBB, FRB, other federal funds and customer repurchase agreements. As of September 30, 2026, total borrowings were $374.4 million, compared to $644.3 million as of December 31, 2025. We secure borrowings from the FHLBB with qualified residential real estate loans, certain investment securities and certain other assets available to be pledged. As of September 30, 2026, the Company had $1.1 billion in borrowing capacity from the FHLBB.

Customer repurchase agreements are secured by MBS and government-sponsored enterprises investment securities. Through the Bank, as of September 30, 2026, we have available lines of credit of $9.9 million with the FHLBB, $85.0 million with two correspondent banks, and $132.9 million with the FRB Discount Window. We also have access to the brokered deposit market and wholesale reverse repurchase transactions market. These sources are considered as liquidity alternatives in our contingent liquidity plan.

The following is a summary of the scheduled maturities of borrowings as of September 30, 2026:

(Dollars in thousands)	FHLBB Advances	Customer Repurchase Agreements	Junior Subordinated Debentures	Total
1 year or less	$50,000	$261,691	$—	$311,691
> 1 year	1,000	—	61,740	62,740
Total	$51,000	$261,691	$61,740	$374,431

Loans. Contractual loan repayments also affect our liquidity position. Actual speed and timing of repayment may differ materially from contract terms due to prepayments or nonpayment.

The Company's unpledged residential mortgage loan portfolio is also a source of contingent liquidity as it could be sold in a reasonable time period, at fair value, on the secondary market. As of September 30, 2026, qualifying residential mortgage loans with a book value of $1.9 billion were pledged as collateral to the FHLBB.

The following table presents the contractual maturities of loans at the date indicated:

	September 30, 2026
(Dollars in thousands)	Due in 1 Year or Less	Due after 1 Year Through 5 Years	Due After 5 Years Through 15 Years	Due in More than 15 Years	Total	% of Total Loans
Maturity Distribution(1):
Fixed Rate:
Commercial real estate(2)	$94,908	$517,447	$334,219	$2,470	$949,044	19%
Commercial	16,924	128,081	48,610	7,741	201,356	4%
Residential real estate	406	7,942	108,520	1,323,425	1,440,293	29%
Home equity	20	95	12,817	333,464	346,396	7%
Consumer	2,792	10,478	2,694	—	15,964	—%
Total fixed rate	115,050	664,043	506,860	1,667,100	2,953,053	59%
Adjustable/Variable Rate:
Commercial real estate(2)	71,245	392,284	509,653	232,717	1,205,899	24%
Commercial	54,948	97,776	57,409	6,435	216,568	4%
Residential real estate	28	1,237	32,310	547,497	581,072	12%
Home equity	46	2,158	12,407	31,025	45,636	1%
Total adjustable/variable rate	126,267	493,455	611,779	817,674	2,049,175	41%
Total loans	$241,317	$1,157,498	$1,118,639	$2,484,774	$5,002,228	100%
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

Investments. We generally invest in amortizing MBS and CMO debt securities that return cash flow at an accelerated rate in comparison to other types of debt securities that are of a bullet structure. MBS and CMO debt security cash flow will vary depending on the interest rate environment because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Interest rates have remained elevated during 2026, which has continued to result in slowing cash flows. As of September 30, 2026 and December 31, 2025, the Company’s MBS and CMO debt securities portfolio totaled 93% and 92%, respectively, of its total investment portfolio.

The Company's unpledged AFS investment portfolio is also a source of contingent liquidity, as it could be sold in a reasonable time period on the secondary market, at fair value, which was $187.3 million as of September 30, 2026.

The following is a summary of the scheduled cash flows from our debt securities portfolio, including investments designated as AFS and HTM, as of September 30, 2026:

(Dollars in thousands)	Contractual Cash Flows(1)
1 year or less	$189,568
> 1 year	1,122,951
Total	$1,312,519
(1)    Expected contractual cash flows could differ as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Liquidity Requirements. The Company generates cash flows through its normal course of business from earnings and, although not contractual, has a history of paying a quarterly cash dividend to its shareholders and repurchasing shares of its common stock. For the nine months ended September 30, 2026, the Company reported net income of $67.7 million and paid cash dividends of $21.4 million to shareholders.

In addition, in the course of its normal operations, the Company is party to several other contractual obligations not previously discussed, such as various lease agreements on a number of its branches. Renewal options within the various lease contracts, as applicable, were considered to determine the lease term and estimate the contractual obligation and commitment for the Company's operating and finance leases. Furthermore, certain lease contracts of the Company contain language that subject its rent payment to variability, such as those tied to an index or change in an index. As a result, the future contractual obligation and commitment may materially differ from that estimated and disclosed within the table below. As of September 30, 2026, we had the following lease and other contractual obligations to make future payments under each of these contracts as follows:

(Dollars in thousands)	Total Amount	Payments Due per Period
Contractual obligations and commitments	Committed	1 Year or Less	> 1 Year
Operating leases	$18,527	$746	$17,781
Finance leases	8,810	109	8,701
Other contractual obligations	6,548	6,548	—
Total	$33,885	$7,403	$26,482

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

CAPITAL RESOURCES

As part of our goal to operate a safe, sound and profitable financial organization, we are committed to maintaining a strong capital base. Shareholders’ equity totaled $720.6 million as of September 30, 2026 and $696.6 million as of December 31, 2025, which amounted to 10% of total assets. Refer to "—Financial Condition—Shareholders' Equity" for further discussion on shareholders’ equity for the nine months ended September 30, 2026.

Our principal cash requirement is the payment of dividends on our common stock, as and when declared by the Company’s Board of Directors. We declared dividends to shareholders in the aggregate amount of $21.4 million and $22.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including the following: (i) capital position relative to total assets, (ii) risk-based assets, (iii) total classified assets, (iv) economic conditions, (v) growth rates for total assets and total liabilities, (vi) earnings performance and projections and (vii) strategic initiatives and related capital requirements. All dividends declared and distributed by the Company will be in compliance with applicable state corporate law and regulatory requirements.

We are primarily dependent upon the payment of cash dividends by the Bank, our wholly-owned subsidiary, to service our commitments. We, as the sole shareholder of the Bank, are entitled to dividends, when and as declared by the Bank's Board of Directors from legally available funds. For the nine months ended September 30, 2026 and 2025, the Bank declared dividends payable to the Company in the amount of $34.6 million and $14.2 million, respectively. Under regulations prescribed by the OCC, the Bank may not declare dividends in excess of the Bank’s net income for the current year plus its retained net income for the prior two years without prior approval from the OCC. If we are required to use dividends from the Bank to service unforeseen commitments in the future, we may be required to reduce the dividends paid to our shareholders going forward.

Please refer to Note 10 of the consolidated financial statements for discussion and details of the Company and Bank’s regulatory capital requirements. As of September 30, 2026 and December 31, 2025, the Company and Bank exceeded all regulatory capital requirements, and the Bank continues to meet the capital requirements to be classified as “well capitalized” under applicable prompt corrective action provisions.

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

As of September 30, 2026 and 2025, our net interest income sensitivity analysis reflected the following changes to net interest income, as compared to our modeled Year 1 Base net interest income, assuming no balance sheet growth and a parallel shift in interest rates. All rate changes were “ramped” over the first 12-month period and then maintained at those levels over the remainder of the ALCO simulation horizon.

	Estimated Changes In Net Interest Income
Rate Change from Year 1 — Base	September 30, 2026	September 30, 2025
Year 1
+200 basis points	(0.9)%	(2.1)%
-200 basis points	1.1%	3.3%
Year 2
+200 basis points	3.0%	4.0%
Rates unchanged	5.0%	6.7%
-200 basis points	7.0%	9.7%
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

In addition to using our investment portfolio to manage liquidity risk, we also use it to manage our interest rate risk and provide a natural hedge to our interest risk exposure created by loans, deposits and borrowings. Refer to “—Financial Condition—Investments” for further details of the Company’s investment portfolio, including the duration of the bond portfolio as of September 30, 2026 and December 31, 2025.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None
(b) None
(c) The following table summarizes the Company's stock purchases during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1-31, 2026	—	$—	—	764,869
August 1-31, 2026	—	—	—	764,869
September 1-30, 2026	—	—	—	764,869
Total	—	$—	—	764,869
(1) In January 2026, the Company announced that the Board of Directors had authorized a common stock repurchase program for management to repurchase up to 850,000 shares. This program will terminate upon the earlier of (i) reaching the authorized share repurchase amount, (ii) vote by the Board of Directors to terminate the plan, or (iii) January 7, 2027.

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

The following materials from Camden National Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in iXBRL: (i) Consolidated Statements of Condition - September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income - Three and Nine Months Ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2026 and 2025; and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMDEN NATIONAL CORPORATION
(Registrant)

/s/ Simon R. Griffiths	November 5, 2026
Simon R. Griffiths	Date
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael R. Archer	November 5, 2026
Michael R. Archer	Date
Chief Financial Officer and Principal Financial & Accounting Officer